Form 10-Q
period 1996-03-28
PANTRY INC
filed 1996-05-13
CIK 915862

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 28, 1996

                         Commission File Number 33-72574

                                THE PANTRY, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          56-1574463
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)         Identification Number)



                   1801 DOUGLAS DRIVE, SANFORD, NORTH CAROLINA
                    (Address of principal executive offices)


                                      27330
                                   (Zip Code)


                                 (919) 774-6700
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES   X      NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 Par Value                     114,029 shares
           (Class)                             (Outstanding at May 10, 1996)

                                THE PANTRY, INC.

                                    Form 10-Q

                                 March 28, 1996

                                Table of Contents



Part I - Financial Information


         Item 1.    Financial Statements

                    Consolidated Balance Sheet................................................2

                    Consolidated Statement of Operations (Unaudited)..........................4

                    Consolidated Statement of Cashflow (Unaudited)............................5

                    Notes to Unaudited Consolidated Financial Statements......................7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..........................................8

Part II - Other Information

         Item 1.    Legal Proceedings........................................................14

         Item 4.    Result of Votes of Security Holders......................................14

         Item 6.    Exhibits and Reports on Form 8-K.........................................14



                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                  September 28,   March 28,
                                                       1995         1996
                                                  -------------  -----------
                                                    (Audited)    (Unaudited)
ASSETS

Current assets:
  Cash                                               $ 10,999   $  5,626
  Receivables                                           2,851      3,271
  Inventories                                          12,286     12,085
  Prepaid expenses                                        795      1,099
  Income taxes receivable                                --          654
  Property held for sale                                2,047      4,743
  Deferred income taxes                                 1,304      1,304
                                                  -------------  -----------

    Total current assets                               30,282     28,782
                                                  -------------  -----------

Property and equipment, net                            67,119     66,651
                                                  -------------  -----------


Other assets:
  Goodwill, net                                        20,167     19,819
  Deferred lease cost, net                                416        391
  Deferred financing cost, net                          4,241      6,605
  Environmental receivables, net                        4,695      4,695
  Other                                                   800        553
                                                  -------------  -----------

    Total other assets                                 30,319     32,063
                                                  -------------  -----------

                                                     $127,720   $127,496
                                                  ============  ============

                                 THE PANTRY, INC
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                                               September 28,   March 28,
                                                                                    1995         1996
                                                                               -------------  -----------
                                                                                 (Audited)    (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                            $      15      $    15
  Current maturities of capital lease obligations                                       327          327
  Line of credit                                                                       --          5,640
  Accounts payable:
    Trade                                                                            12,779       14,317
    Money orders                                                                      1,882        2,461
  Accrued interest                                                                    5,143        5,111
  Accrued compensation and related taxes                                              2,691        2,254
  Income taxes payable                                                                  657         --
  Other accrued taxes                                                                 3,424        1,493
  Accrued insurance                                                                   3,300        3,607
  Other accrued liabilities                                                             825          570
                                                                               -------------  -----------

    Total current liabilities                                                        31,043       35,795
                                                                               -------------  -----------

Long-term debt                                                                      100,169      100,157
                                                                               -------------  -----------

Other non-current liabilities:
  Environmental reserve                                                               5,720        5,759
  Deferred income taxes                                                               1,193        1,193
  Capital lease obligations                                                           1,287        1,107
  Employment obligations                                                              2,294        2,295
  Accrued dividends on preferred stock                                                 --          1,040
  Other                                                                               2,346        2,788
                                                                               -------------  -----------

    Total other non-current liabilities                                              12,840       14,182
                                                                               -------------  -----------

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding at September 28, 1995;
   25,999 issued and outstanding at March 28, 1996                                     --           --
  Common stock, $.01 par value, 300,000 shares authorized;
   100,000 issued and outstanding at September 28, 1994;
   214,029 issued, 114,029 outstanding at March 28, 1996                                  1            1
  Additional paid in capital                                                        (10,110)     (10,152)
  Accumulated deficit                                                                (6,223)     (12,487)
                                                                               -------------  -----------

                                                                                    (16,332)     (22,638)
                                                                               -------------  -----------
                                                                                   $127,720     $127,496
                                                                               =============  ===========

                                 THE PANTRY, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                               Three Months Ended        Six Months Ended
                                                              ---------------------    ----------------------
                                                              March 30,   March 28,    March 30,    March 28,
                                                                1995         1996         1995         1996
                                                            -----------  ----------   ----------   ----------
                                                             (13 weeks)  (13 weeks)   (26 weeks)   (26 weeks)
Revenues:
  Merchandise sales                                         $  42,583    $  41,311    $  88,054    $  85,260
  Gasoline sales                                               41,540       41,975       87,163       87,674
  Commissions                                                   1,157          992        2,387        2,021
                                                            -----------  ----------   ----------   ----------

                 Total revenues                                85,280       84,278      177,604      174,955
                                                            -----------  ----------   ----------   ----------

Cost of sales:
  Merchandise                                                  27,874       27,892       57,819       56,811
  Gasoline                                                     36,349       36,695       74,833       76,269
                                                            -----------  ----------   ----------   ----------

                 Total cost of sales                           64,223       64,587      132,652      133,080
                                                            -----------  ----------   ----------   ----------

Gross profit                                                   21,057       19,691       44,952       41,875
                                                            -----------  ----------   ----------   ----------

Operating expenses:
  Store expenses                                               13,055       14,113       26,842       28,891
  General and administrative expenses                           4,613        4,562        8,974        9,252
  Depreciation and amortization                                 2,372        2,375        4,737        4,541
                                                            -----------  ----------   ----------   ----------

                 Total operating expenses                      20,040       21,050       40,553       42,684
                                                            -----------  ----------   ----------   ----------

Income from operations                                          1,017       (1,359)       4,399         (809)
                                                            -----------  ----------   ----------   ----------

Other income (expense):
  Interest                                                     (3,154)      (3,238)      (6,266)      (6,302)
  Miscellaneous                                                   279           56          510          209
                                                            -----------  ----------   ----------   ----------

                 Total other expense                           (2,875)      (3,182)      (5,756)      (6,093)
                                                            -----------  ----------   ----------   ----------

Income (loss) before income taxes and
    cumulative effect of accounting change                     (1,858)      (4,541)      (1,357)      (6,902)

Income tax benefit (expense)                                      468        1,144          339        1,678
                                                            -----------  ----------   ----------   ----------

Net income (loss) before cumulative
    effect of accounting change                                (1,390)      (3,397)      (1,018)      (5,224)

Cumulative effect of change in accounting for
    post-employment benefits (net of income
    tax benefit of $640)                                         --           --           (960)        --
                                                            -----------  ----------   ----------   ----------

Net income (loss)                                           $  (1,390)   $  (3,397)   $  (1,978)   $  (5,224)
                                                            ===========  ===========  ===========  ==========

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                 March 30,  March 28,
                                                                                   1995       1996
                                                                                ---------- ----------
                                                                                (26 weeks) (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                              $(1,978)   $(5,224)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of accounting change                                         1,600       --
    Depreciation and amortization                                                  4,737      4,541
    Change in deferred income taxes                                                 --         --
    (Gain) loss on sale of property and equipment                                    (69)       303
    Reserves for environmental issues                                              4,311         39
    Reserves for closed stores                                                        20         12
    Amortization of deferred revenues                                               (125)      (819)
  (Increase) decrease in:
    Receivables                                                                     (855)      (420)
    Inventories                                                                      731        201
    Prepaid expenses                                                                 (85)      (304)
    Income taxes receivable                                                       (1,703)      (654)
    Environmental receivables                                                     (4,608)      --
    Other assets                                                                  (1,075)       239
  Increase (decrease) in:
    Accounts payable - trade                                                       2,127      1,538
    Accounts payable - money orders                                                   12        579
    Accrued interest                                                                 184        114
    Accrued compensation and related taxes                                          (641)      (437)
    Income taxes payable                                                            (407)      (657)
    Other accrued taxes                                                             (594)    (1,931)
    Accrued insurance                                                                 11        307
    Employment obligations                                                          (106)         1
    Other accrued liabilities                                                       (160)      (401)
    Other liabilities                                                              1,384      1,328
                                                                                ---------- ----------


Net cash provided by (used in) operating activities                                2,711     (1,645)
                                                                                ---------- ----------

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                            Six Months Ended
                                                                        ---------------------------
                                                                        March 30,         March 28,
                                                                          1995              1996
                                                                   --------------     -------------
                                                                       (26 weeks)        (26 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property held for sale                                    (2,413)           (2,996)
  Additions to property and equipment                                    (8,148)           (4,620)
  Proceeds from sale of property held for sale                              960               300
  Proceeds from sale of property and equipment                              237             1,174
                                                                   --------------     -------------


Net cash provided by (used in) investing activities                      (9,364)           (6,142)
                                                                   --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations                       (207)             (180)
  Principal payments on long-term debt                                       (7)              (12)
  Proceeds from issuance of long-term debt                                 --                --
  Proceeds from line of credit, net                                        --               5,640
  Net proceeds from equity issue                                           --                 (42)
  Other financing costs                                                    (155)           (2,992)
                                                                   --------------     -------------


Net cash provided by (used in) financing activities                        (369)            2,414
                                                                   --------------      ------------

Net increase (decrease) in cash                                          (7,022)           (5,373)

CASH AT BEGINNING OF PERIOD                                              15,327            10,999
                                                                   --------------      ------------

CASH AT END OF PERIOD                                              $      8,305        $    5,626
                                                                   ==============      ============


                                THE PANTRY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. (the Company) and all amounts at March 28, 1996 and for the comparative three month and six month periods are unaudited. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

2. Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                                 September 28,    March 28,
                                                     1995           1996
                                                --------------   -----------
Inventories at FIFO cost
           Merchandise                           $     13,779     $ 13,065
           Gasoline                                     2,970        3,483
                                                --------------   -----------
                                                       16,749       16,548

Less adjustment to LIFO cost
           Merchandise                                 (4,152)      (4,152)
           Gasoline                                      (311)        (311)
                                                --------------   -----------

Inventories at LIFO cost                         $     12,286     $ 12,085
                                                ==============   ===========

3. The March 28, 1996 environmental reserve of $5.8 million represents estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $4.7 million are recorded as long-term environmental receivables.

4. Under the terms of the preferred stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to sixty dollars ($60) per share per semi-annual calendar period plus an amount determined by applying a 12% annual rate compounded semi-annually to any accrued but unpaid dividend amount from the last day of the semi-annual calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $1,040,000 of preferred stock dividends in the six months ended March 28, 1996.

5. During fiscal 1995, the Company adopted, retroactive to the beginning of the fiscal year, Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employer's Accounting for Postemployment Benefits" and restated its first quarter results to reflect the adoption. SFAS No. 112 requires that employers expense the costs of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 as of the beginning of fiscal 1995 was an after tax charge of $1.0 million in the quarter ended December 29, 1994.

6. The results of operations for the quarter ended March 28, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher earnings in its third and, especially, fourth quarters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's operations for the three-month and six-month periods ended March 28, 1996 (the fiscal 1996 second quarter and fiscal 1996 year to date results) included 13 and 26 weeks, respectively, as did the three-month and six-month periods ended March 30, 1995 (the fiscal 1995 second quarter and fiscal 1995 year to date results). Set forth below are selected unaudited financial and operating data of the Company for the periods indicated (dollars and gallons are in thousands, except per store and per gallon data):


                                                         Quarter Ended                          Six Months Ended
                                             March 30,      March 28,      Incr      March 30,       March 28,          Incr
                                               1995           1996        (Decr)       1995            1996            (Decr)
Total revenue                               $ 85,280       $ 84,278       -1.2%       $ 177,604     $ 174,955            -1.5%
Total gross profit                          $ 21,057       $ 19,691       -6.5%       $  44,952     $  41,875            -6.8%
Overall gross margin                           24.7%          23.4%                       25.3%         23.9%

MERCHANDISE OPERATIONS
Average store count                              404            390       -3.5%             405           393             -3.0%
Sales                                       $ 42,583       $ 41,311       -3.0%       $  88,054     $  85,260             -3.2%
Gross profit                                $ 14,709       $ 13,419       -8.8%       $  30,235     $  28,449             -5.9%

Gross margin                                    34.5%         32.5%                       34.3%         33.4%
Average sales per store                     $ 105,403      $105,926        0.5%       $ 217,417     $ 216,947             -0.2%
Average gross profit per store              $  36,408      $ 34,408       -5.5%       $  74,654     $  72,389             -3.0%
Same store sales comparison                     -1.3%          0.0%                       -0.1%         -1.0%


GASOLINE OPERATIONS
Average store count:
  In-house gasoline stores                        288            293       1.7%             288           292              1.4%
  Third-party gasoline stores                      71             67      -5.6%              72            68             -5.6%
Sales                                       $  41,540       $ 41,975       1.0%       $  87,163      $ 87,674              0.6%
Gallon sales                                   37,134         36,398      -2.0%          76,710        77,717              1.3%
Gross profit                                $   5,191       $  5,280       1.7%       $  12,330      $ 11,405             -7.5%
Average retail price per gallon             $    1.12       $   1.15       3.1%       $    1.14      $   1.13             -0.7%
Average gross profit per gallon             $  0.1398       $ 0.1451       3.8%       $  0.1607      $ 0.1468             -8.7%
Average gallons sold per store                103,437        101,387      -2.0%         211,906       215,881              1.9%
Average gross profit per store              $  14,460       $ 14,708       1.7%       $  34,061      $ 31,681             -7.0%
Same store sales comparison                      0.5%          -7.5%                       1.2%         -3.7%

Commission income                           $   1,157       $    992      -14.3%      $   2,387      $  2,021             -15.3%
Average commission income per store         $   2,864       $  2,544      -11.2%      $   5,894      $  5,142             -12.7%

Store expenses                              $  13,055       $ 14,113        8.1%      $  26,842      $ 28,891              7.6%
Store expenses as % of merchandise sales        30.7%          34.2%                      30.5%        33.99%

General and administrative expenses         $   4,613       $  4,562       -1.1%      $   8,974      $  9,252              3.1%
G&A expenses as % of merchandise sales          10.8%          11.0%                      10.2%         10.9%

Income (loss) from operations               $   1,017       $ (1,359)    -233.6%      $   4,399      $  (809)           -118.4%

EBITDA                                      $   3,668       $  1,072      -70.8%      $   9,646      $  3,941            -59.1%
EBITDA Margin                                    4.3%           1.3%                       5.4%          2.3%
Average EBITDA per store                    $   9,079       $  2,749      -69.7%      $  23,817      $ 10,028            -57.9%
Interest expense                            $   3,154       $  3,238        2.7%      $   6,266      $  6,302              0.6%
EBITDA/Total interest                            1.2x           0.3x      -71.5%           1.5x          0.6x            -59.4%

Net income (loss)                           $  (1,390)      $ (3,397)    -144.4%      $ (1,978)      $ (5,224)          -164.1%


General

         As of March 28, 1996, The Pantry, Inc. (the "Company") operated 391 convenience stores under the name "The Pantry" throughout North and South Carolina, western Kentucky, Tennessee and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. The Company sells lottery products in its Kentucky and Indiana stores. Self-service gasoline is sold at 360 Pantry stores, of which 313 offer leading national brands including Amoco, British Petroleum (BP), Citgo, Exxon and Texaco.

         During fiscal 1995, the Company developed a comprehensive marketing plan focusing on improved store appearance and customer service, enhanced food and beverage programs and better inventory management. The Company began implementing this plan at the end of fiscal 1995 with the introduction of Bean Street Coffee Company(TM), its new proprietary coffee program featuring freshly ground and flavored coffees, in all of the Company's stores. Another component of this plan, which was implemented in October 1995, involved offering more competitive prices on cigarettes to respond to cigarette sales volume decreases experienced in fiscal 1995. During the remainder of fiscal 1996 the Company expects to introduce an expanded hot dog program featuring Oscar Mayer hot dogs to enhance its midday food offerings and Parrot Ice brand frozen beverages to enhance its beverage offerings. In addition, the Company changed its wholesale grocer to McLane Company, Inc., which is the largest supplier to convenience stores in the United States. Management believes that this change will enable the Company to offer a broader selection of products.



Results of Operations

         Revenues. Merchandise sales decreased for the quarter and year to date due to a combination of the reduction in the Company's everyday retail cigarette prices effective on the first day of fiscal 1996 and lower store counts. Second quarter merchandise sales were also impacted by the closure of all remaining branded fast food operations during the first quarter of fiscal 1996 and unfavorable weather (snow and ice) in the second quarter. While the Company's new cigarette pricing strategy, implemented in early October, has resulted in decreases in cigarette revenues and gross profits, management believes that this new pricing strategy will benefit the Company over the long run by generating an increase in overall sales through increased cigarette sales volume and customer count. In addition, the Company has taken advantage of available supplier funding this fiscal year to further discount leading brands of cigarettes which further reduced retail sales but without a corresponding decrease in gross profit. Management believes the Company has made progress in this area as the quarterly merchandise same store sales did not show a decline for the first time since the fiscal 1995 first quarter. The sales decrease attributable to the new cigarette pricing strategy was offset by sales increases in other categories including coffee that resulted from the Company's new coffee program. Gasoline sales increased for the second quarter as an increase in the average retail price per gallon more than offset the decrease in the volume of gasoline sold. During the second quarter, the Company's cost of gasoline rose by nine cents per gallon. The consequential retail price increases along with the impact of unfavorable weather in the period led to a decrease in same store gasoline sales volume. Year to date gasoline sales increased slightly as an increase in the volume of gasoline sold more than offset a one cent per gallon decrease in the average retail price. Year to date sales volume increased as the sales volume generated from the thirteen new higher volume stores opened since the end of fiscal 1994 more than offset the volume lost from closing or selling twenty-eight underperforming stores during the same period (ten of which sold gasoline) and the year to date same store sales volume decrease.

         Gross Profit. Gross profit for the quarter and six months ended March 28, 1996 decreased from the comparable periods in fiscal 1995, reflecting decreases in merchandise gross profit for both periods and a year to date decrease in gasoline gross profit. The decreases in merchandise gross profit resulted from decreases both in sales, as discussed above, and gross margin, primarily due to the decrease in the Company's everyday retail price of cigarettes. Gasoline gross profit in the second quarter increased due to an increase in the gross profit per gallon, which more than offset the decrease in gasoline gallons sold. The increase in gross profit per gallon resulted from the Company's effort to pass along cost increases. The resulting gross profit per gallon in the second quarter of fiscal 1996 was higher than the gross profit per gallon in the second quarter of fiscal 1995 with the positive variance over the prior year's quarter concentrated in February and March. Year to date gasoline gross profit decreased due to a decrease in the gross profit per gallon, which more than offset the increase in gasoline gallons sold. The primary reason for the decrease in the year to date gross profit were sharp and unusual declines in the gross profit per gallon in December 1995 and January 1996, when margins were 6.9 and 3.1 cents per gallon lower, respectively, than in the prior year. Management believes this decrease was experienced throughout the industry.

         Store Operating Expenses. Store operating expenses for the quarter and year to date increased over the same periods in fiscal 1995, both in total dollars and as a percentage of merchandise sales. The increases in store operating expenses were attributable primarily to (i) higher environmental clean-up expense than in the comparable fiscal 1995 period (which reflected a non-recurring reduction of $0.7 million recognized in the second quarter of fiscal 1995), (ii) higher real estate lease expense, which reflects the leases associated with new stores opened in fiscal 1995, and (iii) increased advertising costs to promote the introduction of the Company's new coffee program and to increase in-store point of sale advertising. The Company has experienced an increase in its average hourly wage for store employees of approximately twenty-five cents per hour, the effect of which has been offset by the decrease in store count and the closure of its branded fast food operations.

         General and Administrative Expenses. General and administrative expenses decreased for the quarter in total dollars but increased as a percentage of merchandise sales. The total dollar decrease was due primarily to a decrease in medical benefits expense. The Company also experienced a decrease in incentive-based compensation which was offset by a $0.3 million charge recorded in March for severance benefits related to certain senior level management changes. Year to date general and administrative expenses increased both in total dollars and as a percentage of merchandise sales. The increase was due primarily to an increase in employment expense, primarily employee moving expense and expenses related to the Company's annual convention, which was held in November 1995.

         Income from Operations. Income from operations for the three and six month periods ended March 28, 1996 decreased from the three and six month periods ended March 30, 1995 due principally to the decrease in gross profit discussed and the increases in store operating and general and administrative expenses noted above.

         Interest Expense. Interest expense for the fiscal 1996 second quarter and year to date increased due to increased use of the Company's line of credit.

         Income Tax Expense (Benefit). Income tax benefit for the second quarter and year to date increased due to higher pre-tax losses than for the comparable periods in fiscal 1995.

         Cumulative Effect of Accounting Change. During fiscal 1995, the Company adopted, retroactive to the beginning of the fiscal year SFAS No. 112 and restated its first quarter results to reflect the adoption. The cumulative effect of adopting SFAS No. 112 as of the beginning of fiscal 1995 was an after tax charge of $1.0 million in the quarter ended December 29, 1994.

         Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, cumulative effect of accounting change and extraordinary item. EBITDA decreased for the second quarter and year to date primarily as a result of the decrease in income from operations discussed above.

Liquidity and Capital Resources

         Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, capital expenditures represent the primary use of Company funds. Cash provided by operating activities in the six months ended March 28, 1996 decreased $4.4 million (160.7%) from the six months ended March 30, 1995. The primary reason for the decrease was the increase in the Company's net loss due to the factors previously discussed.

         Line and Letter of Credit Facility. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1997 consisting of a $12.5 million working capital line of credit and a $12.5 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self insurance of workers compensation and for other letter of credit needs. As of March 28, 1996, there were borrowings of $5.6 million outstanding under the $12.5 million working capital line of credit and approximately $7.7 million of letters of credit were issued under the standby letter of credit facility.

         Capital Expenditures. Year to date 1996 capital expenditures total $7.6 million, comprised of $0.8 million for new store equipment, $3.8 million for existing store improvements and another $3.0 million for new store land and buildings (expected to be sold and leased back).

         Store Expansion. Currently, the Company is funding its new store expansion program from two sources. New store equipment is being funded primarily from cash provided by operations while new store real estate is being funded through a sale leaseback program. The Company opened three stores in the first six months of fiscal 1996 and has another two stores under construction. The estimated cost of building and opening a new store is approximately $1.3 million, including land, building, site improvements, exterior gasoline equipment and interior fixtures and equipment. The average inventory investment in a new store is approximately $50,000, including initial merchandise and gasoline inventories. Historically, newly opened stores have become profitable during the first four to nine months of operations. The Company may also expand its store base by acquiring selected groups of convenience stores from other operators.

         Long-Term Debt. The Company's long-term debt consists primarily of $100 million of the Company's 12% Senior Notes due 2000 (the "Notes"). The interest payments on the Notes are due May 15 and November 15. The Indenture, which governs the Notes, contains restrictive covenants that affect the ability of the Company to expand its business.

         In connection with the transactions involving FS Equity Partners III, L.P. and FS Equity International, L.P. (collectively, the "FS Funds") and Chase Capital Partners ("Chase") (see below), a Supplemental Indenture was executed on December 4, 1995 by the Company and IBJ Schroder Bank & Trust Company, as Trustee under the Indenture. The Supplemental Indenture makes certain conditional changes in the Indenture, including the following: (i) permitted borrowings under Section 4.10(b) of the Indenture are increased from $25.0 million to $35.0 million and the purposes for which such borrowings can be used is expanded; (ii) borrowings permitted under Section 4.10(d) of the Indenture are increased from $5.0 million to $10.0 million, the purposes for which such borrowings can be used are expanded to include capital expenditures generally (rather than furniture, fixtures and equipment) and the restriction that all such borrowings be non-recourse to the Company is removed; (iii) the time period in which proceeds of Asset Sales (as defined in the Indenture) can be reinvested is increased and the amount of Asset Sales for which no prepayment of the Notes is required under Section 4.13 of the Indenture is increased to facilitate potential sale/leaseback transactions; (iv) the limitations on Restricted Payments (as defined in the Indenture) are modified to allow the Company to make loans to employees to purchase Company stock and to allow the Company to repurchase stock from employees when their employment with the Company terminates; (v) the Company is required to own a minimum of 112 convenience store properties at all times; and (vi) the interest rate payable on the Notes will increase if a specified Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is not maintained until the required Consolidated Fixed Charge Coverage Ratio is achieved. These modifications in the terms of the Indenture do not become operative unless, on or before December 31, 1996, the Company has issued Qualified Capital Stock (as defined in the Indenture) for at least $22.6 million in cash, net of any payments to existing stockholders for the purchase of capital stock of the Company.

         Preferred and Common Stock. On November 30, 1995, Montrose Value Fund Limited Partnership ("MVF") purchased all 45,172 shares of common stock formerly owned by Truby G. Proctor, Jr., Frank E. Proctor and Lee-Moore Oil Company (collectively, the "Proctor Group"). Montrose Financial No. 6 Limited Partnership ("MF#6") and MVF then exchanged their 100,000 shares of common stock for 100,000 new shares of common stock and 22,800 shares of preferred stock. Chase then purchased from the Company 13,700 newly-issued shares of common stock and 3,124 shares of preferred stock. The FS Funds then purchased from MVF 45,172 shares of common stock and 10,299 shares of preferred stock. As a result of these transactions, the Company has now issued (i) 114,029 shares of common stock, all of which are outstanding, and (ii) 25,999 shares of preferred stock, all of which are outstanding. After fees, these transactions resulted in no net proceeds to the Company.

         Shareholders' Deficit. The Company's shareholders' deficit was $22.6 million as of March 28, 1996. This deficit is due to the accounting treatment applied to a 1987 leveraged buyout of the Company's outstanding common stock, which resulted in a debit to additional paid in capital of $17.1 million, along with current year losses and dividend accruals related to the Company's outstanding preferred stock.

         Environmental Considerations. The United States Environmental Protection Agency ("EPA"), state, and local regulatory agencies have adopted various regulations governing underground petroleum storage tanks ("USTs") that require the Company to make certain expenditures for compliance. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. UST systems upgrading consists of: installing and employing leak detection equipment and systems, upgrading UST systems for corrosion protection and installing overfill/spill prevention devices.



         Leak detection - The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs.

         Corrosion Protection - Corrosion protection equipment is required to be installed by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to replace or upgrade all its steel tanks by 1998. In the Company's locations in coastal areas, which are more environmentally sensitive, fiberglass tanks and piping will be installed. In other areas, internal tank lining and cathodic protection will be utilized to upgrade UST systems to 1998 standards. Approximately 73% or the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

         Overfill/Spill Prevention - The 1988 EPA regulations require that all UST sites have overfill/spill prevention devices by December 22, 1998. The Company is systematically installing these devices on all Company-owned UST systems to meet the regulations. The Company has installed spill/overfill equipment for approximately 77% of its USTs.

         The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $2.5 million to $3.5 million of capital expenditures for these purposes over the next three years. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.



         All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems. The coverage afforded by each state fund varies but generally provides up to $1 million for the cleanup of environmental contamination and most provide coverage for third party liability. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought.

         As of March 28, 1996, the Company is responsible for the remediation of contamination at 58 sites. Other third parties are responsible for remediation of contamination at another 13 sites. The Company has accrued $5.8 million for estimated total future remediation costs at the sites for which it is responsible. The Company anticipates that approximately $1.1 million of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $4.7 million, the Company believes that
(i) approximately $4.5 million will be reimbursed from state trust funds based on prior acceptance of sites for reimbursement or anticipated acceptance based on date of discovery of the contamination and (ii) approximately $0.2 million will be covered by insurance based on the prior acceptance of sites for such coverage. The total expected reimbursement of $4.7 million is reflected in the Company's long-term environmental receivables. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. These estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and UST system leaks). Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial additional remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

                     ---------------------------------------

         On November 30, 1995, the FS Funds and Chase acquired 39.9% and 12.0%, respectively, of the Company's capital stock through a series of fundings (collectively, the "Initial Funding") that included the purchase of common stock from certain stockholders and the purchase of newly-issued common stock and preferred stock from the Company. The FS Funds are private equity investment partnerships with offices in Los Angeles and New York. Chase is a New York-based investment firm that is wholly-owned and funded by Chase Capital Corporation. In conjunction with the Initial Funding, certain covenants of the Indenture were amended.

         The Initial Funding contemplated a further series of transactions (collectively, the "Subsequent Funding") that, subject to the satisfaction of certain conditions, called for the acquisition by certain investors of additional shares of the capital stock of the Company. On December 1, 1995, the FS Funds and Chase delivered a commitment (the "Commitment") to MVF and MF#6 (collectively, "The Montrose Group") which, among other things, called for the FS Funds and Chase to acquire all shares of the Company's common stock and preferred stock held by The Montrose Group at a price of $152.00 per share of common stock and $1,000.00 per share of preferred stock or, alternatively, to acquire shares of common stock and preferred stock from the Company to allow the Company to repurchase shares of the Company's capital stock held by The Montrose Group pursuant to an option to purchase all such shares granted by The Montrose Group in favor of the Company. In addition. the Commitment called for the purchase by the FS Funds and Chase of certain newly-issued shares of common stock and preferred stock from the Company. The obligations of the FS Funds and Chase under the Commitment were subject to the satisfaction of certain conditions to the Subsequent Funding, including conditions set forth in the Commitment, which included without limitation, the absence of a material adverse change in the business, properties, prospects, financial condition and results of operations of the Company and its subsidiaries prior to February 28, 1996 (a "Material Adverse Change"). In March 1996, The Montrose Group was advised that, among other things, as a result of a Material Adverse Change, all conditions to the Subsequent Funding and to the Commitment had not been met and that each of the FS Funds and Chase was therefore relieved of its obligations under the Commitment. In April 1996, The Montrose Group brought suit against the FS Funds and Chase, seeking, among other things, to enforce the terms of the Commitment. In addition, the Company was named as a defendant in such action. For a description of such litigation, see Item 1 - "Legal Proceedings" below. As of May 1, 1996, no additional shares of the capital stock of the Company have been acquired by either the FS Funds or Chase.

         While no assurances can be given in this regard, management believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs, sale and leaseback programs, permitted borrowings by its Unrestricted Subsidiary and proceeds from the issuance of additional equity will be adequate to fund the Company's proposed store expansion program, its store facilities and upgrading programs, its debt service requirements and the other operating requirements of the Company in the foreseeable future.

Part II - Other Information.

         Item 1. Legal Proceedings. On April 12, 1996, Montrose Value Fund Limited Partnership and Montrose Financial No. 6 Limited Partnership (collectively, "The Montrose Group") filed a complaint (the "Complaint") in the Superior Court in Durham County, North Carolina, against FS Equity Partners III, L.P., FS Equity International, L.P. and certain of their affiliates (the "FS Funds"), Chase Capital Partners ("Chase") and the Company. The Complaint references the Commitment dated December 1, 1996 (the "Commitment") delivered by the FS Funds and Chase to The Montrose Group. Among other things, the Commitment called for the FS Funds and Chase to acquire all shares of the Company's common stock and preferred stock held by The Montrose Group at a price of $152.00 per share of common stock and $1,000.00 per share of preferred stock or, alternatively, to acquire shares of common stock and preferred stock from the Company to allow the Company to repurchase shares of the Company's capital stock held by The Montrose Group pursuant to an option to purchase all such shares granted by The Montrose Group in favor of the Company. In addition. the Commitment called for the purchase by the FS Funds and Chase of certain newly-issued shares of common stock and preferred stock from the Company. The obligations of the FS Funds and Chase under the Commitment were subject to the satisfaction of certain conditions to the Subsequent Funding, including conditions set forth in the Commitment, which included without limitation, the absence of a material adverse change in the business, properties, prospects, financial condition and results of operations of the Company and its subsidiaries prior to February 28, 1996 (a "Material Adverse Change"). In March 1996, The Montrose Group was advised that, among other things, as a result of a Material Adverse Change, all conditions to the Subsequent Funding and to the Commitment had not been met and that each of the FS Funds and Chase was therefore relieved of its obligations under the Commitment



         Item 4.  Result of Votes of Security Holders.
                         None.


         Item 6.  Exhibits and Reports on Form 8-K.
                  (a)    Exhibits.
                         None.

                  (b)    Reports on Form 8-K.
                         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PANTRY, INC.

Date:    May 10 1996                       By:/s/ Mark C. King
                                           Mark C. King
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary
                                           (Authorized Officer and Principal
                                           Financial Officer)