Form 10-Q
period 1996-06-27
PANTRY INC
filed 1996-08-12
CIK 915862

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1996

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

         COMMON STOCK, $0.01 PAR VALUE                  114,029 SHARES
                       (CLASS)                  (OUTSTANDING AT AUGUST 12, 1996)

                                THE PANTRY, INC.

                                    FORM 10-Q

                                  JUNE 27, 1996

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Balance Sheets (Unaudited).......................................................2

                    Consolidated Statements of Operations (Unaudited).............................................4

                    Consolidated Statements of Cash Flows (Unaudited).............................................5

                    Notes to Unaudited Consolidated Financial Statements..........................................7

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................................8

PART II - OTHER INFORMATION

         ITEM 1.    Legal Proceedings............................................................................14

         ITEM 6.    Exhibits and Reports on Form 8-K.............................................................14



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       September 28,      June 27,
                                                                                           1995             1996
ASSETS

Current assets:
  Cash                                                                                   $ 10,999         $  5,728
  Receivables                                                                               2,851            3,100
  Inventories                                                                              12,286           13,134
  Prepaid expenses                                                                            795              791
  Income taxes receivable                                                                      --              392
  Property held for sale                                                                    2,047            3,527
  Deferred income taxes                                                                     1,304            1,304
                                                                                          --------         --------

    Total current assets                                                                   30,282           27,976
                                                                                          --------         --------

Property and equipment, net                                                                67,119           65,841
                                                                                          --------         --------

Other assets:
  Goodwill, net                                                                            20,167           19,645
  Deferred lease cost, net                                                                    416              378
  Deferred financing cost, net                                                              4,241            6,279
  Environmental receivables, net                                                            4,695            4,695
  Other                                                                                       800              449
                                                                                          --------        --------

    Total other assets                                                                     30,319           31,446
                                                                                          --------        --------
                                                                                         $127,720         $125,263
                                                                                          ========        ========

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                       September 28,      June 27,
                                                                                          1995             1996

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                                      $    15        $     15
  Current maturities of capital lease obligations                                               327             327
  Line of credit                                                                               --             2,585
  Accounts payable:
    Trade                                                                                    12,779          18,224
    Money orders                                                                              1,882           2,660
  Accrued interest                                                                            5,143           1,502
  Accrued compensation and related taxes                                                      2,691           3,084
  Income taxes payable                                                                          657            --
  Other accrued taxes                                                                         3,424           1,739
  Accrued insurance                                                                           3,300           3,642
  Other accrued liabilities                                                                     825             769
                                                                                           ---------       ---------

    Total current liabilities                                                                31,043          34,547
                                                                                           ---------       ---------

Long-term debt                                                                              100,169         100,153
                                                                                           ---------       ---------

Other non-current liabilities:
  Environmental reserve                                                                       5,720           5,793
  Deferred income taxes                                                                       1,193           1,193
  Capital lease obligations                                                                   1,287           1,017
  Employment obligations                                                                      2,294           2,223
  Accrued dividends on preferred stock                                                         --             1,820
  Other                                                                                       2,346           3,276
                                                                                           ---------       ---------

    Total other non-current liabilities                                                      12,840          15,322
                                                                                           ---------       ---------

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding at September 28, 1995;
   25,999 issued and outstanding at June 27, 1996                                             --              --
  Common stock, $.01 par value, 300,000 shares authorized;
   100,000 issued and outstanding at September 28, 1994;
   114,029 issued and outstanding at June 27, 1996                                                1               1
  Additional paid in capital                                                                (10,110)        (10,395)
  Accumulated deficit                                                                        (6,223)        (14,365)
                                                                                           ---------      ---------

                                                                                            (16,332)        (24,759)
                                                                                           ---------      ---------
                                                                                          $ 127,720       $ 125,263
                                                                                           =========      =========


                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                Three Months Ended             Nine Months Ended
                                                                June 29,     June 27,         June 29,     June 27,
                                                                  1995         1996             1995         1996
                                                               (13 weeks)   (13 weeks)       (39 weeks)   (39 weeks)

Revenues:
  Merchandise sales                                            $ 49,410        $50,351       $137,464      $ 135,611
  Gasoline sales                                                 49,390         52,301        136,553        139,975
  Commissions                                                     1,078            998          3,465          3,019
                                                               ---------     ---------      ---------      ---------

                 Total revenues                                  99,878        103,650        277,482        278,605
                                                               ---------     ---------      ---------      ---------

Cost of sales:
  Merchandise                                                    32,077         34,196         89,896         91,007
  Gasoline                                                       43,757         45,617        118,590        121,886
                                                               ---------     ---------      ---------      ---------

                 Total cost of sales                             75,834         79,813        208,486        212,893
                                                               ---------     ---------      ---------      ---------

Gross profit                                                     24,044         23,837         68,996         65,712
                                                               ---------     ---------      ---------      ---------

Operating expenses:
  Store expenses                                                 14,384         14,002         41,226         42,893
  General and administrative expenses                             4,432          5,363         13,406         14,615
  Depreciation and amortization                                   2,353          2,333          7,090          6,874
                                                               ---------     ---------      ---------      ---------

                 Total operating expenses                        21,169         21,698         61,722         64,382
                                                               ---------     ---------      ---------      ---------

Income from operations                                            2,875          2,139          7,274          1,330
                                                               ---------     ---------      ---------      ---------

Other income (expense):
  Interest                                                       (3,179)        (2,604)        (9,445)        (8,906)
  Miscellaneous                                                     312           (347)           822           (138)
  Acquisition due diligence cost                                 (1,043)          --           (1,043)          --
                                                               ---------     ---------      ---------      ---------

                 Total other expense                             (3,910)        (2,951)        (9,666)        (9,044)
                                                               ---------     ---------      ---------      ---------

Income (loss) before income taxes and
    cumulative effect of accounting change                       (1,035)          (812)        (2,392)        (7,714)

Income tax benefit (expense)                                        210           (286)           549          1,392
                                                               ---------     ---------      ---------      ---------

Net income (loss) before cumulative
    effect of accounting change                                    (825)        (1,098)        (1,843)        (6,322)

Cumulative effect of change in accounting for
    post-employment benefits (net of income
    tax benefit of $640)                                           --             --             (960)          --
                                                               ---------     ---------      ---------      ---------

Net income (loss)                                              $   (825)     $  (1,098)     $  (2,803)     $ (6,322)
                                                               =========     =========       =========     =========


                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                               June 29,      June 27,
                                                                                                1995             1996
                                                                                              (39 weeks)     (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                            $ (2,803)      $(6,322)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of accounting change                                                        1,600          --
    Depreciation and amortization                                                                 7,090         6,874
    Change in deferred income taxes                                                                --            --
    (Gain) loss on sale of property and equipment                                                   (57)          268
    Reserves for environmental issues                                                             4,206            73
    Reserves for closed stores                                                                      140           285
    Write-off of property held for sale                                                            --             125
    Amortization of deferred revenues                                                              (330)       (1,011)
  (Increase) decrease in:
    Receivables                                                                                    (905)         (249)
    Inventories                                                                                     775          (848)
    Prepaid expenses                                                                                 (5)            4
    Income taxes receivable                                                                      (1,971)         (392)
    Environmental receivables                                                                    (4,488)         --
    Other assets                                                                                   (195)          262
  Increase (decrease) in:
    Accounts payable - trade                                                                      2,515         3,756
    Accounts payable - money orders                                                                 153           778
    Accrued interest                                                                             (2,551)       (3,451)
    Accrued compensation and related taxes                                                         (492)          393
    Income taxes payable                                                                           (407)         (657)
    Other accrued taxes                                                                             (38)            4
    Accrued insurance                                                                               361           342
    Employment obligations                                                                         (119)          (71)
    Other accrued liabilities                                                                      (177)         (246)
    Other liabilities                                                                             1,435         1,831
                                                                                                  -------       -------


Net cash provided by (used in) operating activities                                               3,737         1,748
                                                                                                  -------       -------


                                   THE PANTRY, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Dollars in thousands)



                                                                                                    Nine Months Ended
                                                                                                   June 29,    June 27,
                                                                                                    1995         1996
                                                                                                  (39 weeks)  (39 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property held for sale                                                             (6,387)       (3,362)
  Additions to property and equipment                                                             (9,995)       (5,447)
  Proceeds from sale of property held for sale                                                     6,642         1,385
  Proceeds from sale of property and equipment                                                       434         1,421
                                                                                                --------      --------


Net cash provided by (used in) investing activities                                               (9,306)       (6,003)
                                                                                                --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations                                                (309)         (270)
  Principal payments on long-term debt                                                               (10)          (16)
  Proceeds from issuance of long-term debt                                                          --            --
  Proceeds from line of credit, net                                                                 --           2,585
  Net payments related to equity issue                                                              --            (285)
  Other financing costs                                                                             (290)       (3,030)
                                                                                                --------      --------


Net cash provided by (used in) financing activities                                                 (609)       (1,016)
                                                                                                --------      --------

Net increase (decrease) in cash                                                                   (6,178)       (5,271)

CASH AT BEGINNING OF PERIOD                                                                       15,327        10,999
                                                                                                --------      --------

CASH AT END OF PERIOD                                                                           $  9,149      $  5,728
                                                                                                ========      ========



                                THE PANTRY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. (the Company) and all amounts at June 27, 1996 and for the comparative three month and nine month periods are unaudited. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. Certain amounts in the fiscal 1995 consolidated financial statements have been reclassified to conform to the current year presentation.

2. Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):
                                         September 28,        June 27,
                                             1995               1996
       Inventories at FIFO cost
                  Merchandise          $     13,779       $     13,970
                  Gasoline                    2,970              3,871
                                       --------------     ------------
                                             16,749             17,841
       Less adjustment to LIFO cost
                  Merchandise                (4,152)            (4,231)
                  Gasoline                     (311)              (476)
                                       -------------      -------------
       Inventories at LIFO cost        $     12,286       $     13,134
                                       ==============     ============

3. The June 27, 1996 environmental reserve of $5.8 million represents estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $4.7 million are recorded as long-term environmental receivables.

4. Under the terms of the preferred stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to sixty dollars ($60) per share per semi-annual calendar period plus an amount determined by applying a 12% annual rate compounded semi-annually to any accrued but unpaid dividend amount from the last day of the semi-annual calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $1,820,000 of preferred stock dividends in the nine months ended June 27, 1996.

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

6. The results of operations for the quarter ended June 27, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher earnings in its third and, especially, fourth quarters.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's operations for the three-month and nine-month periods ended June 27, 1996 (the fiscal 1996 third quarter and fiscal 1996 year to date results) included 13 and 39 weeks, respectively, as did the three-month and nine-month periods ended June 29, 1995 (the fiscal 1995 third quarter and fiscal 1995 year to date results). Set forth below are selected unaudited financial and operating data of the Company for the periods indicated (dollars and gallons are in thousands, except per store and per gallon data):




                                                     Quarter Ended                      Nine Months Ended
                                            June 29,   June 27,      Incr        June 29,     June 27,     Incr
                                              1995       1996       (Decr)         1995         1996      (Decr)

Total revenue                              $ 99,878   $103,650       3.8%     $277,482       $278,605       0.4%
Total gross profit                         $ 24,044   $ 23,837      -0.9%     $ 68,996       $ 65,712      -4.8%
Overall gross margin                           24.1%      23.0%                   24.9%          23.6%

MERCHANDISE OPERATIONS
Average store count                             402        390      -3.0%          403            392      -2.7%
Sales                                      $ 49,410   $ 50,351       1.9%     $137,464       $135,611      -1.3%
Gross profit                               $ 17,333   $ 16,155      -6.8%     $ 47,568       $ 44,604      -6.2%
Gross margin                                   35.1%      32.1%                   34.6%          32.9%
Average sales per store                    $122,910   $129,105       5.0%     $341,102       $345,946       1.4%
Average gross profit per store             $ 43,117   $ 41,423      -3.9%     $118,035       $113,786      -3.6%
Same store sales comparison                   -1.7%        4.2%                   -0.6%           0.9%


GASOLINE OPERATIONS
Average store count:
  In-house gasoline stores                     289         292       1.0%          289            292      1.0%
  Third-party gasoline stores                   71          67      -5.6%           72             68     -5.6%
Sales                                      $49,390    $ 52,301       5.9%     $136,553       $139,975      2.5%
Gallon sales                                40,721      40,418      -0.7%      117,431        118,135      0.6%
Gross profit                               $ 5,633    $  6,684      18.7%     $ 17,963       $ 18,089      0.7%
Average retail price per gallon            $  1.21    $   1.29       6.7%     $   1.16       $   1.18      1.9%
Average gross profit per gallon            $0.1383    $ 0.1654      19.5%     $  0.153       $ 0.1531      0.1%
Average gallons sold per store             113,429     112,585      -0.7%      324,395        328,153      1.2%
Average gross profit per store             $15.691    $ 18,618      18.7%     $ 49,622       $ 50,247      1.3%
Same store sales comparison                   -1.9%       -5.0%                    0.1%          -4.1%

Commission income                          $ 1,078    $    998      -7.4%     $  3,465       $  3,019    -12.9%
Average commission income per store        $ 2,682    $  2,559      -4.6%     $  8,598       $  7,702    -10.4%

Store expenses                             $14,384    $ 14,002      -2.7%     $ 41,226       $ 42,893      4.0%
Store expenses as % of merchandise sales      29.1%       27.8%                   30.0%          31.6%

General and administrative expenses        $ 4,432    $  5,363      21.0%     $ 13,406       $ 14,615      9.0%
G&A expenses as % of merchandise sales         9.0%       10.7%                    9.8%          10.8%

Income (loss) from operations              $ 2,875    $  2,139     -25.6%     $  7,274       $  1,330    -81.7%

EBITDA                                     $ 5,540    $  4,125     -25.5%     $ 15,186       $  8,066    -46.9%
EBITDA Margin                                  5.5%        4.0%                    5.5%           2.9%
Average EBITDA per store                   $13,781    $ 10,577     -23.3%     $ 37,682       $ 20,577    -45.4%
Interest expense                           $ 3,179    $  2,604     -18.1%     $  9,445       $  8,906     -5.7%
EBITDA/Total interest                          1.7x        1.6x      -9.1%         1.6x           0.9x   -43.7%

Net income (loss)                          $  (825)   $ (1,098)     -33.1%    $ (2,803)      $ (6,322)  -125.5%



General

         As of June 27, 1996, The Pantry, Inc. (the "Company") operated 390 convenience stores under the name "The Pantry" throughout North and South Carolina, western Kentucky, Tennessee and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. The Company sells lottery products in its Kentucky and Indiana stores. Self-service gasoline is sold at 359 Pantry stores, of which 285 in-house locations and 27 third-party locations offer leading national brands including Amoco, British Petroleum (BP), Citgo, Exxon and Texaco.

         At the beginning of fiscal 1996, the Company began implementing a comprehensive merchandising and marketing plan focusing on more aggressive off-shelf merchandise displays, improved store appearance and customer service, enhanced food and beverage programs and better inventory management. Components of this plan included, among other things, lowering everyday retail cigarette prices and changing its wholesale grocer. While the Company's new cigarette pricing strategy resulted in first and second quarter decreases in cigarette revenues and gross profits, management believes that this new pricing strategy along with other components of the plan have begun to generate increases in overall sales and customer count.



Results of Operations

         REVENUES. Third quarter merchandise sales increased due to several factors including (i) increases in cigarette sales volume and soft drink sales,
(ii) incremental sales from new merchandise programs and (iii) more favorable weather in June 1996 than in June 1995, which was unusually rainy. These factors more than offset sales declines due to the reduction in the Company's everyday retail cigarette prices, the closure of all remaining branded fast food operations during the first quarter of fiscal 1996 and lower store counts. Third quarter merchandise same store sales increased 4.2%, the highest quarterly increase since the first quarter of fiscal 1994. Year to date merchandise sales decreased due to a combination of (i) lower store counts, (ii) the closure of all remaining branded fast food operations during the first quarter of fiscal 1996, (iii) unfavorable weather (snow and ice) in the second quarter and (iv) the impact of lower everyday retail cigarette prices, which was only partially offset by volume increases in the first six months. Gasoline sales increased for the third quarter as an increase in the average retail price per gallon more than offset the decrease in the volume of gasoline sold. The higher average retail price was reflective of the increased cost of gasoline and resulted in a decrease in total sales volume and a decrease in same store gasoline sales volume. Year to date gasoline sales increased due to increases in both the average retail price and the volume of gasoline sold. The Company raised its retail prices in response to increases in the Company's cost of gasoline. The retail gasoline price increases along with the impact of unfavorable weather in the second quarter led to the decrease in year to date same store sales volumes. Year to date sales volume increased as the sales volume generated from the fourteen new higher volume stores opened since the end of fiscal 1994 more than offset the same store sales volume decrease and the volume lost from closing or selling thirty underperforming stores during the same period (fifteen of which sold gasoline).

         GROSS PROFIT. Gross profit for the quarter and year to date decreased from the comparable periods in fiscal 1995, as decreases in merchandise gross profit for both periods more than offset increases in gasoline gross profit for both periods. The decreases in merchandise gross profit resulted from decreases in gross margin, primarily due to the decrease in the Company's everyday retail price of cigarettes. Gasoline gross profit in the third quarter increased due to an increase in the gross profit per gallon, which more than offset the slight decrease in gasoline gallons sold. Year to date gasoline gross profit increased due to the increase in gasoline gallons sold. Increases in gross profit per gallon in the latter half of the second quarter and the entire third quarter offset sharp and unusual declines in the gross profit per gallon in December 1995 and January 1996, when margins were 6.9 and 3.1 cents per gallon lower, respectively, than in the comparable prior year periods.

         STORE OPERATING EXPENSES. Store operating expenses for the quarter decreased both in total dollars and as a percentage of merchandise sales due to improved cost controls. Store operating expenses year to date increased both in total dollars and as a percentage of merchandise sales. The increases in year to date store operating expenses were attributable primarily to (i) higher environmental clean-up expense than in the comparable fiscal 1995 period (which reflected a non-recurring reduction of $0.7 million recognized in the second quarter of fiscal 1995), (ii) higher real estate lease expense, which reflects the leases associated with new stores opened in fiscal 1995 and 1996, and (iii) increased advertising costs in connection with the Company's new merchandising and marketing programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased for the quarter and year to date both in total dollars and as a percentage of merchandise sales. The increases were due primarily to charges of $0.3 million and $0.9 million recorded in the second quarter and third quarter, respectively, for severance benefits related to certain senior level management changes. In addition, the Company experienced an increase in its self-insured medical benefits expense in the third quarter due to more severe claims.

         INCOME FROM OPERATIONS. Income from operations for the three and nine month periods ended June 27, 1996 decreased from the three and nine month periods ended June 29, 1995 due principally to the decrease in gross profit discussed above and the year to date increase in store operating expense and quarterly and year to date increase in general and administrative expense noted above.

         INTEREST EXPENSE. Interest expense for the fiscal 1996 third quarter and year to date decreased due to the reversal of accrued interest related to a prior year federal income tax matter that was resolved in favor of the Company during the third quarter. This non-recurring expense reduction was partially offset by interest charges related to the increased use of the Company's line of credit.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit for the third quarter decreased due to lower pre-tax losses than for the comparable period in fiscal 1995 while the year to date income tax benefit increased due to higher pre-tax losses than for the comparable period in fiscal 1995.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During fiscal 1995, the Company adopted, retroactive to the beginning of the fiscal year SFAS No. 112 and restated its first quarter results to reflect the adoption. The cumulative effect of adopting SFAS No. 112 as of the beginning of fiscal 1995 was an after tax charge of $1.0 million in the quarter ended December 29, 1994.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA represents net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, cumulative effect of accounting change and extraordinary item. EBITDA decreased for the third quarter from $5.5 million to $4.1 million primarily as a result of the impact of the $0.9 million of severance benefits discussed above. The year to date decrease in EBITDA from $15.2 million to $8.1 million reflects the reduced gross profit and higher store operating and general and administrative expenses discussed above.



Liquidity and Capital Resources

         CASH FLOWS FROM OPERATIONS. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, capital expenditures represent the primary use of the Company's net cash flow from operations. Cash provided by operating activities in the nine months ended June 27, 1996 decreased $2.0 million (53.2%) from the nine months ended June 29, 1995. The primary reason for the decrease was the increase in the Company's net loss due to the factors previously discussed.

         LINE AND LETTER OF CREDIT FACILITY. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1997 consisting of a $12.5 million working capital line of credit and a $12.5 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self insurance of workers compensation and for other letter of credit needs. As of June 27, 1996, there were borrowings of $2.6 million outstanding under the $12.5 million working capital line of credit and approximately $10.8 million of letters of credit were issued under the standby letter of credit facility.

         CAPITAL EXPENDITURES. Year to date 1996 capital expenditures total $8.8 million, comprised of $1.1 million for new store equipment, $4.3 million for existing store improvements and another $3.4 million for new store land and buildings (expected to be sold and leased back).

         STORE EXPANSION. Currently, the Company is funding its new store expansion program from two sources. New store equipment is being funded primarily from cash provided by operations while new store real estate is being funded through a sale leaseback program. The Company opened four stores in the first nine months of fiscal 1996 and has another store under construction.

         LONG-TERM DEBT. The Company's long-term debt consists primarily of $100 million of the Company's 12% Senior Notes due 2000 (the "Notes"). The interest payments on the Notes are due May 15 and November 15. The

Indenture, which governs the Notes, contains restrictive covenants that affect the ability of the Company to expand its business.

         In connection with the transactions involving FS Equity Partners III, L.P. and FS Equity International, L.P. (collectively, the "FS Funds") and Chase Manhattan Capital Corporation ("Chase") (see below), a Supplemental Indenture was executed on December 4, 1995 by the Company and IBJ Schroder Bank & Trust Company, as Trustee under the Indenture. The Supplemental Indenture makes certain conditional changes in the Indenture, including the following: (i) permitted borrowings under Section 4.10(b) of the Indenture are increased from $25.0 million to $35.0 million and the purposes for which such borrowings can be used is expanded; (ii) borrowings permitted under Section 4.10(d) of the Indenture are increased from $5.0 million to $10.0 million, the purposes for which such borrowings can be used are expanded to include capital expenditures generally (rather than furniture, fixtures and equipment) and the restriction that all such borrowings be non-recourse to the Company is removed; (iii) the time period in which proceeds of Asset Sales (as defined in the Indenture) can be reinvested is increased and the amount of Asset Sales for which no prepayment of the Notes is required under Section 4.13 of the Indenture is increased to facilitate potential sale/leaseback transactions; (iv) the limitations on Restricted Payments (as defined in the Indenture) are modified to allow the Company to make loans to employees to purchase Company stock and to allow the Company to repurchase stock from employees when their employment with the Company terminates; (v) the Company is required to own a minimum of 112 convenience store properties at all times; and (vi) the interest rate payable on the Notes will increase if a specified Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is not maintained until the required Consolidated Fixed Charge Coverage Ratio is achieved. These modifications in the terms of the Indenture do not become operative unless, on or before December 31, 1996, the Company has issued Qualified Capital Stock (as defined in the Indenture) for at least $22.6 million in cash, net of any payments to existing stockholders for the purchase of capital stock of the Company.

         PREFERRED AND COMMON STOCK. On November 30, 1995, Montrose Value Fund Limited Partnership ("MVF") purchased all 45,172 shares of common stock formerly owned by Truby G. Proctor, Jr., Frank E. Proctor and Lee-Moore Oil Company (collectively, the "Proctor Group"). Montrose Financial No. 6 Limited Partnership (Pantry) ("MF#6") and MVF then exchanged their 100,000 shares of common stock for 100,000 new shares of common stock and 22,800 shares of preferred stock. Chase then purchased from the Company 13,700 newly-issued shares of common stock and 3,124 shares of preferred stock. The FS Funds then purchased 45,172 shares of common stock and 10,299 shares of preferred stock from MVF and 319 newly-issued shares of common stock and 75 shares of preferred stock from the Company. As a result of these transactions, the Company has now issued (i) 114,029 shares of common stock, all of which are outstanding, and
(ii) 25,999 shares of preferred stock, all of which are outstanding.

         SHAREHOLDERS' DEFICIT. The Company's shareholders' deficit was $24.8 million as of June 27, 1996. This deficit is due to the accounting treatment applied to a 1987 leveraged buyout of the Company's outstanding common stock, which resulted in a debit to additional paid in capital of $17.1 million, along with subsequent losses and dividend accruals related to the Company's outstanding preferred stock.

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

         Corrosion Protection - Corrosion protection equipment is required to be installed by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to replace or upgrade all its steel tanks by 1998. In the Company's locations in coastal areas, which are more environmentally sensitive, fiberglass tanks and piping will be installed. In other areas, internal tank lining and cathodic protection will be utilized to upgrade UST systems to 1998 standards. Approximately 75% or the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

         Overfill/Spill Prevention - The 1988 EPA regulations require that all UST sites have overfill/spill prevention devices by December 22, 1998. The Company is systematically installing these devices on all Company-owned UST systems to meet the regulations. The Company has installed spill/overfill equipment for approximately 79% of its USTs.

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

         As of June 27, 1996, the Company is responsible for the remediation of contamination at 55 sites. Other third parties are responsible for remediation of contamination at another 13 sites. The Company has accrued $5.8 million for estimated total future remediation costs at the sites for which it is responsible. The Company anticipates that approximately $1.1 million of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $4.7 million, the Company believes that
(i) approximately $4.5 million will be reimbursed from state trust funds based on prior acceptance of sites for reimbursement or anticipated acceptance based on date of discovery of the contamination and (ii) approximately $0.2 million will be covered by insurance based on the prior acceptance of sites for such coverage. The total expected reimbursement of $4.7 million is reflected in the Company's long-term environmental receivables. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. These estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and UST system leaks). Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial additional remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

                     ---------------------------------------

         As previously reported, on November 30, 1995, the Company entered into certain stock purchase and related agreements with FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III"), FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International") (collectively with FSEP III the "FS Group"), Chase Manhattan Capital Corporation ("Chase"), Montrose Value Fund Limited Partnership ("MVF"), controlled by W. Clay Hamner ("Hamner"), Chairman of the Company's Board of Directors, and Wayne M. Rogers ("Rogers"), a member of the Company's Board of Directors, and Montrose Financial No. 6 Limited Partnership (Pantry) ("MF No. 6") (collectively with MVF the "Montrose Group"), controlled by Hamner, as a result of which the FS Group and Chase acquired 39.9% and 12%, respectively, of the Company's stock, and the Montrose Group retained 48.1 % of the Company's stock (the "Initial Transaction"). On November 30 and December 1, 1995, the FS Group, Chase, the Company, and the Montrose Group entered into related agreements, which called for the FS Group and Chase to acquire substantially all of the remaining shares of the Company's stock held by the Montrose Group, subject to certain conditions, prior to May 1, 1996 (the "Subsequent Transaction").

         In March, 1996, each of the FS Group and Chase advised the Montrose Group, that they believed, among other things, that all the conditions to the Subsequent Transaction had not been met and that each of the FS Group, certain of its related entities, and Chase was therefore relieved of its obligations to proceed with the purchase contemplated thereby. In April, 1996, the Montrose Group brought suit against the FS Group, certain of its related entities, and Chase seeking to require their performance of the Subsequent Transaction (the "Litigation"). In the Litigation, the Company was named a nominal defendant. All of these matters have been more fully reported in the Company's 8-K dated December 15, 1995, 10-K dated December 21, 1995, 10-Q dated May 10, 1996, and 8-K dated July 16, 1996.

         On July 16, 1996, the Montrose Group, Hamner and Rogers and the FS Group, certain of its related entities, Chase and the Company entered into a Settlement Agreement to resolve these disputes. Pursuant to the terms of that agreement, at closing: (i) the FS Group and Chase will purchase all the Montrose Group's stock in the Company; (ii) Hamner and Rogers will resign from the Company's Board of Directors; (iii) Hamner's employment agreement with the Company, which extended to December 31, 2000, at a current annual base salary of $367,000, and all benefits thereunder, will be terminated in exchange for a payment of $750,000 and Hamner's agreement, subject to certain exceptions, not to compete with the Company for a period of three years; (iv) the parties, including the Company, will exchange mutual releases and dismiss with prejudice the Litigation. The Settlement Agreement also provides for a closing of the purchases contemplated thereby no later than September 10, 1996 subject to certain rights to extend that date to September 20, 1996. In the event the closing does not occur as contemplated, the Settlement Agreement also provides that the Montrose Group will have the option, for a period of 90 days, to acquire the stock of the Company previously purchased by the FS Group and Chase in the Initial Transaction.

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

PART II - OTHER INFORMATION.

         ITEM 1. LEGAL PROCEEDINGS. As previously reported in the Company's 10-Q dated May 10, 1996, and 8-K dated July 16, 1996, on April 12, 1996, Montrose Value Fund Limited Partnership and Montrose Financial No. 6 Limited Partnership (Pantry) (collectively, "The Montrose Group") filed a complaint (the "Complaint") in the Superior Court in Durham County, North Carolina, against FS Equity Partners III, L.P., FS Equity International, L.P. and certain of their affiliates (the "FS Funds"), Chase Manhattan Capital Corporation ("Chase") and the Company. The Complaint references the Commitment dated December 1, 1996 (the "Commitment") delivered by the FS Funds and Chase to The Montrose Group and, among other things, seeks to enforce the terms of the Commitment to require their performance of the Subsequent Transaction.

         On July 16, 1996, the Montrose Group, Hamner and Rogers and the FS Group, certain of its related entities, Chase and the Company entered into a Settlement Agreement to resolve these disputes. Pursuant to the terms of that agreement, at closing: (i) the FS Group and Chase will purchase all the Montrose Group's stock in the Company; (ii) Hamner and Rogers will resign from the Company's Board of Directors; (iii) Hamner's employment agreement with the Company, which extended to December 31, 2000, at a current annual base salary of $367,000, and all benefits thereunder, will be terminated in exchange for a payment of $750,000 and Hamner's agreement, subject to certain exceptions, not to compete with the Company for a period of three years; (iv) the parties, including the Company, will exchange mutual releases and dismiss with prejudice the Litigation. The Settlement Agreement also provides for a closing of the purchases contemplated thereby no later than September 10, 1996 subject to certain rights to extend that date to September 20, 1996. In the event the closing does not occur as contemplated, the Settlement Agreement also provides that the Montrose Group will have the option, for a period of 90 days, to acquire the stock of the Company previously purchased by the FS Group and Chase in the Initial Transaction.



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                  (a) Exhibits.
                     10.1 Settlement Agreement dated as of July 16, 1996 among the Montrose Group, Hamner and Rogers, the FS Group, Chase and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 1996).

                     27.1  Financial Data Schedule

                  (b) Reports on Form 8-K.
                     A Form 8-K Report, dated June 19, 1996, relating to "Item 4
                     - Changes in Registrant's Certifying Accountant" was filed by the Company on June 25, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PANTRY, INC.

Date:    August 12, 1996                  By:/s/ Mark C. King
                                             ----------------
                                          Mark C. King
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary
                                          (Authorized Officer and Principal
                                          Financial Officer)