Form 10-K405
period 1996-09-26
PANTRY INC
filed 1996-12-26
CIK 915862

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended September 26, 1996


                         Commission File Number 33-72574


                                THE PANTRY, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              56-1574463
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)


               P.O. Box 1410
            1801 Douglas Drive
                 Sanford, NC                                    27331-1410
     (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (919) 774-6700



Securities registered pursuant to Section 12 (b) of the Act:     NONE

Securities registered pursuant to Section 12 (g) of the Act:     NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         As of December 20, 1996, there were issued and outstanding 114,029 shares of the registrant's Common Stock. The registrant's Common Stock is not traded in a public market.

Documents incorporated by reference:   None

                                THE PANTRY, INC.


                       INDEX TO ANNUAL REPORT ON FORM 10-K




Part I                                                                                                         Page
Item 1:           Business........................................................................................1
Item 2:           Properties......................................................................................7
Item 3:           Legal Proceedings...............................................................................7
Item 4:           Submission of Matters to a Vote of Security Holders.............................................7

Part II
Item 5:           Market for the Registrant's Common Equity and Related Stockholder Matters.......................8
Item 6:           Selected Financial Data.........................................................................9
Item 7:           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................11

Item 8:           Consolidated Financial Statements and Supplementary Data.......................................19
Item 9:           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................................38

Part III
Item 10:          Directors and Executive Officers of the Registrant.............................................38
Item 11:          Executive Compensation.........................................................................40
Item 12:          Security Ownership of Certain Beneficial Owners and Management.................................44
Item 13:          Certain Relationships and Related Transactions.................................................45

Part IV
Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................46
Signatures        ...............................................................................................49

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements and are subject to risks including, but not limited to, those identified in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 1994.

Item 1.  Business

General
                  The Pantry, Inc. (the "Company" or "The Pantry"), a privately held company, is a leading operator of convenience stores in the Southeast and the largest operator of traditional convenience stores in North and South Carolina. As of September 26, 1996, the Company operated 379 convenience stores under the name "The Pantry" primarily in smaller towns and suburban areas throughout North and South Carolina, western Kentucky, Tennessee and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Kentucky and Indiana stores, the Company also sells lottery products. As of September 26, 1996, self-service gasoline was sold at 352 Pantry stores, 307 of which sold gasoline under the Amoco, British Petroleum (BP), Chevron, Citgo, Exxon or Texaco brand names. In the last three fiscal years, sales of merchandise (including commissions from services) and gasoline sales have averaged approximately 51% and 49% of total revenues, respectively.

Ownership Change

                  On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a
Delaware limited partnership ("FSEP International, "collectively with
FSEP III, "the FS Group," the FS Group collectively with Freeman Spogli
& Co. Incorporated, "FS & Co.") and Chase Manhattan Capital
Corporation ("Chase") acquired a 39.9% and 12.0% interest in the Company, respectively. The transaction included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock from the Company. On August 19, 1996, the FS Group and
Chase subsequently acquired additional interests in the Company of approximately 37.0% and 11.1%, respectively, through the purchase of common and preferred stock from certain shareholders.
As of September 26, 1996, the capital stock of the Company is owned 76.9% and 18.5% by the FS Group and Chase, respectively. By December
31, 1996, the FS Group will make an additional equity investment of $17.5 million. For further discussion of the ownership change and more detailed discussion of the equity transactions see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

Operations

                  For a discussion of Fiscal Year 1996 operating results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  On November 30, 1995, the FS Group and Chase acquired ownership interests in the Company. During the next several months immediately after their investment, the Company strengthened its management team. Peter J. Sodini, an experienced retail executive, was hired as President and Chief Executive Officer. In addition, the following executive positions were filled: Senior Vice President of Administration and Gasoline Marketing, Senior Vice President of
Operations and Vice President of Marketing. The individuals all bring strong experience in retail operations. In addition, several other new employees were hired to fill positions with specific skill requirements.

                  The management team reorganized the management structure and reporting relationships to improve organizational effectiveness, reduce operating costs and increase profitability. Having made progress towards reducing overhead, the management team focused on reducing the acquisition cost of goods and services. At the same time, store expenses were examined and a number of new policies and procedures were implemented designed to reduce costs, particularly store labor. The combination of these changes and initiatives enhanced the Company's ability to focus on competitive repositioning. A number of initiatives were launched to increase customer traffic, transaction size and same store sales volume.

Merchandise Sales

                  General. Over the past three fiscal years, the Company's sales of merchandise (including commissions from services) relative to total revenues have been fairly stable with such sales accounting for approximately 51% of total revenues. The Company's gross margins on merchandise sales after purchase rebates, mark-downs, inventory spoilage and inventory shrink have averaged approximately 34.3% over the last three fiscal years. Average merchandise sales per store have increased each year over the past three years as the results at the Company's new higher volume stores have more than offset the impact of closing older, lower volume stores.

                  The following table highlights certain information with respect to merchandise sales for the last three fiscal years:


                                                                   1994      1995       1996

Average number of stores .....................................      411       405       392

Merchandise sales (in  millions) .............................   $  189.2  $  187.4  $  188.1

Average merchandise sales per store (in thousands) ...........   $  460.4  $  462.7  $  479.8

Merchandise gross margins (after purchase rebates, mark-downs,
inventory spoilage and inventory shrink) .....................       34.9%     34.9%     33.0%


         Product Categories. The Pantry's stores generally carry approximately 2,200 stock keeping units and offer a full line of convenience products, including tobacco products, beer, soft drinks, self-service fast foods and beverages (including fountain beverages and coffee), candy, newspapers and magazines, snack foods, dairy products, canned goods and groceries, health and beauty aids and other immediate consumables. The Company's merchandising strategy is to offer a broader and more locally defined variety of products in many of its markets relative to its traditional convenience store competition and major oil company stores. Adjusting the product mix in this way is designed to maintain a high percentage of products carried by each store that appeal to the tastes of local customers and to improve inventory turnover. For example, during the summer season, the Company's stores in resort areas are stocked with more vacation oriented items such as a larger souvenir assortment, beachwear and beach toys and chairs. Services offered in many of the Company's stores include video games, money orders, public telephones and lottery products in the Company's Indiana and Kentucky stores.

         Purchasing. The Pantry purchases over 50% of its general merchandise (including most tobacco products, candy, paper products, pet food and food service items) and groceries from a single wholesale grocer, McLane Company, Inc. ("McLane"). In addition, McLane supplies health and beauty aids, cigars, smokeless tobacco, toys, and seasonal items to all stores. However, there are adequate alternative sources available to purchase this merchandise should a change from the current wholesaler become necessary or desirable. The Pantry purchases the balance of its merchandise from a variety of other distributors.


Gasoline Operations

                  General. While the number of locations selling gasoline has decreased, the number of gallons sold on a Company-wide and per store basis has increased each year over the past three fiscal years. During fiscal 1996, the Company discontinued gasoline operations at fourteen locations as a result of closing or selling those locations. To offset the loss of gasoline locations, the Company has focused on improving the sales volume at existing locations. For fiscal 1996, both the total gallons sold and average volume per store increased over fiscal 1995 due to (i) opening fourteen new higher volume stores over the last two fiscal years and (ii) upgrading several locations with enhanced gasoline dispensing or payment equipment including the installation of multi-product dispensers ("MPDs") or pay at the pump credit card readers ("CRINDS"). To upgrade a location with CRINDs, the Company can either retro-fit existing MPDs with CRINDs or install new MPDs with CRINDs. The Company installed 29 CRINDs at existing stores in fiscal 1996 and 36 CRINDs at existing stores in fiscal 1995. In addition, each of the new stores opened in fiscal 1995 and 1996 sells gasoline and has CRINDs.

                  The following table highlights certain information regarding the Company's gasoline operations for the last three fiscal years:



                                                                    1994        1995         1996
Store data (at end of period):
  Locations selling gasoline..............................           365         362          352
  Number of company-owned branded locations................          278         285          285
  Number of company-owned unbranded locations..............           13           7            6
  Number of third-party locations (branded & unbranded)....           74          70           61

Operating data:
  Gasoline sales ($ in millions)...........................       $175.1      $187.2       $192.7
  Gasoline gallons sold (in millions)......................        158.5       160.3        160.7
  Average gallons sold per store (in thousands)............        423.7       440.3        448.8
  Average retail price per gallon..........................        $1.10       $1.17        $1.20
  Average gross profit per gallon (in cents)...............       13.63(cent) 16.21(cent)  15.64(cent)



                  Branded Gasoline. Of the 352 Pantry stores that sold gasoline as of September 26, 1996, 307 (which includes twenty-two third-party locations selling under these brands), or 87%, were branded under the Amoco, British Petroleum (BP), Chevron, Citgo, Exxon or Texaco brand names. The Company has continually sought to increase the number of its branded locations by opening new branded locations and by converting unbranded locations to branded locations.

                  Ownership of Gasoline Operations. As of September 26, 1996, the Company-owned the gasoline operations at 291 locations and at 61 locations had gasoline operations that were operated under third-party arrangements. At Company-owned locations, the Company owns the gasoline storage tanks, pumping equipment and canopy, and retains 100% of the gross profit received from gasoline sales. In fiscal 1996, these locations accounted for 87.7% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays the Company approximately 50% of the gross profit. In fiscal 1996, third-party locations accounted for 12.3% of the total gallons sold by the Company.

                  Purchasing. The Pantry purchases its gasoline from major oil companies and independent refiners. There are 18 gasoline terminals in the Company's operating areas, enabling the Company to choose from more than one distribution point for most of its stores. The Company's inventories of gasoline (both branded and unbranded) turn approximately every seven days.

Store Locations

                  As of September 26, 1996, The Pantry operated 379 convenience stores located primarily in smaller towns and suburban areas in five states. Substantially all of the Company's stores are free standing structures containing approximately 2,400 square feet and providing ample customer parking. The following table shows the geographic distribution by state of the Company's stores at September 26, 1996:



                                                                                  Number of         Percent of
            State                                                                   Stores          Total Stores
         North Carolina........................................................      148               39%
         South Carolina........................................................      127               34%
         Kentucky..............................................................       57               15%
         Tennessee.............................................................       25                7%
         Indiana...............................................................       22                5%

            Total..............................................................      379              100%

                  Over the past three fiscal years, the Company has opened a limited number of new stores and closed or sold a substantial number of underperforming stores. The following table summarizes these activities:



                                        1994    1995    1996
Number of Stores at Beginning of Year    415     406     403
Opened ..............................      1      10       4
Closed or Sold ......................    (10)    (13)    (28)
Number of Stores at End of Year .....    406     403     379

                  The Company continually evaluates the performance of each of its stores to determine whether any particular store should be closed or sold based on its sales trends and profitability. In deciding to close or sell an underperforming store, the Company considers such factors as store location, gasoline volumes and margins, merchandise sales and gross profits, lease term, rental rate and other obligations and the store's contribution to corporate overhead. Although closing or selling underperforming stores reduces revenues, the Company's operating results typically improve.

Upgrading of Store Facilities and Equipment

                  During fiscal 1996, the Company upgraded the facilities and equipment at many of its store locations, including gasoline equipment upgrades, at a cost of approximately $6.1 million. The Company's store renovation program is an integral part of the Company's operating strategy. The Company continually evaluates the performance of individual stores and periodically upgrades store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the effect of the upgrades on store profitability. Upgrades for many stores have included installing interior fixtures and equipment for self-service food and beverages, enhancing interior lighting, installing in-store rest rooms for customers and improving exterior lighting and signage. The upgrading program for the Company's gasoline operations has included the addition of CRINDs to MPDs to enhance customer convenience and service and the installation of underground storage tank ("UST") leak detection and other equipment in accordance with applicable EPA environmental regulations. See "Government Regulation and Environmental Matters."

Site Selection

                  Most of the Company's stores are located in smaller towns and suburban areas of medium size cities in its market areas. In opening new stores in recent years, the Company has focused on selecting store sites on highly traveled thoroughfares in suburban markets of larger cities or near exit and entrance ramps of highly traveled highways that provide convenient access to the store location. The Company's cost of opening new stores in these high-traffic areas has been higher than it has incurred in connection with its prior store development activities. In selecting sites for new stores, the Company uses an evaluation process designed to enhance its return on investment by focusing on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. The Company also reviews the location of competitive stores and customer activity at those stores.

Store Operations

                  Each store is staffed with a manager, an assistant manager and sales associates, and most stores are open 24 hours, seven days a week. The Company's field operations organization is comprised of a network of regional and district managers who, with the Company's corporate management, evaluate store operations on a weekly basis. The Pantry also monitors store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

Employees

         As of September 26, 1996, the Company employed approximately 1,840 full-time and 493 part-time employees. Fewer part-time employees are employed during the winter months than during the Company's peak spring and summer seasons. Of the Company's employees, approximately 2,191 are employed in the Company's stores and 142 are corporate and field management personnel. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.

Government Regulation and Environmental Matters

                  Many aspects of the Company's operations are subject to regulation under federal, state and local laws. The most significant of such laws are summarized below.

                  Storage and Sale of Gasoline. The Company is subject to various federal, state and local environmental laws. Federal, state, and local regulatory agencies have adopted regulations governing USTs that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs.

                  In addition to the technical standards, the Company is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with the applicable requirements, the Company maintains a letter of credit in the aggregate amount of $2.1 million issued by a commercial bank in favor of state environmental agencies in the states of North Carolina, South Carolina, Tennessee, Kentucky and Indiana and relies upon the reimbursement provisions of applicable state trust funds.

                  Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the requirements imposed by these regulations:

                  Leak Detection. The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes two approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using Statistical Inventory Reconciliation ("SIR") which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company also performs annual leak detection tests. The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs.

                  Corrosion Protection. The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all of its steel tank UST systems to 1998 standards by 1998 through internal tank lining and cathodic protection. As of September 26, 1996, approximately 79% of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

                  Overfill/Spill Prevention. The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company is systematically installing these devices on all Company-owned UST systems to meet the regulations. The Company has installed spill/overfill equipment for approximately 79% of its USTs.

                  The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $2.0 million of capital expenditures for these purposes over the next two years.

                  State Trust Funds. All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina and Tennessee. The coverage afforded by each state fund varies but generally provides for up to $1 million per site for the cleanup of environmental contamination, and most provide coverage for third party liability. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. Reimbursements from state trust funds will be dependent upon the continued maintenance and solvency of the various funds.

                  Sale of Alcoholic Beverages. In certain areas where stores are located, state or local laws limit the hours of operation for the sale of certain products, the most significant of which limit or govern the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages and to impose various restrictions and sanctions.

                  In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure to the Company for damage claims as a seller of alcoholic beverages is substantial, the Company has adopted procedures intended to minimize such exposure.

                  Store Operations. The Company's stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new store in a particular area.

                  The Company's operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. Significant numbers of the Company's store personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance.

Competition

                  The convenience store and retail gasoline industries are competitive and the number and type of competitors vary by location. The major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. Most of the Company's stores are located in small towns and suburban areas of medium-sized cities in its markets. Within the Company's operating area, The Pantry's principal competitors are smaller convenience store chains and major oil company-owned convenience stores.
In addition, the Company's stores compete to some degree with large convenience store chains, supermarket chains, drug stores, independent gasoline service stations, fast food operations and other similar retail outlets.

Trade Names, Service Marks and Trademarks

                  The Company has registered or applied for registration of a variety of trade names, service marks and trademarks for use in its business, including The Pantry(R), Worth(R), Bean Street Coffee Company(TM), Big Chill(R), Lil' Chill(R) and others, which the Company regards as having significant value and as being important factors in the marketing of the Company and its convenience stores.

Item 2.  Properties

                  As of September 26, 1996, the Company owned the real property at 126 of its stores and leased the real property at 253 of its stores. Management believes that none of its leases is individually material to the Company. Most of the Company's leases are net leases requiring the Company to pay taxes, insurance and maintenance costs. Although the Company's leases expire at various times, 178 of such leases have terms, including renewal options, extending beyond the end of fiscal 2001. Of the Company's leases that expire prior to the end of fiscal 2001, management anticipates that it will be able to negotiate acceptable extensions of the leases for those locations that it intends to continue operating.

                  The Company owns its corporate headquarters, a three story, 51,000 square foot office building in Sanford, North Carolina. Management believes that the Company's headquarters are adequate for its present and foreseeable needs.

Item 3.  Legal Proceedings

                  In the ordinary course of its business, the Company is party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on the business, financial condition or prospects of the Company.

                  As reported in the Company's Current Reports on Form 8-K dated July 18, 1996 and August 30, 1996, on July 16, 1996, the Company entered into a Settlement Agreement with Montrose Value Fund Limited Partnership ("MVF"), Montrose Financial No. 6 Limited Partnership (Pantry) ("MF#6", together with MVF, the "Montrose Group"), FS & Co. and Messrs. W. Clay Hamner
("Hamner") and Wayne M. Rogers ("Rogers"). The Settlement Agreement resolved the litigation the Montrose Group brought against FS & Co., certain related entities and Chase. In the litigation, the Company was named as a defendant. On August 19, 1996, the above parties closed the transactions contemplated by the Settlement Agreement.

                  At the closing: (i) the FS Group and Chase purchased all the Montrose Group's remaining capital stock in the Company; (ii) Hamner and Rogers resigned from the Company's Board of Directors and (iii) Hamner's employment agreement with the Company, which extended to December 31, 2000, terminated in exchange for a payment of $750,000 and Hamner's agreement not to compete with the Company for a period of three years. Pursuant to the Settlement Agreement and as a result of the consummation of the transactions at closing, the parties including the Company exchanged mutual releases and dismissed with prejudice the litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a)               Market Information - There is no market for the Common Stock.

(b) Principal Shareholders - As of December 20, 1996, there were four holders of record of the Common Stock.

(c) Dividends - During the last two fiscal years, the Company has not paid any cash dividends on the Common Stock. The Company intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. The payment of any cash dividends was prohibited in fiscal 1996 under restrictions contained in the indenture relating to the Company's 12% Series B Senior Notes Due 2000 (the "Indenture").

(d) During fiscal 1996, the Company entered into the following transactions, part of which included the sale of securities by the Company which were not registered under the Securities Act of 1933, as amended. On November 30, 1995, the Company entered into certain stock purchase and related agreements (the "Agreements") with the FS Group, Chase, the Montrose Group, Hamner and Rogers. In order to facilitate the above transactions, the Company exchanged .228 of a share of a new series of Series A Preferred Stock of the Company (the "Preferred Stock") and 1 share of Common Stock for each outstanding share of Common Stock (the "Common Stock Exchange"). Immediately after the Common Stock Exchange (a) the FS Group acquired 45,501 shares of the Company's Common Stock and 10,374.228 shares of the Company's Preferred Stock for an aggregate purchase price of $17,290,380, and (b) Chase acquired 13,700 shares of the Company's Common Stock and 3,123.600 shares of the Company's Preferred Stock for an aggregate purchase price of
                  $5,206,000. Of the total shares acquired by the FS Group, 45,172 shares of Common Stock and 10,299.216 shares of Preferred Stock were acquired from certain stockholders and the remaining shares were acquired from the Company. Specifically, FSEP III and FSEP International purchased from the Company 316 shares and 13 shares, respectively, of Common Stock and 72.124 shares and 2.888 shares, respectively, of Preferred Stock with FSEP III paying the Company an aggregate purchase price of $120,156 for such shares and FSEP International paying the Company an aggregated purchase price of $4,864. In addition, the Company sold to Chase 13,700 shares of Common Stock and 3,123.600 shares of Preferred Stock for an aggregated purchase price of $5,206,000 (representing $152.00 per share of Common Stock and $1,000 per share of Preferred Stock).


                  The Preferred Stock is subject to
                  the right of the Company to voluntarily redeem such stock at a redemption price of $1,000 per share plus an amount in cash equal to all accrued but unpaid dividends to the date of such redemption. The Company, at its sole option, also may require the outstanding shares of Preferred Stock to be exchanged, in whole or in part, for junior subordinated notes due 2005 of the Company paying interest semi-annually at a rate that equals 12% per annum (the "Notes"). The Notes shall be subject to mandatory redemption of the entire principal amount of each such Note on the date which is 10 years from the original issue date of the shares of Preferred Stock. Holders of outstanding shares of Preferred Stock which are required to be exchanged will be entitled to receive $1,000 principal amount of the Notes in exchange for each outstanding share of Preferred Stock held by them which is required to be exchanged.

                        No underwriter was engaged in connection with the
                  foregoing sales of securities. Sales of the securities to the above parties were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. The above parties who purchased securities from the Company were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data


                  The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, the Company's annual Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes thereto included elsewhere in this report. (Dollars are in millions except per store and per gallon data.)



                                                 Fiscal Year Ended
                                                   September 24,  September 30,  September 29,     September 28,    September 26,
                                                       1992           1993           1994              1995             1996
 Income Statement Data:                             (52 weeks)     (53 weeks)     (52 weeks)        (52 weeks)       (52 weeks)
 Revenues:
   Merchandise Sales                                  $ 182.7        $ 191.9        $ 189.2           $ 187.4          $ 188.1
   Gasoline sales                                       166.2          175.7          175.1             187.2            192.7
   Commissions                                            4.1            4.4            4.5               4.5              4.0
 Total Revenues                                         353.0          372.0          368.8             379.1            384.8
 Cost of Sales:
   Merchandise                                           121.8         126.4          123.1             122.0            126.0
   Gasoline                                              148.4         154.6          153.5             161.2            167.6
 Gross Profit                                             82.8          91.0           92.2              95.9             91.2
 Store operating expense                                  52.0          54.1           53.2              56.2             57.8
 General and administrative expenses                      15.1          16.9           17.9              18.2             17.1
 Restructuring charges                                       -             -              -                 -              2.2
 Impairment of long-lived assets                             -             -              -                 -              3.0
 Depreciation and amortization (a)                         9.5           9.8           10.2              11.5              9.2
 Income from operations                                    6.2          10.2           10.9              10.1              1.9
 Interest expense                                          7.9           7.4           12.0              13.2             12.0
 Net income(loss)                                         (1.3)          2.6           (0.5)             (4.2)            (8.1)

 Other Financial Data:
 EBITDA (b)                                           $   15.9      $   20.5        $  22.0         $    22.3         $   13.0
 Capital expenditures (c)                                  2.5          11.2           10.7              16.7              7.1
 Ratio of earnings to fixed charges (d)                     -- (d)       1.3x             -- (d)           -- (d)          --  (d)
 EBITDA/interest expense                                   2.0x           2.8x           1.8x              1.7x             1.1x

 Store Operating Data:
 Number of stores (end of period)                          435           415            406               403              379
 Average merchandise sales per
   store (in thousands)                               $  415.3      $   451.5        $ 460.4           $ 462.7          $ 479.8
 Average gasoline gallons sold per
   store selling gasoline (in thousands)                 358.9         398.1          423.7             440.3             448.8
 Same store sales growth (e):
   Merchandise                                            4.2 %          4.3 %          3.3 %            (0.8)%            2.8 %
   Gasoline gallons                                       3.3 %          5.7 %          5.2 %             0.2 %           (4.3)%
 Merchandise gross margin                                33.3 %         34.2 %         34.9 %            34.9 %           33.0 %
 Gasoline gallons sold (in millions)                    145.3          156.9          158.5             160.3            160.7
 Average retail gasoline price per gallon            $   1.14       $   1.12       $   1.10          $   1.17         $   1.20
 Average gasoline gross profit
   per gallon (in cents)                                12.25 c        13.43 c        13.63 c           16.21 c          15.64 c

 Balance Sheet Data (end of period):
 Working Capital (f)                                 $  (22.5)     $     0.5       $    6.7          $   (0.8)       $    (5.7)
 Total assets                                           104.9          105.7          124.0             127.7            120.9
 Long-term debt, including capital
   lease obligations (g)                                 57.3           79.1          101.9             101.5            101.1
 Redeemable preferred stock (h)                           7.2            8.6 (i)         -                 -                -

                        Notes to Selected Financial Data


     (a) Excludes amortization of debt premium of $222,000 in fiscal 1992.

     (b) Represents income (loss) before depreciation and amortization, interest expense, income tax (expense) benefit, $2.6 million of the total $3.0 million charge for impairment of long-lived assets related to goodwill, due diligence costs, cumulative effect of accounting change and extraordinary item. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance.

     (c) For the fiscal year ended 1993, capital expenditures included the purchase by the Company of its corporate office building in April 1993 for $3.9 million and the purchase by the Company of four previously leased stores in August 1993 for $3.2 million. Purchases of assets to be held for resale are excluded from these amounts.

     (d) For the purpose of determining the ratio of earnings to fixed charges:
 (i) earnings consist of income (loss) before income tax benefit (expense), extraordinary item and cumulative effect of accounting change plus fixed charges and (ii) fixed charges consist of interest expense and the portion of rental expense representative of interest (deemed to be one-third of rental expense). The Company's earnings were inadequate to cover fixed charges by $1.6 million, $0.2 million, $3.6 million and $10.8 million for fiscal 1992, 1994, 1995 and 1996, respectively.

     (e) The stores included in calculating same store sales growth are stores that were in operation for both fiscal years of the comparable period. The same store sales results for fiscal 1993, which was a 53-week year, has been adjusted to reflect a 52-week year.

     (f) Prior to 1993, accrued interest relating to senior debt and subordinated debt and the current portion of senior debt were classified as current liabilities, and were the primary causes for the working capital deficit in those years. At September 30, 1993, substantially all of the current portion of senior debt and accrued interest were classified as long-term and are included in the long-term debt balance ($8.3 million of current maturities and $16.1 million of accrued interest).

     (g) Long-term debt includes senior debt, subordinated debt, capital lease obligations and, as of September 30, 1993, accrued and unpaid interest on senior debt of $0.4 million and subordinated debt of $15.7 million.

     (h) For fiscal 1992 and 1993, this amount includes accrued and unpaid dividends related to the redeemable preferred stock. In fiscal 1990, 82,000 shares ($8.2 million) of the redeemable preferred stock were redeemed; however, the accrued dividends on the redeemed stock remained an obligation of the Company. Interest accrued on these unpaid dividends from June 1990 through August 1992. For years prior to fiscal 1993, this interest is included in current liabilities. For fiscal 1993, the accrued interest ($1.1 million) was classified as a long-term liability and is therefore included in the redeemable preferred stock amount as of September 30, 1993.

     (i) Includes (i) $2.6 million of outstanding preferred stock and $2.0 million of accrued dividends thereon and (ii) $2.9 million of accrued dividends on previously redeemed preferred stock and $1.1 million of accrued interest thereon.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

                   On November 30, 1995, the FS Group and Chase acquired a 39.9% and 12.0% interest, respectively, in the Company through the purchase of common stock from certain stockholders and the purchase of common stock and newly issued preferred stock from the Company. The FS Group and Chase acquired common stock previously owned by Truby G. Proctor, Jr. (11,380 shares), Frank E. Proctor (13,792 shares) and Lee-Moore Oil Company (20,000 shares). In conjunction with these transactions, certain covenants of the Indenture were amended subject to the condition that $22.6 million of new equity be invested in the Company before December 31, 1996 (see Liquidity and
Capital Resources below). These transactions contemplated a further series of transactions, in which the FS Group and Chase were to purchase all common and preferred stock then owned by the Montrose Group and were to purchase additional common and preferred stock from the Company. Subsequently, the Montrose Group, controlled by certain members of the Company's Board of Directors, filed suit against FS & Co., certain of its affiliates, Chase and the Company. This suit was settled whereby, among other things, the FS Group and Chase purchased all of the Montrose Group's common and preferred stock. See "Item 3. Legal Proceedings."

                   By December 31, 1996, the FS Group will purchase an additional $17.5 million of newly issued securities of the Company. Including the November 1995 transaction discussed above, this transaction will bring the total equity raised by the Company from newly issued securities to $22.8 million. The proceeds from the December 1996 transaction are expected to be used to fund capital expenditures including existing store upgrades, new stores, potential acquisitions, transaction expenses and general corporate purposes. Additionally, the Supplemental Indenture (see Long-Term Debt discussion under Liquidity and Capital Resources below) amending certain covenants of the Indenture will become effective upon the consummation of the $17.5 million investment described above.

                   Prior to 1996, the Company pursued a strategy of enhancing operating income by maintaining relatively high merchandise and gasoline gross margins. By mid 1995, this strategy was leading to declining same store merchandise and gasoline gallon sales. The combination of unusually poor weather, a more competitive gas environment and a poorly executed merchandising and gas pricing strategy, resulted in lower than anticipated operating results for first and second quarters of fiscal 1996.

                   As a result, the Company's management team was strengthened in the second quarter of fiscal 1996. The management team, led by a new Chief Executive Officer, Senior Vice President of Administration and Gasoline Marketing, Senior Vice President of Operations and Vice President of Marketing, implemented a series of steps to improve operating performance and profitability. In general, management enhanced store merchandising while reducing the cost of goods sold, lowering store operating costs and decreasing general and administrative expenses. These steps resulted in improved third and fourth quarter results.

                   In addition to augmenting the management team and refining its operating strategy, in fiscal 1996, the Company implemented a number of specific initiatives to strengthen the franchise including the following:

         (i) introduced several new merchandising programs including its new Bean Street Coffee Company(TM) coffee program and Parrot Ice frozen drink offering;
         (ii) transitioned to a new wholesale grocer in order to take advantage of the new supplier's buying power and advanced technology;
         (iii)    upgraded 29 gasoline facilities;
         (iv)     opened four new larger stores;
         (v) closed its 13 branded quick service restaurant test operations and
         (vi)     closed 28 unprofitable or marginally profitable stores.

  Results of Operations

         The Company's operations for fiscal years 1994, 1995 and 1996 each contained 52 weeks. Set forth below are selected financial and operating data of the Company for these three fiscal years (dollars and gallons are in thousands, except per store and per gallon).




                                THE PANTRY, INC.
                              FINANCIAL HIGHLIGHTS





                                                                  Year Ended
                                           September 29,        September 28,        September 26,           Incr/(decr)
                                                1994                 1995                1996              94/95     95/96
Total revenue                              $    368,793          $     379,061         $384,807            2.8%       1.5%
Total gross profit                         $     92,175          $      95,906         $ 91,218            4.0%      -4.9%
Overall gross margin                               25.0%                  25.3%            23.7%

MERCHANDISE OPERATIONS
Average store count                                 411                    405              392           -1.5%      -3.2%
Sales                                      $    189,244          $     187,380         $188,091           -1.0%       0.4%
Gross profit                               $     66,102          $      65,404         $ 62,112           -1.1%      -5.0%
Gross margin                                       34.9%                  34.9%            33.0%
Average sales per store                    $    460,447          $     462,666         $479,824            0.5%       3.7%
Average gross profit per store             $    160,833          $     161,491         $158,449            0.4%      -1.9%
Same store sales comparison                         3.3%                  -0.8%             2.8%

GASOLINE OPERATIONS
Average store count                                 374                    364              358           -2.7%       -1.6%
Sales                                      $    175,083          $     187,165         $192,737            6.9%        3.0%
Gallon sales                                    158,469                160,267          160,665            1.1%        0.2%
Gross profit                               $     21,607         $       25,986         $ 25,127           20.3%       -3.3%
Average retail price per gallon            $       1.10         $         1.17         $   1.20            5.7%        2.7%
Average gross profit per gallon            $     0.1363         $       0.1621         $ 0.1564           18.9%       -3.5%
Average gallons sold per store                  423,714                440,295          448,785            3.9%        1.9%
Average gross profit per store             $     57,773         $       71,390         $ 70,187           23.6%       -1.7%
Same store sales comparison                         5.2%                  0.2%            -4.3%

Commission income                          $      4,466         $        4,516          $ 3,979            1.1%      -11.9%
Average commission income per store        $     10,866         $       11,150          $10,151            2.6%       -9.0%

Store expenses                             $     53,201         $       56,206          $57,841            5.6%       2.9%
Store expenses as % of merchandise sales           28.1%                 30.0%            30.8%

General and administrative expenses        $     17,893         $       18,159          $17,127            1.5%       -5.7%
G&A expenses as % of merchandise sales              9.5%                  9.7%             9.1%

Income from operations                     $     10,917         $       10,071          $ 1,874           -7.7%      -29.6%

EBITDA                                     $     22,030         $       22,252          $12,991            1.0%      -41.6%
EBITDA Margin                                       6.0%                  5.9%             3.4%
Average EBITDA per store                   $     53,601         $       54,947          $33,140            2.5%      -37.8%
Interest expense                           $     12,047         $       13,240          $11,992            9.9%       -9.4%
EBITDA/Total interest                              1.8x                   1.7x             1.1x           -8.1%      -33.5%

Net loss                                   $       (480)       $      (4,245)          $(8,114)         -784.4%       31.8%

Fiscal 1996 Compared to Fiscal 1995

                  Revenues. Merchandise sales increased 0.4% in fiscal 1996 from fiscal 1995 due to an increase in same store sales which was partially offset by a reduction in the total number of stores. The increase in same store sales came from increased sales of cigarettes at lower retail prices and improved and new merchandising programs. At the beginning of the fiscal 1996, in response to same store merchandise decreases in fiscal 1995, the Company lowered the retail price of its cigarettes. During the year, especially in the third and fourth quarters, the Company experienced significant increases in the volume of cigarettes sold over fiscal 1995. Additionally, during the year, the Company added off-shelf merchandise displays to its stores, added new products and modified certain of its ongoing merchandise programs such as its novelty and sandwich programs. Together, along with other changes including the change in wholesale grocer supplier to McLane Company, same store sales increased 2.8% over fiscal 1995. Average merchandise sales per store increased as the Company shut down or sold 28 lower volume stores while opening up four new stores. Gasoline sales increased 3.0% in fiscal 1996 from fiscal 1995 due to an increase in retail price per gallon and a slight increase in total volume sold which offset a decrease in same store sales volume. The average retail price per gallon in fiscal 1996 was $1.20 versus an average retail price per gallon in fiscal 1995 of $1.17. The Company has raised its retail prices in response to higher costs charged by its suppliers. Total gasoline volume increased, despite the same store volume decrease of 4.3%, as the Company benefited from a full year's operation at the ten high volume stores opened in fiscal 1995 and from the operations at the four high volume stores opened in fiscal 1996.

                  Gross Profit. Gross profit for fiscal 1996 decreased from fiscal 1995 as the Company experienced lower margins on its merchandise sales and a lower gross profit per gallon on its gasoline volume. These lower margins offset the increase in sales. The gross margin on merchandise sales was 33.0% in fiscal 1996 compared to 34.9% in fiscal 1995. The primary reason for the decrease in merchandise gross margin was the decrease in cigarette margins resulting from the Company lowering its retail prices to become more competitive. The Company includes purchase rebates, mark-downs, inventory spoilage and shrink in its merchandise gross profit computation. Gasoline gross profit decreased 3.3% in fiscal 1996 from fiscal 1995 as the gross profit per gallon in fiscal 1996 decreased to $0.1564 cents per gallon from $0.1621 cents per gallon in fiscal 1995.

                  Store Operating Expenses. Store operating expenses increased in fiscal 1996 over fiscal 1995 both in terms of total dollars and as a percentage of merchandise sales. Store expenses increased due to an increase in rent expense associated with the new stores opened in fiscal 1995 and fiscal 1996 and non-recurring advertising expense related to the first quarter introduction of Bean Street Coffee Company(TM) coffee. In addition, fiscal 1995 store operating expense benefited from the one time positive effect totaling $750,000 which resulted from the qualification of a contaminated site for reimbursement under a state tank fund. Fiscal 1996 store expenses were 30.8% of merchandise sales, up from 30.0% of merchandise sales in fiscal 1995.

                  General and Administrative Expenses. Fiscal 1996 general and administrative expenses, exclusive of restructuring charges, were down 5.7%. The decrease in general and administrative expenses was due to lower workers' compensation expense resulting from improved management control in this area, lower incentive compensation expense (bonuses) due to lower fiscal 1996 operating results and lower recruiting expenses, which were partially offset by an increase in medical benefit costs and management development costs resulting from the Company's November 1995 convention.

                  Restructuring Charges. During fiscal 1996, after disappointing operating results, management changes were made including the hiring of new senior managers. The Company also released certain personnel, including former officers. The Company accrued for all liabilities due under employment contracts due to these former officers and paid severance compensation to others in accordance with a pre-existing severance plan. Additionally, concurrent with the buyout of the Montrose Group's equity interests in the Company, the Company bought out the contract of its former CEO for $750,000. Additional expenses included in this line item consist of moving expenses to move new employees and additional charges associated with the aforementioned ownership litigation.

                  Income from Operations. Income from operations decreased as a result of the items discussed above as well as the fiscal 1996 write-down of certain long-lived assets in accordance with the Company's adoption of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets."

                  Interest Expense. Interest expense for fiscal 1996 decreased as a $0.6 million interest accrual that was recorded in fiscal 1995 was reversed in fiscal 1996. The accrual had been recorded related to a potential income tax issue that was resolved in the Company's favor in fiscal 1996.

                  Cumulative Effect of Accounting Change. During the fourth quarter of fiscal 1995, the Company adopted, retroactive to September 30, 1994, Statement of Financial Accounting Standards No. 112 (SFAS No. 112),

"Employer's Accounting for Postemployment Benefits" and restated its first quarter results to reflect the adoption. SFAS No. 112 requires that employers expense the costs of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 as of September 30, 1994 was an after tax charge of $1.0 million.

                  Acquisition Due Diligence Costs. During fiscal 1995, the Company spent approximately $1.2 million in due diligence costs related to the evaluation of the potential purchase of a regional convenience store company. The proposed transaction was abandoned and as a result, the costs incurred in connection with the prospective acquisition were charged to earnings in fiscal 1995.

                  Income Tax Expense (Benefit). Income tax benefit increased in fiscal 1996 as a result of the increase in the Company's pre-tax loss. The increase in benefit was partially offset by the non-deductible write-off of goodwill associated with the adoption of SFAS No. 121

                  Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income (loss) before depreciation and amortization, interest expense, income tax (expense) benefit, $2.6 million of the total $3.0 million charge for impairment of long-lived assets related to goodwill, extraordinary item and write-off of acquisition due diligence costs. The
Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance. Exclusive of the impact of SFAS No. 121, EBITDA decreased for fiscal 1996 due to a combination of the decrease in gross profit discussed above and the increases in store operating and general and administrative expenses previously discussed. The resulting EBITDA/interest expense coverage for fiscal 1996 was 1.1 times.

Fiscal 1995 Compared to Fiscal 1994

                  Revenues. Merchandise sales decreased in fiscal 1995 from fiscal 1994 due to the decrease in same store sales and a reduction in the number of stores. The decrease in same store sales of 0.8% was primarily caused by a drop in tobacco (cigarette) sales of approximately 10% as the Company experienced price competition in its markets in this category. Additionally, the Company restructured its marketing and operations departments during the year. While this process was undertaken, short term promotional sales, including fountain soft drink price promotions, were suspended while the new group focused on long-term planning. The Company also experienced an unusually rainy year in its markets, which adversely affected sales. Average per store sales increased, reflecting the addition of ten new stores and the closing of thirteen underperforming stores in fiscal 1995. The increases in gasoline sales resulted both from an increase in the average retail price per gallon of gasoline for the year and a small increase in the volume of gasoline sold. Both same store and average per store gasoline volume increased in fiscal 1995. These increases resulted from several factors including (i) the impact of the store openings and closings noted above, (ii) improved gasoline facilities resulting from the installation of CRINDs at 46 locations (including new stores) during fiscal 1995, which increased the total number of locations with CRINDs to 69 locations as compared to 23 locations at September 29, 1994, and (iii) the branding or re-branding of gasoline at 29 sites formerly selling unbranded gasoline or gasoline branded under brands that are less popular in the Company's market area. Increases in gasoline sales for fiscal 1995 more than offset the decrease in merchandise sales.

                  Gross Profit. Gross profit for fiscal 1995 increased over fiscal 1994 as increased gross profit on gasoline sales more than offset decreased gross profit on merchandise sales. The overall increase was achieved despite the decreases from fiscal 1994 in both the average number of total stores open and average number of gasoline stores open. Gross profit on merchandise sales decreased primarily due to the decrease in sales discussed above, as the average gross margin on merchandise sales remained unchanged from fiscal 1994. The Company includes purchase rebates, mark-downs, inventory spoilage and inventory shrink in its gross profit and gross margin computations. Such items totaled $3.0 million in fiscal 1995 and $3.9 million in fiscal 1994. The fiscal 1995 gross profit from gasoline sales increased significantly over fiscal 1994 and was the primary reason for the overall increase in gross profit. The increase in gasoline gross profit reflected increases in both the average gross profit per gallon and volume of gasoline sold in fiscal 1995, due primarily to the increased number of locations with CRINDs, the re-branding of selected sites to historically more profitable gasoline brands and an increase in the percentage of locations selling branded gasoline.

                  Store Operating Expenses. Store operating expenses for fiscal 1995 increased over fiscal 1994, both in total dollars and as a percentage of merchandise sales. The primary reason for the increase in store operating expenses was an increase in store labor and related expenses, and, to a lesser extent, increases in (i) repair and maintenance and (ii) real estate lease expense, which reflects the leases for nine of the ten new stores opened in fiscal 1995. These increases were partially offset by a reduction in environmental clean-up expense recognized in the fiscal 1995. Labor costs increased partially due to the implementation of thirteen branded fast food concepts, which require more labor per sales dollar than traditional convenience stores, and as a result of a more competitive labor market in certain of the Company's markets. All of the Company's branded fast food concepts were closed during the first quarter of fiscal 1996.

                  General and Administrative Expenses. General and administrative expense for fiscal 1995 increased over fiscal 1994, both in total dollars and as a percentage of merchandise sales. The increases were due primarily to increases in insurance expense, primarily workers' compensation insurance. In addition, the Company experienced an increase in supplies expense and an increase in its employee retirement plan matching contribution expense due to increased plan enrollment. These expenses were partially offset by a decrease in professional fees and medical insurance expense in fiscal 1995.

                  Amortization of Non-Compete Agreement. Effective with the July 11, 1994 termination of a former officer of the Company, the non-compete portion of a fiscal 1993 contract between the Company and the former officer, which restricted the former officer and his affiliated companies from operating convenience stores in competition with The Pantry, became the principal source of value of the contract. On June 30, 1995, the terms of the contract were amended, including a change in the expiration of the non-compete period from December 2001 to December 1996. Due to the significance of the reduction of the non-compete period, the unamortized balance of the non-compete asset was written off in fiscal 1995.

                  Income from Operations. Income from operations decreased as a result of the fiscal 1995 write-off of the non-compete agreement, discussed above, and increases in store operating and general and administrative expenses. These charges were partially offset by the increase in gross profit.

                  Interest Expense. Interest expense for fiscal 1995 increased due primarily to (i) interest recognized in fiscal 1995 in accounting for certain employment obligations that were recognized in the fourth quarter of fiscal 1994, (ii) because the Company's 12% $100 million Senior Notes due
2000, (the "Notes"), issued on November 4, 1993, were outstanding during all of fiscal 1995 versus only a portion of fiscal 1994, and (iii) interest related to a potential income tax issue.

                  Cumulative Effect of Accounting Change. During the fourth quarter of fiscal 1995, the Company adopted, retroactive to September 30, 1994, Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employer's Accounting for Postemployment Benefits" and restated its first quarter results to reflect the adoption. SFAS No. 112 requires that employers expense the costs of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 as of September 30, 1994 was an after tax charge of $1.0 million.

                  Acquisition Due Diligence Costs. During fiscal 1995, the Company spent approximately $1.2 million in due diligence costs related to the evaluation of the potential purchase of a regional convenience store company. The proposed transaction was abandoned and as a result, the costs incurred in connection with the prospective acquisition were charged to earnings in fiscal 1995.

                  Income Tax Expense (Benefit). Income tax benefit decreased in fiscal 1995 despite an increase in the Company's pre-tax loss. The decreased benefit resulted from a lower deferred tax benefit in fiscal 1995 and certain non-cash inter-period tax allocations stemming from the Company's change in its tax fiscal year-end to coincide with its book fiscal year end.

                  Extraordinary Item. During the first quarter of fiscal 1994, the Company used a portion of the proceeds from the sale of the Notes to retire all its previously outstanding long-term debt. The Company wrote off $1.2 million of loan origination fees associated with the retired debt. This loss was offset by a gain of $0.1 million realized on the early payment of long-term debt and a tax benefit of $0.4 million. This resulted in an extraordinary charge to earnings of $0.7 million in fiscal 1994.

                  Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income (loss) before depreciation and amortization, interest expense, income tax (expense) benefit, $2.6 million of the total $3.0 million charge for impairment of long-lived assets related to goodwill, extraordinary item and the write-off of the acquisition due diligence costs. The Company has included information concerning EBITDA herein because it understands that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance. EBITDA increased for fiscal 1995 primarily as a result of the increase in gasoline gross profit discussed above, partially offset by the increases in store operating and general and administrative expenses previously discussed. The resulting EBITDA/interest expense coverage for fiscal 1995 was 1.7 times.


Liquidity and Capital Resources

                  Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, capital expenditures represent the primary use of Company funds. Cash provided by operating activities for fiscal 1996 decreased $6.7 million from fiscal 1995. The decrease reflects the decrease in fiscal 1996 income from operations.

                  Line and Letter of Credit Facility. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1998 consisting of a $10 million working capital line of credit and a $15 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self insurance of workers compensation and for other letter of credit needs. Up to $2.5 million of the standby letter of credit facility can be used as an additional working capital line of credit. As of September 26, 1996, there were no borrowings outstanding under the working capital line of credit and approximately $10.8 million of letters of credit were issued under the standby letter of credit facility.

                  Capital Expenditures. Fiscal 1996 capital expenditures totaled $11.1 million, comprised of: (i) $4.0 million for new stores, which were subsequently or will be financed through sale/leasebacks; (ii) $1.0 million for new store equipment and (iii) $6.1 million for existing stores. Existing store capital expenditures consist of investment capital expenditures and maintenance capital expenditures. Investment capital expenditures are for store upgrades and remodels or upgraded gasoline equipment (e.g., CRINDs), from which the Company expects to realize incremental returns through increased operating results. Maintenance capital expenditures, such as those required to replace existing equipment, comply with the phase-in requirements of applicable environmental regulations or make structural repairs or improvements to store facilities, are made to allow the store to maintain its operations but are not expected to significantly enhance the profitability of the store.

                  Store Expansion. In fiscal 1996, the Company opened four new stores. The Company intends to open approximately ten stores in fiscal 1997. The Company intends to finance the real estate through either a sale/leaseback or build-to-suit agreement. The equipment purchases are expected to be financed through operating cash flow.

                  Acquisitions. The Company will consider for acquisition selected groups of convenience stores from other operators. Based on the Company's experience, the cost of acquiring stores and converting them to conform to the Company's operating practices varies depending on whether the Company acquires one or a group of stores from a single operator, the location of each store, whether it is leased or owned and the costs associated with branding the location (if it was previously unbranded), installing gasoline and store equipment upgrades and upgrading the store interior. The Company does not currently have any agreements, arrangements or understandings for the acquisition of any particular stores, and there can be no assurance that any such acquisitions will be consummated.

                  Long-Term Debt. The Company's long-term debt consists primarily of $100 million of the Notes. The interest payments on the Notes are due May 15 and November 15. The Indenture, which governs the Notes, contains restrictive covenants that affect the ability of the Company to expand its business.

                  In connection with the transactions involving the FS Group and Chase (see Items 1. and 12.), a Supplemental Indenture was executed on December 4, 1995 (the "Supplemental Indenture") by the Company and IBJ Schroder Bank & Trust Company, as Trustee under the Indenture. The Supplemental Indenture makes certain changes in the Indenture, including the following: (i) permitted borrowings under Section 4.10(b) of the Indenture are increased from $25.0 million to $35.0 million and the purposes for which such borrowings can be used is expanded; (ii) borrowings permitted under Section 4.10(d) of the Indenture are increased from $5.0 million to $10.0 million, the purposes for which such borrowings can be used are expanded to include capital expenditures generally (rather than furniture, fixtures and equipment) and the restriction that all such borrowings be non-recourse to the Company is removed; (iii) the time period in which proceeds of Asset Sales (as defined in the Indenture) can be reinvested is increased and the amount of Asset Sales for which no prepayment of the Notes is required under Section 4.13 of the Indenture is increased to facilitate potential sale/leaseback transactions; (iv) the limitations on Restricted Payments (as defined in the Indenture) are modified to allow the Company to make loans to employees to purchase Company stock and to allow the Company to repurchase stock from employees when their employment with the Company terminates; (v) the Company is required to own a minimum of 112 convenience store properties at all times; and (vi) the interest rate payable on the Notes will increase if a specified Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is not maintained until the required Consolidated Fixed Charge Coverage Ratio is achieved. The Supplemental Indenture will become operative concurrent with the sale of Qualified Capital Stock (as defined in the

Indenture) to the FS Group and Chase for at least $22.6 million in cash, as described above, for the purchase of capital stock of the Company.

                  Cash Flows from Financing Activities. The Company incurred $3.1 million of financing costs related primarily to payments to registered holders of its Notes made in exchange for their consent not to accept the Change of Control Offer and to accept the Supplemental Indenture in conjunction with the November 30, 1995 transactions.

                  Shareholders' Deficit. The Company had a shareholders' deficit of $27.5 million at September 26, 1996. This deficit is due partially to the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of the Company's predecessor which resulted in a debit to common stock of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in the Company by its shareholders. The remainder of the deficit, $17.4 million, reflects accrued dividends on previously outstanding preferred stock of $5.0 million, accrued dividends on current outstanding preferred stock of $2.7 million, the net cost of the fiscal 1996 equity transactions and the cumulative results of operations, which include interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the 12% Senior Notes due 2000 (the "Old Notes").

                  Environmental Considerations. Federal, state, and local regulatory agencies have adopted various regulations governing USTs that require the Company to make certain expenditures for compliance. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases;
(iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. UST systems upgrading consists of: installing and employing leak detection equipment and systems, upgrading UST systems for corrosion protection and installing overfill/spill prevention devices.

          Leak detection - The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs.

          Corrosion Protection - The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all its steel tank UST systems to 1998 standards by 1998 through internal tank lining and cathodic protection. As of September 26, 1996, approximately 79% of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

          Overfill/Spill Prevention - The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company is systematically installing these devices on all Company-owned UST systems to meet the regulations. The Company has installed spill/overfill equipment for approximately 79% of its USTs.

          The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $2.0 million of capital expenditures for these purposes over the next two years. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined herein. Such expenditures are expected to be funded from cash generated by operations and are not expected to adversely affect liquidity.

                  All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems. The coverage afforded by each state fund varies but generally provides for up to $1 million per site for the cleanup of environmental contamination and most provide coverage for third party liability. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. Reimbursements from state trust funds will be dependant upon the continued maintenance and solvency of the various funds.

                  The Company currently estimates that its total costs for remediation of contamination discovered at its existing and former store locations will be approximately $6.2 million. The Company anticipates that approximately $1.1 million of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $5.1 million which may have to be spent for remediation at these sites, the Company believes that (i) approximately $5.0 million will be reimbursed from state trust funds based on prior acceptance of sites for reimbursement or anticipated acceptance based on date of discovery of the contamination and (ii) approximately $0.1 million will be covered by insurance based on the prior acceptance of sites for such coverage. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. These estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and UST system leaks). Releases or contamination may be discovered at other locations where the Company currently operates or has operated stores, and any such releases or contamination could require substantial additional remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

                  Cash Requirements. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, new equity to be sold by December 31, 1996 in connection with the transaction described above, short-term borrowing for seasonal working capital and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service through fiscal 1997. To the extent that earnings and cash flow are less than management's estimates, the Company will curtail its proposed acquisition activities, and, if necessary, its expenditures for stores it currently plans to build in fiscal 1997.

                  New Accounting Standards. During fiscal 1996, the Company early-adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the adoption of this statement was a charge to income from operations of approximately $3.0 million in fiscal 1996.

                  SFAS No. 112, "Employers' Accounting for Post-employment Benefits," was adopted by the Company in fiscal 1995. SFAS No. 112 requires that employers expense the cost of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 was a charge in fiscal 1995 of approximately $1.0 million, net of tax.

Item 8.   Financial Statements and Supplementary Data




                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements:                                                                                 Page
         Reports of Independent Auditors................................................................20

         Report of Independent Accountants..............................................................21

         Consolidated Balance Sheet as of September 28, 1995
                  and September 26, 1996................................................................22

         Consolidated Statement of Operations for the years
                  ended September 29, 1994, September 28, 1995,
                  and September 26, 1996................................................................24

         Consolidated Statement of Changes in Shareholders'
                  Deficit for the years ended September 29, 1994,
                  September 28, 1995, and September 26, 1996............................................25

         Consolidated Statement of Cash Flows for the years ended
                  September 29, 1994, September 28, 1995,
                  and September 26, 1996................................................................26

         Notes to Consolidated Financial Statements.....................................................29


Financial Statement Schedules:

         Schedule II       - Valuation and Qualifying Accounts and Reserves............................S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Pantry, Inc.
Sanford, North Carolina


We have audited the accompanying consolidated balance sheet of The Pantry, Inc. and subsidiaries as of September 26, 1996 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended September 26, 1996 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries at September 26, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended September 26, 1996, when considered in relation to the basic 1996 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1996 the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.


Deloitte & Touche LLP
Raleigh, North Carolina
December 19, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
The Pantry, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index as of and for each of the two years in the period ended September 28, 1995 appearing in this Form 10-K Annual Report present fairly, in all material respects, the financial position, results of operations and cash flows of The Pantry, Inc. and its subsidiaries as of and for each of the two years in the period ended September 28, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evalutating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Pantry, Inc. for any period subsequent to September 28, 1995.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers' Accounting for Postemployment Benefits, during fiscal 1995.


PRICE WATERHOUSE LLP

Raleigh, North Carolina
November 30, 1995

                                THE PANTRY, INC.

                           CONSOLIDATED BALANCE SHEET

                             (dollars in thousands)




                                                         September 28,    September 26,
                                                             1995             1996
ASSETS

Current assets:
  Cash                                                     $ 10,999         $  5,338
  Receivables (net of allowance for doubtful
      accounts of $251 at 1995 and $150 at 1996)              2,851            2,860
  Inventories (Note 2)                                       12,286           13,223
  Prepaid expenses                                              795              775
  Income taxes receivable                                      --                 63
  Property held for sale                                      2,047            2,816
  Deferred income taxes (Note 6)                              1,304              879

    Total current assets                                     30,282           25,954

Property and equipment, net (Notes 3, 4, 7, 8 and 11)        67,119           65,455

Other assets:
  Goodwill (net of accumulated amortization of
      $6,390 at 1995 and $9,705 at 1996) (Note 11)           20,167           16,852
  Deferred lease cost (net of accumulated
      amortization of $8,854 at 1995 and $8,911 at 1996)        416              359
  Deferred financing cost (net of accumulated
      amortization of $1,525 at 1995 and $2,884 at 1996)      4,241            5,940
  Environmental receivables (Note 9)                          4,695            5,162
  Deferred income taxes (Note 6)                               --                790
  Other                                                         800              368

    Total other assets                                       30,319           29,471

                                                           $127,720         $120,880



       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                           CONSOLIDATED BALANCE SHEET

                             (dollars in thousands)


                                                                              September 28,  September 26,
                                                                                   1995          1996
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt (Note 4)                                 $      15    $      16
  Current maturities of capital lease obligations (Note 7)                            327          285
  Accounts payable:
    Trade                                                                          14,468       15,666
    Money orders                                                                    1,882        2,788
  Accrued interest                                                                  5,143        4,416
  Accrued compensation and related taxes                                            2,691        2,338
  Income taxes payable                                                                657         --
  Other accrued taxes                                                               1,735        2,135
  Accrued insurance                                                                 3,300        3,629
  Other accrued liabilities                                                           825        1,194

    Total current liabilities                                                      31,043       32,467

Long-term debt (Note 4)                                                           100,169      100,148

Other non-current liabilities:
  Environmental expenses (Note 9)                                                   5,720        6,232
  Deferred income taxes (Note 6)                                                    1,193         --
  Capital lease obligations (Note 7)                                                1,287          982
  Employment obligations (Note 8)                                                   2,294        2,039
  Accrued dividends                                                                  --          2,654
  Other                                                                             2,346        3,905

    Total other non-current liabilities                                            12,840       15,812

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding at September 28, 1995;
   25,999 issued and outstanding at September 26, 1996                               --           --
  Common stock, $.01 par value, 300,000 shares authorized;
   100,000 issued and outstanding at September 28, 1995;
   114,029 issued and outstanding at September 26, 1996                                 1            1
  Additional paid in capital                                                      (10,110)     (10,557)
  Accumulated deficit                                                              (6,223)     (16,991)

    Total shareholders' deficit                                                   (16,332)     (27,547)

Commitments and contingencies (Notes 5, 7 and 9)                                     --           --

                                                                                $ 127,720    $ 120,880


       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (dollars in thousands)




                                                                                Year Ended
                                                             September 29,      September 28,      September 26,
                                                                  1994               1995               1996
                                                               (52 weeks)         (52 weeks)         (52 weeks)
Revenues:
  Merchandise sales                                            $   189,244    $       187,380    $       188,091
  Gasoline sales                                                   175,083            187,165            192,737
  Commissions                                                        4,466              4,516              3,979
                 Total revenues                                    368,793            379,061            384,807

Cost of sales:
  Merchandise                                                      123,142            121,976            125,979
  Gasoline                                                         153,476            161,179            167,610
                 Total cost of sales                               276,618            283,155            293,589

Gross profit                                                        92,175             95,906             91,218

Operating expenses:
  Store expenses                                                    52,310             55,122             56,567
  Store expenses - related parties (Note 8)                            891              1,084              1,274
  General and administrative expenses                               17,850             18,159             17,127
  General and administrative expenses -
    related parties (Note 8)                                            43                  -                  -
  Restructuring charges (Note 12)                                        -                  -              2,184
  Impairment of long-lived assets                                        -                  -              3,034
  Depreciation and amortization                                      10,085             9,505              9,158
  Amortization of non-compete agreement                                  79             1,965                  -
                 Total operating expenses                            81,258            85,835             89,344

Income from operations                                               10,917            10,071              1,874

Other income (expense):
  Interest                                                          (11,652)          (12,974)           (11,992)
  Interest - related parties (Note 8)                                  (395)             (266)                 -
  Miscellaneous                                                         949               711               (660)
  Due diligence costs                                                     -            (1,181)                 -
                 Total other expense                                (11,098)          (13,710)           (12,652)

Loss before income taxes and other items                               (181)           (3,639)           (10,778)
Income tax benefit (Note 6)                                             372               354              2,664

Income (loss) before extraordinary item and
    cumulative effect of accounting change                              191           (3,285)             (8,114)
Cumulative effect of change in accounting for
    post-employment benefits (net of income
    tax benefit of $640)                                                  -             (960)                  -
Extraordinary item - write-off of deferred financing
    costs related to debt retired, net of gain on debt
    retired (net of income tax benefit of $448)                        (671)               -                   -

Net loss                                                       $       (480) $         (4,245)  $         (8,114)



       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                             (dollars in thousands)



                             Preferred Stock                       Common Stock
                                                                    Additional
                                        Par                 Par      Paid in                              Accumulated
                             Shares   Value     Shares    Value      Capital      Other(1)     Total        Deficit       Total
 Balance,
     September 30, 1993         -     $ -      100,000  $    1    $     6,999   $ (17,109) $  (10,109)    $   (1,467)  $   (11,576)
 Net loss                       -       -            -       -              -           -           -           (480)         (480)
 Dividends on preferred
     stock                      -       -            -       -              -           -           -            (31)          (31)

 Balance,
     September 29, 1994         -       -      100,000       1          6,999     (17,109)    (10,109)        (1,978)      (12,087)
 Net loss                       -       -            -       -             -            -           -         (4,245)       (4,245)

 Balance,
     September 28, 1995         -       -      100,000       1          6,999     (17,109)    (10,109)        (6,223)     (16,332)
 Net loss                       -       -            -       -              -           -           -         (8,114)      (8,114)
 Net proceeds from
     stock issue           25,999       -       14,029       -           (447)          -        (447)             -         (447)
 Dividends on preferred
     stock                      -       -            -       -              -           -           -         (2,654)      (2,654)

 Balance,
     September 26, 1996    25,999 $     -      114,029  $    1    $     6,552  $  (17,109) $  (10,556)     $ (16,991) $   (27,547)

(1) Represents excess of amount paid in 1987 leveraged buy-out over net book value for "carry over" shareholders (Note 1).


       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)




                                                                     Year Ended
                                                       September 29, September 28, September 26,
                                                           1994          1995       1996
                                                         (52 weeks)  (52 weeks)  (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   (480)   $ (4,245)   $ (8,114)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary write-off of deferred financing cost      1,191        --          --
    Extraordinary gain on retirement of debt                  (72)       --          --
    Cumulative effect of change in accounting for
        post-employment benefits                             --         1,600        --
    Impairment of long-lived assets                          --          --         3,034
    Interest paid upon debt refinancing                      (529)       --          --
    Interest paid upon debt refinancing -
        related parties                                   (17,235)       --          --
    Depreciation and amortization                          10,164      11,470       9,158
    Change in deferred income taxes                        (2,082)     (2,451)     (1,558)
    (Gain) loss on sale of property and equipment             (38)          2         385
    Reserves for environmental expenses                      (461)       (418)         45
    Reserves for closed stores                                116         292         673
    Write-off of property held for sale                       (50)       --           168
    Amortization of deferred revenues                        (174)       (568)     (1,163)
  (Increase) decrease in:
    Receivables                                               176         141         (44)
    Inventories                                               (98)      1,694        (937)
    Prepaid expenses                                          (97)        119          20
    Income taxes receivable                                  --            13         (63)
    Environmental receivables                                --           240        --
    Other assets                                             (109)       (279)         69
  Increase (decrease) in:
    Accounts payable - trade                                  260       2,167       1,198
    Accounts payable - money orders                          (165)        127         906
    Accrued interest                                        4,717       1,002        (478)
    Accrued interest - related parties                        395        --          --
    Accrued compensation and related taxes                    631        (786)       (353)
    Income taxes payable                                     (421)        249        (657)
    Other accrued taxes                                      (216)       (369)        400
    Accrued insurance                                         346         114         329
    Employment obligations                                     85        (140)       (255)
    Other accrued liabilities                                  25        (247)        121
    Other liabilities                                           1       2,176       2,300

Net cash provided by (used in) operating activities        (4,120)     11,903       5,184

       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)




                                                                       Year Ended
                                                         September 29, September 28, September 26,
                                                             1994          1995          1996
                                                           (52 weeks)   (52 weeks)    (52 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale (Note 7)                 --        (18,600)      (4,050)
  Additions to property and equipment                        (9,862)     (16,650)      (7,084)
  Proceeds from sale of property held for sale (Note 7)        --         19,436        2,462
  Proceeds from sale of property and equipment                  119          533        1,468
  Additions to property and equipment from refinancing         (869)        --           --

Net cash provided by (used in) investing activities         (10,612)     (15,281)      (7,204)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations           (535)        (413)        (347)
  Principal payments on debt                                   (186)      (7,281)         (21)
  Proceeds from issuance of debt                                200        7,267         --
  Proceeds from line of credit, net                            --           --           --
  Net proceeds from equity issue                               --           --           (216)
  Other financing costs                                        --           (523)      (3,057)
  Debt refinancing activity:
    Proceeds from issuance of Senior notes                  100,000         --           --
    Long-term debt retired                                  (58,014)        --           --
    Preferred stock and related dividends retired            (7,562)        --           --
    Capital lease obligations retired                        (2,481)        --           --
    Payment of loan closing costs                            (5,467)        --           --

Net cash provided by (used in) financing activities          25,955         (950)      (3,641)

Net increase (decrease) in cash                              11,223       (4,328)      (5,661)

CASH AT BEGINNING OF PERIOD                                   4,104       15,327       10,999

CASH AT END OF PERIOD                                     $  15,327    $  10,999    $   5,338


       The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (dollars in thousands)




                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                                                Year ended
                                                        September 29,          September 28,          September 26,
                                                            1994                   1995                   1996
Cash paid (refunded) during the year for:
   Interest                                             $    24,671             $   12,650             $   12,719

   Income taxes                                         $     2,031             $    1,197             $     (403)



Interest paid during fiscal 1994 includes $17,235 of interest related to the 1987 and 1990 series subordinated debentures. Interest had been accruing since the debt issue dates; however, no interest was paid on this debt until fiscal 1994, at which time the interest was paid with a portion of the proceeds from the Company's Senior Note offering.

                                THE PANTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

The consolidated financial statements include the accounts of The Pantry, Inc. (The Pantry or the Company) and its wholly-owned subsidiaries, Sandhills, Inc. and PH Holding Corporation (PH) and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates approximately 379 convenience stores in North Carolina, South Carolina, Tennessee, Kentucky, and Indiana.

On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III"), and FS Equity Partners International, L.P., a Delaware limited partnership
("FSEP International," collectively with FSEP III, "the FS Group,") acquired a 39.9% interest in the Company and Chase Manhattan Capital
Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. The FS Group and Chase subsequently acquired the remaining interests of approximately 37.0% and 11.1%, respectively, on August 19, 1996 through the purchase of common and preferred stock from certain shareholders. As of September 26, 1996, the Company is owned 76.9% and 18.5% by the FS Group and Chase, respectively.

Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation (MPAC), an entity formed to affect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

Acquisition accounting

MPAC acquired all of The Pantry's common stock in a leveraged buy-out as of August 13, 1987. Certain individuals and entities which held an ownership interest in The Pantry retained approximately 45% of ownership interest after the August 13, 1987 transaction. A new basis of accounting was established as a result of the acquisition to the extent of the "new" equity interests (partial step-up). The original basis of accounting was retained for those shareholders that retained an equity interest in MPAC after the acquisition. To the extent of ownership change, the excess amount paid over The Pantry's net book value was allocated to property and equipment, inventories, deferred lease cost and goodwill based on relative fair market values. To the extent that certain individuals and entities maintained their equity interests, the excess amount paid over net book value was recorded as a debit in shareholders' deficit ($17,109,000). Had there not been a partial step-up, this amount would have been allocated to property and equipment, inventories, deferred lease cost and goodwill based on relative fair market values.

Long-lived assets

During fiscal 1996, the Company early-adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted cash flows attributable to each store would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store to determine if a write-down to fair value is required. See Note 11.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating results. Estimated future results are based on a trend of historical results for the trailing three fiscal years and management's estimate of future results which indicate that the goodwill balances will be recovered over the various periods remaining to be benefited.

Goodwill of $24,946,000 with accumulated amortization of $8,257,000 related to the 1987 leveraged buy-out is being amortized on a straight-line basis over 40 years. Goodwill of $1,611,000 with accumulated amortization of $1,448,000 related to acquisitions of stores is being amortized on a straight-line basis over 20 years.

Deferred lease cost

Deferred lease cost represents the value assigned to favorable leases acquired. Such amounts are being amortized over the remaining term of the respective leases using the effective interest method.

Property held for sale

Certain property is classified as current assets when management's intent is to sell these assets in the ensuing fiscal year, and is recorded at the lower of cost or fair value.

Deferred financing cost

Deferred financing cost represents expenses related to issuing the Company's long-term debt (Note 4), obtaining its lines of credit (Note 5), and obtaining lease financing (Note 7). Such amounts are being amortized over the remaining term of the respective financing.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets for financial statement purposes and by accelerated methods for income tax purposes.

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with SFAS No. 13 are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years) using the straight-line method.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method.

Non-compete agreement

Effective with the July 11, 1994, termination of a former officer of The Pantry, the non-compete portion of a fiscal 1993 contract between the Company and the former officer, which restricted the former officer and his affiliated companies from operating convenience stores in competition with The Pantry, became the principal source of value. On June 30, 1995, the terms of this contract were amended, including a change in the expiration of the non-compete period from December 2001 to December 1996. Due to the significance of the reduction of the non-compete period, the unamortized balance of the non-compete asset was written off in fiscal 1995.

Income taxes

All operations of The Pantry and its subsidiaries are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, The Pantry recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the related tax bases.

Redeemable preferred stock

For fiscal 1993, there were 108,000 shares authorized and 26,000 shares issued and outstanding of 12.5% cumulative, $100 par value, redeemable preferred stock. On November 4, 1993, The Pantry issued $100,000,000 of 12% notes due November 15, 2000 (Note 4). The proceeds from this issuance were used in part to retire all the redeemable preferred stock and dividends and accrued interest thereon.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently issued accounting standards not yet adopted

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 contains authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective for fiscal years beginning after December 15, 1996 (the Company's 1998 fiscal year). The Company does not believe the adoption of SOP 96-1 will have a material effect on its consolidated financial statements.

Accounting period

The Pantry operates on a 52-53 week fiscal year ending on the last Thursday in September. For 1994, 1995 and 1996, each of the Company's fiscal years contained 52 weeks.

Reclassifications

Certain amounts in the fiscal 1994 and 1995 consolidated financial statements have been reclassified to conform to the current year presentation.

Accounting Change

During the fourth quarter of fiscal 1995, the Company adopted, retroactive to September 30, 1994, SFAS No. 112, "Employer's Accounting for Postemployment Benefits" and restated its first quarter results to reflect the adoption. SFAS No. 112 requires that employers expense the costs of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 as of September 30, 1994 was an after tax charge of $960,000.


NOTE 2 - INVENTORIES:

At September 28, 1995 and September 26, 1996, inventories consisted of the following (in thousands):

                                   1995        1996
Inventories at FIFO cost:
         Merchandise            $ 13,779    $ 13,841
         Gasoline                  2,970       4,013

                                  16,749      17,854
Less adjustment to LIFO cost:
         Merchandise              (4,152)     (4,012)
         Gasoline                   (311)       (619)

Inventories at LIFO cost        $ 12,286    $ 13,223

The positive effect on cost of sales of LIFO inventory liquidations was $99,000, $957,000 and $68,000 for fiscal years 1994, 1995 and 1996, respectively.


NOTE 3 - PROPERTY AND EQUIPMENT:

At September 28, 1995 and September 26, 1996, property and equipment consisted of the following (in thousands):

                                                        1995         1996
Land                                               $  15,926    $  16,116
Buildings                                             29,408       28,731
Gasoline equipment                                    37,103       39,670
Other equipment, furniture and fixtures               24,807       24,020
Leasehold improvements                                 7,397        8,403
Automobiles                                              179          123
Construction in progress                                  41          110
                                                     114,861      117,173
Less - accumulated depreciation and amortization     (47,742)     (51,718)

                                                   $  67,119    $  65,455

NOTE 4 - LONG-TERM DEBT:

At September 28, 1995 and September 26, 1996, long-term debt consisted of the following (in thousands):

                                                            1995         1996
Notes payable ("Senior Notes"); due November
     15, 2000; interest payable semi-annually at 12%   $ 100,000    $  99,995
Note payable; secured by certain property;
     due monthly through 2004; interest at 10%               184          169
                                                         100,184      100,164
Less - current maturities                                    (15)         (16)
                                                       $ 100,169    $ 100,148

While the Senior Notes are unsecured, the terms of the Senior Notes contain certain covenants restricting: the use of proceeds from the offering; liens on properties; certain "restricted payments" as defined in the agreement; the incurrance of additional debt; the sale of assets; any merger, consolidation or change in control; lines of business and transactions with affiliates.

In August 1995, PH borrowed $7,267,000 to finance the purchase of certain convenience stores from a lessor of The Pantry (Note 7). The amount borrowed was repaid in August 1995 when a majority of these stores were subsequently sold.

NOTE 5 - LINES OF CREDIT:

As of September 26, 1996, The Pantry had two bank lines of credit with borrowing capacity limits of $10 million and $15 million, respectively. These lines expire January 31, 1998. The $10 million line of credit bears interest at prime (8.25% at September 26, 1996) plus 0.5%. As of September 26, 1996, there were no balances outstanding under the $10 million line of credit. The $15 million line of credit secures the Company's outstanding letters of credit of $10,812,000 at September 26, 1996. The Company may use up to $2.5 million of the $15.0 million letter of credit facility for working capital purposes. During fiscal 1996 and as of September 26, 1996, there were no draws against the letters of credit.


NOTE 6 - INCOME TAXES:

The components of income tax expense (benefit) are summarized below (in thousands):

                                 1994             1995           1996
    Current:
         Federal             $       935       $    1,033     $   (1,111)
         State                       327              424              5
                                   1,262            1,457         (1,106)
    Deferred:
         Federal                  (1,992)          (1,839)        (1,074)
         State                       (90)            (612)          (484)
                                  (2,082)          (2,451)        (1,558)
                             $      (820)      $     (994)    $   (2,664)

For fiscal years 1994, 1995, and 1996, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                             1994       1995       1996
Depreciation                              $ 5,013    $ 5,742    $ 5,523
Deferred lease cost                           304         12         16
Inventory                                     828      1,000        994
Other                                        --          450        491
Gross deferred tax liabilities              6,145      7,204      7,024

Capital lease obligations                    (775)      (618)      (205)
Allowance for doubtful accounts              (133)       (96)       (57)
Environmental expenses                       (427)      (301)      (410)
Accrued insurance reserves                   (559)    (1,208)    (1,391)
Accrued compensation                         (264)    (1,033)      (932)
Other                                        (268)      (631)      (478)

Gross deferred tax assets                  (2,426)    (3,887)    (3,473)

Net operating loss carryforwards             --       (1,992)    (5,007)
General business credits                   (1,442)      (991)      (991)
AMT Credits                                  --       (1,018)    (1,004)
Deferred tax assets valuation allowance        62        573      1,782

                                          $ 2,339    $  (111)   $(1,669)


Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):


                                                           1994       1995       1996
Tax expense (benefit) at Federal statutory rate         $  (442)   $(1,783)   $(3,665)
Tax expense (benefit) at state rate, net of Federal
    income tax benefit                                      156       (779)      (316)
Permanent differences:
    Amortization of goodwill                                237        237      1,127
    Other                                                    57         75         14
Tax benefit from creation of general business credits      (590)      (175)      --
Interperiod tax allocation                                 (181)       920       --
Other                                                      --         --          176
Valuation allowance                                         (57)       511       --

Net income tax expense (benefit)                        $  (820)   $  (994)   $(2,664)

As of September 26, 1996 The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance, as a reduction in the Company's net deferred tax asset. These credits expire in fiscal 2004 through 2011.


NOTE 7 - LEASES:

The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 28, 1995 and September 26, 1996, are as follows (in thousands):

                                     1995       1996
Buildings                         $ 2,781    $ 2,196
Less - accumulated amortization    (1,807)    (1,464)

                                  $   974    $   732

Amortization expense related to capitalized leased assets was $406,000, $269,000, and $261,000 for fiscal 1994, 1995, and 1996, respectively.

Future minimum lease payments as of September 26, 1996, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

        Fiscal                                                         Capital   Operating
         year                                                          leases     leases
         1997                                                           $509       $5,987
         1998                                                            439        5,442
         1999                                                            357        4,977
         2000                                                            205        4,212
         2001                                                            107        2,920
         Thereafter                                                      390       27,581
              Total minimum lease payments                             2,007       51,119
         Estimated executory costs                                        --           --
         Net minimum lease payments                                    2,007      $51,119
         Amount representing interest (8% to 20%)                       (740)
         Present value of net minimum lease payments                   1,267
         Less - current maturities                                      (285)
                                                                        $982


The above amounts do not include total future minimum sublease rentals of approximately $106,000 related to capital and operating leases. Rental expense for operating leases was approximately $6,562,000, $6,759,000, and $8,126,000 for fiscal years 1994, 1995, and 1996, respectively.

In August 1995, PH purchased seventeen convenience stores under lease to the Pantry from the lessor for approximately $10,747,000. Fourteen of these stores were immediately sold, for approximately $10,792,000, and subsequently leased to The Pantry. The remaining three stores are being operated by The Pantry. The affect of these transactions is included in the $18,600,000 of additions to and $19,436,000 of proceeds from sale of property held for sale in the consolidated statement of cash flows.


NOTE 8 - RELATED PARTIES:

Certain of the above leases are with partnerships and corporations controlled by former shareholders, former officers and current and former directors of The Pantry. Rents under these leases were approximately $891,000, $1,079,000, and $1,274,000 for fiscal years 1994, 1995, and 1996, respectively. Such leases expire at various intervals over the next twenty years.

During fiscal 1995, the Company sold certain convenience stores to an entity controlled by former officers and current and former directors of the Company for approximately $3,300,000, which approximated the Company's investment in these properties. These stores are currently being leased back from this entity (rental amounts are included above).

Under the terms of a contract with a former officer, the Company is obligated to pay the former officer certain amounts through September 30, 2000. The Company has recorded a liability equal to the net present value of the payments due under the contract and has classified the resulting annual interest expense as related party interest.

The Company had aggregate expenses of $368,000 and $259,000 for fiscal 1994 and 1995, respectively, for environmental remediation and consultation services, repair and maintenance services for the Company's gasoline equipment at approximately 60 store locations and chartered airline services provided by companies which are either owned or partially owned by a former officer, director and shareholder of The Pantry.

At selected locations, The Pantry sold petroleum to fleet customers of a company owned by a former officer. The former officer's company paid The Pantry for its cost of petroleum plus $.03 per gallon. The Pantry's total fuel sales under this program during fiscal 1994 and 1995 were $1,412,000 and $465,000, respectively. The contract for these services expired during fiscal 1995 and was not renewed.

During fiscal 1994, the Company paid a fee to a placement agent in connection with the sale of the Senior Notes. A former director of The Pantry was an employee of the placement agent and received $280,000 from the investment company related to this transaction.

The 1987 and 1990 series of subordinated debentures and related accrued interest thereon of $15,747,000 at September 30, 1993 were held by various former related parties. Interest expense for these debentures for fiscal 1994 was $395,000.
All liabilities related to these debentures were liquidated on November 4, 1993.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

At September 28, 1995, The Pantry was contingently liable for outstanding letters of credit in the amount of $10,812,000 related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the accompanying consolidated financial statements.

Environmental liabilities and contingencies

The Company is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks (USTs) that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the 1988 requirements:

* Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes two approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using Statistical Inventory Reconciliation ("SIR") which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company also performs annual leak detection tests.

* Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all its steel tank UST systems to 1998 standards by 1998 through internal tank lining and cathodic protection. As of September 26, 1996, approximately 79% of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

* Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Pantry is systematically installing devices on all Company-owned UST systems to meet these regulations.

As of September 26, 1996, The Pantry believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. Approximately 79% of The Pantry's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection. The Pantry has installed spill/overfill equipment for approximately 79% of its USTs. The Pantry anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $2.0 million of cumulative capital expenditures for these purposes over the next two years.

In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, The Pantry maintains a letter of credit in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds.

All states in which The Pantry operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and/or a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and/or a gasoline tax to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, and Tennessee. The coverage afforded by each state fund varies but generally provides up to $1 million per site for the cleanup of environmental contamination, and most provide coverage for third party liability. Costs for which the Company does not receive reimbursement include but are not limited to:
(i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; and (iii) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

As of September 26, 1996, the Company is responsible for the remediation of contamination at 56 sites. Other third parties are responsible for remediation of contamination at another 13 sites. The Pantry has accrued $6,231,000 for estimated total future remediation costs at the sites for which it is responsible. The Pantry anticipates that approximately $1,069,000 of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $5,162,000, The Pantry believes that (i) approximately $5,007,000 will be reimbursed from state funds based on prior acceptance of sites for reimbursement under these programs or anticipated acceptance based on date of discovery of contamination and program regulations and (ii) approximately $155,000 will be covered by insurance based on prior acceptance of sites for such coverage. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. These estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g. overfills, spills and UST system leaks). Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.

NOTE 10 - BENEFIT PLANS:

The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $196,000, $346,000, and $330,000 for fiscal years 1994, 1995, and 1996, respectively.

NOTE 11 - IMPAIRMENT OF LONG-LIVED ASSETS:

During fiscal 1996, the Company early-adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived and certain identifiable intangibles to be disposed of.

Pursuant to SFAS No. 121, the Company evaluated its long-lived assets for impairment on a store-by-store basis by comparing the sum of the projected future undiscounted cash flows attributable to each store to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store. Projected future cash flows for each store were estimated for a period approximating the remaining lives of that store's long-lived assets, based on earnings history, lease expiration dates and renewal periods, market conditions and assumptions reflected in internal operating plans and strategies. Based on this evaluation, the Company determined that certain long-lived assets were impaired and recorded an impairment loss based on the difference between the carrying value and the fair value of the assets. Fair value was determined based on an evaluation of each property's value. The impairment consists of the following assets (in thousands):

Property, plant and equipment   $  415
Goodwill                         2,619

Total                           $3,034


NOTE 12 - RESTRUCTURING CHARGES:

During 1996, the Company recorded restructuring charges of $2,184,000 pursuant to a formal plan to restructure its corporate offices. The costs include $1,484,000 for employee severance; $350,000 for employee moving costs; and $350,000 for legal costs related to the ownership litigation. Substantially all of these amounts were expended during fiscal 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  On June 25, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding the Company's dismissal of Price Waterhouse LLP as its principal independent accountants and the engagement of Deloitte & Touche LLP as its new principal independent accountants. As reported in the Form 8-K, none of Price Waterhouse LLP's reports for either of the past two years contained adverse opinions, disclaimers of opinion, or were qualified as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements with Price Waterhouse LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with the two most recent fiscal years and any subsequent interim period preceding the engagement of the new auditors.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                  The following table sets forth certain information regarding the directors and executive officers of the Company as of December 15, 1996:

Name                                  Age                      Position with the Company
Peter J. Sodini                       55         President, Chief Executive Officer and Director
Dennis R. Crook                       53         Senior Vice President, Administration and Gasoline Marketing
Douglas M. Sweeney                    58         Senior Vice President, Operations
Mark C. King                          35         Senior Vice President, Chief Financial Officer and Secretary
Daniel J. McCormack                   54         Vice President, Marketing
John H. Hearne                        53         Vice President, Real Estate
Eugene B. Horne, Jr.                  54         Vice Chairman of the Board of Directors
Ronald P. Spogli                      48         Director
Charles P. Rullman                    48         Director
Todd W. Halloran                      34         Director
Jon D. Ralph                          32         Director
Christopher C. Behrens                32         Director

         Peter J. Sodini, President, Chief Executive Officer and Director, joined The Pantry in February 1996 as Chief Operating Officer and was named President and Chief Executive Officer in June 1996. Mr. Sodini has served as a director of the Company since November 1995. Mr. Sodini is a director of Buttrey Food and Drug Stores Company and Pamida Holding Corporation. From December 1991 to November 1995, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains.

         Dennis R. Crook, Senior Vice President, Administration and Petroleum Marketing, joined The Pantry in March 1996. From December 1987 to November 1995, Mr. Crook was Senior Vice President, Human Resources and Labor Relations of Purity Supreme, Inc.

         Douglas M. Sweeney, Senior Vice President, Operations, joined The Pantry in March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity Supreme, Inc.

         Mark C. King, Senior Vice President, Chief Financial Officer and Secretary, joined The Pantry in 1988 as Director of Internal Audit. In December 1988, Mr. King assumed the position of Controller. He assumed the position of Secretary in March 1991 and the positions of Vice President and Chief Financial Officer in August 1991. Mr. King assumed the position of Senior Vice President in 1993.

         Daniel J. McCormack, Vice President, Marketing, joined The Pantry in March 1996. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity Supreme, Inc.

         John H. Hearne, Vice President, Real Estate, joined the Company in 1984. Prior to joining the Company, Mr. Hearne was employed for 15 years by Sears, Roebuck, and Company. He has been active in construction since 1965 and in commercial real estate and property management since 1977. He holds a real estate broker's license in both North and South Carolina.

         Eugene B. Horne, Jr., Vice Chairman of the Board of Directors, joined The Pantry in 1973, and served as President from 1986 to May 1996. Mr. Horne has served as a director of the Company since July 1994. He is a director and past President of the North Carolina and South Carolina Association of Convenience Stores and a director of the North Carolina Retail Merchants Association. He is a member of The Business Advisory Council of the East Carolina School of Business and President and a director of the East Carolina University Foundation.

         Ronald P. Spogli, Director, has been a director of the Company since November 1995. He is a founding partner of FS&Co. Mr. Spogli is the Chairman of the Board and a director of EnviroSource, Inc. Mr. Spogli also serves on the Boards of Directors of Calmar Inc., Mac Frugal's Bargains o Close Outs, Inc., Buttrey Food and Drug Stores Company, and AFC Enterprises, Inc. and on the Board of Representatives of Brylane, L.P.

         Charles P. Rullman, Director, has been a director of the Company since November 1995. Mr. Rullman joined FS&Co. as a General Partner in 1995. From 1992 to 1995, Mr. Rullman was a General Partner of Westar Capital, a private equity investment firm specializing in middle market transactions. Prior to joining Westar, Mr. Rullman spent twenty years at Bankers Trust Company and its affiliate BT Securities Corporation where he was a Managing Director and Partner. Mr. Rullman is also a director of EnviroSource, Inc.

         Todd W. Halloran, Director, has been a director of the Company since November 1995. Mr. Halloran joined FS&Co. in 1995. Previously, Mr. Halloran was a Vice President at Goldman, Sachs & Co. where he worked in the Mergers and Acquisition Department and in the Principal Investment Area. Mr. Halloran is also a director of AFC Enterprises, Inc.

         Jon D. Ralph, Director, has been a director of the Company since November 1995. Mr. Ralph joined FS&Co. in 1989. Prior to joining FS&Co., Mr. Ralph spent three years at Morgan Stanley & Co. where he served as an Analyst in the Investment Banking Division. Mr. Ralph is also a director of EnviroSource, Inc.

         Christopher C. Behrens, Director, has been a director of the Company since January 1996. He is a principal of Chase Capital Partners, a private equity investing affiliate of The Chase Manhattan Corporation. Prior to joining Chase Capital Partners, Mr. Behrens was a principal of Chase Capital and, prior to that, was a Vice President in Chase's Merchant Banking Group. Mr. Behrens is a director of Portola Packaging and a number of private companies.

         Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Item 11.  Executive Compensation

                  The following table sets forth information with respect to the fiscal 1994, fiscal 1995 and fiscal 1996 compensation for services in all capacities of the Company's Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and two additional individuals for whom disclosures would have been provided as an executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (collectively, the "Executive Officers").

                           Summary Compensation Table



                                                            Annual Compensation
                               Fiscal                                  Other Annual       All Other
Name and Principal Position    Year        Salary         Bonus     Compensation (a)  Compensation (b)
Peter J. Sodini                1996       $174,295      $      0        $  3,392       $    ----
President and Chief Executive
Officer (c)
W. Clay Hamner (d)             1996       $327,012      $                $60,262       $ 755,962
                               1995       $331,305             0         $65,990       $   7,680
                               1994       $300,000      $ 83,984         $61,195       $   5,768
                                                        $264,485
Eugene B. Horne, Jr.           1996       $182,804      $      0         $14,464       $   3,321
Vice Chairman (e)              1995       $198,747      $ 49,413         $17,046       $   4,620
                               1994       $169,676      $171,916         $13,709       $   3,580

Mark C. King                   1996       $119,923      $      0         $11,280       $   2,885
Senior Vice President, Finance 1995       $100,000      $ 26,607         $10,670       $   3,723
                               1994       $100,000      $ 92,662         $10,331       $   2,589
Dennis R. Crook                1996       $124,324      $      0         $ 1,334       $   7,680
Senior Vice President,
Administration and Gasoline
Marketing
Tommie D. Whiting (f)          1996       $164,963      $      0         $11,835       $    ----
                               1995       $126,825      $ 33,938         $ 9,479       $    ----
Steven L. Johnson (g)          1996       $129,962      $ 90,000         $13,643       $    ----
                               1995       $ 79,383      $ 59,093         $ 8,300       $    ----


    (a) Includes (i) medical reimbursements of $5,046 for Mr. Horne in fiscal 1995; (ii) car allowances for Mr. Hamner in the amount of $10,613, $12,000 and $3,000 in fiscal 1996, 1995 and 1994, respectively; car allowances for Mr. Horne in the amount of $10,400, $12,000 and $12,000 in fiscal 1996, 1995 and 1994, respectively; car allowances for Mr. King in the amount of $10,200 in fiscal 1996, 1995 and 1994, and car allowances for Mr. Whiting of $10,200 and $9,350 in fiscal 1996 and 1995, respectively; and car allowances for Mr. Johnson of $10,200 and $6,800 in fiscal 1996 and 1995, respectively, (iii) office overhead expenses for an office maintained at a location other than the Company's headquarters for Mr. Hamner in the aggregate amount of $47,204 in fiscal 1996, $51,294 in fiscal 1995 and $20,652 in fiscal 1994; and (iv) annual retainer fees for serving as directors and fees for attending director meetings for Mr. Hamner in the aggregate amount of $17,000 in fiscal 1994.

    (b) Consists of (i) matching contributions to the Company's 401(k) Savings Plan; (ii) a $750,000 employment contract buyout paid to Mr. Hamner in fiscal 1996 and (iii) life insurance premiums paid on behalf of Mr. Hamner in the amount of $2,004 in fiscal 1996 and $3,830 in fiscal 1995. See "Benefit Plan" and "Executive Employment Contracts" below.

    (c) Mr. Sodini was appointed Chief Operating Officer in February, 1996 and appointed President and Chief Executive Officer of the Company in June 1996 and, accordingly, only fiscal year 1996 information is provided.

    (d) Mr. Hamner served as Chairman and Chief Executive Officer of the Company from July 11, 1994 until November 30, 1995.

    (e) Mr. Horne served as Chief Executive Officer of the Company from December 1, 1995 until April 30, 1996. Mr. Horne continues to serve as Vice Chairman of the Company. Although Mr. Horne is no longer an officer of the Company, the Company is continuing to make payments under Mr. Horne's employment agreement with the Company. See "Executive Employment Contracts" below.

    (f) Mr. Whiting served as Executive Vice President, Stores of the Company from January 1, 1995 until February 13, 1996. Mr. Whiting has an employment agreement with the Company. See "Executive Employment Contracts" below.

    (g) Mr. Johnson served as Senior Vice President, Marketing of the Company from February 1, 1995 until March 31, 1996. Mr. Johnson has an employment agreement with the Company. See "Executive Employment Contracts" below.



Non-Compete and Executive Employment Contracts

                  Certain current and former Executive Officers are parties to non-compete employment agreements. Mr. King, who is a current Executive Officer, and Messrs. Horne, Whiting and Johnson, who are former Executive Officers are each a party to a non-compete employment agreement with the Company, effective July 1, 1993 or on the date of employment if after July 1, 1993.

                  The agreements for Messrs. Horne and King extend until June 30, 1997. Mr. Horne's agreement provides for an annual base salary of $160,000 and Mr. King's agreement provides for an annual base salary of $100,000, subject, in each case, to annual discretionary increases by the Board of Directors.

                  Although Mr. Whiting is no longer employed by the Company, the agreement for Mr. Whiting extends until February 28, 1997. Mr. Whiting's agreement provides for an annual base salary of $150,000, subject to annual discretionary increases by the Board of Directors.

                  Although Mr. Johnson is no longer employed by the Company, the agreement for Mr. Johnson extends until January 31, 1997. Mr. Johnson's agreement provides for an annual base salary of $120,000, subject to annual discretionary increases by the Board of Directors, and a guaranteed bonus equal to 75% of Mr. Johnson's salary paid in each fiscal year during the contract period.

                  Upon the expiration of any of the foregoing employment agreements, all payments of salary and benefits for the respective current or former officer will cease. If the employment of any of the Executive Officers is terminated by the Company for cause or by reason of death or disability, salary and benefits will continue for such officer until the lesser of six months after such event or the remaining term of the respective employment agreement.

                  Each of the agreements provides for certain additional benefits payable to these current and former Executive Officers. Each of these current and former Executive Officers is entitled to medical reimbursements up to specified annual amounts and a monthly car allowance.

                  Each of the agreements for these current and former Executive Officers contains certain covenants applicable during the term of the agreement and the relevant post-employment period described above, including, without limitation, covenants prohibiting (i) competing in the convenience store industry, (ii) inducing other Company employees to terminate employment with the Company, accept employment elsewhere, or engage in a competing convenience store business or (iii) using or disclosing confidential information or trade secrets of the Company.

Compensation of Directors

                  Prior to December 1, 1995, non-employee directors were paid for meeting attendance. As of December 1, 1995, Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Benefit Plan

                  The Company sponsors a 401(k) employee retirement savings plan with Fidelity Investments for eligible employees. Employees must be at least nineteen years of age and have one year of service working at least 1,000 hours to be eligible to participate in the 401(k) plan. Employees may contribute up to 15% of their annual compensation and contributions are matched by the Company on the basis of 50% of the first 5% contributed. Matching contribution expense was $196,000, $346,000 and $330,000 for fiscal years 1994, 1995 and 1996, respectively.

Compensation Committee Interlocks and Insider Participation

                  Prior to December 1, 1995, the Compensation Committee of the Board of Directors consisted of James Terry Sanford, Jr., Wayne M. Rogers and David C. Blivin, all of whom were non-employee directors. W. Clay Hamner is a director and executive officer of Montrose Capital, Hamner & Associates, Inc., SEHED Development Corporation, WCH & Associates, Inc., W. Clay Hamner, Inc. and Property Advisory Services, Inc., each of which has executive officers (W. Clay Hamner, James Terry Sanford, Jr. and David C. Blivin) who served on the Company's Board of Directors during fiscal 1996. After December 1995, the Company disbanded the Compensation Committee and since that time, the Board of Directors has determined the compensation of executive officers.

                  During fiscal 1996, Mr. Sodini participated in Board of Director deliberations regarding the compensation of the Company's Executive Officers.

Board of Directors Report on Executive Compensation

Background

                  This report provides information regarding the compensation and benefits provided to the Company's Chief Executive Officer and executive officers (including the "named executive officers"). The Company's Board of Directors does not have a separate compensation committee. The Board of Directors determines the compensation of the Chief Executive Officer and sets policies for, reviews and approves the recommendations of management with respect to the compensation awarded to other corporate officers (including the other named executive officers), including decisions about base salary and bonuses.

Corporate Evaluation

                  In 1996, the Board of Directors reviewed the Company's executive compensation program and assessed the competitiveness of the Company's compensation program by comparing it to other convenience store chains and retailers of a similar business profile. The Board of Directors believes that these companies represent the Company's most direct competitors for executive talent.

Compensation Principles

                  The Board of Directors adopted the following objectives for the Company's total compensation program: (i) to attract and retain high quality employees critical to the continuing success of the Company; (ii) to support a performance-oriented environment that closely aligns compensation with Company profitability and contribution to business results; (iii) to reinforce a strong team orientation; (iv) to motivate and reward achievements in meeting critical short-term goals and longer term business development goals; and (v) to provide competitive total compensation opportunities in line with the practices of other leading convenience store companies and retailers.

                  The Board of Directors has established a philosophy that compensation of executives should be linked to operating and financial performance with some consideration to subjective qualitative factors and goals. To achieve the link to financial performance, executive officers' salaries are quantitatively based on EBITDA. This policy was in effect during fiscal 1996 and is to be used in fiscal 1997. To achieve the link to qualitative factors, the Board of Directors has loosely defined, subjective goals and objectives. The Board of Directors believes that providing incentives to executive officers to meet the qualitative and quantitative goals and objectives should increase shareholder value by contributing to consistent and sustained growth.

                  The key elements of the Company's executive compensation program consist of base salary and an annual bonus.

Base Salary

                  Base salaries are determined by evaluating the responsibilities of the position, the experience of the individual, the salaries for comparable position in the competitive marketplace and the individual's contribution to the qualitative goals and objectives. Base salary levels for the Company's executive officers are generally positioned at competitive levels for comparable positions with other convenience store chains and other similar retailers. The Board of Directors annually reviews each executive officer's base salary for the purposes of assessing whether an adjustment is appropriate, and it is anticipated that increases in base salaries will be somewhat subject to increases in EBITDA. The Board of Directors exercises considerable discretion in setting base salaries within the guidelines discussed above.

Annual Bonus

                  In fiscal 1996, the Company utilized its historical annual bonus plan which covers officers and other key executives of the Company. Due to the Company's fiscal 1996 performance, no executive officers earned a bonus in fiscal 1996. The bonus plan is based upon achieving a targeted EBITDA with a sliding scale that allows the officers and other key executives to share in a greater or less proportion, depending upon the actual results as compared to the target with certain minimums and maximums.

CEO Compensation

                  Compensation for Mr. Sodini, the Company's Chief Exective Officer, was determined by the Board of Directors in accordance with the previously described policies. Compensation for the Company's previous chief executive officers during 1996 was provided in accordance with their respective employment contracts previously negotiated.

Compliance with Internal Revenue Code Section 162(m)

                  It is anticipated that in 1996, all compensation to the named executive officers will be fully deductible under Section 162(m) of the Internal Revenue Code and therefore the Board of Directors determined that a policy with respect to qualifying compensation paid to executive officers for deductibility is not necessary.

                  THE BOARD OF DIRECTORS
                  Charles P. Rullman
                  Ronald  P. Spogli
                  Peter J. Sodini
                  Todd W.  Halloran
                  Jon D. Ralph
                  Eugene B. Horne, Jr.
                  Christopher C. Behrens


                  Certain of the Company's directors and certain of its former executive officers, and entities in which they have ownership interests or with which they are affiliated, have engaged in certain transactions with the Company. See Item 13. "Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth certain information, as of December 1, 1996, with respect to the beneficial ownership of the 114,029 shares of currently outstanding Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.


                                          Amount of and Nature
Name and Address                           of Beneficial          Percentage of
of Beneficial Owner                           Ownership              Class
Freeman Spogli & Co. Incorporated (1)           87,713                76.9
   Ronald P. Spogli (1)                          -----               -----
   Charles P. Rullman (1)                        -----               -----
   Jon D. Ralph (2)                              -----               -----
   Todd W. Halloran (2)                          -----               -----

Chase Manhattan Capital Corporation (3)         21,053                18.5
   Christopher C. Behrens (3) (4)*               5,263                 4.6

Peter J. Sodini                                  -----               -----
Eugene B. Horne, Jr.                             -----               -----
Dennis R. Crook                                  -----               -----
Mark C. King                                     -----               -----
W. Clay Hamner                                   -----               -----
Tommie D. Whiting                                -----               -----
Steven L. Johnson                                -----               -----

All directors and executive officers             -----               -----
   as a group (12 individuals)

     (1) 84,331 shares and 3,382 shares of Common Stock are held of record by FSEP III and FSEP International, respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited
          ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP III and FSEP International. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FS Capital, FSHI and its sole directors, officers and shareholders is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.

     (2) Each of Messrs. Ralph and Halloran is an employee of an affiliate of Freeman Spogli & Co. Incorporated.

     (3) The business address of Chase Manhattan Capital Corporation is 380 Madison Avenue, 12th Floor, New York, New York 10017. Mr. Behrens is a principal at Chase Capital Partners an affiliate of Chase Manhattan Capital Corporation.

     (4) Mr. Behrens is a general partner of Baseball Partners, a New York general partnership that is the beneficial owner of 5,263 shares of Common Stock. Mr. Behrens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.  Certain Relationships and Related Transactions

Real Estate Transactions

          The Company leases real estate for the operation of five convenience stores from Lee-Moore Oil Company (which owned 20.0% of the Company's common stock prior to December 1, 1995), a corporation owned by Truby
G. Proctor, Jr. (who owned 11.4% of the Company's common stock prior to December 1, 1995), Frank E. Proctor (who owned 13.8% of the Company's common stock prior to December 1, 1995) and Kirk J. Bradley (a former director of the Company). In addition, the Company leases real estate for the operation of one convenience store jointly from Lee-Moore and the Employee Stock Ownership Plan of Lee-Moore. Most of these leases commenced at various times between 1984 and 1988 and provide for the greater of various base annual rentals or percentage overrides from 3.5% to 5.0%. Some of the leases grant the Company a right of first refusal to purchase the properties during the term of the lease. During the 1996 fiscal year, the Company paid Lee-Moore aggregate rent of approximately $212,000, and the Company paid the Employee Stock Ownership Plan of Lee-Moore approximately $8,000.

          The Company leases real estate for the operation of two convenience stores from W. Clay Hamner and Margaret S. Hamner, his wife. These leases commenced in 1989 and provide for a current annual rental in an amount equal to $175,000. The rent increases at five year intervals throughout the lease term (including renewal terms). The leases grant the Company a right of first refusal to purchase the properties during the term of the lease. During the 1996 fiscal year, the Company paid Mr. Hamner and his wife aggregate rent of approximately $183,000.

          The Company leases real estate for the operation of ten convenience stores from GWH and two convenience stores from Tuscarora, each of which is a general partnership one-third owned by Eugene B. Horne, Jr. The leases commenced between 1976 and 1984 and provide for the greater of various base annual rentals or percentage overrides of either 2.5% or 5.0%. The leases grant the Company a right of first refusal to purchase the properties during the term of the lease. During the 1996 fiscal year, the Company paid GWH and Tuscarora aggregate rent of approximately $306,000.

          During fiscal 1995, the Company sold the real estate for four convenience stores to Pioneer Leasing LLC, a partnership which is one-third owned by Eugene B. Horne, Jr. and one-third owned by Margaret S. Hamner, for approximately $3.3 million, which approximated the Company's investment in these properties. The Company now leases this real estate from Pioneer Leasing for the operation of these four stores under a lease which commenced on July 1, 1995 and provides for aggregate annual rental of $396,000. During the 1996 fiscal year, the Company paid Pioneer Leasing aggregate rent of approximately $396,000.

          Although the terms of the real estate transactions described above were not negotiated at arms' length, management believes that the terms of such transactions were and are no less favorable to the Company than could have been obtained if such transactions were negotiated at arms' length with unaffiliated third parties.

Other Transactions

          On November 30, 1995 and August 19, 1996, FS&Co. and Chase were involved in certain equity transactions with former owners of the Company and the Company itself. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

                  (1)      Consolidated Financial Statements - See index on page
                           23.

                  (2)      Financial Statement Schedules - See index on page 23.

                  (3)      Exhibit No.       Description of Document
                           12.1              Computation of Ratio of Earnings
                                             to Fixed Charges.

                           21.1              Subsidiaries of the Company.

                           27.1              EDGAR Financial Data Schedule


(b)       Reports on Form 8-K

                  On September 4, 1996, the Company filed a Current Report on Form 8-K, dated August 19, 1996, with respect to the closing under a certain Settlement Agreement among the Company and certain other parties, the terms of which were previously reported. No financial statements were filed with such report.

                                  EXHIBIT INDEX

Exhibit No.       Description of Document

   3.1             Restated Certificate of Incorporation of The Pantry, Inc. (the "Company").(5)

   3.2             By-laws of the Company. (5)
   4.1             Indenture,  including  form of 12% Senior Note due 2000,  dated as of November 4, 1993,  between the Company and IBJ Schroder Bank and Trust Company.(1)

   4.2             Supplemental Indenture,  dated as of December 4, 1995, between the Company and IBJ Schroder Bank and Trust Company. (5)

  10.1             Employment Agreement dated July 1, 1993 between the Company and Truby G. Proctor, Jr.(1)(2)

  10.2             Amendment to Truby G. Proctor, Jr. Employment Agreement, dated June 30, 1995. (5)

  10.3             Amended and Restated  Employment  Agreement  dated  November 30, 1995 between the Company and W.
                   Clay Hamner. (5)

  10.4             Amended and Restated Employment  Agreement dated July 11, 1994 between the Company and Eugene B.
                   Horne, Jr. (5)

  10.5             Amended and Restated  Employment  Agreement  dated July 11, 1994 between the Company and Mark C.
                   King. (5)

  10.6             Employment Agreement dated March 1, 1995 between the Company and Tommie D. Whiting. (5)

  10.7             Employment Agreement dated January 16, 1995 between the Company and Steven L. Johnson. (5)

  10.8             Amended and Restated Loan  Agreement  dated as of January 31, 1994 between the Company and First
                   Union National Bank.(3)

  10.9             Amendment  to Loan  Agreement,  dated  October  21,  1994,  between  the Company and First Union
                   National Bank. (5)

  10.10            Second Amendment to Loan Agreement,  dated October 31, 1995, between the Company and First Union
                   National Bank. (5)

  10.11            Stock  Pledge  Agreement  dated as of January  31,  1994  between  the  Company  and First Union
                   National Bank.(3)

  10.12            Stock Purchase  Agreement,  dated November 30, 1995, among the Company,  FS Equity Partners III,
                   L.P. ("FSEP III"), FS Equity Partners International,  L.P. ("FS International"),  Montrose Value
                   Fund  Limited  Partnership  ("MVP"),  Montrose  Financial  No. 6  Limited  Partnership  (Pantry)
                   ("MF#6"), W. Clay Hamner and Wayne M. Rogers. (5)

  10.13            Stock Purchase  Agreement,  dated November 30, 1995, among the Company,  Chase Manhattan Capital
                   Corporation ("Chase Capital"), MVP, MF#6, W. Clay Hamner and Wayne M. Rogers. (5)

  10.14            Option Agreement, dated November 30, 1995, among the Company, MVP and MF#6. (5)

  10.15            Commitment,  dated  December 1, 1995,  by FSEP III, FS  International  and Chase Capital for the
                   benefit of MVP and MF#6. (5)

  10.16            Agreement to Exercise or Assign Option, dated December 1, 1995, among the Company,  FSEP III, FS
                   Holdings, and Chase Capital. (5)

  10.17            Settlement  Agreement dated as of July 16, 1996 among the Montrose Group, W. Clay Hamner,  Wayne
                   M. Rogers, the FS Group, Chase Capital and the Company. (6)

  12.1             Computation of Ratio of Earnings to Fixed Charges.

  16.1             Letter of Change in Certifying Accountant. (4)

  21.1             Subsidiaries of the Company.

  27.1             Financial Data Schedule.

              (1) Incorporated by reference to the exhibit designated by the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-72574).

              (2) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
                   Item 14(c) of Form 10-K.

              (3) Incorporated by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1993.

              (4) Incorporated by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K, dated June 19, 1996.

              (5) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the year ended September 28, 1995.

              (6) Incorporated by reference to the exhibit designated by exhibit number 10.1 in the Company's Company's Current Report on Form 8-K, dated August 30, 1996.

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE PANTRY, INC.

                              By:/s/ Peter J. Sodini
                                        Peter J. Sodini
                                        President and Chief Executive Officer


                              Date:     December 20, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            Signature                              Title                                     Date

/s/ Peter J. Sodini                 President, Chief Executive Officer and              December 20, 1996
Peter J. Sodini                     Director (Principal Executive Officer)


/s/ Mark C. King                    Senior Vice President and Chief Financial           December 20, 1996
Mark C. King                        Officer (Principal Financial Officer)


/s/ Joseph J. Duncan                Controller (Principal Accounting Officer)           December 20, 1996
Joseph J. Duncan


/s/ Eugene B. Horne, Jr.            Vice Chairman                                       December 20, 1996
Eugene B. Horne, Jr.


/s/ Ronald P. Spogli                Director                                            December 20, 1996
Ronald P. Spogli


/s/ Charles P. Rullman              Director                                            December 20, 1996
Charles P. Rullman


/s/ Jon D. Ralph                    Director                                            December 20, 1996
Jon D. Ralph


/s/ Todd W. Halloran                Director                                            December 20, 1996
Todd W. Halloran


/s/ Christopher C. Behrens          Director                                            December 20, 1996
Christopher C. Behrens

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PANTRY, INC.

                            By:
                                      Peter J. Sodini
                                      President and Chief Executive Officer


                            Date:     December 20, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                              Title                                     Date

                                    President, Chief Executive Officer and              December 20, 1996
Peter J. Sodini                     Director (Principal Executive Officer)


                                    Senior Vice President and Chief Financial           December 20, 1996
Mark C. King                        Officer (Principal Financial Officer)


                                    Controller (Principal Accounting Officer)           December 20, 1996
Joseph J. Duncan


                                    Vice Chairman                                       December 20, 1996
Eugene B. Horne, Jr.


                                    Director                                            December 20, 1996
Ronald P. Spogli


                                    Director                                            December 20, 1996
Charles P. Rullman


                                    Director                                            December 20, 1996
Jon D. Ralph


                                    Director                                            December 20, 1996
Todd W. Halloran


                                    Director                                            December 20, 1996
Christopher C. Behrens

                                THE PANTRY, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)


                                                    Additions     Deductions
                                     Balance at     charged to       for         Balance at
                                     beginning      costs and     payments or         end
                                     of period       expenses      write-offs     of periods
Year ended September 29, 1994:
Allowance for doubtful
accounts.........................    $    619       $      105    $     (348)     $    376
Reverse for environmental
issues...........................       1,649               13          (459)        1,203
Reverse for closed stores........         410                -             -           410
Reserve for closed stores........
Deferred tax asset
valuation allowance..............         119              (57)            -            62
                                     $  2,797       $       61    $     (807)     $  2,051


Year ended September 29, 1995:
Allowance for doubtful
accounts.........................     $   376       $    (125)    $        -      $    251
Reverse for environmental
issues...........................       1,203           4,356            161         5,720
Reverse for closed stores........         410             365           (312)          463
Deferred tax asset
valuation allowance..............          62             511              -           573
                                      $ 2,051       $   5,107     $     (151)    $   7,007


Year ended September 29, 1996:
Allowance for doubtful
accounts.........................    $    251       $     (46)    $      (55)    $     150
Reverse for environmental
issues...........................       5,720             617           (105)        6,232
Reverse for closed stores........         463             707           (210)          960
Deferred tax asset
valuation allowance..............         573           1,209              -         1,782
                                     $  7,007       $   2,487     $     (370)    $   9,124