Form 10-Q
period 1996-12-26
PANTRY INC
filed 1997-02-10
CIK 915862

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1996

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

         COMMON STOCK, $0.01 PAR VALUE           114,029 SHARES
                       (CLASS)            (OUTSTANDING   AT  FEBRUARY  10, 1997)

-
                                THE PANTRY, INC.

                                    FORM 10-Q

                                DECEMBER 26, 1996

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited).........................2

             Consolidated Statements of Operations (Unaudited)...............4

             Consolidated Statements of Cash Flows (Unaudited)...............5

             Notes to Unaudited Consolidated Financial Statements............7

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................8

PART II - OTHER INFORMATION

  ITEM 2.    Changes in Securities...........................................11

  ITEM 5.    Other Information...............................................11

  ITEM 6.    Exhibits and Reports on Form 8-K................................11

PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements.


                                      THE PANTRY, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)


                                                  September 26, December 26,
                                                      1996          1996
                                                    (Audited)    (Unaudited)
ASSETS

Current assets:
  Cash                                            $     5,338   $  4,514
  Receivables                                           2,860      2,912
  Inventories                                          13,223     13,183
  Prepaid expenses                                        775        628
  Income taxes receivable                                  63        441
  Property held for sale                                2,816      2,827
  Deferred income taxes                                   879        879

    Total current assets                               25,954     25,384

Property and equipment, net                            65,455     64,751

Other assets:
  Goodwill, net                                        16,852     16,678
  Deferred lease cost, net                                359        347
  Deferred financing cost, net                          5,940      5,657
  Environmental receivables, net                        5,162      5,162
  Deferred income taxes                                   790        790
  Other                                                   368        410

    Total other assets                                 29,471     29,044

                                                 $   $120,880   $ 119,179

                                          THE PANTRY, INC.
                                CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)


                                                    September 26, December 26,
                                                        1996          1996
                                                     (Audited)    (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt              $      16    $      16
  Current maturities of capital lease obligations         285          285
  Line of credit                                         --          5,610
  Accounts payable:
    Trade                                              15,666       13,828
    Money orders                                        2,788        1,964
  Accrued interest                                      4,416        1,385
  Accrued compensation and related taxes                2,338        2,730
  Other accrued taxes                                   2,135          991
  Accrued insurance                                     3,629        3,923
  Other accrued liabilities                             1,194        1,090

    Total current liabilities                          32,467       31,822

Long-term debt                                        100,148      100,144

Other non-current liabilities:
  Environmental reserve                                 6,232        6,373
  Capital lease obligations                               982          907
  Employment obligations                                2,039        1,846
  Accrued dividends on preferred stock                  2,654        3,489
  Other                                                 3,905        4,363

    Total other non-current liabilities                15,812       16,978

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares
   authorized; 25,999 issued and outstanding             --           --
  Common stock, $.01 par value, 300,000 shares
   authorized; 114,029 issued and outstanding               1            1
  Additional paid in capital                          (10,557)     (10,557)
  Accumulated deficit                                 (16,991)     (19,209)

    Total shareholders' deficit                       (27,547)     (29,765)

                                                    $ 120,880    $ 119,179

                                   THE PANTRY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in thousands)

                                                     Three Months Ended
                                                December 28,     December 26,
                                                    1995             1996
                                                 (13 weeks)       (13 weeks)
Revenues:
  Merchandise                               $  43,949    $  47,384
  Gasoline                                     45,699       51,838
  Commissions                                   1,029        1,109

                 Total revenues                90,677      100,331

Cost of sales:
  Merchandise                                  28,919       31,504
  Gasoline                                     39,574       46,627

                 Total cost of sales           68,493       78,131

Gross profit                                   22,184       22,200

Operating expenses:
  Store expenses                               14,778       14,508
  General and administrative expenses           4,690        4,083
  Depreciation and amortization                 2,166        2,263

                 Total operating expenses      21,634       20,854

Income from operations                            550        1,346

Other income (expense):
  Interest                                     (3,064)      (3,141)
  Miscellaneous                                   153           67

                 Total other expense           (2,911)      (3,074)

Income (loss) before income taxes              (2,361)      (1,728)

Income tax benefit (expense)                      534          345

Net income (loss)                           $  (1,827)   $  (1,383)

                                       THE PANTRY, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Dollars in thousands)

                                                         Three Months Ended
                                                    December 28,    December 26,
                                                       1995             1996
                                                     (13 weeks)      (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $(1,827)         (1,383)

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                      2,166           2,263
    (Gain) loss on sale of property and equipment        125              22
    Reserves for environmental issues                      7              15
    Reserves for closed stores                            15              15
    Write-off of property held for sale                    -               9
    Amortization of deferred revenues                   (673)           (361)
  (Increase) decrease in:
    Receivables                                          (67)             (1)
    Inventories                                         (419)             41
    Prepaid expenses                                     130             148
    Income taxes receivable                               (6)           (370)
    Other assets                                          248              7
  Increase (decrease) in:
    Accounts payable - trade                            2,412         (1,837)
    Accounts payable - money orders                      (603)          (824)
    Accrued interest                                   (2,997)        (2,965)
    Accrued compensation and related taxes               (330)           392
    Income taxes payable                                 (607)            (7)
    Other accrued taxes                                  (732)        (1,145)
    Accrued insurance                                    (129)           293
    Employment obligations                               (166)          (193)
    Other accrued liabilities                             (49)          (170)
    Other liabilities                                     326            904


Net cash provided by (used in) operating activities    (3,176)        (5,147)

                                       THE PANTRY, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Dollars in thousands)

                                                        Three Months Ended
                                                   December 28,    December 26,
                                                      1995             1996
                                                    (13 weeks)      (13 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property held for sale               $ (1,655)   $   (50)
  Additions to property and equipment                 (2,107)    (1,193)
  Proceeds from sale of property held for sale           300         30
  Proceeds from sale of property and equipment           374        136


Net cash provided by (used in) investing activities   (3,088)    (1,077)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations     (89)       (76)
  Principal payments on long-term debt                    (4)        (4)
  Proceeds from issuance of long-term debt              --         --
  Proceeds from line of credit, net                    2,700      5,610
  Net payments related to equity issue                 1,444        (53)
  Other financing costs                               (2,671)       (77)


Net cash provided by (used in) financing activities    1,380      5,400

Net increase (decrease) in cash                       (4,884)      (824)

CASH AT BEGINNING OF PERIOD                           10,999      5,338

CASH AT END OF PERIOD                                $ 6,115    $ 4,514

                                THE PANTRY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries (the Company) and all amounts at December 26, 1996 and for the comparative three month period are unaudited. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1996.

2. The results of operations for the quarter ended December 26, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher earnings in its third and fourth quarters.

3. Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):



                                            September 26,      December 26,
                                                1996               1996
       Inventories at FIFO cost:
                  Merchandise             $     13,841       $     13,898
                  Gasoline                       4,013              4,199
                                          --------------     ------------
                                                17,854             18,097
       Less adjustment to LIFO cost:
                  Merchandise                    (4,012)           (4,126)
                  Gasoline                         (619)             (788)
                                          -------------      -------------
       Inventories at LIFO cost           $     13,223       $     13,183
                                          =============      ============

4. The December 26, 1996 environmental reserve of $6.4 million represents estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $5.2 million are recorded as long-term environmental receivables.

5. Under the terms of the Series A Preferred Stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to sixty dollars ($60) per share per semi-annual calendar period plus an amount determined by applying a 12% annual rate compounded semi-annually to any accrued but unpaid dividend amount from the last day of the semi-annual calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $3,489,014 of Series A Preferred Stock dividends as of December 26, 1996.

6. On December 30, 1996, the Company issued 17,500 shares of Series B Preferred Stock, $0.01 par value, for $17.5 million (see Liquidity and Capital Resources; Preferred and Common Stock). The Company intends to use the net proceeds of $16 million to fund existing store remodels, new store development and future acquisitions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         REVENUES. Total revenues in the quarter ended December 26, 1996 ("first fiscal quarter 1997") were 11% higher than the comparable period in the quarter ended December 28, 1995 ("first fiscal quarter 1996"), despite a 5% decline in average store count. Same store merchandise revenues increased 11%. The increase in merchandise sales can be attributed to improved volume in major product categories, enhanced store merchandising and increased promotional activity. Gasoline revenues increased 13% over the first fiscal quarter 1996 due primarily to an increase in retail price. The average retail price per gallon was $1.25 in the first fiscal quarter 1997 compared to $1.11 in the first fiscal quarter 1996; which is indicative of the general rise in oil and gasoline wholesale prices dating to September 1996, its impact on retail prices and the competitive environment during both periods. Same store gasoline volume (gallons) decreased 1%. Commission revenues increased 8% over the comparable period due to increases in money order, amusement and other miscellaneous commission income.

         GROSS PROFIT. Gross profit for the first fiscal quarter 1997 was flat compared to the first fiscal quarter 1996 as the revenue increase discussed above was offset by a decline in gross margin in both merchandise and gasoline. The decrease in merchandise gross margin reflects a decision in fiscal 1996 to marginally lower retail prices in order to increase volume and same store merchandise sales. The decrease in merchandise margin was more than offset by the merchandise sales increase, resulting in an increase in merchandise gross profit. The decline in gasoline margin per gallon is the result of general gasoline market conditions and price competition from other gasoline marketers.

         STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating and general and administrative expenses for the first fiscal quarter 1997 decreased over the first fiscal quarter 1996, both in total dollars and as a percent to merchandise sales. Store operating expenses declined as a result of improved control of major expenditure categories including repair and maintenance, store advertising and other controllable expenses. The decline in general and administrative expenses was primarily due to lower employee related expenses and lower general office expenses.

         INCOME FROM OPERATIONS. Income from operations for the first fiscal quarter 1997 increased from the first fiscal quarter 1996 which is due to increased merchandise and commission revenues, lower store operating expenses and lower administrative expenses as noted above.

         INTEREST EXPENSE (see Liquidity and Capital Resources; Long-Term Debt). Interest expense is primarily interest on the Notes which is due and payable semi-annually on May 15 and November 15. Interest expense increased slightly as the usage of the line of credit facility was greater in the first fiscal quarter 1997 than in the first fiscal quarter 1996.

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit for the first fiscal quarter 1997 decreased due to lower pre-tax losses in the first fiscal quarter 1997 than in the first fiscal quarter 1996.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA represents income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. EBITDA increased for the first fiscal quarter 1997 primarily as a result of the increase in income from operations discussed above.

Liquidity and Capital Resources

         CASH FLOWS FROM OPERATIONS. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, capital expenditures and interest expense represent the primary use of Company funds. Cash provided by operating activities in the first fiscal quarter 1997 decreased $1.9 million from the first fiscal quarter 1996. The primary reason for the decrease was the decrease in the Company's accounts payable reflecting normal seasonal purchasing patterns. The accounts payable increase in the first fiscal quarter 1996 was due to $1.4 million of expenses related to equity transactions that were paid in January 1996 and higher trade accounts payable balances as of December 28, 1995.

         LINE AND LETTER OF CREDIT FACILITY. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1998 consisting of a $10 million working capital line of credit and a $15 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self-insurance of workers compensation and for other letter of credit needs. Up to $2.5 million of the standby letter of credit facility can be used as an additional working capital line of credit. As of December 26, 1996, there were borrowings of $5.6 million outstanding under the $10 million working capital line of credit and approximately $10.4 million of letters of credit were issued under the standby letter of credit facility.

         CAPITAL EXPENDITURES. As of December 26, 1996, capital expenditures totaled $1.2 million, primarily comprised of expenditures for store equipment and existing store improvements.

         LONG-TERM DEBT. The Company's long-term debt consists primarily of $100 million of the Company's 12% Senior Notes due 2000 (the "Notes"). The interest payments on the Notes are due May 15 and November 15. The Indenture, which governs the Notes, contains restrictive covenants that affect the ability of the Company to expand its business. A Supplemental Indenture, executed on December 4, 1995, by the Company and IBJ Schroder Bank & Trust Company, as Trustee, became effective on December 30, 1996, when the Company issued additional Qualified Capital Stock (as defined in the Indenture) raising the total Qualified Capital Stock proceeds received since December 1995 to over $22.6 million on or before December 31, 1996. The issuance of the additional Qualified Capital Stock caused the Supplemental Indenture to become effective.

         The Supplemental Indenture amends the Indenture as follows: (i) permitted borrowings under Section 4.10(b) of the Indenture are increased from $25 million to $35 million and the purposes for which such borrowings can be used is expanded; (ii) borrowings permitted under Section 4.10(d) of the Indenture are increased from $5 million to $10 million, the purposes for which such borrowings can be used are expanded to include capital expenditures generally (rather than furniture, fixtures and equipment) and the restriction that all such borrowings be non-recourse to the Company is removed; (iii) the time period in which proceeds of Asset Sales (as defined in the Indenture) can be reinvested is increased and the amount of Asset Sales for which no prepayment of the Notes is required under Section 4.13 of the Indenture is increased to facilitate potential sale/leaseback transactions; (iv) the limitations on Restricted Payments (as defined in the Indenture) are modified to allow the Company to make loans to employees to purchase Company stock and to allow the Company to repurchase stock from employees when their employment with the Company terminates; (v) the Company is required to own a minimum of 112 convenience store properties at all times; and (vi) the interest rate payable on the Notes will increase if the Consolidated Fixed Charge Coverage Ratio falls for a Measurement Period ("the Coverage Ratio", as defined in the Indenture) below 1.63 to 1.

         The Company's Consolidated Fixed Charge Coverage Ratio for the Measurement Period for the twelve months ending December 26, 1996 was .93 to 1, resulting in an increase in the interest rate on the Notes from 12% to 12.5% for the period beginning December 27, 1996 and ending June 26, 1997. The Second Measurement Period ends June 26, 1997, at which time the Coverage Ratio will again be calculated. If the Coverage Ratio at that time is equal to or exceeds
1.63 to 1, the interest rate on the Notes will revert to 12%; if not, the interest rate will continue to be 12.5% through December 1997. The incremental 0.5% interest accruing through May 15, 1997 will be paid on May 15 while the incremental interest accruing from May 16 through June 26, 1997 will be paid on November 15, 1997.

         PREFERRED AND COMMON STOCK. In a series of transactions during fiscal 1996, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group," the FS Group collectively with Freeman Spogli & Co. Incorporated, "FS&Co.") and Chase Manhattan Capital Corporation ("Chase") purchased all of the outstanding preferred stock and 95.4% of the common stock of the Company. A partnership of which Mr. Christopher C. Behrens, a director of the Company and an affiliate of Chase, is a partner owns 4.6% of the common stock. As of December 26, 1996, the Company had issued (i) 114,029 shares of common stock, and (ii) 25,999 shares of Series A Preferred Stock, all of which were outstanding

         On December 30, 1996, subsequent to the end of the Company's first quarter fiscal 1997, the Company issued and FS&Co. purchased 17,500 shares of Series B Preferred Stock for $17.5 million. The Company intends to use the net proceeds of $16 million to fund existing store remodels, new store development and future acquisitions. As a result of this transaction, the Company has now issued (i) 114,029 shares of common stock, (ii) 25,999 shares of Series A Preferred Stock, and (iii) 17,500 shares of Series B Preferred Stock, all of which are outstanding

         SHAREHOLDERS' DEFICIT. The Company's shareholders' deficit was $29.8 million as of December 26, 1996. This deficit is due primarily to the accounting treatment applied to a 1987 leveraged buyout of the Company's outstanding common stock which resulted in a debit to additional paid in capital of $17.1 million. In addition, the cumulative effect of dividends, accounting changes, extraordinary items and interest expense has resulted in net losses which have added to the shareholders' deficit.

         ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various federal, state and local environmental laws. Federal, state, and local regulatory agencies have adopted regulations governing underground petroleum storage tanks ("USTs") that require the Company to make certain expenditures for compliance. Regulations enacted by the EPA in 1988 established requirements for
(i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. UST systems upgrading consists of: installing and employing leak detection equipment and systems, upgrading UST systems for corrosion protection and installing overfill/spill prevention devices.

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

         All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide coverage for taking corrective action and compensating third parties in the event of a release from its UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina, Tennessee and Kentucky. The coverage afforded by each state fund varies but generally provides for up to $1 million per site for the cleanup of environmental contamination, and most provide coverage for third party liability subject to applicable deductibles. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. Reimbursements from state trust funds will be dependent upon the continued maintenance and solvency of the various funds.

                     ---------------------------------------

         While no assurances can be given in this regard, management believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs, sale and leaseback programs, permitted borrowings under the Indenture and by its Unrestricted Subsidiary will be adequate to fund existing store remodels, new store development, future acquisitions, its debt service requirements and the other operating requirements of the Company over the next twelve months.

PART II - OTHER INFORMATION.

         ITEM 2.  CHANGES IN SECURITIES.
                  As previously reported, a Supplemental Indenture, executed on
               December 4, 1995, by the Company and IBJ Schroder Bank & Trust Company, as Trustee, became effective on December 30, 1996, when the Company issued additional Qualified Capital Stock (as defined in the Indenture) raising the total Qualified Capital Stock proceeds received since December 1995 to over $22.6 million on or before December 31, 1996. The Supplemental Indenture amends the Indenture, which governs the Notes in certain respects. For a summary of the effects of the amendment see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Form 10-Q.

         ITEM 5.  OTHER INFORMATION.
                  On January 28, 1997, the Board of Directors appointed the
               following individuals to serve as the officers of the Company in the following positions:


        NAME                       POSITION
    -----------------------    ------------------------------------------------
    Peter J. Sodini            President and Chief Executive Officer
    Dennis R. Crook            Senior Vice President Administration and Gasoline
                                  Marketing
    Douglas M. Sweeney         Senior Vice President Operations
    William T. Flyg            Senior Vice President Finance and Secretary
    John H. Hearne             Vice President Real Estate
    Daniel J. McCormack        Vice President Merchandise
    Joseph J. Duncan           Assistant Secretary
    Mark C. King               Assistant Secretary

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
                  (a)    Exhibits.
                          3.1   Certificate of Designation of Preferences of the
                                 Series B Preferred Stock of The Pantry, Inc. (the "Company").
                         10.1   Amended and Restated  Registration  Rights
                                  Agreement with respect to Common Shares
                                  of the Company.
                         10.2   Amended  and  Restated  Registration  Rights
                                  Agreement  with  respect to Series A
                                  Preferred Shares of the Company.
                         27.1   Financial Data Schedule.

                  (b)    Reports on Form 8-K.
                         None.

               EXHIBIT INDEX

Exhibit No.       Description of Document

 3.1 Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc. (the "Company").

10.1 Amended and Restated Registration Rights Agreement with respect to Common Shares of the Company.

10.2 Amended and Restated Registration Rights Agreement with respect to Series A Preferred Shares of the Company.

27.1    Financial Data Schedule.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE PANTRY, INC.

Date:    February 10, 1997     By:/s/ William T. Flyg
                                  -------------------
                               William T. Flyg
                               Senior Vice President Finance and Secretary
                               (Authorized Officer and Principal
                               Financial Officer)