Form 10-Q
period 1997-03-27
PANTRY INC
filed 1997-05-12
CIK 915862

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 27, 1997

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

         Common Stock, $0.01 Par Value                  114,029 shares
                       (Class)                    (Outstanding at May 12, 1997)

                                THE PANTRY, INC.

                                    Form 10-Q

                                 March 27, 1997

                                Table of Contents



Part I - Financial Information

         Item 1.    Financial Statements

                    Consolidated Balance Sheets...................................................................2

                    Consolidated Statements of Operations.........................................................4

                    Consolidated Statements of Cash Flows.........................................................5

                    Notes to Consolidated Financial Statements....................................................7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................................9

Part II - Other Information

         Item 2.    Changes in Securities........................................................................12

         Item 6.    Exhibits and Reports on Form 8-K.............................................................12

PART I - Financial Information.

Item 1. Financial Statements.


                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                        September 26,   March 27,
                                                            1996          1997
                                                        -----------     --------
                                                          (Audited)    (Unaudited)
ASSETS
Current assets:
  Cash                                                     $  5,338     $ 16,488
  Receivables                                                 2,860        2,575
  Inventories                                                13,223       15,478
  Prepaid expenses                                              775          716
  Income taxes receivable                                        63         --
  Property held for sale                                      2,816        3,454
  Deferred income taxes                                         879          879
                                                           --------     --------
    Total current assets                                     25,954       39,590
                                                           --------     --------
Property and equipment, net                                  65,455       64,992

Other assets:
  Goodwill, net                                              16,852       16,554
  Deferred lease cost, net                                      359          337
  Deferred financing cost, net                                5,940        5,305
  Environmental receivables, net                              5,162        5,162
  Deferred income taxes                                         790        1,697
  Other                                                         368          401
                                                           --------     --------
    Total other assets                                       29,471       29,456
                                                           --------     --------
                                                           $120,880     $134,038
                                                           ========     ========


See Notes to Consolidated Financial Statements

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)




                                                                                  September 26,  March 27,
                                                                                     1996         1997
                                                                                  ---------     ----------
                                                                                   (Audited)   (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                            $      16    $      32
  Current maturities of capital lease obligations                                       285          285
  Line of credit                                                                       --           --
  Accounts payable:
    Trade                                                                            15,666       14,961
    Money orders                                                                      2,788        2,790
  Accrued interest                                                                    4,416        4,522
  Accrued compensation and related taxes                                              2,338        3,013
  Other accrued taxes                                                                 2,135        1,300
  Accrued insurance                                                                   3,629        4,043
  Other accrued liabilities                                                           1,194        1,429
                                                                                  ---------     --------
    Total current liabilities                                                        32,467       32,375
                                                                                  ---------     --------
Long-term debt                                                                      100,148      100,322
                                                                                  ---------     --------

Other non-current liabilities:
  Environmental reserve                                                               6,232        6,465
  Capital lease obligations                                                             982          831
  Employment obligations                                                              2,039        1,703
  Accrued dividends on preferred stock                                                2,654        4,942
  Other                                                                               3,905        4,380
                                                                                  ---------     --------
    Total other non-current liabilities                                              15,812       18,321
                                                                                  ---------     --------

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; 25,999 issued and outstanding at September 26, 1996 and
   43,499 issued and outstanding at March 27, 1997                                     --           --
  Common stock, $.01 par value, 300,000 shares authorized;
   114,029 issued and outstanding at September 26, 1996 and
   March 27, 1997                                                                         1            1
  Additional paid in capital                                                        (10,557)       5,442
  Accumulated deficit                                                               (16,991)     (22,423)
                                                                                  ---------     --------
    Total shareholders' deficit                                                     (27,547)     (16,980)
                                                                                  ---------     --------

                                                                                  $ 120,880    $ 134,038
                                                                                  =========    =========


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)




                                              Three Months Ended         Six Months Ended
                                            -----------------------   -----------------------
                                             March 28,    March 27,    March 28,    March 27,
                                               1996         1997         1996         1997
                                            ---------    ---------    ---------    ---------
                                            (13 weeks)   (13 weeks)   (26 weeks)  (26 weeks)
Revenues:
  Merchandise sales                         $  41,311    $  44,733    $  85,260    $  92,117
  Gasoline sales                               41,975       50,000       87,674      101,838
  Commissions                                     992        1,177        2,021        2,286
                                            ---------    ---------    ---------    ---------
                 Total revenues                84,278       95,910      174,955      196,241
                                            ---------    ---------    ---------    ---------

Cost of sales:
  Merchandise                                  27,892       29,328       56,811       60,832
  Gasoline                                     36,695       45,291       76,269       91,918
                                            ---------    ---------    ---------    ---------
                 Total cost of sales           64,587       74,619      133,080      152,750
                                            ---------    ---------    ---------    ---------
Gross profit                                   19,691       21,291       41,875       43,491
                                            ---------    ---------    ---------    ---------

Operating expenses:
  Store expenses                               14,113       14,177       28,891       28,685
  General and administrative expenses           4,562        4,395        9,252        8,478
  Depreciation and amortization                 2,375        2,235        4,541        4,498
                                            ---------    ---------    ---------    ---------
                 Total operating expenses      21,050       20,807       42,684       41,661
                                            ---------    ---------    ---------    ---------
Income (loss) from operations                  (1,359)         484         (809)       1,830
                                            ---------    ---------    ---------    ---------

Other income (expense):
  Interest                                     (3,238)      (3,338)      (6,302)      (6,479)
  Miscellaneous                                    56          652          209          719
                                            ---------    ---------    ---------    ---------
                 Total other expense           (3,182)      (2,686)      (6,093)      (5,760)
                                            ---------    ---------    ---------    ---------
Loss before income tax benefit                 (4,541)      (2,202)      (6,902)      (3,930)
Income tax benefit                              1,144          441        1,678          786
                                            ---------    ---------    ---------    ---------
Net loss                                    $  (3,397)   $  (1,761)   $  (5,224)   $  (3,144)


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                  Six Months Ended
                                                                                ----------------------
                                                                                 March 28,   March 27,
                                                                                   1996        1997
                                                                                ---------   ---------
                                                                                (26 weeks)  (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(5,224)   $(3,144)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                   4,541      4,498
    (Gain) loss on sale of property and equipment                                     303       (432)
    Reserves for environmental issues                                                  39         43
    Reserves for closed stores                                                         12         49
    Amortization of deferred revenues                                                (819)      (776)
  (Increase) decrease in:
    Receivables                                                                      (420)       401
    Inventories                                                                       201     (2,255)
    Prepaid expenses                                                                 (304)        59
    Income taxes receivable                                                          (654)        63
    Other assets                                                                      239       (894)
  Increase (decrease) in:
    Accounts payable - trade                                                        1,538       (706)
    Accounts payable - money orders                                                   579          2
    Accrued interest                                                                  114       (119)
    Accrued compensation and related taxes                                           (437)       675
    Income taxes payable                                                             (657)      --
    Other accrued taxes                                                            (1,931)      (835)
    Accrued insurance                                                                 307        414
    Employment obligations                                                              1       (335)
    Other accrued liabilities                                                        (401)       529
    Other liabilities                                                               1,328      1,369
                                                                                   ------     -------


Net cash provided by (used in) operating activities                                (1,645)    (1,394)
                                                                                   ------     -------


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                         Six Months Ended
                                                     ------------------------
                                                        March 28,   March 27,
                                                         1996          1997
                                                     ------------  -----------
                                                      (26 weeks)    (26 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property held for sale                    (2,996)       (665)
  Additions to property and equipment                    (4,620)     (4,170)
  Proceeds from sale of property held for sale              300        --
  Proceeds from sale of property and equipment            1,174       1,478
                                                      ----------    ---------

Net cash provided by (used in) investing activities      (6,142)     (3,357)
                                                      ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations       (180)       (151)
  Principal payments on long-term debt                      (12)        (10)
  Proceeds from issuance of long-term debt                 --           200
  Proceeds from line of credit, net                       5,640        --
  Net proceeds (payments) related to equity issue           (42)     15,947
  Other financing costs                                  (2,992)        (85)
                                                      ----------    ---------

Net cash provided by (used in) financing activities       2,414      15,901
                                                      ----------    ---------

Net increase (decrease) in cash                          (5,373)     11,150

CASH AT BEGINNING OF PERIOD                              10,999       5,338
                                                      ----------    ---------

CASH AT END OF PERIOD                                    $5,626    $ 16,488
                                                      ===========  ==========


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries (the Company) and all amounts at March 27, 1997 and for the comparative three and six month periods are unaudited. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1996 and the Company's quarterly report on Form 10-Q for the quarterly period ended December 26, 1996.

2. The results of operations for the three and six month periods ended March 27, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters.

3. Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):


                                                  September 26,        March 27,
                                                      1996               1997
                                                  -------------      -----------
                                                                     (Unaudited)
Inventories at FIFO cost:
           Merchandise                               $ 13,841          $ 16,240
           Gasoline                                     4,013             4,307
                                                  -------------      -----------
                                                       17,854            20,547
Less adjustment to LIFO cost:
           Merchandise                                 (4,012)           (4,238)
           Gasoline                                      (619)             (831)
                                                  -------------      -----------
Inventories at LIFO cost                             $ 13,223          $ 15,478
                                                  =============      ===========

4. The March 27, 1997 environmental reserve of $6.5 million represents estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $5.2 million are recorded as long-term environmental receivables.

5. On December 30, 1996, the Company issued 17,500 shares of Series B Preferred Stock, $0.01 par value, for $17.5 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Preferred and Common Stock). The Company intends to use the net proceeds of $16 million to fund existing store remodels, new store development and future acquisitions. This transaction increases the total number of shares of Preferred Stock issued and outstanding to 43,499 consisting of 25,999 outstanding shares of Series A Preferred Stock and 17,500 outstanding shares of Series B Preferred Stock.

       Under the terms of the Series A Preferred Stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to sixty dollars ($60) per share per semi-annual calendar period plus an amount determined by applying a 12% annual rate compounded semi-annually to any accrued but unpaid dividend amount from the last day of the semi-annual calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $4,373,643 of Series A Preferred Stock dividends as of March 27, 1997.

       Under the terms of the Series B Preferred Stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to thirty-two dollars and fifty cents ($32.50) per share per quarterly calendar period plus an amount determined by applying a 13% annual rate compounded quarterly to any accrued but unpaid dividend amount from the last day of the quarterly calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $568,750 of Series B Preferred Stock dividends as of March 27, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Revenues. Total revenues for the quarter and six month periods ended March 27, 1997 were 13.8% and 12.2% higher, respectively, than the comparable periods ended March 28, 1996 (the "comparable periods in 1996"), despite a 4% decline in average store count. The increase in revenues can be attributed to a relatively mild winter in the Company's market area compared to last year and improved store conditions including merchandising, competitiveness and overall store appearance.

         Total merchandise revenue for both the quarter and six month periods ended March 27, 1997 was 8% higher than the comparable periods in 1996. Same store merchandise revenues for the quarter and six month periods ended March 27, 1997 increased 12% and 11 % over the comparable periods in 1996. The increase in merchandise sales can be attributed to improved volume in major product categories, enhanced store merchandising and increased promotional activity.

         Gasoline revenues increased 19% and 16% for the quarter and six month periods ended March 27, 1997 over the comparable periods in 1996 due primarily to increases in gasoline volume (gallons) and average retail price. The average retail price per gallon was $1.25 for both the quarter and six month periods ended March 27, 1997 compared to $1.15 in the second fiscal quarter 1996 and $1.13 in the six month period ended March 28, 1996 which is indicative of higher average wholesale prices in the second fiscal quarter 1997 compared to the second fiscal quarter 1996. In the quarter ended March 27, 1997 ("second fiscal quarter 1997"), total gasoline volume and same store gallons increased 9.8% and 9.2%, respectively. For the six month period ended March 27, 1997 ("first fiscal six months 1997"), total gasoline volume and same store gallons increased 4.6% and 3.8%, respectively. The increase in gallons can be attributed to the mild winter and more competitive retail pricing. Commission revenues increased 19% and 13% for the quarter and six month periods ended March 27, 1997 over the comparable periods in 1996 due to increases in money order, amusement and other miscellaneous commission income.

         Gross Profit. Gross profit for the quarter and six month periods ended March 27, 1997 increased 8.1% and 3.9%, respectively, compared to the comparable periods in 1996, despite an 11% and 13% decline in gasoline gross profit, respectively. The gasoline gross profit decline was offset by an increase in merchandise gross profit attributable to increased revenue and higher average gross margin. The increase in merchandise gross margin reflects changes in merchandise mix and increased controls to lower inventory shrinkage. The decline in gasoline margin per gallon is the result of general gasoline market conditions and price competition from other gasoline marketers.

         Store Operating and General and Administrative Expenses. Store operating expenses were relatively flat when compared to the comparable periods in 1996, but decreased as a percentage of merchandise sales. General and administrative expenses for the quarter and six month periods ended March 27, 1997 decreased over the comparable periods in 1996, both in total dollars and as a percentage of merchandise sales. The decline in general and administrative expenses was primarily due to lower employee related expenses and lower general office expenses.

         Income (Loss) from Operations. Income from operations increased from a loss of $1.4 million in the second fiscal quarter 1996 to income of $0.5 million in the second fiscal quarter 1997 for an increase of $1.9 million. The increase is primarily due to increased merchandise gross profit, increased commission revenues and lower administrative expenses as noted above. For the six month period ended March 27, 1997, income from operations totaled $1.8 million, a $2.6 million increase over the comparable period in 1996.

         Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. EBITDA for the second fiscal quarter 1997 was $3.4 million versus $1.1 million in the second fiscal quarter 1996. EBITDA for the first fiscal six months 1997 was $7.0 million versus $3.9 million for the six months ended March 28, 1996 ("first fiscal six months 1996"). EBITDA increased over the comparable periods in 1996 primarily as a result of the increase in income from operations discussed above. EBITDA in the second fiscal quarter 1997 and six months ended March 27, 1997 covered interest expense 1.0 and 1.1 times, respectively.

         Interest Expense (see Liquidity and Capital Resources; Long-Term Debt). Interest expense is primarily interest on the $100 million of the Company's 12% Senior Notes due 2000 (the "Notes") which is due and payable semi-annually on May 15 and November 15. Interest expense increased $0.1 million and $0.2 million for the quarter and six month periods ended March 27, 1997, respectively, over the comparable periods in 1996 as the rate on the Notes increased from 12% to 12.5% on December 27, 1996. The increase resulting from the rate increase was partially offset by a decrease in the interest on the Company's Line of Credit Facility as average borrowings were lower in the second fiscal quarter 1997 than in the second fiscal quarter 1996.

Liquidity and Capital Resources

         Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, capital expenditures and interest expense represent the primary uses of Company funds. Cash provided by operating activities in the first fiscal six months 1997 increased primarily due to a $2 million lower net loss from the first fiscal six months 1996. The lower net loss was partially offset by increases in the Company's merchandise inventory and higher weighted average cost of gasoline inventory.

         Line and Letter of Credit Facility. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1998 consisting of a $10 million working capital line of credit and a $15 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self-insurance of workers compensation and for other letter of credit needs. Up to $2.5 million of the standby letter of credit facility can be used as an additional working capital line of credit. As of March 27, 1997, there was no outstanding balance under the $10 million working capital line of credit and approximately $8.3 million of letters of credit were issued under the standby letter of credit facility.

         Capital Expenditures. For the six month period ended March 27, 1997, capital expenditures totaled $4.2 million, primarily comprised of expenditures for store equipment, existing store improvements, site acquisitions and new store development.

         Long-Term Debt. The Company's long-term debt consists primarily of the Notes. The interest payments on the Notes are due May 15 and November 15. The Indenture, which governs the Notes, contains restrictive covenants that affect the ability of the Company to expand its business. A Supplemental Indenture, executed on December 4, 1995, by the Company and IBJ Schroder Bank & Trust Company, as Trustee, became effective on December 30, 1996, when the Company issued additional Qualified Capital Stock (as defined in the Indenture) raising the total Qualified Capital Stock proceeds received since December 1995 to over $22.6 million on or before December 31, 1996. The issuance of the additional Qualified Capital Stock caused the Supplemental Indenture to become effective.

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

         The Company's Coverage Ratio for the Measurement Period for the twelve months ending December 26, 1996 was .93 to 1, resulting in an increase in the interest rate on the Notes from 12% to 12.5% for the period beginning December 27, 1996 and ending June 26, 1997. The Second Measurement Period ends June 26, 1997, at which time the Coverage Ratio will again be calculated. If the Coverage Ratio at that time is equal to or exceeds 1.63 to 1, the interest rate on the Notes will revert to 12%; if not, the interest rate will continue to be 12.5% through December 1997. The incremental 0.5% interest accruing through May 15, 1997 will be paid on May 15 while the incremental interest accruing from May 16 through June 26, 1997 will be paid on November 15, 1997.

         The $0.2 million increase in long-term debt results from permitted borrowings under the Notes to acquire property and convenience stores. The debt is secured by the property with principal and interest payments monthly.

         Preferred and Common Stock. In a series of transactions during fiscal 1996, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III,

"the FS Group," the FS Group collectively with Freeman Spogli & Co. Incorporated, "FS&Co.") and Chase Manhattan Capital Corporation ("Chase") purchased all of the newly issued preferred stock and 95.4% of the outstanding common stock of the Company. A partnership of which Mr. Christopher C. Behrens, a director of the Company and an affiliate of Chase, is a partner owns 4.6% of the common stock.

         On December 30, 1996, subsequent to the end of the Company's first quarter fiscal 1997, the Company issued and FS&Co. purchased 17,500 shares of Series B Preferred Stock for $17.5 million. The Company intends to use the net proceeds of $16 million to fund existing store remodels, new store development and future acquisitions. As a result of this transaction, the Company has issued and outstanding (i) 114,029 shares of common stock, (ii) 25,999 shares of Series A Preferred Stock, and (iii) 17,500 shares of Series B Preferred Stock.

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

             The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $2.0 million of capital expenditures for these purposes over the next two fiscal years. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.

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

Part II - Other Information.

Item 2.  Changes in Securities.

         Recent Sales of Unregistered Securities. On December 30, 1996, the company issued and FS&Co. purchased 17,500 shares of Series B Preferred Stock, $0.01 value, for $17.5 million.

No underwriter was engaged in connection with the foregoing sales of securities. Sales of the securities to the above parties were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits.
                  27.1   Financial Data Schedule.

         (b)      Reports on Form 8-K.
                         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE PANTRY, INC.

Date:    May 12, 1997     By:  \s\ William T. Flyg
                          William T. Flyg
                          Senior Vice President Finance and Secretary
                          (Authorized Officer and Principal Financial Officer)

         EXHIBIT INDEX

Exhibit No.       Description of Document


    27.1          Financial Data Schedule.