Form 10-Q
period 1997-06-26
PANTRY INC
filed 1997-07-31
CIK 915862

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 26, 1997

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

  Common Stock, $0.01 Par Value                         114,029 shares
                (Class)                        (Outstanding at July 31, 1997)

                                THE PANTRY, INC.

                                    Form 10-Q

                                  June 26, 1997

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

Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K.............................................................13

PART I - Financial Information.

Item 1.  Financial Statements.


                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                      September 26,     June 26,
                                                          1996           1997
                                                        (Audited)     (Unaudited)
ASSETS

Current assets:
  Cash                                                  $  5,338        $  6,134
  Receivables                                              2,860           2,961
  Inventories                                             13,223          15,637
  Prepaid expenses                                           775             960
  Income taxes receivable                                     63            --
  Property held for sale                                   2,816           8,168
  Deferred income taxes                                      879            --

    Total current assets                                  25,954          33,860

Property and equipment, net                               65,455          72,085

Other assets:
  Goodwill, net                                           16,852          20,565
  Deferred lease cost, net                                   359             325
  Deferred financing cost, net                             5,940           6,077
  Environmental receivables, net                           5,162           5,162
  Deferred income taxes                                      790           1,505
  Other                                                      368             329

    Total other assets                                    29,471          33,963

                                                        $120,880        $139,908

See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                 September 26,    June 26,
                                                                                     1996          1997
                                                                                   (Audited)    (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                             $     16    $      32
  Current maturities of capital lease obligations                                       285          285
  Line of credit                                                                       --          5,645
  Accounts payable:
    Trade                                                                            15,666       16,640
    Money orders                                                                      2,788        3,154
  Accrued interest                                                                    4,416        1,489
  Accrued compensation and related taxes                                              2,338        3,228
  Other accrued taxes                                                                 2,135        1,455
  Accrued insurance                                                                   3,629        4,251
  Other accrued liabilities                                                           1,194        1,256

    Total current liabilities                                                        32,467       37,435

Long-term debt                                                                      100,148      100,314

Other non-current liabilities:
  Environmental reserve                                                               6,232        6,494
  Capital lease obligations                                                             982          755
  Employment obligations                                                              2,039        1,590
  Accrued dividends on preferred stock                                                2,654        6,414
  Other                                                                               3,905        4,584

    Total other non-current liabilities                                              15,812       19,837

Shareholders' deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; 25,999 issued and outstanding at September 26, 1996 and
   43,499 issued and outstanding at March 27, 1997                                     --           --
  Common stock, $.01 par value, 300,000 shares authorized;
   114,029 issued and outstanding                                                         1            1
  Additional paid in capital                                                        (10,557)       5,383
  Accumulated deficit                                                               (16,991)     (23,062)

    Total shareholders' deficit                                                     (27,547)     (17,678)

                                                                                  $ 120,880    $ 139,908


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)




                                             Three Months Ended        Nine Months Ended
                                            June 27,     June 26,    June 27,      June 26,
                                              1996        1997         1996         1997
                                           (13 weeks)   (13 weeks)  (39 weeks)    (39 weeks)
Revenues:
  Merchandise sales                         $  50,351    $  52,562    $ 135,611    $ 144,679
  Gasoline sales                               52,301       57,132      139,975      158,970
  Commissions                                     998        1,338        3,019        3,624

                 Total revenues               103,650      111,032      278,605      307,273

Cost of sales:
  Merchandise                                  34,196       34,552       91,007       95,384
  Gasoline                                     45,617       51,166      121,886      143,084

                 Total cost of sales           79,813       85,718      212,893      238,468

Gross profit                                   23,837       25,314       65,712       68,805

Operating expenses:
  Store expenses                               14,002       14,959       42,893       43,644
  General and administrative expenses           5,363        4,237       14,615       12,715
  Depreciation and amortization                 2,333        2,310        6,874        6,808

                 Total operating expenses      21,698       21,506       64,382       63,167

Income from operations                          2,139        3,808        1,330        5,638

Other income (expense):
  Interest                                     (2,604)      (3,284)      (8,906)      (9,763)
  Miscellaneous                                  (347)         517         (138)       1,236

                 Total other expense           (2,951)      (2,767)      (9,044)      (8,527)

Income (loss) before income taxes                (812)       1,041       (7,714)      (2,889)

Income tax benefit (expense)                     (286)        (208)       1,392          578

Net income (loss)                           $  (1,098)   $     833    $  (6,322)   $  (2,311)


See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                  Nine Months Ended
                                                                                 June 27,     June 26,
                                                                                   1996        1997
                                                                                (39 weeks)   (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(6,322)   $(2,311)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                   6,874      6,808
    (Gain) loss on sale of property and equipment                                     268       (467)
    Reserves for environmental issues                                                  73         72
    Reserves for closed stores                                                        285         59
    Write-off of property held for sale                                               125       --
    Amortization of deferred revenues                                              (1,011)      (949)
  (Increase) decrease in:
    Receivables                                                                      (249)       (64)
    Inventories                                                                      (848)    (1,019)
    Prepaid expenses                                                                    4       (184)
    Income taxes receivable                                                          (392)      (644)
    Other assets                                                                      262         26
  Increase (decrease) in:
    Accounts payable - trade                                                        3,756        974
    Accounts payable - money orders                                                   778        366
    Accrued interest                                                               (3,451)    (2,927)
    Accrued compensation and related taxes                                            393        890
    Income taxes payable                                                             (657)      --
    Other accrued taxes                                                                 4       (681)
    Accrued insurance                                                                 342        623
    Employment obligations                                                            (71)      (449)
    Other accrued liabilities                                                        (246)        63
    Other liabilities                                                               1,831      1,739


Net cash provided by (used in) operating activities                                 1,748      1,925

See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)




                                                          Nine Months Ended
                                                       June 27,      June 26,
                                                         1996         1997
                                                      (39 weeks)    (39 weeks)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property held for sale                    (3,362)     (6,737)
  Additions to property and equipment                    (5,447)     (9,003)
  Cash paid for businesses acquired                        --        (9,526)
  Proceeds from sale of property held for sale            1,385       1,274
  Proceeds from sale of property and equipment            1,421       1,406


Net cash provided by (used in) investing activities      (6,003)    (22,586)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under capital lease obligations       (270)       (227)
  Principal payments on long-term debt                      (16)        (18)
  Proceeds from issuance of long-term debt                 --           200
  Proceeds from line of credit, net                       2,585       5,645
  Net proceeds (payments) related to equity issue          (285)     15,941
  Other financing costs                                  (3,030)        (84)


Net cash provided by (used in) financing activities      (1,016)     21,457

Net increase (decrease) in cash                          (5,271)        796

CASH AT BEGINNING OF PERIOD                              10,999       5,338

CASH AT END OF PERIOD                                  $  5,728    $  6,134



See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries (the Company) and all amounts at June 26, 1997 and for the comparative three and nine month periods are unaudited. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1996 and the Company's quarterly reports on Form 10-Q for the quarterly periods ended December 26, 1996 and March 27, 1997.

2. The results of operations for the three and nine month periods ended June 26, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters.

3. Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):


                                                                 September 26,                        June 26,
                                                                     1996                               1997
                                                                    (Audited)                        (Unaudited)
       Inventories at FIFO cost:
                  Merchandise                                  $     13,841                       $     16,180
                  Gasoline                                            4,013                              4,691
                                                                     17,854                             20,871
       Less adjustment to LIFO cost:
                  Merchandise                                        (4,012)                            (4,352)
                  Gasoline                                             (619)                              (882)
       Inventories at LIFO cost                                $     13,223                       $     15,637

4. Environmental reserves of $6.2 million and $6.5 million as of September 26, 1996 and June 26, 1997 represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $5.2 million are recorded as long-term environmental receivables.

5. On December 30, 1996, the Company issued 17,500 shares of Series B Preferred Stock, $0.01 par value, for $17.5 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Preferred and Common Stock). The Company used the net proceeds of $16 million to fund acquisitions, existing store remodels and new store development. This transaction increases the total number of shares of Preferred Stock issued and outstanding to 43,499 consisting of 25,999 outstanding shares of Series A Preferred Stock and 17,500 outstanding shares of Series B Preferred Stock.

       Under the terms of the Series A Preferred Stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to sixty dollars ($60) per share per semi-annual calendar period plus an amount determined by applying a 12% annual rate compounded semi-annually to any accrued but unpaid dividend amount from the last day of the semi-annual calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $5,258,271 of Series A Preferred Stock dividends as of June 26, 1997.

       Under the terms of the Series B Preferred Stock, holders of the outstanding shares are entitled to receive cumulative dividends in an amount equal to thirty-two dollars and fifty cents ($32.50) per share per quarterly calendar period plus an amount determined by applying a 13% annual rate compounded quarterly to any accrued but unpaid dividend amount from the last day of the quarterly calendar period when such dividend accrues to the actual date of payment of such dividend. In accordance with these terms, the Company has accrued $1,155,984 of Series B Preferred Stock dividends as of June 26, 1997.


6. In four separate and unrelated transactions, the Company acquired thirty-two (32) convenience stores in existing markets in North and South Carolina. The Company acquired the operating rights, leases, certain equipment, inventory and certain real estate. The real estate purchased is classified as property held for resale in the Company's financial statements and sale and leaseback transactions are expected within the next twelve months. The Company paid $14.7 million for the assets with values attributed as follows (in thousands):

           Property held for resale                            $        5,150
           Plant, property and equipment                                3,974
           Inventory                                                    1,395
           Value of tangible assets purchased                          10,519
           Cash paid in excess of value - goodwill                      4,157
           Cash paid for businesses acquired                   $       14,676

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Revenues. Total revenues for the quarter and nine month periods ended June 26, 1997 were 7% and 10% higher, respectively, than the comparable periods ended June 27, 1996 (the "comparable periods in 1996"), despite a 4% decline in average store count. The increase in revenues can be attributed to improved store conditions including merchandising, competitiveness and overall store appearance.

         Total merchandise revenue for both the quarter and nine month periods ended June 26, 1997 was 4% and 7% higher, respectively, than the comparable periods in 1996. Same store merchandise revenues for the quarter and nine month periods ended June 26, 1997 increased 6% and 9% over the comparable periods in 1996. The increase in merchandise sales can be attributed to improved volume in major product categories, enhanced store merchandising and increased promotional activity.

         Gasoline revenues increased 9% and 14% for the quarter and nine month periods ended June 26, 1997 over the comparable periods in 1996 due primarily to increases in gasoline volume (gallons). In the quarter ended June 26, 1997 ("third fiscal quarter 1997"), total gasoline volume and same store gallons increased 18% and 13%, respectively. For the nine month period ended June 26, 1997 ("first fiscal nine months 1997"), total gasoline volume and same store gallons increased 9% and 7%, respectively. The increase in gallons can be attributed to a more competitive retail pricing strategy and a comparatively milder winter in the Company's major markets. Commission revenues increased 34% and 20% for the quarter and nine month periods ended June 26, 1997 over the comparable periods in 1996 due to increases in money order, amusement and other miscellaneous commission income.

         Gross Profit. Gross profit for the quarter and nine month periods ended June 26, 1997 increased 6% and 5%, respectively, compared to the comparable periods in 1996, despite a 11% and 12% decline in gasoline gross profit, respectively. The gasoline gross profit decline was offset by an increase in merchandise gross profit attributable to increased revenue and higher average gross margin. The increase in merchandise gross margin reflects changes in merchandise mix and increased controls to lower inventory shrinkage. The decline in gasoline margin per gallon is the result of general gasoline market conditions, price competition from other gasoline marketers and a more competitive gasoline pricing strategy.

         Store Operating and General and Administrative Expenses. Store operating expenses increased 7% and 2% for the quarter and nine month periods ended June 26, 1997, respectively, compared to the comparable periods in 1996 due to increases in wage, repair & maintenance, rent and equipment lease expenses. General and administrative expenses for the quarter and nine month periods ended June 26, 1997 decreased over the comparable periods in 1996, both in total dollars and as a percentage of merchandise sales. The decline in general and administrative expenses was primarily due to lower employee related expenses and lower general office expenses.

         Income from Operations. Income from operations increased from $2.1 million in the third fiscal quarter 1996 to $3.8 million in the third fiscal quarter 1997 for an increase of $1.7 million or 78%. The increase is primarily due to increased merchandise gross profit, increased commission revenues and lower administrative expenses as noted above. For the nine month period ended June 26, 1997, income from operations totaled $5.6 million, a $4.3 million or 324% increase over the comparable period in 1996.

         Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization. EBITDA for the third fiscal quarter 1997 was $6.6 million versus $4.1 million in the third fiscal quarter 1996. EBITDA for the first fiscal nine months 1997 was $13.7 million versus $8.1 million for the nine months ended June 27, 1996 ("first fiscal nine months 1996"). EBITDA increased over the comparable periods in 1996 primarily as a result of the increase in income from operations discussed above. EBITDA in the third fiscal quarter 1997 and nine months ended June 26, 1997 covered interest expense 2.0 and 1.4 times, respectively.

         Interest Expense (see Liquidity and Capital Resources; Long-Term Debt). Interest expense is primarily interest on the $100 million of the Company's 12% Senior Notes due 2000 (the "Notes") which is due and payable semi-annually on May 15 and November 15. Interest expense increased $0.7 million and $0.9 million for the quarter and nine month periods ended June 26, 1997, respectively, over the comparable periods in 1996 as the rate on the Notes increased from 12% to 12.5% on December 27, 1996. The increase resulting from the rate increase was partially offset by a decrease in the interest on the Company's Line of Credit Facility as average borrowings were lower in the third fiscal quarter 1997 than in the third fiscal quarter 1996.

Liquidity and Capital Resources

         Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Currently, acquisition costs, new store development, general capital expenditures and interest expense represent the primary uses of Company funds. Cash provided by operating activities in the first fiscal nine months 1997 increased primarily due to a $4 million lower net loss from the first fiscal nine months 1996. The lower net loss was partially offset by increases in the Company's merchandise inventory and higher weighted average cost of gasoline inventory.

         Line and Letter of Credit Facility. To supplement cash on hand and cash provided by operating activities, the Company has a $25 million credit facility, which will expire on January 31, 1998 consisting of a $10 million working capital line of credit and a $15 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self-insurance of workers compensation and for other letter of credit needs. Up to $2.5 million of the standby letter of credit facility can be used as an additional working capital line of credit. As of June 26, 1997, there was a $5.6 million outstanding balance under the $10 million working capital line of credit and approximately $8.2 million of letters of credit were issued under the standby letter of credit facility.

         Capital Expenditures. For the nine month period ended June 26, 1997, capital expenditures totaled $25.3 million, primarily comprised of expenditures for acquisition activity, existing store improvements, store equipment and new store development. Of the $25.3 million, $14.7 million was expended to acquire the operating rights, certain real estate, equipment and inventory of thirty-two
(32) convenience stores owned by four unrelated parties located within the Company's existing markets. The remaining $10.6 million was expended to remodel existing stores, acquire certain properties, and upgrade certain store equipment. These activities are consistent with the Company's strategy to invest through acquisition, new site development and upgrading existing store facilities.

         As of June 26, 1997, the Company has over $8.2 million in property held for resale. Several of these properties are fully developed and sale-leaseback transactions are expected within the next twelve months.

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

         The Company's Coverage Ratio for the Measurement Period for the twelve months ending December 26, 1996 was .93 to 1, resulting in an increase in the interest rate on the Notes from 12% to 12.5% for the period beginning December 27, 1996 and ending June 26, 1997. The Coverage Ratio for the Measurement Period for the twelve months ending June 26, 1997 was 1.24 to 1, indicating an improvement in the ratio though not sufficient to trigger a decline in the interest rate. Since the Coverage Ratio does not equal or exceed 1.63 to 1, the interest rate on the Notes will continue to be 12.5% through December 1997. The incremental 0.5% interest accruing from May 16 through June 26, 1997 will be paid on November 15, 1997.

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

         On December 30, 1996, subsequent to the end of the Company's first quarter fiscal 1997, the Company issued and FS&Co. purchased 17,500 shares of Series B Preferred Stock for $17.5 million. The Company used the net proceeds of $16 million to fund acquisitions, existing store remodels and new store development. As a result of this transaction, the Company has issued and outstanding (i) 114,029 shares of common stock, (ii) 25,999 shares of Series A Preferred Stock, and (iii) 17,500 shares of Series B Preferred Stock.

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

Part II - Other Information.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits.
                    3.1 Restated Certificate of Incorporation, including Certificates of Designation of Preferences of the Series A and Series B Preferred Stock
                   27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K.
                         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE PANTRY, INC.

Date:    July 31, 1997      By:  \s\ William T. Flyg
                            William T. Flyg
                            Senior Vice President Finance and Secretary
                            (Authorized Officer and Principal Financial Officer)

         EXHIBIT INDEX

Exhibit No.       Description of Document



    3.1 Restated Certificate of Incorporation, including Certificates of Designation of Preferences of the Series A and Series B Preferred Stock

    27.1          Financial Data Schedule.