Form 10-Q/A
period 1997-06-26
PANTRY INC
filed 1997-08-07
CIK 915862

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

                                    Form 10-Q/A

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

                    Consolidated Balance Sheets...................................................................2

                    Consolidated Statements of Operations.........................................................4

                    Consolidated Statements of Cash Flows.........................................................5

                    Notes to Consolidated Financial Statements....................................................7



PART I - Financial Information.

Item 1.  Financial Statements.


The registrant's Form 10-Q filed with the Securities and Exchange Commission on July 31, 1997 is hereby amended by a reclassification of $1.136 million from "Deferred financing cost, net" to "Deferred income taxes" in the Company's Consolidated Balance Sheets, and the registrant's Consolidated Balance Sheet dated as of June 26, 1997 is restated in its entirety as follows:

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                      September 26,     June 26,
                                                          1996           1997
                                                        (Audited)     (Unaudited)
ASSETS

Current assets:
  Cash                                                  $  5,338        $  6,134
  Receivables                                              2,860           2,961
  Inventories                                             13,223          15,637
  Prepaid expenses                                           775             960
  Income taxes receivable                                     63            --
  Property held for sale                                   2,816           8,168
  Deferred income taxes                                      879            --

    Total current assets                                  25,954          33,860

Property and equipment, net                               65,455          72,085

Other assets:
  Goodwill, net                                           16,852          20,565
  Deferred lease cost, net                                   359             325

  Deferred financing cost, net                             5,940           4,941

  Environmental receivables, net                           5,162           5,162

  Deferred income taxes                                      790           2,641
  Other                                                      368             329

    Total other assets                                    29,471          33,963

                                                        $120,880        $139,908

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

                                 THE PANTRY, INC.

Date:    August 7, 1997     By:  \s\ William T. Flyg
                            William T. Flyg
                            Senior Vice President Finance and Secretary
                            (Authorized Officer and Principal Financial Officer)