Form 10-K405
period 1997-09-24
PANTRY INC
filed 1997-12-23
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1997

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

       Registrant's telephone number, including area code: (919) 774-6700

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 15, 1997, there were issued and outstanding 186,029 shares of the registrant's Common Stock. The registrant's Common Stock is not traded in a public market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE PANTRY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                                         PAGE
                                                                                                                         ----
PART I
Item 1:    Business...................................................................................................     1
Item 2:    Properties.................................................................................................     7
Item 3:    Legal Proceedings..........................................................................................     7
Item 4:    Submission of Matters to a Vote of Security Holders........................................................     7

PART II
Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters..................................     8
Item 6:    Selected Financial Data....................................................................................     9
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations......................    11
Item 8:    Consolidated Financial Statements and Supplementary Data...................................................    20
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................    52

PART III
Item 10:   Directors and Executive Officers of the Registrant.........................................................    52
Item 11:   Executive Compensation.....................................................................................    54
Item 12:   Security Ownership of Certain Beneficial Owners and Management.............................................    56
Item 13:   Certain Relationships and Related Transactions.............................................................    57

PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................    58
Signatures............................................................................................................    60

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements and are subject to risks including, but not limited to, those identified in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997 and Form S-1 filed with the Securities and Exchange Commission on February 11, 1994.

ITEM 1. BUSINESS

GENERAL

     The Pantry, Inc. (the "Company" or "The Pantry"), a privately held company, is a leading operator of convenience stores in the Southeast and the largest operator of traditional convenience stores in North and South Carolina. As of September 25, 1997, the Company operated 390 convenience stores under the name "The Pantry" primarily in smaller towns and suburban areas throughout North and South Carolina, western Kentucky, Tennessee and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Kentucky and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 364 Pantry stores, 314 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Exxon, Shell and Texaco. Since fiscal 1994, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 50% of total revenues.

     Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation ("MPAC"), an entity formed to effect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

     On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group") acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. The FS Group and Chase subsequently acquired the remaining interests of approximately 37.0% and 11.1%, respectively, on August 19, 1996 through the purchase of common and preferred stock from certain shareholders. On December 30, 1996, the Company issued and the FS Group purchased additional preferred stock. As of September 25, 1997, the Company was owned 83.6% and 16.4% by the FS Group and Chase, respectively.

SUBSEQUENT EVENTS

     On October 23, 1997, The Pantry acquired all of the outstanding common stock of Lil' Champ Food Stores, Inc. ("Lil' Champ") from Docks U.S.A., Inc. for $132.7 million in cash and repaid $10.7 million in outstanding indebtedness of Lil' Champ (the "Lil' Champ Acquisition"). The combination of The Pantry and Lil' Champ has created one of the largest independent convenience stores in the United States (based on number of stores) with 878 stores primarily located in the Southeast. The acquisition was funded by a combination of the proceeds of the sale of Senior Subordinated Notes (as defined herein), cash on hand and an equity investment of $32.4 million by the FS Group, Chase and a member of management.

     On October 23, 1997, the Company issued and sold 10 1/4% Senior Subordinated Notes due October 15, 2007 in the aggregate principal amount of $200.0 million (the "Senior Subordinated Notes"). The Senior Subordinated Notes were sold to CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp. (the "Initial Purchasers") in a private placement. The Initial Purchasers subsequently resold the Senior Subordinated Notes to (i) "qualified institutional buyers" (in reliance on Rule 144A under the Securities Act of 1933, as amended) and (ii) non-U.S. persons outside the United States (in reliance on Regulation S under the Securities Act of 1933, as amended). The proceeds of the Senior Subordinated Notes were used primarily to acquire Lil' Champ and to finance a tender offer for the purchase of $51.0 million of the Company's outstanding Series B Senior Notes due 2000.

     In connection with the issuance and sale of the Senior Subordinated Notes, the Company and the Initial Purchasers entered into a registration rights agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective within 150 days of the date of issuance of the Senior Subordinated Notes with respect to an offer to exchange its 10 1/4% Senior Subordinated Notes due October 15, 2007 which would be registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for the outstanding Senior Subordinated Notes. The form and terms of the Exchange Notes are the same as the form and terms of the Senior Subordinated Notes in all material respects. On December 19, 1997, the Company filed a registration statement on Form S-4 to register the Exchange Notes. In addition, the Company entered into a New Credit Facility (as defined herein) which consists of a $45.0 million revolving credit facility and a $30.0 million acquisition facility. The New Credit Facility replaces the credit facility and is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions.

     For further discussion of the ownership change, the Company's acquisition of Lil' Champ and related transactions see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 15. Subsequent Events" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." For a further discussion of the business and results of operations of Lil' Champ see the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997.

OPERATIONS

     For a discussion of fiscal year 1997 operating results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and for a discussion of certain business and operating results for Lil' Champ see the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997.

     In February 1996, The Pantry recruited a new management team led by Peter
J. Sodini. Specific strategies implemented by The Pantry's new senior management team included improving merchandising and supplier relationships, increasing expense controls, repositioning and rebranding gasoline operations, implementing a "tuck in" acquisition program, upgrading store facilities and increasing management depth to facilitate the Company's growth plans.

     MERCHANDISE SALES. For the year ended September 25, 1997, The Pantry's merchandise sales (including commissions from services) were 48.5% of total revenues. The Pantry's gross margins on merchandise sales after purchase rebates, mark-downs, inventory spoilage and inventory shrink increased to 34.4% for this period from 33.0% in the same period of the prior year. Merchandise sales per store for the year ended September 25, 1997 increased by 9.6% from the comparable period for the previous year.

     The following table highlights certain information with respect to The Pantry merchandise sales for the last two fiscal years:

                                                                                        FISCAL YEAR
                                                                                           ENDED
                                                                                      ----------------
                                                                                       1996      1997
                                                                                      ------    ------
Merchandise sales (in millions)....................................................   $188.1    $202.4
Average merchandise sales per store (in thousands).................................   $479.8    $525.8
Merchandise gross margins (after purchase rebates, mark-downs, inventory spoilage
  and inventory shrink)............................................................     33.0%     34.4%
Average number of stores...........................................................      392       385

     The Pantry's stores generally carry approximately 4,200 stock keeping units and offer a full line of convenience products, including tobacco products, beer, soft drinks, self-service fast foods and beverages (including fountain beverages and coffee), candy, newspapers and magazines, snack foods, dairy products, canned goods and groceries, health and beauty aids and other immediate consumables. The Pantry has also developed an in-house food service program featuring breakfast biscuits, fried chicken, deli and other hot food offerings. The following table describes The Pantry's merchandise sales mix for the last two fiscal years:

                                                                                         FISCAL YEAR
                                                                                            ENDED
                                                                                        --------------
                                                                                        1996      1997
                                                                                        ----      ----
Tobacco products.....................................................................   25.2%     27.8%
Beer.................................................................................   14.5      15.1
Soft drinks..........................................................................   13.8      13.7
Self-service fast foods and beverages................................................    7.4       6.9
General Merchandise..................................................................    6.0       6.4
Candy................................................................................    5.0       4.8
Newspapers and magazines.............................................................    5.7       5.0
Snack foods..........................................................................    4.5       4.6
Dairy products.......................................................................    2.8       2.8
Bread/Cake...........................................................................    2.3       2.1
Grocery and Other....................................................................   12.8      10.8
                                                                                        ----      ----
Total................................................................................    100%      100%
                                                                                        ----      ----
                                                                                        ----      ----

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

     GASOLINE OPERATIONS. For the year ended September 25, 1997, The Pantry's revenues from sales of gasoline were 51.5% of total revenues, and the number of gallons sold on a company-wide and per store basis each increased by 11.7% in fiscal 1997 when compared to fiscal 1996. Since the beginning of fiscal 1997, both the total gallons sold and the average volume per store increased due to
(i) more competitive pricing; (ii) the acquisition or opening of 36 stores, which had in the aggregate higher than average gasoline volumes and (iii) the upgrading of many locations with automated gasoline dispensing or payment equipment such as the installation of multi-product dispensers ("MPDs") or credit card readers ("CRINDs"). MPDs and CRINDs increase gasoline volume and the percentage of premium grade gasoline sold, which typically has higher margins than lower grade gasoline. To upgrade a location with CRINDs, The Pantry can either retro-fit existing MPDs with CRINDs or install new MPDs with CRINDs. The Pantry installed a total of 64 CRINDs at existing stores in fiscal 1996 and fiscal 1997. In addition, each of the new stores opened since fiscal 1994 sells gasoline and has MPDs and CRINDs.

     The following table highlights certain information regarding The Pantry's gasoline operations for the last two fiscal years:

                                                                                        FISCAL YEAR
                                                                                           ENDED
                                                                                      ----------------
                                                                                       1996      1997
                                                                                      ------    ------
Operating data:
  Gasoline sales ($ in millions)...................................................   $192.7    $220.2
  Gasoline gallons sold (in millions)..............................................    160.7     179.4
  Average gallons sold per store (in thousands)....................................    448.8     501.2
  Average retail price per gallon..................................................   $ 1.20    $ 1.23
  Average gross profit per gallon (in cents).......................................   $0.156    $0.128

  Locations selling gasoline.......................................................      352       364
  Number of company-owned branded locations........................................      285       300
  Number of company-owned unbranded locations......................................        6        35
  Number of third-party locations (branded & unbranded)............................       61        29

     The decrease in gross profit per gallon in fiscal 1997 was due to The Pantry's more competitive gasoline pricing strategy, general gasoline market conditions and increased price competition from other gasoline marketers in certain markets.

     Of the 364 Pantry stores that sold gasoline as of September 25, 1997, 314 (including third-party locations selling under these brands) or 86% were branded under the Amoco, Ashland, British Petroleum (BP), Chevron, Citgo, Exxon, Shell or Texaco brand names. The Pantry has continually sought to increase the number of its branded locations by opening new branded locations and by converting unbranded locations to branded locations.

     As of September 25, 1997, The Pantry owned the gasoline operations at 335 locations and at 29 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, The Pantry owns the gasoline storage tanks, pumping equipment and canopies, and retains 100% of the gross profit received from gasoline sales. In fiscal 1997, these locations accounted for approximately 90% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays The Pantry approximately 50% of the gross profit. In fiscal 1997, third-party locations accounted for approximately 10% of the total gallons sold by The Pantry. In the fourth quarter of fiscal 1997, The Pantry purchased 23 third-party locations and anticipates further reduction of third-party arrangements in the future. The Pantry has been phasing out third-party arrangements because its owned operations are more profitable.

     The Pantry purchases its gasoline from major oil companies and independent refiners. There are 18 gasoline terminals in The Pantry's operating areas, enabling The Pantry to choose from more than one distribution point for most of its stores. The Pantry's inventories of gasoline (both branded and unbranded) turn approximately every seven days.

     STORE LOCATIONS. As of September 25, 1997, The Pantry operated 390 convenience stores located primarily in smaller towns and suburban areas in five states. Substantially all of The Pantry's stores are free standing structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of The Pantry's stores at September 25, 1997:

                                                                                NUMBER OF     PERCENT OF
STATE                                                                            STORES      TOTAL STORES
-----------------------------------------------------------------------------   ---------    ------------
North Carolina...............................................................      155            40.0%
South Carolina...............................................................      134            35.0
Kentucky.....................................................................       56            14.0
Tennessee....................................................................       24             6.0
Indiana......................................................................       21             5.0
                                                                                   ---       ------------
     Total...................................................................      390           100.0%
                                                                                   ---       ------------
                                                                                   ---       ------------

     Since fiscal 1994, The Pantry has opened a limited number of new stores and closed or sold a substantial number of underperforming stores. Beginning in 1997, The Pantry turned its attention from closing underperforming stores, which management believes has largely been accomplished, to commencing its "tuck in" acquisition program. The following table summarizes these activities:

                                                                                  FISCAL YEAR ENDED
                                                                             ----------------------------
                                                                             1994    1995    1996    1997
                                                                             ----    ----    ----    ----
Number of stores at beginning of period...................................   415     406     403     379
Opened or acquired........................................................     1      10       4      36
Closed or sold............................................................   (10 )   (13 )   (28 )   (25 )
                                                                             ----    ----    ----    ----
Number of stores at end of period.........................................   406     403     379     390
                                                                             ----    ----    ----    ----
                                                                             ----    ----    ----    ----

     The Pantry continually evaluates the performance of each of its stores to determine whether any particular store should be closed or sold based on its sales trends and profitability. In deciding to close or sell an underperforming store, The Pantry considers such factors as store location, gasoline volumes and margins, merchandise sales and gross profits, lease term, rental rate and other obligations and the store's contribution to corporate overhead. Although closing or selling underperforming stores reduces revenues, The Pantry's operating results typically improve since these stores were generally unprofitable.

     SITE SELECTION. Most of The Pantry's stores are located in smaller towns and suburban areas of medium size cities in its market areas. In opening new stores in recent years, The Pantry has focused on selecting store sites on highly traveled thoroughfares in coastal resort areas and suburban markets of larger cities or near exit and entrance ramps of highly traveled highways that provide convenient access to the store location. The Pantry's cost of opening new stores in these high-traffic areas has been higher than it has incurred in connection with its prior store development activities. In selecting sites for new stores, The Pantry uses an evaluation process designed to enhance its return on investment by focusing on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. The Pantry also reviews the location of competitive stores and customer activity at those stores. In fiscal 1996 and fiscal 1997, The Pantry opened an aggregate of five stores at an average cost of approximately $1.5 million per store.

     "TUCK IN" ACQUISITIONS. In five separate transactions since April 1, 1997, The Pantry has acquired 35 operating convenience stores in North Carolina and South Carolina with aggregate annual revenues of $45.0 million. Nineteen stores are located in or around Charleston and Hilton Head, South Carolina, increasing The Pantry's total number of stores in this area to over 50 and solidifying The Pantry as the largest operator in this growing market. The remaining 16 acquired stores are located in eastern North Carolina in markets where The Pantry was previously under-represented or operated only a few locations. These "tuck in" acquisitions strengthen The Pantry's market share and name recognition.

     UPGRADING OF STORE FACILITIES AND EQUIPMENT. During fiscal 1996 and fiscal 1997, The Pantry upgraded the facilities and equipment at many of its store locations, including gasoline equipment upgrades, at a cost of approximately $6.1 million and $9.2 million, respectively. The Pantry's store renovation program is an integral part of The Pantry's operating strategy. The Pantry continually evaluates the performance of individual stores and periodically upgrades store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typical upgrades for many stores include improvements to interior fixtures and equipment for self-service food and beverages, interior lighting, in-store restrooms for customers and exterior lighting and signage. The upgrading program for The Pantry's gasoline operations includes the addition of automated gasoline dispensing and payment systems, such as MPDs and CRINDs, to enhance customer convenience and service and the installation of UST(as defined herein) leak detection and other equipment in accordance with applicable EPA environmental regulations. For further discussion of EPA and other environmental regulations see "Item 1. Government Regulation and Environmental Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     STORE OPERATIONS. Each store is staffed with a manager, an assistant manager and sales associates, and most stores are open 24 hours, seven days a week. The Pantry's field operations organization is comprised of a network of regional and district managers who, with The Pantry's corporate management, evaluate store operations on a weekly basis. The Pantry also monitors store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

COMPETITION

     The convenience store and retail gasoline industries are highly competitive. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In addition, factors such as inflation, increased labor and benefit costs and the availability of experienced management and hourly employees may adversely affect the convenience store industry in general and the Company's stores in particular.

     The Company competes with numerous other convenience store chains, franchisees of other convenience stores chains, local owner-operated convenience stores and grocery stores, and convenience stores owned and operated by major oil companies. In addition, the Company's stores offering self-service gasoline compete with gasoline service stations, including service stations operated by major oil companies. The Company's stores also compete to some extent with supermarket chains, drug stores, fast food operations and other similar retail outlets. In some of the Company's markets, certain competitors, particularly major oil companies, have been in existence longer and have substantially greater financial, marketing and other resources than the Company.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     The Company has registered or applied for registration of a variety of trade names, service marks and trademarks for use in its business, including The Pantry(tm), Worth(tm), Bean Street Coffee Company(tm), Bean Street Market(tm), Big Chill(Register mark), Lil' Chill(Register mark) and others, which the Company regards as having significant value and as being important factors in the marketing of the Company and its convenience stores. In connection with the Lil' Champ Acquisition, the Company acquired the Lil' Champ Food Stores(tm) and Knock Out(tm) trademarks.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are subject to regulation under federal, state and local laws. The most significant of such laws are summarized below.

     STORAGE AND SALE OF GASOLINE. The Company is subject to various federal, state and local environmental laws. Federal, state, and local regulatory agencies have adopted regulations governing USTs that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs.

     In addition to the technical standards, the Company is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with the applicable requirements, The Pantry maintains a letter of credit in the aggregate amount of $2.1 million issued by a commercial bank in favor of state environmental agencies in the states of North Carolina, South Carolina, Tennessee, Kentucky and Indiana and relies upon the reimbursement provisions of applicable state trust funds.

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

     LEAK DETECTION. The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Pantry utilizes two approved leak detection methods for all Pantry-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Pantry also performs annual leak detection tests. The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs.

     CORROSION PROTECTION. The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all of its steel tank UST systems to 1998 standards by December 22, 1998 through internal tank lining and cathodic protection. Approximately 81% of Pantry stores' have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining or the installation of cathodic protection.

     OVERFILL/SPILL PREVENTION. The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company will systematically install these devices on all Company-owned UST systems to meet the regulations. Spill/overfill equipment has been installed for approximately 81% of Pantry store USTs.

     The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $1.0 million of capital expenditures for these purposes in fiscal 1998.

     STATE TRUST FUNDS. All states in which the Company will operate UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Company estimates that its expenditures for remediation over the next five years will be approximately $4.5 million. In addition, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and solvency of the various funds.

     SALE OF ALCOHOLIC BEVERAGES. In certain areas where stores are located, state or local laws limit the hours of operation for the sale of certain products, the most significant of which limit or govern the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages and to impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure to the Company for damage claims as a seller of alcoholic beverages is substantial, the Company has adopted procedures intended to minimize such exposure. In addition, the Company maintains general liability insurance which may mitigate the cost of any liability.

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

     The Company's operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance which could affect the Company's results of operations.

EMPLOYEES

     As of September 25, 1997, The Pantry employed approximately 2,161 full-time and 312 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Of The Pantry's employees, approximately 2,370 are employed in The Pantry's stores and 103 are corporate and field management personnel. None of The Pantry's employees are represented by unions. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Pantry owns the real property at 126 Pantry stores and leases the real property at 264 Pantry stores. Management believes that none of these leases is individually material to the Company. Most of the Company's leases are net leases requiring the Company to pay taxes, insurance and maintenance costs. Although the Company's leases expire at various times, approximately 80% of such leases have terms, including renewal options, extending beyond the end of fiscal 2002. Of the Company's leases that expire prior to the end of fiscal 2002, management anticipates that it will be able to negotiate acceptable extensions of the leases for those locations that it intends to continue operating. When appropriate, the Company has chosen to sell and then lease-back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, and minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization, and/or proximity to high volume streets) and the economic terms of such sale-leaseback transactions.

     The Pantry owns its corporate headquarters, a three-story, 51,000 square foot office building in Sanford, North Carolina. Management believes that The Pantry's headquarters are adequate for its present and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. While the outcome of such actions cannot be predicted with certainty, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on the business, financial condition or prospects of the Company. The Company makes routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities incurred as a result of releases from UST systems. See "Item 1. Business -- Government Regulation and Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)        Market Information -- There is no market for the Common Stock.

(b) Principal Shareholders -- As of December 15, 1997, there were five holders of record of the Company's Common Stock.

(c) Dividends -- During the last two fiscal years, the Company has not paid any cash dividends on the Common Stock. The Company intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in (i) the indentures relating to each of the Company's 12% Series B Senior Notes Due 2000 and the Company's 10 1/4% Senior Subordinated Notes due October 15,
           2007, (ii) the Certificate of Designation of Preferences of the Series B Preferred Stock of the Company and (iii) is further restricted pursuant to the Company's senior credit facility.

(d)        On December 30, 1996, the Company sold 17,500 shares of Series B
           Preferred Stock to the FS Group for an aggregate purchase price of $17.5 million which sale of securities was not registered under the Securities Act of 1933, as amended. The Series B Preferred Stock has a liquidation preference of $1,000 per share and accrues cumulative dividends at the rate of 13% per annum. Each share of Series B
           Preferred Stock is entitled to ten votes on all matters on which holders of the Common Stock vote.

           Subsequent to fiscal year end 1997, the Company entered into certain transactions related to the acquisition of Lil' Champ Food Stores, Inc., part of which included the sale of securities by the Company which were not registered under the Securities Act of 1933, as amended. On October 23, 1997, the Company sold 72,000 shares of
           Common Stock to the FS Group, Chase and Peter J. Sodini for an aggregate purchase price of $32.4 million. No underwriter was engaged in connection with the foregoing sales of equity securities.

           On October 23, 1997, the Company issued and sold 10 1/4% Senior
           Subordinated Notes due October 15, 2007 in the aggregate principal amount of $200.0 million (the "Senior Subordinated Notes"). The
           Senior Subordinated Notes were sold to CIBC Wood Gundy Securities
           Corp. and First Union Capital Markets Corp. (the "Initial
           Purchasers") in a private placement. The Initial Purchasers subsequently resold the Senior Subordinated Notes to (i) "qualified institutional buyers" (in reliance on Rule 144A under the Securities
           Act of 1933, as amended) and (ii) non-U.S. persons outside the United
           States (in reliance on Regulation S under the Securities Act of 1933, as amended). In connection with the issuance and sale of the Senior
           Subordinated Notes, the Company and the Initial Purchasers entered into the Exchange Offer Registration Rights Agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective within 150 days of the date of issuance of the Senior Subordinated Notes with respect to an offer to exchange its 10 1/4% Senior Subordinated Notes due October
           15, 2007 which would be registered under the Securities Act of 1933, as amended (the "Exchange Notes"), for the outstanding Senior
           Subordinated Notes. The form and terms of the Exchange Notes are the same as the form and terms of the Senior Subordinated Notes in all material respects. On December 19, 1997, the Company filed a registration statement on Form S-4 to register the Exchange Notes.

           Sales of the securities to the above parties were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. Each of the above parties who purchased securities from the Company were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, the Company's annual Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes thereto included elsewhere in this report. (Dollars are in millions except per store and per gallon data.)

                                                    SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 26,
                                                        1993             1994             1995             1996
                                                    -------------    -------------    -------------    -------------
                                                     (53 WEEKS)       (52 WEEKS)       (52 WEEKS)       (52 WEEKS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Merchandise Sales..............................      $    191.9       $    189.2       $    187.4       $    188.1
  Gasoline sales.................................           175.7            175.1            187.2            192.7
  Commissions....................................             4.4              4.5              4.5              4.0
                                                    -------------    -------------    -------------    -------------
Total Revenues...................................           372.0            368.8            379.1            384.8
Cost of Sales:
  Merchandise....................................           126.4            123.1            122.0            126.0
  Gasoline.......................................           154.6            153.5            161.2            167.6
                                                    -------------    -------------    -------------    -------------
Gross Profit.....................................            91.0             92.2             95.9             91.2
Store operating expense..........................            54.1             53.2             56.1             57.8
General and administrative expenses..............            16.9             17.9             18.2             17.1
Restructuring charges............................              --               --               --              2.2(d)
Impairment of long-lived assets..................              --               --               --              3.0(d)
Depreciation and amortization....................             9.8             10.2             11.5              9.2
                                                    -------------    -------------    -------------    -------------
Income from operations...........................            10.2             10.9             10.1              1.9
Interest expense.................................            (7.4)           (12.0)           (13.2)           (12.0)
Due diligence costs..............................              --               --             (1.2)(b)            --
Income (loss) before income taxes and other
  items..........................................             3.3             (0.2)            (3.6)           (10.8)
Income tax benefit (expense).....................            (0.7)             0.4              0.4              2.7
Cumulative effect of change in accounting
  principal......................................              --               --             (1.0)(c)            --
Extraordinary loss...............................              --             (0.7)(a)            --              --
Net income(loss).................................      $      2.6       $     (0.5)      $     (4.2)      $     (8.1)
OTHER FINANCIAL DATA:
EBITDA (e).......................................      $     20.6       $     22.0       $     22.3       $     15.6
Net cash provided by (used in):
  Operating activities...........................      $     14.4       $     (4.1)      $     11.9       $      5.4
  Investing activities...........................            (9.7)           (10.6)           (15.3)            (7.2)
  Financing activities...........................            (2.3)            26.0             (1.0)            (3.9)
Capital expenditures (f).........................            11.2              9.9             16.7              7.1
Ratio of earnings to fixed charges (g)...........            1.3x               --               --               --
OPERATING DATA:
Merchandise gross margin.........................            34.2%            34.9%            34.9%            33.0%
Gasoline gallons sold (in millions)..............           156.9            158.5            160.3            160.7
Average retail gasoline price per gallon.........      $     1.12       $     1.10       $     1.17       $     1.20
Average gasoline gross profit per gallon
  (in cents).....................................           13.43c           13.63c           16.21c           15.64c
STORE OPERATING DATA:
Number of stores (end of period).................             415              406              403              379
Average sales per store (in thousands)
  Merchandise sales..............................      $    451.5       $    460.4       $    462.7       $    479.8
  Gasoline gallons...............................           398.1            423.7            440.3            448.8
Comparable store sales growth (h):
  Merchandise....................................             4.3%             3.3%            (0.8)%            2.8%
  Gasoline gallons...............................             5.7%             5.2%             0.2%            (4.3)%
BALANCE SHEET DATA (END OF PERIOD):
Working Capital..................................      $      0.5       $      6.7       $     (0.8)      $     (6.5)
Total assets.....................................           105.7            124.0            127.7            120.9
Total debt (i)...................................            63.5            102.4            101.8            101.4
Shareholders' Deficit............................           (11.6)           (12.1)           (16.3)           (27.5)

                                                   SEPTEMBER 25,
                                                       1997
                                                   -------------
                                                    (52 WEEKS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Merchandise Sales..............................     $    202.4
  Gasoline sales.................................          220.2
  Commissions....................................            4.8
                                                   -------------
Total Revenues...................................          427.4
Cost of Sales:
  Merchandise....................................          132.8
  Gasoline.......................................          197.3
                                                   -------------
Gross Profit.....................................           97.3
Store operating expense..........................           60.2
General and administrative expenses..............           16.8
Restructuring charges............................             --
Impairment of long-lived assets..................             --
Depreciation and amortization....................            9.5
                                                   -------------
Income from operations...........................           10.8
Interest expense.................................          (13.0)
Due diligence costs..............................             --
Income (loss) before income taxes and other
  items..........................................           (1.0)
Income tax benefit (expense).....................             --
Cumulative effect of change in accounting
  principal......................................             --
Extraordinary loss...............................             --
Net income(loss).................................     $     (1.0)
OTHER FINANCIAL DATA:
EBITDA (e).......................................     $     21.6
Net cash provided by (used in):
  Operating activities...........................     $      7.3
  Investing activities...........................          (25.1)
  Financing activities...........................           15.8
Capital expenditures (f).........................           14.7
Ratio of earnings to fixed charges (g)...........             --
OPERATING DATA:
Merchandise gross margin.........................           34.4%
Gasoline gallons sold (in millions)..............          179.4
Average retail gasoline price per gallon.........     $     1.23
Average gasoline gross profit per gallon
  (in cents).....................................          12.76c
STORE OPERATING DATA:
Number of stores (end of period).................            390
Average sales per store (in thousands)
  Merchandise sales..............................     $    525.8
  Gasoline gallons...............................          501.2
Comparable store sales growth (h):
  Merchandise....................................            8.5%
  Gasoline gallons...............................            7.2%
BALANCE SHEET DATA (END OF PERIOD):
Working Capital..................................     $     (8.2)
Total assets.....................................          142.8
Total debt (i)...................................          101.3
Shareholders' Deficit............................          (17.9)

                        NOTES TO SELECTED FINANCIAL DATA

     (a) In fiscal 1994, The Pantry recorded an extraordinary loss of $671,000, net of a taxes, related to the early extinguishment of debt.

     (b) During fiscal 1995, The Pantry expended $1,181,000 in due diligence costs related to the evaluation of the potential purchase of a regional convenience store company. The proposed transaction was abandoned and, as a result, the costs incurred in connection with the prospective acquisition were charged to earnings in fiscal 1995.

     (c) In fiscal 1995, The Pantry adopted, SFAS No. 112, "Employer's Accounting for Post Retirement Benefits," and as a result, recorded a cumulative effect for a change in accounting principle of $(960,000), net of taxes.

     (d) During 1996, The Pantry recorded restructuring charges of $2,184,000 pursuant to a formal plan to restructure its corporate offices. The costs include: $1,484,000 for employee severance; $350,000 for employee moving costs; and $350,000 for charges associated with the investment by FS&Co. and CMC. Substantially all of these amounts were expended during fiscal 1996. Also during fiscal 1996, The Pantry early-adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Pursuant to SFAS No. 121, The Pantry evaluated its long-lived assets for impairment on a store-by-store basis by comparing the sum of the projected future undiscounted cash flows attributable to each store to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store. Based on this evaluation, The Pantry determined that certain long-lived assets were impaired and recorded an impairment loss based on the difference between the carrying value and the fair value of property and equipment and goodwill of $415,000 and $2,619,000 respectively.

     (e) "EBITDA" represents income (loss) before depreciation and amortization, interest expense, income tax expense (benefit), restructuring charges, impairment of long-lived assets, extraordinary item, cumulative effect of change in accounting principle and the write-off of due diligence costs incurred in connection with a potential purchase of a regional convenience store company that was abandoned in 1995. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Pantry has included information concerning EBITDA as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of The Pantry's operating performance.

     (f) For the fiscal year ended 1993, capital expenditures included the purchase by The Pantry of its corporate office building in April 1993 for $3.9 million and the purchase by The Pantry of four previously leased stores in August 1993 for $3.2 million. Purchases of assets to be held for sale are excluded from these amounts.

     (g) For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). The Pantry's earnings were inadequate to cover fixed charges by $0.2 million, $3.6 million, $10.8 million and $1.0 million for fiscal years 1994, 1995, 1996 and 1997, respectively.

     (h) The stores included in calculating same store sales growth are stores that were in operation for both fiscal years of the comparable period. The same store sales results for fiscal 1993, which was a 53-week year, has been adjusted to reflect a 52-week year.

     (i) Total debt includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto and the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997.

INTRODUCTION

     In fiscal year 1996, the FS Group and Chase acquired all of the outstanding Common Stock of The Pantry. Beginning in the second quarter of fiscal 1996, the Company strengthened its senior management team. Peter J. Sodini, an experienced retail executive, was hired in February 1996 and was appointed President and Chief Executive Officer in June 1996. Concurrently, several key executive positions were filled including: Senior Vice President of Administration and Gasoline Marketing, Senior Vice President of Operations and Vice President of Marketing. In January 1997, a new Senior Vice President of Finance joined the Company. In addition, several other new employees were hired to fill other key positions. These individuals all have strong experience in retail operations.

     The management team reorganized the Company's management structure and reporting relationships to improve organizational effectiveness, reduce operating costs and increase profitability. These cost saving measures and the resulting improvement in operating results has enabled the Company to implement a number of initiatives designed to enhance the performance of existing locations and facilitate long-term growth. In fiscal 1997, specific strategies implemented by The Pantry's new senior management team include: improving merchandising and supplier relationships, increasing expense controls, repositioning and rebranding gasoline operations, implementing a "tuck in" acquisition program, upgrading store facilities and increasing management depth to facilitate the Company's growth plans.

     On December 30, 1996, the FS Group invested additional equity in The Pantry, providing funds which were subsequently used to (i) acquire a total of 35 convenience stores located in North Carolina and South Carolina in five separate transactions, (ii) purchase the gasoline operations and equipment at 23 existing Pantry stores from a third-party operator and (iii) upgrade existing store facilities in several major markets. This marks a significant shift in management's focus from enhancing financial performance by maintaining high merchandise and gasoline margins relative to its primary competition to focusing on existing operations and same store sales while supplementing internal growth with a new "tuck in" acquisition program.

     As a result of these activities, the fiscal performance of The Pantry improved significantly in the year ended September 25, 1997 when compared to the prior year. Despite a decrease in average store count in fiscal 1997 compared to fiscal 1996, total revenues increased 11% and same store merchandise revenues and gasoline gallon sales increased 8.5% and 7.2%, respectively. Despite the lower average store count and decreasing gasoline margins, the Company's operating income improved from $1.9 million in fiscal 1996 to $10.8 million in fiscal 1997 and resulting EBITDA was $21.6 million in fiscal 1997 compared to an EBITDA of $15.6 million in fiscal 1996.

     Subsequent to fiscal year end 1997, on October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. and consummated certain other related transactions. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil' Champ's 488 stores are located primarily in northern Florida and Georgia, with 151 stores concentrated in the Jacksonville, Florida area. Like The Pantry, Lil' Champ stores offer a broad selection of affordable, high quality merchandise and services. Self-service gasoline is sold at 434 Lil' Champ stores, 202 of which sell gasoline under brand names including BP, Chevron, Fina, and Texaco. In addition, Lil' Champ has developed a food service operation which includes 49 in-store quick service restaurants offering national brands such as Taco Bell, A&W Root Beer, Long John Silver's and Pizza Hut. Since fiscal 1994, Lil' Champ's merchandise sales (including commissions from services) and gasoline sales have averaged approximately 46% and 54% of total revenues, respectively.

     The Lil' Champ Acquisition, the refinancing of existing Lil' Champ debt, the purchase of $51.0 million of outstanding 12% Senior Notes and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of $200.0 million principal amount of 10 1/4% Senior Subordinated Notes due 2007, cash on hand and the proceeds from the purchase by existing stockholders and management of the Company of an additional $32.4 million of the Company's Common Stock. In addition, on October 23, 1997, The Pantry entered into the New Credit Facility (as defined herein) consisting of a $45.0 million revolving credit facility and a $30.0 million acquisition facility which is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions. For further discussion of the Lil' Champ Acquisition see "Item 1. Business -- Ownership Change and

Subsequent Events," "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 15. Subsequent Events" and "Liquidity and Capital Resources."

     The Lil' Champ Acquisition is consistent with management's strategic goal to continue to capitalize on and enhance the Company's position as a leading convenience store retailer in the Southeast. Management believes acquiring the largest convenience store operator in northern Florida, with its established market position, extensive network of locations in Florida and Georgia, and attractive customer image, will provide the Company with a significant competitive advantage in generating operating efficiencies and pursuing "tuck in" acquisitions. Management intends to continue utilizing operating strategies that have been successfully employed at The Pantry. For a more detailed discussion of Lil' Champ's operations and its impact on The Pantry, refer to Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997.

RESULTS OF OPERATIONS

     The Pantry's operations for fiscal years 1995, 1996 and 1997 each contained 52 weeks. The following table sets forth certain of The Pantry's results as a percentage of revenues for the periods indicated:

                                                                                   FISCAL YEAR ENDED
                                                                                -----------------------
                                                                                1995     1996     1997
                                                                                -----    -----    -----
Revenues:
  Merchandise sales..........................................................    49.4%    48.9%    47.4%
  Gasoline sales.............................................................    49.4     50.1     51.5
  Commissions................................................................     1.2      1.0      1.1
                                                                                -----    -----    -----
     Total revenues..........................................................   100.0    100.0    100.0
  Gross profit...............................................................    25.3     23.7     22.8
Operating, general and administrative expenses...............................    20.1     20.8     18.0
Depreciation and amortization................................................     2.5      2.4      2.2
Income from operations.......................................................     2.7      0.5      2.5

  FISCAL 1997 COMPARED TO FISCAL 1996

     REVENUES. Total revenues increased 11.1% in fiscal 1997 from fiscal 1996. This increase is attributable to significant revenue increases in merchandise, gasoline and commissions despite a reduction in average store count compared to the prior year.

     Merchandise revenues increased 7.6% in fiscal 1997 from fiscal 1996 due to increased volume in major categories, a general increase in the price of cigarettes and growth in new merchandising programs and categories. Same store merchandise sales increased 8.5% over fiscal 1996 and average merchandise sales per store increased as the Company closed or sold 25 lower volume stores while acquiring or opening 36 new stores.

     Gasoline sales increased 14.2% in fiscal 1997 from fiscal 1996 primarily due to the Company's competitive pricing strategy, the closing of underperforming stores and acquiring or opening 36 new stores with average gasoline volume greater than the Company's overall average. Additionally, the average retail price per gallon in fiscal 1997 was $1.23 versus an average retail price per gallon in fiscal 1996 of $1.20. This average retail price is indicative of the Company's more competitive gasoline pricing strategy, general gasoline market conditions and increased price competition from other gasoline marketers in certain markets. The Company's same store gasoline volume increase of 7.2% in fiscal 1997 can be attributed to more competitive pricing and a relatively mild 1996-1997 winter season compared to the prior year.

     Commission revenues increased 20.3% in fiscal 1997 from fiscal 1996 due to the expansion and enhancement of existing commission related programs and the introduction of new programs in selected markets.

     GROSS PROFIT. Gross profit for fiscal 1997 increased 6.6% or $6.1 million from fiscal 1996 as a result of the increases in merchandise, gasoline and commission revenues discussed above and an increase in merchandise gross profit margin from 33.0% in fiscal 1996 to 34.4% in fiscal 1997. Overall gross profit margin declined from 23.7% in fiscal 1996 to 22.8% in fiscal 1997 due to the decrease in gasoline margin per gallon from $0.156 in 1996 to $0.128 in 1997. The decrease in gasoline gross profit margin is attributable to a shift in the Company's pricing practices and less favorable conditions in the wholesale and retail gasoline markets.

     STORE OPERATING EXPENSES. Store operating expenses increased in fiscal 1997 over fiscal 1996 in terms of total dollars, but decreased as a percentage of merchandise sales. Store expenses increased due to increases in store personnel related expenses of $1.0 million, real estate lease expense of $0.9 million and equipment rental expense of $0.5 million. The increase in store personnel related expenses is attributable to increased customer traffic and transaction volume. The increase in real estate leases is attributable to the consummation of several sale/leaseback transactions. The increase in equipment rental expense is primarily attributable to the Company roll-out of a frozen drink program to a majority of stores.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for fiscal 1997 decreased 1.9% from fiscal 1996. The decrease in both total dollar terms and as a percentage of merchandise sales is attributable to improved fiscal management of major expense categories.

     INCOME FROM OPERATIONS. Income from operations increased from $1.9 million in fiscal 1996 to $10.8 million in fiscal 1997. The increase is attributable to the items discussed above, as well as nonrecurring restructuring charges and charges for impairment of long-lived assets of $2.2 million and $3.0 million, respectively, in fiscal 1996 which were not present in fiscal 1997.

     INTEREST EXPENSE. Interest expense for fiscal 1997 increased $1 million from 1996 due to (i) a temporary interest rate increase on the Company's Senior Notes from 12% to 12 1/2% (see "Liquidity and Capital Resources -- Long-Term Debt" and "Item 8. Consolidated Financial Statements and Supplementary
Data -- Notes to Consolidated Financial Statements -- Note 4. Long-Term Debt") and (ii) a nonrecurring decrease of $0.6 million related to an interest accrual that was reversed in fiscal 1996 and did not occur in fiscal 1997. The accrual had been recorded related to a potential income tax issue that was resolved in The Pantry's favor in fiscal 1996.

     INCOME TAX BENEFIT (EXPENSE). The Company's income tax benefit decreased in fiscal 1997 due to a $9.8 million decrease in pre-tax loss compared to the prior year and the computation of the Company's tax liability for fiscal 1997. Additionally, no income tax benefit was recorded in fiscal 1997, which was principally attributable to an increase in the valuation allowance for state deferred income tax assets of approximately $325,000.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA represents income (loss) before depreciation and amortization, interest expense, income tax (expense) benefit, restructuring charges, impairment of long-lived assets, extraordinary item and write-off of acquisition due diligence costs. EBITDA for fiscal 1997 increased $6.0 million from 1996 due to the items discussed above.

  FISCAL 1996 COMPARED TO FISCAL 1995

     REVENUES. Total revenues increased 1.5% in fiscal 1996 from fiscal 1995 and the increase was attributable to significant improvements in same store merchandise sales in the third and fourth quarters.

     Merchandise sales increased 0.4% in fiscal 1996 from fiscal 1995 due to an increase in same store sales which was partially offset by a reduction in the total number of stores. The increase in same store sales came from increased sales of cigarettes and improved and new merchandising programs. At the beginning of fiscal 1996, in response to same store merchandise decreases in fiscal 1995, The Pantry lowered retail prices in several major categories and late in fiscal 1996 began to introduce new merchandising and marketing programs in selected markets. These programs included the addition of off-shelf merchandise displays to its stores, new products and the modification of certain of its ongoing merchandise programs such as its novelty and fresh food programs. During the year, especially in the third and fourth quarters, The Pantry experienced significant increases in the volume sold of cigarettes and other major categories over fiscal 1995. Together, along with other changes including the change in wholesale grocer supplier to McLane Company, Inc., same store sales increased 2.8% over fiscal 1995. Average merchandise sales per store increased as The Pantry shut down or sold 28 lower volume stores while opening up four new stores.

     Gasoline sales increased 3.0% in fiscal 1996 from fiscal 1995 due to an increase in retail price per gallon and a slight increase in total volume sold which offset a decrease in same store sales volume. The average retail price per gallon in fiscal 1996 was $1.20 versus an average retail price per gallon in fiscal 1995 of $1.17. The Pantry raised its retail prices in response to higher costs charged by its suppliers. Total gasoline volume increased, despite the same store volume decrease of 4.3%, as The Pantry benefited from a full year's operation at the ten high volume stores opened in fiscal 1995 and from the operations at the four high volume stores opened in fiscal 1996.

     GROSS PROFIT. Gross profit for fiscal 1996 decreased from fiscal 1995 as The Pantry experienced lower margins on its merchandise sales and a lower gross profit per gallon on its gasoline volume. These lower margins offset the increase in sales.

The gross margin on merchandise sales was 33.0% in fiscal 1996 compared to 34.9% in fiscal 1995. The primary reason for the decrease in merchandise gross margin was the decrease in cigarette margins resulting from The Pantry lowering its retail prices to become more competitive. The Pantry includes purchase rebates, mark-downs, inventory spoilage and shrink in its merchandise gross profit computation. Gasoline gross profit decreased 3.3% in fiscal 1996 from fiscal 1995 as the gross profit per gallon in fiscal 1996 decreased to $0.1564 per gallon from $0.1621 per gallon in fiscal 1995.

     STORE OPERATING EXPENSES. Store operating expenses increased in fiscal 1996 over fiscal 1995 both in terms of total dollars and as a percentage of merchandise sales. Store expenses increased due to an increase in rent expense associated with the new stores opened in fiscal 1995 and fiscal 1996 and non-recurring advertising expenses related to the first quarter introduction of Bean Street Coffee Company(tm) coffee. In addition, fiscal 1995 store operating expense benefited from the one time positive effect totaling $750,000 which resulted from the qualification of a contaminated site for reimbursement under a state tank fund. Fiscal 1996 store expenses were 30.8% of merchandise sales, up from 30.0% of merchandise sales in fiscal 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. Fiscal 1996 general and administrative expenses, exclusive of restructuring charges, were down 5.7%. The decrease in general and administrative expenses was due to lower workers' compensation expense resulting from improved management control in this area, lower incentive compensation expense (bonuses) due to lower fiscal 1996 operating results and lower recruiting expenses, which were partially offset by an increase in medical benefit costs and management development costs resulting from The Pantry's November 1995 convention.

     RESTRUCTURING CHARGES. During fiscal 1996, after disappointing operating results, management changes were made, including the hiring of new senior managers. The Pantry also released certain personnel, including certain former officers. The Pantry accrued for all liabilities due under employment contracts due to these former officers and paid severance compensation to others in accordance with a pre-existing severance plan. Additionally, concurrent with the investment by the FS Group and Chase in The Pantry, The Pantry bought out the contract of its former CEO for $0.8 million. Additional expenses included in this line item consist of moving expenses to move new employees and additional charges associated with the investment by the FS Group and Chase in The Pantry.

     INCOME FROM OPERATIONS. Income from operations decreased as a result of the items discussed above as well as the fiscal 1996 $3.0 million write-down of certain long-lived assets in accordance with The Pantry's adoption of Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     INTEREST EXPENSE. Interest expense for fiscal 1996 decreased as a $0.6 million interest accrual that was recorded in fiscal 1995 was reversed in fiscal 1996. The accrual had been recorded related to a potential income tax issue that was resolved in The Pantry's favor in fiscal 1996.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. During the fourth quarter of fiscal 1995, The Pantry adopted, retroactive to September 30, 1994, Statement of Financial Accounting Standards No. 112 (SFAS No. 112), "Employer's Accounting for Postemployment Benefits" and restated its first quarter results to reflect the adoption. SFAS No. 112 requires that employers expense the costs of postemployment benefits over the service lives of employees if certain conditions are met. The cumulative effect of adopting SFAS No. 112 as of September 30, 1994 was an after-tax charge of $1.0 million.

     ACQUISITION DUE DILIGENCE COSTS. During fiscal 1995, The Pantry spent approximately $1.2 million in due diligence costs related to the evaluation of the potential purchase of a regional convenience store company. The proposed transaction was abandoned and as a result, the costs incurred in connection with the prospective acquisition were charged to earnings in fiscal 1995.

     INCOME TAX BENEFIT. Income tax benefit increased in fiscal 1996 as a result of the increase in The Pantry's pre-tax loss. The increase in benefit was partially offset by the non-deductible write-off of goodwill associated with the adoption of SFAS No. 121.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA represents income (loss) before depreciation and amortization, interest expense, income tax (expense) benefit, restructuring charges, impairment of long-lived assets, extraordinary item and write-off of acquisition due diligence costs. Exclusive of the impact of SFAS No. 121, EBITDA decreased for fiscal 1996 due to a combination of the decrease in gross profit discussed above and the increases in store operating and general and administrative expenses previously discussed. The resulting EBITDA/interest expense coverage for fiscal 1996 was 1.3 to 1.

SEASONALITY

     The Pantry has historically generated approximately 54% of its revenues during its third (April, May, June) and fourth (July, August and September) fiscal quarters due to increased consumer spending activity in its market areas resulting from the warmer weather and increased consumer travel in the spring and summer, particularly in coastal resort locations. This seasonality effect is partially offset by Thanksgiving and Christmas holiday travel and shopping periods, as well as stores in non-seasonal locations, such as urban and military base markets, and contra-seasonal locations, such as college towns where revenues are typically higher in the winter months. Additionally, The Pantry experiences seasonal fluctuations in its merchandise gross margin and gross profit per gallon. Due to this seasonality and the high portion of its costs that are fixed, The Pantry typically generates approximately 65% of its operating income and EBITDA during its third and fourth quarters. The Pantry seeks to mitigate seasonal fluctuations in cash flows by reducing inventory and labor hours and using its line of credit to provide cash and working capital in its first and second fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS. Due to the nature of The Pantry's business, substantially all sales are for cash, and cash provided by operations is The Pantry's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Pantry has relied primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its working capital line, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest and fund capital expenditures and acquisitions. Cash provided by operating activities in fiscal 1995, fiscal 1996 and fiscal 1997 totaled $11.9 million, $5.4 million and $7.3 million, respectively. The Pantry also had $3.3 million of cash and cash equivalents on hand at September 25, 1997.

     LINE AND LETTER OF CREDIT FACILITY. As of September 25, 1997, to supplement cash on hand and cash provided by operating activities, the Company had a $25 million credit facility consisting of a $10 million working capital line of credit and a $15 million line of credit for issuance of standby letters of credit to vendors, insurance companies, federal and state regulatory agencies for self insurance of workers compensation and for other letter of credit needs. As of September 25, 1997, there were no borrowings outstanding under the working capital line of credit and approximately $8.6 million of letters of credit were issued under the standby letter of credit facility.

     On October 23, 1997, the Company entered into a new bank credit facility (the "New Credit Facility") consisting of a $45.0 million revolving credit facility and a $30.0 million acquisition facility. The New Credit Facility replaces the credit facility discussed above and is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions. The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors (as defined herein) and is guaranteed by the Guarantors. The New Credit Facility contains covenants restricting the ability of the Company and any of its subsidiaries to, among others: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and
(viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio,
(b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     Principal and interest payments under the New Credit Facility and interest payments on the Senior Subordinated Notes, the Exchange Notes and the Senior Notes represent significant liquidity requirements for the Company. The interest rate under the New Credit Facility is based, at the option of the Company, upon either a eurodollar rate plus 2.50% per annum or a base rate plus 1.00% per annum. If the Company achieves a leverage ratio (as defined) of less than 4:0 to 1, after the first anniversary of the closing, the margins will be reduced by 25 basis points each. A commitment fee of 0.50% per annum will be charged on the unused portion of the New Credit Facility.

     CAPITAL EXPENDITURES. Capital expenditures in fiscal 1995, fiscal 1996 and fiscal 1997 were $16.7 million, $7.1 million and $14.7 million, respectively. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development and expenditures to comply with regulatory statutes, including those related to the environment. The Pantry finances substantially all new store development and acquisition activity through cash flow from operations and a sale-leaseback program or similar lease activity and asset dispositions. The Pantry spent $12.3 million related to its "tuck-in" acquisition program for the year ended September 25, 1997. Estimated capital expenditures for the Company are approximately $30.0 for 1998.

     SITE DEVELOPMENT AND "IN HOUSE" STORE EXPANSION. In fiscal 1997, the Company opened one new store. The Company intends to open approximately five stores in fiscal 1998. The Company intends to finance the real estate through either a sale/leaseback or build-to-suit agreement. The equipment purchases are expected to be financed through operating cash flow.

     "TUCK IN" ACQUISITIONS. In five separate transactions since April 1, 1997, The Pantry has acquired 35 operating convenience stores in North Carolina and South Carolina with aggregate annual revenues of $45.0 million. These "tuck in" acquisitions strengthen The Pantry's market share and name recognition. The acquisitions were funded with a combination of operating cash flow and proceeds from the sale of Series B Preferred Stock on December 30, 1996.

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

     The Company does not currently have any agreements, arrangements or understandings for the acquisition of any particular stores, and there can be no assurance that any such acquisitions will be consummated. "Tuck in" acquisitions are expected to be financed through a combination of operating cash flow and funding under the Company's New Credit Facility (see "Line and Letter of Credit Facility").

     For further discussion of store expansion and acquisitions see "Introduction," "Acquisitions," "Item 1. Business -- General," "Item 1. Business -- Operations -- 'Tuck In' Acquisitions" and "Item 8. Consolidated Notes to Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 15. Subsequent Events."

     LONG-TERM DEBT. At September 25, 1997 and September 26, 1996, The Company's long-term debt consists primarily of $100 million of the Company's 12% Senior Notes due 2000 (the "Senior Notes"). The interest payments on the Senior Notes are due May 15 and November 15.

     In connection with the transactions involving the FS Group and Chase (see "Items 1. Business -- Ownership Change and Subsequent Events" and "Item 12. Security Ownership of Certain Beneficial Owners and Management"), a Supplemental Indenture was executed on December 4, 1995 (the "Supplemental Indenture") by the Company and IBJ Schroder Bank & Trust Company, as Trustee under the Indenture. The Supplemental Indenture makes certain changes in the Indenture, including the following: (i) permitted borrowings under Section 4.10(b) of the Indenture are increased from $25.0 million to $35.0 million and the purposes for which such borrowings can be used is expanded; (ii) borrowings permitted under Section 4.10(d) of the Indenture are increased from $5.0 million to $10.0 million, the purposes for which such borrowings can be used are expanded to include capital expenditures generally (rather than furniture, fixtures and equipment) and the restriction that all such borrowings be non-recourse to the Company is removed;
(iii) the time period in which proceeds of Asset Sales (as defined in the Indenture) can be reinvested is increased and the amount of Asset Sales for which no prepayment of the Notes is required under Section 4.13 of the Indenture is increased to facilitate potential sale/leaseback transactions; (iv) the limitations on Restricted Payments (as defined in the Indenture) are modified to allow the Company to make loans to employees to purchase Company stock and to allow the Company to repurchase stock from employees when their employment with the Company terminates; (v) the Company is required to own a minimum of 112 convenience store properties at all times; and (vi) the interest rate payable on the Senior Notes will increase if a specified Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is not maintained until the required Consolidated Fixed Charge Coverage Ratio is achieved.

     On December 30, 1996, the Supplemental Indenture became operative with the sale of an additional $17.5 million in Qualified Capital Stock (as defined in the Indenture) to the FS Group (see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters"). The Company's Consolidated Fixed Charge Coverage Ratio for the Measurement Period for the twelve months ending December 26, 1996 was .93 to 1, resulting in an increase in the interest rate on the Notes from 12% to 12 1/2% for the period beginning December 27, 1996 and ending June 26, 1997. On the second Measurement Date, June 26, 1997, the Coverage Ratio was not equal to or greater than 1.63 to 1 and, therefore, the interest rate on the Senior Notes continues to be 12 1/2% through December 25, 1997 at which time the Coverage Ratio will again be calculated. If the Coverage Ratio at that time is equal to or exceeds 1.63 to 1, the interest rate on the Notes will revert to 12%; if not, the interest rate will continue to be 12 1/2% through June 1998.

     On October 23, 1997 and in connection with the acquisition of Lil' Champ, the Company purchased $51.0 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase (the "Tender Offer"). The Company obtained consents (the "Consent Solicitation") from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in the indenture governing the Senior Notes (the "Senior Notes Indenture"). The Senior Notes Indenture contains covenants including the restrictions on the Company's ability to incur additional indebtedness and make acquisitions. The Company obtained consents to, among other things, permit the offering of $200.0 million Senior Subordinated Notes (as defined herein), the Lil Champ Acquisition and the New Credit Facility. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes for which consents have been validly delivered and not revoked. The Company recognized an extraordinary loss, net of taxes, of approximately $6.0 million in connection with the Tender Offer and Consent Solicitation.

     On October 23, 1997 and in connection with the acquisition of Lil' Champ, the Company completed the private offering of $200.0 million, 10 1/4% senior subordinated notes due 2007 (the "Senior Subordinated Notes"). The proceeds of the Senior Subordinated Notes, along with cash on hand and an equity investment by existing shareholders and management were used to finance the purchase price of Lil' Champ, the refinancing of existing Lil' Champ debt, the tender and purchase of $51.0 million in outstanding Senior Notes and the fees and expenses of the Lil' Champ Acquisition.

     The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all current direct and indirect restricted subsidiaries (Sandhills, Inc. and Lil' Champ, wholly-owned subsidiaries of the Company) and future direct and indirect restricted subsidiaries (the "Guarantors"). The Senior Subordinated Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments;
(v) repurchase stock; (vi) create liens; (vii) enter into transaction with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets.

     CASH FLOWS FROM FINANCING ACTIVITIES. On December 30, 1996, the Company sold 17,500 shares of Series B Preferred Stock and received net proceeds of $16.0 million. The proceeds were used to finance acquisitions and the Company's remodeling programs.

     Subsequent to fiscal year end 1997 and in connection with the acquisition of Lil' Champ Food Stores, Inc., the Company sold 72,000 shares of Common Stock for an aggregate purchase price of $32.4 million (see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters").

     ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks ("USTs") that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the requirements imposed by these regulations:

(Bullet) Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes two approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using Statistical Inventory Reconciliation ("SIR") which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company also performs annual leak detection tests.

(Bullet) Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all its steel tank UST systems to 1998 standards by December 22, 1998 through internal tank lining and cathodic protection. As of September 25, 1997, approximately 81% of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

(Bullet) Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Pantry is systematically installing devices on all Company-owned UST systems to meet these regulations. The Pantry has installed spill/overfill equipment for approximately 81% of its USTs.

     The Pantry anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $1.0 million of capital expenditures for these purposes in fiscal 1998. In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, The Pantry maintains a letter of credit in the aggregate amount of $2.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds.

     All states in which The Pantry operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to:
(i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Company estimates that its expenditures for remediation over the next five years will be approximately $4.5 million. In addition, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     As of September 25, 1997, the Company is responsible for the remediation of contamination at 56 sites. Other third parties are responsible for remediation of contamination at another 13 sites. The Pantry has accrued $7,806,000 for estimated total future remediation costs at the sites for which it is responsible. The Pantry anticipates that approximately $1,295,000 of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $6,511,000, The Pantry believes that (i) approximately $6,341,000 will be reimbursed from state funds based on prior acceptance of sites for reimbursement under these programs or anticipated acceptance based on date of discovery of contamination and program regulations and (ii) approximately $170,000 will be covered by insurance based on prior acceptance of sites for such coverage. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. These estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g. overfills, spills and UST system leaks). Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

     Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.

     CASH REQUIREMENTS. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, new equity issued and sold on October 23, 1997 in connection with the acquisition of Lil' Champ and related transactions (see "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 15. Subsequent Events"), short-term borrowing for seasonal working capital, permitted borrowings under the Company's acquisition facility and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service through fiscal 1998 and any potential liability associated with various State tax assessments (see "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 6. Income Taxes"). To the extent that earnings and cash flow are less than management's estimates, the Company will curtail its proposed acquisition activities, and, if necessary, its expenditures for stores it currently plans to build in fiscal 1998.

LIL' CHAMP RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

     A discussion of the results of operations of Lil' Champ for the fiscal years 1995, 1996 and the nine month periods ended September 27, 1997 and September 28, 1996 and a discussion of the liquidity and capital resources of Lil' Champ is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Lil' Champ" contained in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

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

INFLATION

     General inflation has not had a significant impact on the Company over the past three years. Management expects the cost of tobacco products to increase over the next several years and, as a result, expects merchandise revenues to increase and merchandise gross margin percentage to decline. Management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect inflation to have a significant impact on the results of operations or financial condition in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                                                                 PAGE
                                                                                                                  -------------
  Report of Independent Auditors...............................................................................              21
  Report of Independent Accountants............................................................................              22
  Consolidated Balance Sheet as of September 26, 1996 and September 25, 1997...................................              23
  Consolidated Statement of Operations for the years ended September 28, 1995, September 26, 1996, and
     September 25, 1997........................................................................................              25
  Consolidated Statement of Changes in Shareholders' Deficit for the years ended September 28, 1995, September
     26, 1996, and September 25, 1997..........................................................................              26
  Consolidated Statement of Cash Flows for the years ended September 28, 1995, September 26, 1996, and
     September 25, 1997........................................................................................              27
  Notes to Consolidated Financial Statements...................................................................              29

Financial Statement Exhibit:
  Exhibit 12.1 -- Computation of Ratio of Earnings to Fixed Charges............................................    Exhibit 12.1

Financial Statement Schedule
  Schedule I -- Valuation and Qualifying Accounts and Reserves.................................................             S-1

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE PANTRY, INC.
Sanford, North Carolina

     We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries as of September 26, 1996 and September 25, 1997 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended September 26, 1996 and September 25, 1997 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 26, 1996 and September 25, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the years ended September 26, 1996 and September 25, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in fiscal 1996 the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina
December 5, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
AND SHAREHOLDERS OF
The Pantry, Inc.

     In our opinion, the consolidated statements of operations, of cash flows and of changes in shareholders' deficit listed in the accompanying index for the year ended September 28, 1995 appearing in this Form 10-K Annual Report present fairly, in all material respects, the results of operations and cash flows of The Pantry, Inc. and its subsidiaries for the year ended September 28, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The Pantry, Inc. for any period subsequent to September 28, 1995.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), Employers' Accounting for Postemployment Benefits, during fiscal 1995.

PRICE WATERHOUSE LLP

Raleigh, North Carolina
November 30, 1995

                                THE PANTRY, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                                                   SEPTEMBER 26,    SEPTEMBER 25,
                                                                                                       1996             1997
                                                                                                   -------------    -------------
ASSETS
Current Assets:
  Cash..........................................................................................     $   5,338        $   3,347
  Receivables (net of allowance for doubtful accounts of $150 at 1996 and
     $150 at 1997)..............................................................................         2,860            2,101
  Inventories (Note 2)..........................................................................        13,223           17,161
  Prepaid expenses..............................................................................           775            1,204
  Income taxes receivable.......................................................................            63               --
  Property held for sale........................................................................         2,816            3,323
  Deferred income taxes (Note 6)................................................................           879            1,142
                                                                                                   -------------    -------------
     Total Current Assets.......................................................................        25,954           28,278
                                                                                                   -------------    -------------
Property and Equipment, Net (Notes 3, 4, 7, 8 and 11)...........................................        65,455           77,986
                                                                                                   -------------    -------------
Other Assets:
  Goodwill (net of accumulated amortization of $9,705 at 1996 and
     $10,396 at 1997) (Note 11).................................................................        16,852           20,318
  Deferred lease cost (net of accumulated amortization of $8,911 at 1996 and
     $8,956 at 1997)............................................................................           359              314
  Deferred financing cost (net of accumulated amortization of $2,884 at 1996 and
     $4,345 at 1997)............................................................................         5,940            4,578
  Environmental receivables (Note 9)............................................................         5,162            6,511
  Deferred income taxes (Note 6)................................................................           790              156
  Escrow for Lil' Champ acquisition (Note 15)...................................................            --            4,049
  Other.........................................................................................           368              609
                                                                                                   -------------    -------------
     Total other assets.........................................................................        29,471           36,535
                                                                                                   -------------    -------------
Total Assets....................................................................................     $ 120,880        $ 142,799
                                                                                                   -------------    -------------
                                                                                                   -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                           CONSOLIDATED BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                                                                                   SEPTEMBER 26,    SEPTEMBER 25,
                                                                                                       1996             1997
                                                                                                   -------------    -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long-term debt (Note 4).................................................     $      16        $      33
  Current maturities of capital lease obligations (Note 7)......................................           285              285
  Accounts payable:
     Trade......................................................................................        15,666           16,035
     Money orders...............................................................................         2,788            3,022
  Accrued interest (Note 4).....................................................................         4,416            4,592
  Accrued compensation and related taxes........................................................         2,338            3,323
  Income taxes payable (Note 6).................................................................            --              296
  Other accrued taxes...........................................................................         2,135            2,194
  Accrued insurance.............................................................................         3,629            3,887
  Other accrued liabilities.....................................................................         1,194            2,856
                                                                                                   -------------    -------------
     Total Current Liabilities..................................................................        32,467           36,523
                                                                                                   -------------    -------------
Long-Term Debt (Note 4).........................................................................       100,148          100,305
                                                                                                   -------------    -------------
Other Noncurrent Liabilities:
  Environmental costs (Note 9)..................................................................         6,232            7,806
  Capital lease obligations (Note 7)............................................................           982              679
  Employment obligations (Note 8)...............................................................         2,039            1,341
  Accrued dividends on preferred stock (Note 13)................................................         2,654            7,958
  Other.........................................................................................         3,905            6,060
                                                                                                   -------------    -------------
     Total Other Noncurrent Liabilities.........................................................        15,812           23,844
                                                                                                   -------------    -------------
Shareholders' Deficit:
  Preferred stock, $.01 par value, 150,000 shares authorized; 25,999 issued and outstanding at September 26, 1996 and 43,499 issued and outstanding at
     September 25, 1997 (Note 13)...............................................................            --               --
  Common stock, $.01 par value, 300,000 shares authorized; 100,000 issued and outstanding at September 26, 1996 and 114,029 issued and outstanding
     at September 25, 1997......................................................................             1                1
  Additional paid-in capital....................................................................       (10,557)           5,396
  Accumulated deficit...........................................................................       (16,991)         (23,270)
                                                                                                   -------------    -------------
     Total Shareholders' Deficit................................................................       (27,547)         (17,873)
                                                                                                   -------------    -------------
Commitments and contingencies (Notes 5, 7 and 9)................................................            --               --
                                                                                                   -------------    -------------
Total Liabilities and Shareholders' Deficit.....................................................     $ 120,880        $ 142,799
                                                                                                   -------------    -------------
                                                                                                   -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 28,    SEPTEMBER 26,    SEPTEMBER 25,
                                                                                       1995             1996             1997
                                                                                   -------------    -------------    -------------
                                                                                    (52 WEEKS)       (52 WEEKS)       (52 WEEKS)
Revenues:
  Merchandise sales.............................................................     $ 187,380        $ 188,091        $ 202,440
  Gasoline sales................................................................       187,165          192,737          220,166
  Commissions...................................................................         4,516            3,979            4,787
                                                                                   -------------    -------------    -------------
     Total revenues.............................................................       379,061          384,807          427,393
                                                                                   -------------    -------------    -------------
Cost of sales:
  Merchandise...................................................................       121,976          125,979          132,846
  Gasoline......................................................................       161,179          167,610          197,268
                                                                                   -------------    -------------    -------------
     Total cost of sales........................................................       283,155          293,589          330,114
                                                                                   -------------    -------------    -------------
Gross Profit....................................................................        95,906           91,218           97,279
                                                                                   -------------    -------------    -------------
Operating Expenses:
  Store expenses................................................................        55,122           56,567           58,928
  Store expenses -- related parties (Note 8)....................................         1,084            1,274            1,280
  General and administrative expenses...........................................        18,159           17,127           16,796
  Restructuring charges (Note 12)...............................................            --            2,184               --
  Impairment of long-lived assets (Note 11).....................................            --            3,034               --
  Depreciation and amortization.................................................         9,505            9,158            9,504
  Amortization of non-compete agreement.........................................         1,965               --               --
                                                                                   -------------    -------------    -------------
     Total operating expenses...................................................        85,835           89,344           86,508
                                                                                   -------------    -------------    -------------
Income from operations..........................................................        10,071            1,874           10,771
                                                                                   -------------    -------------    -------------
Other Income (Expense):
  Interest......................................................................       (12,974)         (11,807)         (12,889)
  Interest -- related parties (Note 8)..........................................          (266)            (185)            (150)
  Miscellaneous.................................................................           711             (660)           1,293
  Due diligence costs...........................................................        (1,181)              --               --
                                                                                   -------------    -------------    -------------
     Total other expense........................................................       (13,710)         (12,652)         (11,746)
                                                                                   -------------    -------------    -------------
Loss before income taxes and cumulative effect of accounting change.............        (3,639)         (10,778)            (975)
Income tax benefits (Note 6)....................................................           354            2,664               --
                                                                                   -------------    -------------    -------------
Loss before cumulative effect of accounting change..............................        (3,285)          (8,114)            (975)
Cumulative effect of change in accounting for post-employment benefits
  (net of income tax benefit of $640)...........................................          (960)              --               --
                                                                                   -------------    -------------    -------------
Net loss........................................................................     $  (4,245)       $  (8,114)       $    (975)
                                                                                   -------------    -------------    -------------
                                                                                   -------------    -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                             (DOLLARS IN THOUSANDS)

                                            PREFERRED STOCK
                                                                 COMMON STOCK
                                            ----------------   -----------------   ADDITIONAL
                                                       PAR                 PAR      PAID IN                           ACCUMULATED
                                            SHARES    VALUE    SHARES     VALUE     CAPITAL     OTHER (1)    TOTAL      DEFICIT
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------
Balance, September 29, 1994...............    --    $  --     $100,000   $    1    $   6,999    $ (17,109) $(10,109)     $(1,978)
Net loss..................................    --       --        --        --         --           --         --          (4,245)
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------
Balance, September 28, 1995...............    --       --      100,000        1        6,999      (17,109)  (10,109)      (6,223)
Net loss..................................    --       --        --        --         --           --         --          (8,114)
Net proceeds from stock issue.............  25,999     --       14,029     --           (447)      --          (447)      --
Dividends on preferred stock..............    --       --        --        --         --           --         --          (2,654)
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------
Balance, September 26, 1996...............  25,999     --      114,029        1        6,552      (17,109)  (10,556)     (16,991)
Net loss..................................    --       --        --        --         --           --         --            (975)
Net proceeds from stock issue.............  17,500     --        --        --         15,953       --        15,953       --
Dividends on preferred stock..............    --       --        --        --         --           --         --          (5,304)
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------
Balance, September 25, 1997...............  43,499   $ --      114,029   $    1     $ 22,505    $ (17,109)  $ 5,397    $ (23,270)
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------
                                            ------   -------   -------   -------   ----------   ---------   -------   -----------


                                             TOTAL
                                            --------
Balance, September 29, 1994............... $ (12,087)
Net loss..................................    (4,245)
                                            --------
Balance, September 28, 1995...............   (16,332)
Net loss..................................    (8,114)
Net proceeds from stock issue.............      (447)
Dividends on preferred stock..............    (2,654)
                                            --------
Balance, September 26, 1996...............   (27,547)
Net loss..................................      (975)
Net proceeds from stock issue.............    15,953
Dividends on preferred stock..............    (5,304)
                                            --------
Balance, September 25, 1997...............  $(17,873)
                                            --------
                                            --------

---------------

(1) Represents excess of amount paid in 1987 leveraged buy-out over net book value for "carry over" shareholders (Note 1).

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                     YEAR ENDED
                                                                                   -----------------------------------------------
                                                                                   SEPTEMBER 28,    SEPTEMBER 26,    SEPTEMBER 25,
                                                                                       1995             1996             1997
                                                                                   -------------    -------------    -------------
                                                                                    (52 WEEKS)       (52 WEEKS)       (52 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................     $  (4,245)        $(8,114)        $    (975)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Cumulative effect of change in accounting for post-employment benefits.....         1,600              --                --
     Impairment of long-lived assets............................................            --           3,034                --
     Depreciation and amortization..............................................        11,470           9,158             9,504
     Provision (benefit) for deferred income taxes..............................        (2,451)         (1,558)              371
     (Gain) loss on sale of property and equipment..............................             2             470            (1,054)
     Provision (benefit) for environmental expenses.............................          (418)            512             1,574
     Provision for closed stores................................................           292             673               (11)
     Write-off of property held for sale........................................            --             168                --
  Changes in operating assets and liabilities, net:
     Receivables................................................................           394            (539)             (527)
     Inventories................................................................         1,694            (937)           (2,273)
     Prepaid expenses...........................................................           119              20              (429)
     Other non-current assets...................................................          (279)            432            (4,295)
     Accounts payable...........................................................         2,294           2,104               603
     Other current liabilities and accrued expenses.............................           (37)           (639)            3,393
     Employment obligations.....................................................          (140)           (255)             (698)
     Other noncurrent liabilities...............................................         1,608             886             2,155
                                                                                   -------------    -------------    -------------
Net cash provided by operating activities.......................................        11,903           5,415             7,338
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale (Note 7)..................................       (18,600)         (4,050)           (1,828)
  Additions to property and equipment...........................................       (16,650)         (7,084)          (14,749)
  Proceeds from sale of property held for sale (Note 7).........................        19,436           2,462             1,345
  Proceeds from sale of property and equipment..................................           533           1,468             2,315
  Acquisitions of related businesses............................................            --              --           (12,162)
                                                                                   -------------    -------------    -------------
Net cash used in investing activities...........................................       (15,281)         (7,204)          (25,079)
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases.....................................          (413)           (347)             (303)
  Principal repayments of long-term debt........................................        (7,281)            (20)              (26)
  Net proceeds from issuance of long-term debt..................................         7,267              --               200
  Net proceeds from equity issue................................................            --            (447)           15,953
  Other financing costs.........................................................          (523)         (3,058)              (74)
                                                                                   -------------    -------------    -------------
Net cash provided by (used in) financing activities.............................          (950)         (3,872)           15,750
                                                                                   -------------    -------------    -------------
Net decrease in cash............................................................        (4,328)         (5,661)           (1,991)
CASH AT BEGINNING OF YEAR.......................................................        15,327          10,999             5,338
                                                                                   -------------    -------------    -------------
CASH AT END OF YEAR.............................................................     $  10,999         $ 5,338         $   3,347
                                                                                   -------------    -------------    -------------
                                                                                   -------------    -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                                                                     YEAR ENDED
                                                                                   -----------------------------------------------
                                                                                   SEPTEMBER 28,    SEPTEMBER 26,    SEPTEMBER 25,
                                                                                       1995             1996             1997
                                                                                   -------------    -------------    -------------
Cash paid (refunded) during the year:
  Interest......................................................................      $12,650          $12,719          $12,863
                                                                                   -------------    -------------    -------------
                                                                                   -------------    -------------    -------------
  Taxes.........................................................................      $ 1,197          $  (403)         $  (917)
                                                                                   -------------    -------------    -------------
                                                                                   -------------    -------------    -------------

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

     During fiscal 1997, the Company acquired 35 stores, acquired the gasoline operations at 23 third-party locations and disposed of 21 stores. The net assets acquired and liabilities assumed are as follows (in thousands):

                                                                               YEAR ENDED
                                                                              SEPTEMBER 25,
                                                                                  1997
                                                                              -------------
Inventories................................................................      $ 1,665
Property and equipment.....................................................        6,374
Other noncurrent assets....................................................            9
Accrued expenses...........................................................          (43)
                                                                              -------------
                                                                                   8,005
Goodwill...................................................................        4,157
                                                                              -------------
Acquisitions of related business...........................................      $12,162
                                                                              -------------
                                                                              -------------

                                THE PANTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  THE COMPANY

     The consolidated financial statements include the accounts of The Pantry, Inc. ("The Pantry" or the "Company") and its wholly-owned subsidiaries, Sandhills, Inc. and PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates approximately 390 convenience stores in North Carolina, South Carolina, Tennessee, Kentucky, and Indiana.

     Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation ("MPAC"), an entity formed to affect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

     On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group") acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. The FS Group and Chase subsequently acquired the remaining interests of approximately 37.0% and 11.1%, respectively, on August 19, 1996 through the purchase of common and preferred stock from certain shareholders. On December 30, 1996, the Company issued and the FS Group purchased additional preferred stock. As of September 25, 1997, the Company was owned 83.6% and 16.4% by the FS Group and Chase, respectively.

     On October 23, 1997, The Pantry acquired 100% of the outstanding common stock of Lil' Champ Food Stores, Inc. ("Lil' Champ") from Docks U.S.A., Inc. (the "Lil' Champ Acquisition"). The combination of The Pantry and Lil' Champ has created one of the largest independent convenience stores in the United States (based on number of stores) with 878 stores primarily located in the Southeast. The acquisition was funded by a combination of Senior Subordinated Notes and an additional equity investment by the FS Group, Chase and a member of managment (see "Note 15 -- Subsequent Events").

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

  LONG-LIVED ASSETS

     In 1996, the Company early-adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted cash flows attributable to each store would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store to determine if a write-down to fair value is required (see Note
11 -- Impairment of Long-Lived Assets).

                                THE PANTRY, INC.

NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)
  GOODWILL

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

     Goodwill of $24,946,000 with accumulated amortization of $8,790,000 as of September 25, 1997 related to the 1987 leveraged buy-out is being amortized on a straight-line basis over 40 years. Goodwill of $5,768,000 with accumulated amortization of $1,606,000 as of September 25, 1997 related to acquisitions of stores is being amortized on a straight-line basis over 20 years.

  DEFERRED LEASE COST

     Deferred lease cost represents the value assigned to favorable leases acquired. Such amounts are being amortized over the remaining term of the respective leases.

  PROPERTY HELD FOR SALE

     Certain property is classified as current assets when management's intent is to sell these assets in the ensuing fiscal year, and is recorded at the lower of cost or fair value less cost to sale.

  DEFERRED FINANCING COST

     Deferred financing cost represents expenses related to issuing the Company's long-term debt (see Note 4 -- Long-Term Debt and Note 15 -- Subsequent Events), obtaining its lines of credit (see Note 5 -- Lines of Credit), and obtaining lease financing (see Note 7 -- Leases). Such amounts are being amortized over the remaining term of the respective financing.

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

                                THE PANTRY, INC.

NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)
  INCOME TAXES

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

  ACCOUNTING PERIOD

     The Pantry operates on a 52-53 week fiscal year ending on the last Thursday in September. For 1995, 1996 and 1997, each of the Company's fiscal years contained 52 weeks.

  RECLASSIFICATIONS

     Certain amounts in the fiscal 1995 and 1996 consolidated financial statements have been reclassified to conform to the current year presentation.

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

NOTE 2 -- INVENTORIES:

     At September 26, 1996 and September 25, 1997, inventories consisted of the following (in thousands):

                                                                                    1996       1997
                                                                                   -------    -------
Inventories at FIFO cost:
  Merchandise...................................................................   $13,841    $16,877
  Gasoline......................................................................     4,013      4,969
                                                                                   -------    -------
                                                                                    17,854     21,846
Less adjustment to LIFO cost:
  Merchandise...................................................................    (4,012)    (4,203)
  Gasoline......................................................................      (619)      (482)
                                                                                   -------    -------
Inventories at LIFO cost........................................................   $13,223    $17,161
                                                                                   -------    -------
                                                                                   -------    -------

                                THE PANTRY, INC.

     The positive effect on cost of sales of LIFO inventory liquidations was $957,000, $68,000 and $4,141 for fiscal years 1995, 1996 and 1997, respectively.

NOTE 3 -- PROPERTY AND EQUIPMENT:

     At September 26, 1996 and September 25, 1997, property and equipment consisted of the following (in thousands):

                                                                                    1996        1997
                                                                                  --------    --------
Land...........................................................................   $ 16,116    $ 16,109
Buildings......................................................................     28,731      29,928
Gasoline equipment.............................................................     39,670      50,362
Other equipment, furniture and fixtures........................................     24,020      26,657
Leasehold improvements.........................................................      8,403      10,743
Automobiles....................................................................        123         134
Construction in progress.......................................................        110       1,471
                                                                                  --------    --------
                                                                                   117,173     135,404
Less -- accumulated depreciation and amortization..............................    (51,718)    (57,418)
                                                                                  --------    --------
                                                                                  $ 65,455    $ 77,986
                                                                                  --------    --------
                                                                                  --------    --------

NOTE 4 -- LONG-TERM DEBT:

     At September 26, 1996 and September 25, 1997, long-term debt consisted of the following (in thousands):

                                                                                   1996        1997
                                                                                 --------    --------
Notes payable ("Senior Notes"); due November 15, 2000; interest payable
  semi-annually at 12.5%......................................................   $ 99,995    $ 99,995
Note payable; secured by certain property; due monthly through 2004; interest
  at 10%......................................................................        169         137
Note payable; secured by certain property; due monthly through 2005; interest
  at 8%.......................................................................         --         206
                                                                                 --------    --------
                                                                                  100,164     100,338
Less -- current maturities....................................................        (16)        (33)
                                                                                 --------    --------
                                                                                 $100,148    $100,305
                                                                                 --------    --------
                                                                                 --------    --------

     While the Senior Notes are unsecured, the terms of the Senior Notes contain certain covenants restricting (i) the use of proceeds from the offering; (ii) the placing of liens on properties; (iii) certain "restricted payments" as defined in the agreement; (iv) the incurrance of additional debt; (v) the sale of assets; (vi) any merger, (vii) consolidation or change in control; (viii) lines of business and (ix) transactions with affiliates. In addition, the Indenture requires certain positive covenants including the maintenance of a "Consolidated Fixed Charge Ratio" (the "Coverage Ratio") of greater than 1.69 to
1.0. On December 26, 1997 (the first "Measurement Date" in fiscal year 1997), the Company's Coverage Ratio was less than 1.69 to 1.0 and, therefore, the interest rate on the Senior Notes was temporarily increased to 12 1/2% and remains at this rate as of December 5, 1997. The next Measurement Date is December 25, 1997.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of $200 million of 10 1/4% Senior Subordinated Notes due 2007 and, in a related transaction, completed a tender offer and consent solicitation with respect to the $100 million of 12% Senior Notes due 2000. The tender offer resulted in the Company's purchase of $51 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees (see Note 15 -- Subsequent Events).

                                THE PANTRY, INC.

NOTE 5 -- LINES OF CREDIT:

     As of September 25, 1997, The Pantry had two bank lines of credit with borrowing capacity limits of $10 million and $15 million, respectively. The $10 million line of credit bears interest at prime (8.50% at September 25, 1997) plus 0.5%. As of September 25, 1997, there were no balances outstanding under the $10 million line of credit. The $15 million line of credit secures the Company's outstanding letters of credit of $8,563,000 at September 25, 1997. During fiscal 1997 and as of September 25, 1997, there were no draws against the letters of credit.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company entered into a new bank credit facility (the "New Credit Facility") replacing the $10 million and $15 million bank lines discussed above. The New Credit Facility consists of a $45 million revolving credit facility and a $30 million acquisition facility. The New Credit Facility has availability for letter of credit usage, is secured by substantially all of the assets of the Company and the Guarantors (as defined herein) and is guaranteed by the Guarantors (see Note 15 -- Subsequent Events).

NOTE 6 -- INCOME TAXES:

     The components of income tax expense (benefit) are summarized below (in thousands):

                                                                            1995       1996      1997
                                                                           -------    -------    -----
Current:
  Federal...............................................................   $ 1,033    $(1,111)   $ 163
  State.................................................................       424          5     (534)
                                                                           -------    -------    -----
                                                                             1,457     (1,106)    (371)
                                                                           -------    -------    -----
Deferred:
  Federal...............................................................    (1,839)    (1,074)     371
  State.................................................................      (612)      (484)      --
                                                                           -------    -------    -----
                                                                            (2,451)    (1,558)     371
                                                                           -------    -------    -----
                                                                           $  (994)   $(2,664)   $  --
                                                                           -------    -------    -----
                                                                           -------    -------    -----

     As of September 26, 1996 and September 25, 1997, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                                     1996       1997
                                                                                    -------    -------
Depreciation.....................................................................   $ 5,523    $ 6,513
Deferred lease cost..............................................................        16         27
Inventory........................................................................       994        940
Other............................................................................       491        469
                                                                                    -------    -------
Gross deferred tax liabilities...................................................     7,024      7,949
                                                                                    -------    -------
Capital lease obligations........................................................      (205)      (321)
Allowance for doubtful accounts..................................................       (57)       (58)
Environmental expenses...........................................................      (410)      (500)
Accrued insurance reserves.......................................................    (1,391)    (1,607)
Accrued compensation.............................................................      (932)      (667)
Other............................................................................      (478)      (616)
                                                                                    -------    -------
Gross deferred tax assets........................................................    (3,473)    (3,769)
                                                                                    -------    -------
Net operating loss carryforwards.................................................    (2,921)    (2,622)
General business credits.........................................................    (1,695)    (1,846)
AMT Credits......................................................................    (2,386)    (2,696)
Deferred tax assets valuation allowance..........................................     1,782      1,686
                                                                                    -------    -------
                                                                                    $(1,669)   $(1,298)
                                                                                    -------    -------
                                                                                    -------    -------

                                THE PANTRY, INC.

     Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

                                                                                                    1995       1996      1997
                                                                                                   -------    -------    -----
Tax benefit at Federal statutory rate...........................................................   $(1,783)   $(3,665)   $(332)
Tax benefit at state rate, net of Federal income tax benefit....................................      (779)      (316)    (325)
Permanent differences:
  Amortization of goodwill......................................................................       237      1,127      235
  Other.........................................................................................        75         14      248
Tax benefit from creation of general business credits...........................................      (175)        --     (151)
Interperiod tax allocation......................................................................       920         --       --
Valuation allowance.............................................................................       511        176      325
                                                                                                   -------    -------    -----
Net income tax benefit..........................................................................   $  (994)   $(2,664)   $  --
                                                                                                   -------    -------    -----
                                                                                                   -------    -------    -----

     As of September 27, 1997 The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance, as a reduction in the Company's net deferred tax asset. Loss carryforwards as of September 25, 1997 have the following expiration dates (in thousands):

                                                                                     FEDERAL     STATE
                                                                                     -------    -------
1998..............................................................................    $  --     $ 3,478
1999..............................................................................       --       5,526
2000..............................................................................       --       5,532
2001..............................................................................       --      10,034
2002..............................................................................       --       7,639
2012..............................................................................      371          --
                                                                                     -------    -------
     Total loss carryforwards.....................................................    $ 371     $32,209
                                                                                     -------    -------
                                                                                     -------    -------

     The valuation allowance increased $176,000 and $325,000 in 1996 and 1997, respectively, to provide for state net economic loss carryforwards. The valuation allowance decreased $421,000 in 1997, which was primarily attributable to the expiration of net operating loss carryforwards.

     The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of the Company, with additional taxes plus penalties and accrued interest totaling approximately $5.0 million, for the periods February 1, 1992 to September 26, 1996, respectively. The Company is contesting these tax assessments and believes that it has meritorious defenses to the proposed adjustments. Additionally, the Company believes that, in the event of a mutual settlement, the assessment amount and related penalties would be substantially reduced. Based on this, the Company believes the outcome of the audits will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 7 -- LEASES:

     The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 26, 1996 and September 25, 1997, are as follows (in thousands):

                                                                                     1996       1997
                                                                                    -------    -------
Buildings........................................................................   $ 2,196    $ 2,196
Less -- accumulated amortization.................................................    (1,464)    (1,649)
                                                                                    -------    -------
                                                                                    $   732    $   547
                                                                                    -------    -------
                                                                                    -------    -------

                                THE PANTRY, INC.

     Amortization expense related to capitalized leased assets was $269,000, $261,000, and $185,000 for fiscal 1995, 1996 and 1997, respectively.

     Future minimum lease payments as of September 25, 1997, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

FISCAL                                                                              CAPITAL    OPERATING
 YEAR                                                                               LEASES      LEASES
------                                                                              -------    ---------
1998.............................................................................   $   381     $  8,447
1999.............................................................................       308        7,947
2000.............................................................................       193        7,146
2001.............................................................................       106        5,681
2002.............................................................................       103        4,961
Thereafter.......................................................................       287       53,342
                                                                                    -------    ---------
Net minimum lease payments.......................................................     1,378     $ 87,524
                                                                                               ---------
                                                                                               ---------
Amount representing interest (8% to 20%).........................................       414
                                                                                    -------
Present value of net minimum lease payments......................................       964
Less -- current maturities.......................................................       285
                                                                                    -------
                                                                                    $   679
                                                                                    -------
                                                                                    -------

     The above amounts do not include total future minimum sublease rentals of approximately $85,250 related to capital and operating leases. Rental expense for operating leases was approximately $6,759,000, $8,126,000 and $9,618,000 for fiscal years 1995, 1996 and 1997, respectively.

NOTE 8 -- RELATED PARTIES:

     Certain of the above leases are with partnerships and corporations controlled by former shareholders, former officers and current and former directors of The Pantry. Rents under these leases were approximately $1,079,000, $1,274,000, and $1,280,000 for fiscal years 1995, 1996, and 1997, respectively.
Such leases expire at various intervals over the next twenty years.

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

NOTE 9 -- COMMITMENTS AND CONTINGENCIES:

     As of September 25, 1997, The Pantry was contingently liable for outstanding letters of credit in the amount of $8,563,000 related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

     The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

  ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

     The Company is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks ("USTs") that require The Pantry to make certain expenditures for compliance. In particular, at the

                                THE PANTRY, INC.

federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the requirements imposed by these regulations:

(Bullet) Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes two approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using Statistical Inventory Reconciliation ("SIR") which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company also performs annual leak detection tests.

(Bullet) Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. The Company has a comprehensive plan to upgrade all its steel tank UST systems to 1998 standards by 1998 through internal tank lining and cathodic protection. As of September 25, 1997, approximately 81% of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

(Bullet) Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Pantry is systematically installing devices on all Company-owned UST systems to meet these regulations. The Pantry has installed spill/overfill equipment for approximately 81% of its USTs.

     The Pantry anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $1.0 million of capital expenditures for these purposes in fiscal 1998. In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, The Pantry maintains a letter of credit in the aggregate amount of $2.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds.

     All states in which The Pantry operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, and Tennessee. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to:
(i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Company estimates that its expenditures for remediation over the next five years will be approximately $4.5 million. In addition, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's

                                THE PANTRY, INC.

financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     As of September 25, 1997, the Company is responsible for the remediation of contamination at 56 sites. Other third parties are responsible for remediation of contamination at another 13 sites. The Pantry has accrued $7,806,000 for estimated total future remediation costs at the sites for which it is responsible. The Pantry anticipates that approximately $1,295,000 of these future remediation costs will not be reimbursed by state trust funds or covered by private insurance. Of the remaining $6,511,000, The Pantry believes that (i) approximately $6,341,000 will be reimbursed from state funds based on prior acceptance of sites for reimbursement under these programs or anticipated acceptance based on date of discovery of contamination and program regulations and (ii) approximately $170,000 will be covered by insurance based on prior acceptance of sites for such coverage. Reimbursements from state trust funds will be dependent upon the continued solvency of the various funds. Remediation cost estimates are based on consultants' and management's estimates of the cost of remediation, tank removal, and litigation associated with all known contaminated sites as a result of releases (e.g. overfills, spills and UST system leaks). Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

     Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.

NOTE 10 -- BENEFIT PLANS:

     The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $346,000, $330,000, and $305,000 for fiscal years 1995, 1996 and 1997, respectively.

NOTE 11 -- IMPAIRMENT OF LONG-LIVED ASSETS:

     In fiscal year 1996, the Company early-adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived and certain identifiable intangibles to be disposed of.

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

Property, plant and equipment........................................   $  415
Goodwill.............................................................    2,619
                                                                        ------
     Total...........................................................   $3,034
                                                                        ------
                                                                        ------

                                THE PANTRY, INC.

NOTE 12 -- RESTRUCTURING CHARGES:

     In fiscal year 1996, the Company recorded restructuring charges of $2,184,000 pursuant to a formal plan to restructure its corporate offices. The costs include $1,484,000 for employee severance; $350,000 for employee moving costs; and $350,000 for legal costs related to the ownership litigation. Substantially all of these amounts were expended during fiscal 1996.

NOTE 13 -- PREFERRED STOCK:

     As of September 25, 1997, preferred stock consists of 150,000 authorized shares. Issued and outstanding shares at September 25, 1997 include 25,999 shares which have been designated as Series A and 17,500 shares designated as Series B, all of which is held by FS Group. The Company is limited from paying dividends under the terms and conditions of the Senior Notes Indenture, Senior Subordinated Notes Indenture and the Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc.

     In addition, the Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc, without consent of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, restricts the following: (i) the issuance of any securities with equal or superior rights with respect to dividends or liquidation preferences,
(ii) the repurchase of any shares of, making of any dividend or distribution to, or any reclassification with respect to any of the Company's outstanding shares of capital stock, (iii) amendment of modification of the Company's Article of Incorporation or Bylaws so as to adversely affect the relative rights, preferences, qualification, limitations or restrictions or the Series B Preferred Stock and (iv) amendment of the related paragraph regarding Restrictions and Limitations in the Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc.

  (A) SERIES A

     Except as required by Delaware law, the holders of the Series A Preferred Stock (i) shall be not be entitled to vote on any matter coming before the stockholders of the Company and (ii) shall not be included in determining the number of shares voting or entitled to vote on any such matters. The holders of Series A Preferred Stock are entitled to cumulative dividends from the Company on each share of Series A Preferred Stock at a semi-annual rate equal to $60.00 per share plus an amount determined by applying a twelve percent (12%) annual rate compounded semi-annually to any accrued but unpaid dividend. Except as limited by the Senior Note Indenture, Senior Subordinated Notes Indenture and the Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc, such dividends on the outstanding shares of Series A Preferred Stock shall be payable at such intervals as the Board of Directors of the Company may from time to time determine and may be paid in cash or by issuing additional shares, including fractional shares of Series A Preferred Stock, at the rate of one share for each $1,000 of dividends outstanding.

     Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series A Preferred Stock, shall be entitled to be paid out of the assets of the Company available for distribution to its Stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount shall be made in respect of the outstanding shares of the Company's Common Stock, but following the preferences of Series B Preferred Stock as discussed herein, an amount equal to each $1,000 per share of Series A Preferred Stock then outstanding, plus all accrued but unpaid dividends thereon to the date fixed for liquidation (whether or not declared), and no more. If upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the assets to be distributed after satisfaction of the preferences of Series B Preferred Stock among the holders of outstanding shares of Series A Preferred Stock shall be insufficient to permit the payment to such stockholders of the full preferential amounts aforesaid, then the entire assets of the Company to be distributed ratably among the holders of outstanding shares of Series A Preferred Stock based on the full preferential amounts for the number of outstanding shares of Series A Preferred Stock held by each holder.

  (A) SERIES B

     At all meetings of the stockholders of the Company and in the case of any actions of stockholders in lieu of a meeting date, the holders of the Series B Preferred Stock shall be entitled to ten (10) votes per share and, except as required by

                                THE PANTRY, INC.

Delaware law, shall vote together with the holders of Common Stock as a single class. The holders of Series B Preferred Stock are entitled to cumulative dividends from the Company on each share of Series B Preferred Stock at a quarterly rate equal to $32.5 per share plus an amount determined by applying a thirteen percent (13%) annual rate compounded quarterly to any accrued but unpaid dividend. Except as limited by both the Senior Notes and Senior Subordinated Notes Indentures, such dividends on the outstanding shares of Series B Preferred Stock shall be payable at such intervals as the Board of Directors of the Company may from time to time determine and may be paid in cash or by issuing additional shares, including fractional shares of Series B Preferred Stock, at the rate of one share for each $1,000 of dividends outstanding.

     Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series B Preferred Stock, shall be entitled to be paid out of the assets of the Company available for distribution to its Stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount shall be made in respect of the outstanding shares of any other class or series of the Company's capital stock, including without limitation, shares of Series A Preferred Stock and of Common Stock, an amount equal to $1,000 per share of Series B Preferred Stock then outstanding, plus all accrued but unpaid dividends thereon to the date fixed for liquidation (whether or not declared), and no more. If upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the assets to be distributed among the holders of outstanding shares of Series B Preferred Stock shall be insufficient to permit the payment to such stockholders of the full preferential amounts aforesaid, then the entire assets of the Company to be distributed ratably among the holders of outstanding shares of Series B Preferred Stock based on the full preferential amounts for the number of outstanding shares of Series B Preferred Stock held by each holder.

NOTE 14 -- SUPPLEMENTAL GUARANTOR INFORMATION:

     On October 23, 1997, the Company purchased all of the capital stock of Lil' Champ Acquisition (see Note 15. Subsequent Events). Sandhills, Inc., Lil' Champ Food Stores, Inc. ("Lil' Champ") and all future direct and indirect restricted subsidiaries (together the "Guarantors"), jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its $200.0 million, 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and the related Indenture, the issuance of which occured on October 23, 1997 (see Note 15. Subsequent Events). The Senior Subordinated Notes will be exchanged for new notes (the "Exchange Notes") in an exchange offer upon the effectiveness of The Pantry's pending Form S-4 Registration Statement. The form and terms of the Exchange Notes are the same as the form and terms of the Senior Subordinated Notes (which they replace) except that (i) the Exchange Notes will be registered under the Securities Act and, therefore, will not bear legends restricting the transfer thereof, and (ii) the holders of the Exchange Notes will not be entitled to certain rights under the Registration Rights Agreement by virtue of consummation of the exchange offer.

     The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all current direct and indirect restricted subsidiaries (currently, Sandhills, Inc. and Lil Champ, wholly-owned subsidiaries of The Pantry) and future direct and indirect restricted subsidiaries (the "Guarantors"). The Senior Subordinated Notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments;
(v) repurchase stock; (vi) create liens; (vii) enter into transaction with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate The Pantry or any of its subsidiaries; and (x) transfer and sell assets.

     Management has determined that separate, full financial statements of the Guarantor (Sandhills, Inc. as of September 25, 1997) would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantor and The Pantry.

     The Pantry accounts for its wholly-owned subsidiaries on the equity basis.

                                THE PANTRY, INC.

     Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                         YEAR ENDED SEPTEMBER 28, 1995
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
Revenues:
  Merchandise sales........................................    $187,380      $     --        $    --         $     --      $187,380
  Gasoline sales...........................................     187,165            --             --               --       187,165
  Commissions..............................................       4,516            --             --               --         4,516
                                                              ----------    ----------    -------------    ------------    --------
     Total revenues........................................     379,061            --             --               --       379,061
                                                              ----------    ----------    -------------    ------------    --------
Cost of sales:
  Merchandise..............................................     121,976            --             --               --       121,976
  Gasoline.................................................     161,179            --             --               --       161,179
                                                              ----------    ----------    -------------    ------------    --------
     Total cost of sales...................................     283,155            --             --               --       283,155
                                                              ----------    ----------    -------------    ------------    --------
Gross profit...............................................      95,906            --             --               --        95,906
                                                              ----------    ----------    -------------    ------------    --------
Operating expenses:
  Store expenses...........................................      66,432            --             --          (11,310)       55,122
  Store expenses -- related parties........................       1,084            --             --               --         1,084
  General and administrative expenses......................      18,089            45             25               --        18,159
  Depreciation and amortization............................       9,494             5              6               --         9,505
  Amortization of non-compete agreement....................       1,965            --             --               --         1,965
                                                              ----------    ----------    -------------    ------------    --------
     Total operating expenses..............................      97,064            50             31          (11,310)       85,835
                                                              ----------    ----------    -------------    ------------    --------
Income from operations.....................................      (1,158)          (50)           (31)          11,310        10,071
                                                              ----------    ----------    -------------    ------------    --------
Equity in earnings of subsidiaries.........................      12,163            --             --          (12,163)           --
                                                              ----------    ----------    -------------    ------------    --------
Other income (expense):
  Interest expense.........................................     (14,449)           --            (17)           1,492       (12,974)
  Interest -- related parties..............................        (266)           --             --               --          (266)
  Miscellaneous............................................         161        13,091            260          (12,801)          711
  Due diligence costs......................................        (101)           --         (1,080)              --        (1,181)
                                                              ----------    ----------    -------------    ------------    --------
     Total other expense...................................     (14,655)       13,091           (837)         (11,309)      (13,710)
                                                              ----------    ----------    -------------    ------------    --------
Loss before income taxes...................................      (3,650)       13,041           (868)         (12,162)       (3,639)
Income tax benefit (expense)...............................         365        (4,434)          (120)           4,543           354
                                                              ----------    ----------    -------------    ------------    --------
Loss before extraordinary item and cumulative
  effect of accounting change..............................      (3,285)        8,607           (988)          (7,619)       (3,285)
Cumulative effect of change in accounting for
  post-employment benefits (net of income
  tax benefit of $640).....................................        (960)           --             --               --          (960)
                                                              ----------    ----------    -------------    ------------    --------
Net loss...................................................    $ (4,245)     $  8,607        $  (988)        $ (7,619)     $ (4,245)
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 28, 1995
                             (DOLLARS IN THOUSANDS)

                                                                             GUARANTOR     NON-GUARANTOR
                                                               THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).........................................    $ (4,245)     $  8,607       $    (987)       $ (7,620)     $(4,245)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Cumulative effect of change in accounting for
       post-employment benefits.............................       1,600            --              --              --        1,600
     Depreciation and amortization..........................      11,464            --               6              --       11,470
     Provision for deferred income taxes....................      (2,451)           --              --              --       (2,451)
     Loss on sale of property and equipment.................           2            --              --              --            2
     Provision for environmental expenses...................        (418)           --              --              --         (418)
     Provision for closed stores............................         292            --              --              --          292
     Equity earnings of affiliates..........................      (7,620)           --              --           7,620           --
  Changes in operating assets and liabilities, net:
     Receivables............................................        (284)       (1,392)            (30)          2,100          394
     Inventories............................................       1,694            --              --              --        1,694
     Prepaid expenses.......................................         121            --              (2)             --          119
     Other non-current assets...............................        (322)          (58)            101              --         (279)
     Accounts payable.......................................       2,294            --              --              --        2,294
     Other current liabilities and accrued expenses.........        (126)          447             198            (556)         (37)
     Employment obligations.................................        (140)           --              --              --         (140)
     Other noncurrent liabilities...........................       2,871           281              --          (1,544)       1,608
                                                               ----------    ----------    -------------    ------------    -------
Net cash provided by operating activities...................       4,732         7,885            (714)             --       11,903
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale.......................      (7,853)           --         (10,747)             --      (18,600)
  Additions to property and equipment.......................     (16,543)           --            (107)             --      (16,650)
  Proceeds from sale of property held for sale..............       8,644            --          10,792              --       19,436
  Proceeds from sale of property and equipment..............         533            --              --              --          533
  Intercompany notes receivable (payable)...................      12,950       (12,950)             --              --           --
  Acquisition of related businesses.........................          --            --              --              --           --
                                                               ----------    ----------    -------------    ------------    -------
Net cash used in investing activities.......................      (2,269)      (12,950)            (62)             --      (15,281)
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital lease obligations......        (413)           --              --              --         (413)
  Principal repayments of long-term debt....................          --            --          (7,281)             --       (7,281)
  Proceeds from issuance of long-term debt..................          --            --           7,267              --        7,267
  Other financing costs.....................................        (523)           --              --              --         (523)
                                                               ----------    ----------    -------------    ------------    -------
                                                               ----------    ----------    -------------    ------------    -------
Net cash provided by (used in) financing activities.........        (936)           --             (14)             --         (950)
                                                               ----------    ----------    -------------    ------------    -------
Net increase (decrease) in cash.............................       1,527        (5,065)           (790)             --       (4,328)
CASH AT BEGINNING OF YEAR...................................       1,720         8,649           4,958              --       15,327
                                                               ----------    ----------    -------------    ------------    -------
CASH AT END OF YEAR.........................................    $  3,247      $  3,584       $   4,168        $     --      $10,999
                                                               ----------    ----------    -------------    ------------    -------
                                                               ----------    ----------    -------------    ------------    -------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
ASSETS
Current assets:
  Cash.....................................................    $  1,512      $    135        $ 3,690         $     --      $  5,337
  Receivables, net.........................................       4,411         3,898             30           (5,479)        2,860
  Inventories..............................................      13,223            --             --               --        13,223
  Prepaid expenses.........................................         770             3              3               --           776
  Income taxes receivable..................................          55            --              8               --            63
  Property held for sale...................................       2,068            --            748               --         2,816
  Deferred income taxes....................................         879            --             --               --           879
                                                              ----------    ----------    -------------    ------------    --------
     Total current assets..................................      22,918         4,036          4,479           (5,479)       25,954
                                                              ----------    ----------    -------------    ------------    --------
Investment in subsidiaries.................................      36,267            --             --          (36,267)           --
                                                              ----------    ----------    -------------    ------------    --------
Property & Equipment, net..................................      65,105            --            350               --        65,455
                                                              ----------    ----------    -------------    ------------    --------
Other assets:
  Goodwill, net............................................      16,852            --             --               --        16,852
  Deferred lease cost, net.................................         359            --             --               --           359
  Deferred financing cost, net.............................       5,940            --             --               --         5,940
  Environmental receivables................................       5,162            --             --               --         5,162
  Deferred income taxes....................................         790            --             --               --           790
  Intercompany notes receivable............................          --        29,452             --          (29,452)           --
  Other....................................................         279            87              2               --           368
                                                              ----------    ----------    -------------    ------------    --------
     Total other assets....................................      29,382        29,539              2          (29,452)       29,471
                                                              ----------    ----------    -------------    ------------    --------
Total Assets...............................................    $153,672      $ 33,575        $ 4,831         $(71,198)     $120,880
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

               SUPPLEMENTAL COMBINING BALANCE SHEETS -- CONTINUED

                               SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt.....................    $     --      $     --        $    16         $     --      $     16
  Current maturities of capital lease obligations..........         285            --             --               --           285
  Accounts payable:
     Trade.................................................      15,666            --             --               --        15,666
     Money orders..........................................       2,788            --             --               --         2,788
  Accrued interest.........................................       5,143            --              1             (728)        4,416
  Accrued compensation and related taxes...................       2,336             1              1               --         2,338
  Income taxes payable.....................................          --         1,331             98           (1,429)           --
  Other accrued taxes......................................       2,135            --             --               --         2,135
  Accrued insurance........................................       3,629            --             --               --         3,629
  Other Accrued Liabilities................................       4,299            94            122           (3,321)        1,194
                                                              ----------    ----------    -------------    ------------    --------
     Total current liabilities.............................      36,281         1,426            238           (5,478)       32,467
                                                              ----------    ----------    -------------    ------------    --------
Long-term debt.............................................      99,995            --            153               --       100,148
                                                              ----------    ----------    -------------    ------------    --------
Other non-current liabilities:
  Environmental expenses...................................       6,232            --             --               --         6,232
  Capital lease obligations................................         982            --             --               --           982
  Employment obligations...................................       2,039            --             --               --         2,039
  Accrued dividends on preferred stock.....................       2,654            --             --               --         2,654
  Intercompany note payable................................      29,452            --             --          (29,452)           --
  Other....................................................       3,581           281             43               --         3,905
                                                              ----------    ----------    -------------    ------------    --------
     Total other non-current liabilities...................      44,940           281             43          (29,452)       15,812
                                                              ----------    ----------    -------------    ------------    --------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock..........................................          --            --             --               --            --
  Common stock.............................................           1            --             --               --             1
  Additional paid-in capital...............................     (10,557)           25          5,001           (5,026)      (10,557)
  Retained earnings (deficit)..............................     (16,991)       31,843           (602)         (31,241)      (16,991)
                                                              ----------    ----------    -------------    ------------    --------
     Total shareholders' equity (deficit)..................     (27,547)       31,868          4,399          (36,267)      (27,547)
                                                              ----------    ----------    -------------    ------------    --------
Total Liabilities and Shareholders Deficit.................    $153,669      $ 33,575        $ 4,833         $(71,197)     $120,880
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
Revenues:
  Merchandise sales........................................    $188,091      $     --         $  --          $     --      $188,091
  Gasoline sales...........................................     192,737            --            --                --       192,737
  Commissions..............................................       3,979            --            --                --         3,979
                                                              ----------    ----------    -------------    ------------    --------
     Total revenues........................................     384,807            --            --                --       384,807
                                                              ----------    ----------    -------------    ------------    --------
Cost of sales:
  Merchandise..............................................     125,979            --            --                --       125,979
  Gasoline.................................................     167,610            --            --                --       167,610
                                                              ----------    ----------    -------------    ------------    --------
     Total cost of sales...................................     293,589            --            --                --       293,589
                                                              ----------    ----------    -------------    ------------    --------
Gross profit...............................................      91,218            --            --                --        91,218
                                                              ----------    ----------    -------------    ------------    --------
Operating expenses:
  Store expenses...........................................      68,331            --          (293)          (11,471)       56,567
  Store expenses -- related parties........................       1,274            --            --                --         1,274
  General and administrative expenses......................      17,024            80            23                --        17,127
  Restructuring charges....................................       2,184                                                       2,184
  Impairment of long-lived assets..........................       3,034                                                       3,034
  Depreciation and amortization............................       9,138            14             6                --         9,158
                                                              ----------    ----------    -------------    ------------    --------
     Total operating expenses..............................     100,985            94          (264)          (11,471)       89,344
                                                              ----------    ----------    -------------    ------------    --------
Income from operations.....................................      (9,767)          (94)          264            11,471         1,874
                                                              ----------    ----------    -------------    ------------    --------
Equity in earnings of subsidiaries.........................      14,597            --            --           (14,597)           --
                                                              ----------    ----------    -------------    ------------    --------
Other income (expense):
  Interest expense.........................................     (14,540)           --           (14)            2,562       (11,992)
  Miscellaneous............................................      (1,068)       14,243           198           (14,033)         (660)
                                                              ----------    ----------    -------------    ------------    --------
     Total other expense...................................     (15,608)       14,243           184           (11,471)      (12,652)
                                                              ----------    ----------    -------------    ------------    --------
Loss before income taxes...................................     (10,778)       14,149           448           (14,597)      (10,778)
Income tax benefit (expense)...............................       2,664        (4,811)         (128)            4,939         2,664
                                                              ----------    ----------    -------------    ------------    --------
Net loss...................................................    $ (8,114)     $  9,338         $ 320          $ (9,658)     $ (8,114)
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                                             GUARANTOR     NON-GUARANTOR
                                                               THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).........................................    $ (8,114)     $  9,339        $   319         $ (9,658)     $(8,114)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Impairment of long-lived assets........................       3,034            --             --               --        3,034
     Depreciation and amortization..........................       9,152            --              6               --        9,158
     Provision for deferred income taxes....................      (1,558)           --             --               --       (1,558)
     Loss on sale of property and equipment.................         470            --             --               --          470
     Provision for environmental expenses...................         512            --             --               --          512
     Provision for closed stores............................         673            --             --               --          673
     Write-off of property held for sale....................         168            --             --               --          168
     Equity earnings of affiliates..........................      (9,658)           --             --            9,658           --
  Changes in operating assets and liabilities, net:
     Receivables............................................        (627)         (392)            (8)             488         (539)
     Inventories............................................        (937)           --             --               --         (937)
     Prepaid expenses.......................................          19            (1)             2               --           20
     Other non-current assets...............................         448           (17)             1               --          432
     Accounts payable.......................................       2,104            --             --               --        2,104
     Other current liabilities and accrued expenses.........        (641)          125            (27)             (96)        (639)
     Employment obligations.................................        (255)           --             --               --         (255)
     Other noncurrent liabilities...........................       1,279            --             (1)            (392)         886
                                                               ----------    ----------    -------------    ------------    -------
Net cash provided by operating activities...................      (3,931)        9,054            292               --        5,415
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale.......................      (3,301)           --           (799)              50       (4,050)
  Additions to property and equipment.......................      (7,070)           --            (14)              --       (7,084)
  Proceeds from sale of property held for sale..............       2,462            --             50              (50)       2,462
  Proceeds from sale of property and equipment..............       1,458            --             10               --        1,468
  Intercompany notes receivable (payable)...................      12,502       (12,502)            --               --
  Acquisition of related businesses.........................          --            --             --               --           --
                                                               ----------    ----------    -------------    ------------    -------
Net cash used in investing activities.......................       6,051       (12,502)          (753)              --       (7,204)
                                                               ----------    ----------    -------------    ------------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital lease obligations......        (347)           --             --               --         (347)
  Principal repayments of long-term debt....................          (5)           --            (15)              --          (20)
  Net proceeds from equity issue............................        (447)           --             --             (447)
  Other financing costs.....................................      (3,058)           --             --               --       (3,058)
                                                               ----------    ----------    -------------    ------------    -------
                                                               ----------    ----------    -------------    ------------    -------
Net cash provided by (used in) financing activities.........      (3,857)           --            (15)              --       (3,872)
                                                               ----------    ----------    -------------    ------------    -------
Net increase (decrease) in cash.............................      (1,737)       (3,448)          (476)              --       (5,661)
CASH AT BEGINNING OF YEAR...................................       3,247         3,584          4,168               --       10,999
                                                               ----------    ----------    -------------    ------------    -------
CASH AT END OF YEAR.........................................    $  1,510      $    136        $ 3,692         $     --      $ 5,338
                                                               ----------    ----------    -------------    ------------    -------
                                                               ----------    ----------    -------------    ------------    -------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
ASSETS
Current assets:
  Cash.....................................................    $  2,247      $    279        $   821         $     --      $  3,347
  Receivables, net.........................................       4,056         4,562             30           (6,547)        2,101
  Inventories..............................................      17,161            --             --               --        17,161
  Prepaid expenses.........................................       1,195             6              3               --         1,204
  Property held for sale...................................       3,323            --             --               --         3,323
  Deferred income taxes....................................       1,142            --             --               --         1,142
                                                              ----------    ----------    -------------    ------------    --------
     Total current assets..................................      29,124         4,847            854           (6,547)       28,278
                                                              ----------    ----------    -------------    ------------    --------
Investment in subsidiaries.................................      47,225            --             --          (47,225)           --
                                                              ----------    ----------    -------------    ------------    --------
Property & Equipment, net..................................      77,641            --            345               --        77,986
                                                              ----------    ----------    -------------    ------------    --------
Other assets:
  Goodwill, net............................................      20,318            --             --               --        20,318
  Deferred lease cost, net.................................         314            --             --               --           314
  Deferred financing cost, net.............................       4,578            --             --               --         4,578
  Environmental receivables................................       6,511            --             --               --         6,511
  Deferred income taxes....................................         156            --             --               --           156
  Escrow for Lil' Champ acquisition........................          --            --          4,049               --         4,049
  Intercompany notes receivable............................          --        39,434             --          (39,434)           --
  Other....................................................         534            74              1               --           609
                                                              ----------    ----------    -------------    ------------    --------
     Total other assets....................................      32,411        39,508          4,050          (39,434)       36,535
                                                              ----------    ----------    -------------    ------------    --------
Total assets...............................................    $186,401      $ 44,355        $ 5,249         $(93,206)     $142,799
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Current maturities of long-term debt.....................    $     17      $     --        $    16         $     --      $     33
  Current maturities of capital lease obligations..........         285            --             --               --           285
  Accounts payable:
     Trade.................................................      16,032             3             --               --        16,035
     Money orders..........................................       3,022            --             --               --         3,022
  Accrued interest.........................................       5,564            --              1             (973)        4,592
  Accrued compensation and related taxes...................       3,322            --              1               --         3,323
  Income taxes payable.....................................         313         1,560            235           (1,812)          296
  Other accrued taxes......................................       2,194            --             --               --         2,194
  Accrued insurance........................................       3,887            --             --               --         3,887
  Other accrued liabilities................................       6,382           113            122           (3,761)        2,856
                                                              ----------    ----------    -------------    ------------    --------
     Total current liabilities.............................      41,018         1,676            375           (6,546)       36,523
                                                              ----------    ----------    -------------    ------------    --------
Long-term debt.............................................     100,168            --            137               --       100,305
                                                              ----------    ----------    -------------    ------------    --------
Other non-current liabilities:
  Environmental expenses...................................       7,806            --             --               --         7,806
  Capital lease obligations................................         679            --             --               --           679
  Employment obligations...................................       1,341            --             --               --         1,341
  Accrued dividends on preferred stock.....................       7,958            --             --               --         7,958
  Intercompany note payable................................      39,434            --             --          (39,434)           --
  Other....................................................       5,870           150             40               --         6,060
                                                              ----------    ----------    -------------    ------------    --------
     Total other non-current liabilities...................      63,088           150             40          (39,434)       23,844
                                                              ----------    ----------    -------------    ------------    --------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock..........................................          --            --             --               --            --
  Common stock.............................................           1            --             --               --             1
  Additional paid-in capital...............................       5,396            25          5,001           (5,026)        5,396
  Retained earnings (deficit)..............................     (23,270)       42,504           (304)         (42,200)      (23,270)
                                                              ----------    ----------    -------------    ------------    --------
     Total shareholders' equity (deficit)..................     (17,873)       42,529          4,697          (47,226)      (17,873)
                                                              ----------    ----------    -------------    ------------    --------
Total liabilities and shareholders deficit.................    $186,401      $ 44,355        $ 5,249         $(93,206)     $142,799
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
Revenues:
  Merchandise sales........................................    $202,440      $     --         $  --          $     --      $202,440
  Gasoline sales...........................................     220,166            --            --                --       220,166
  Commissions..............................................       4,787            --            --                --         4,787
                                                              ----------    ----------    -------------    ------------    --------
     Total revenues........................................     427,393            --            --                --       427,393
                                                              ----------    ----------    -------------    ------------    --------
Cost of sales:
  Merchandise..............................................     132,846            --            --                --       132,846
  Gasoline.................................................     197,268            --            --                --       197,268
                                                              ----------    ----------    -------------    ------------    --------
     Total cost of sales...................................     330,114            --            --                --       330,114
                                                              ----------    ----------    -------------    ------------    --------
Gross profit...............................................      97,279            --            --                --        97,279
                                                              ----------    ----------    -------------    ------------    --------
Operating expenses:
  Store expenses...........................................      71,945            --          (291)          (12,726)       58,928
  Store expenses -- related parties........................       1,280            --            --                --         1,280
  General and administrative expenses......................      16,731            42            23                --        16,796
  Depreciation and amortization............................       9,485            13             6                --         9,504
                                                              ----------    ----------    -------------    ------------    --------
     Total operating expenses..............................      99,441            55          (262)          (12,726)       86,508
                                                              ----------    ----------    -------------    ------------    --------
Income from operations.....................................      (2,162)          (55)          262            12,726        10,771
                                                              ----------    ----------    -------------    ------------    --------
Equity in earnings of subsidiaries.........................      16,605            --            --           (16,605)           --
                                                              ----------    ----------    -------------    ------------    --------
Other income (expense):
  Interest expense.........................................     (16,095)           --           (13)            3,069       (13,039)
  Miscellaneous............................................         677        16,207           204           (15,795)        1,293
                                                              ----------    ----------    -------------    ------------    --------
     Total other expense...................................     (15,418)       16,207           191           (12,726)      (11,746)
                                                              ----------    ----------    -------------    ------------    --------
Loss before income taxes...................................        (975)       16,152           453           (16,605)         (975)
Income tax benefit (expense)...............................          --        (5,492)         (155)            5,647            --
                                                              ----------    ----------    -------------    ------------    --------
Net loss...................................................    $   (975)     $ 10,660         $ 298          $(10,958)     $   (975)
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                                            GUARANTOR     NON-GUARANTOR
                                                              THE PANTRY    SUBSIDIARY     SUBSIDIARY      ELIMINATIONS     TOTAL
                                                              ----------    ----------    -------------    ------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)..........................................    $   (975)     $ 10,660        $   298         $(10,958)     $   (975)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.........................       9,499            --              5               --         9,504
     Provision for deferred income taxes...................         371            --             --               --           371
     Gain on sale of property and equipment................      (1,054)           --             --               --        (1,054)
     Provision for environmental expenses..................       1,574            --             --               --         1,574
     Provision for closed stores...........................         (11)           --             --               --           (11)
     Equity earnings of affiliates.........................     (10,958)           --             --           10,958            --
  Changes in operating assets and liabilities, net:
     Receivables...........................................         129          (664)             8                           (527)
     Inventories...........................................      (2,273)           --             --               --        (2,273)
     Prepaid expenses......................................        (426)           (3)            --                           (429)
     Other non-current assets..............................      (5,378)           14              1            1,068        (4,295)
     Accounts payable......................................         600             3             --                            603
     Other current liabilities and accrued expenses........       3,396           246            135             (384)        3,393
     Employment obligations................................        (698)           --             --                           (698)
     Other noncurrent liabilities..........................       2,970          (131)            --             (684)        2,155
                                                              ----------    ----------    -------------    ------------    --------
Net cash provided by operating activities..................      (3,234)       10,125            447               --         7,338
                                                              ----------    ----------    -------------    ------------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale......................      (1,874)           --             (4)              50        (1,828)
  Additions to property and equipment......................     (14,749)           --             --               --       (14,749)
  Proceeds from sale of property held for sale.............         642            --            753              (50)        1,345
  Proceeds from sale of property and equipment.............       2,315            --             --               --         2,315
  Intercompany notes receivable (payable)..................       9,982        (9,982)            --                             --
  Acquisition of related businesses........................     (12,162)           --             --               --       (12,162)
                                                              ----------    ----------    -------------    ------------    --------
Net cash used in investing activities......................     (15,846)       (9,982)           749               --       (25,079)
                                                              ----------    ----------    -------------    ------------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital lease obligations.....        (303)           --             --               --          (303)
  Principal repayments of long-term debt...................         (10)           --            (16)              --           (26)
  Proceeds from issuance of long-term debt.................         200            --             --               --           200
Net proceeds from equity issue.............................      15,953            --             --                         15,953
  Other financing costs....................................         (74)           --             --               --           (74)
                                                              ----------    ----------    -------------    ------------    --------
Net cash provided by (used in) financing activities........      15,766            --            (16)              --        15,750
                                                              ----------    ----------    -------------    ------------    --------
Net increase (decrease) in cash............................      (3,314)          143          1,180               --        (1,991)
CASH AT BEGINNING OF YEAR..................................       1,512           136          3,690               --         5,338
                                                              ----------    ----------    -------------    ------------    --------
CASH AT END OF YEAR........................................    $ (1,802)     $    279        $ 4,870         $     --      $  3,347
                                                              ----------    ----------    -------------    ------------    --------
                                                              ----------    ----------    -------------    ------------    --------

                                THE PANTRY, INC.

NOTE 15 -- SUBSEQUENT EVENTS:

     On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ Food Stores, Inc. ("Lil' Champ") from Docks U.S.A., Inc. for $132.7 million in cash and repaid $10.7 million in outstanding indebtedness of Lil' Champ (the "Lil' Champ Acquisition"). Lil Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil Champ's 489 stores are located primarily in northern Florida and Georgia, with 151 stores concentrated in the Jacksonville, Florida area. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ acquisition were financed with the proceeds from the offering of $200.0 million Senior Subordinated Notes, cash on hand and the sale to existing stockholders and management of the Company of an additional $32.4 million of the Company's $.01 par value common stock (the "Equity Investment") in connection with the Lil' Champ Acquisition. In connection with the Equity Investment, all shares of Series A Preferred Stock were cancelled and all rights to accrued dividends relating to the Series A Preferred Stock were waived.

     On October 23, 1997, the Company entered into a new bank credit facility (the "New Credit Facility") consisting of a $45.0 million revolving credit facility and a $30.0 million acquisition facility. The New Credit Facility is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions. The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors and is guaranteed by the Guarantors. The New Credit Facility contains covenants restricting the ability of the Company and any its subsidiaries to, among others: (i) incur additional debt;
(ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     On October 23, 1997, the Company purchased $51.0 million in principal amount of Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase (the "Tender Offer"). The Company obtained consents (the "Consent Solicitation") from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in the indenture governing the Senior Notes (the "Senior Notes Indenture"). The Senior Notes Indenture contains covenants including the restrictions on the Company's ability to incur additional indebtedness and make acquisitions. The Company obtained consents to, among other things, permit the offering of the Senior Subordinated Notes, the Lil' Champ Acquisition and enter into the New Credit Facility. The consideration paid in respect of validly delivered, and not revoked, consents was 1 3/4% of the principal amount of the Senior Notes for which consents have been validity delivered and not revoked. The Company recognized an extraordinary loss, net of taxes, of approximately $6.0 million in connection with the Tender Offer and Consent Solicitation.

     The Lil' Champ Acquisition will be accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their respective fair values as of the acquisition date as determined by valuations and other studies not yet completed. For purposes of supplemental pro forma information, the excess of the purchase price over the historical net assets of Lil' Champ (approximately $54.0 million) has been considered to be goodwill and other intangible assets amortized over a weighted-average period of 30 years, pending the completion of appraisals and other purchase price allocation adjustments.

                                THE PANTRY, INC.

     Supplemental pro forma information, assuming the Lil' Champ Acquisition, the refinancing of existing Lil Champ debt, the issuance of the Senior Subordinated Notes, the Tender Offer and Consent Solicitation, and the Equity Investment occurred at the beginning of each of the periods presented is as follows:

                                                                                   1996        1997
                                                                                 --------    --------
Revenues......................................................................   $929,472    $982,010
Income (loss) before extraordinary items......................................     (6,965)     (4,034)
Net income (loss).............................................................    (12,534)     (9,956)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 19, 1997:

NAME                       AGE     POSITION WITH THE COMPANY
-----------------------    ----    --------------------------------------------------
Peter J. Sodini             56     President, Chief Executive Officer and Director
Dennis R. Crook             54     Senior Vice President, Administration and Gasoline
                                     Marketing
William T. Flyg             55     Senior Vice President and Chief Financial Officer
Douglas M. Sweeney          58     Senior Vice President, Operations
Daniel J. McCormack         54     Vice President, Marketing
John H. Hearne              54     Vice President, Real Estate
Ronald P. Spogli            49     Director
Charles P. Rullman          49     Director
Todd W. Halloran            35     Director
Jon D. Ralph                33     Director
Christopher C. Behrens      36     Director

     PETER J. SODINI, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, joined The Pantry in February 1996 as Chief Operating Officer and was named President and Chief Executive Officer in June 1996. Mr. Sodini has served as a director of the Company since November 1995. Mr. Sodini is a director of Buttrey Food and Drug Stores Company and Pamida Holding Corporation. From December 1991 to November 1995, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc.

     DENNIS R. CROOK, SENIOR VICE PRESIDENT, ADMINISTRATION AND GASOLINE MARKETING, joined The Pantry in March 1996. From December 1987 to November 1995, Mr. Crook was Senior Vice President, Human Resources and Labor Relations of Purity Supreme, Inc.

     WILLIAM T. FLYG, SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Mr. Flyg joined The Pantry in January 1997. He was employed by Purity Supreme, Inc. ("Purity") as Chief Financial Officer from January 1992 until the Company was sold in November 1995, at which time he continued as an employee of Purity until December 1996.

     DOUGLAS M. SWEENEY, SENIOR VICE PRESIDENT, OPERATIONS, joined The Pantry in March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity Supreme, Inc.

     JOHN H. HEARNE, VICE PRESIDENT, REAL ESTATE, joined the Company in 1984. Prior to joining the Company, Mr. Hearne was employed for 15 years by Sears, Roebuck, and Company. He has been active in construction since 1965 and in commercial real estate and property management since 1977. He holds a real estate broker's license in both North Carolina and South Carolina.

     DANIEL J. MCCORMACK, VICE PRESIDENT, MARKETING, joined The Pantry in March 1996. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity Supreme, Inc.

     RONALD P. SPOGLI, DIRECTOR, has been a director of the Company since November 1995. He is a founding partner of FS&Co. which was founded in 1983. Mr. Spogli is the Chairman of the Board and a director of EnviroSource, Inc.

Mr. Spogli also serves on the Boards of Directors of Calmar Inc., Buttrey Food and Drug Stores Company, AFC Enterprises, Inc. and Brylane Inc.

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

     TODD W. HALLORAN, DIRECTOR, has been a director of the Company since November 1995. Mr. Halloran joined FS&Co. in 1995. From 1994 to 1995 and from 1990 to 1994, Mr. Halloran was a Vice President and Associate at Goldman, Sachs & Co., respectively, where he worked in the Mergers and Acquisition Department and in the Principal Investment Area. Mr. Halloran is also a director of AFC Enterprises, Inc.

     JON D. RALPH, DIRECTOR, has been a director of the Company since November 1995. Mr. Ralph joined FS&Co. in 1989. Prior to joining FS&Co., Mr. Ralph spent three years at Morgan Stanley & Co. where he served as an Analyst in the Investment Banking Division. Mr. Ralph is also a director of EnviroSource, Inc.

     CHRISTOPHER C. BEHRENS, DIRECTOR, has been a director of the Company since February 1996. Since 1994, he has been a principal of Chase Capital Partners, an affiliate of The Chase Manhattan Corporation engaged in the venture capital and leveraged buyout business. From 1990 to 1994, Mr. Behrens was a Vice President in The Chase Manhattan Corporation's Merchant Banking Group. Mr. Behrens is a director of Portola Packaging and a number of other private companies.

     Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the fiscal 1995, fiscal 1996 and fiscal 1997 compensation for services in all capacities of the Company's Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and two additional individuals for whom disclosures would have been provided as an executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (collectively, the "Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          ANNUAL COMPENSATION
                                                      ------------------------------------------------------------
                                                                                OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION            FISCAL YEAR     SALARY      BONUS      COMPENSATION (A)    COMPENSATION (B)
-----------------------------------    -----------    --------    --------    ----------------    ----------------
Peter J. Sodini                           1997        $305,218    $150,000        $  5,908             $2,500
  President and Chief                     1996         124,086      50,000           3,392                 --
  Executive Officer (c)
Dennis R. Crook                           1997        $151,832    $ 70,000        $  1,025             $2,019
  Senior Vice President,                  1996          82,933      20,000          41,250                 --
  Administration and Gasoline
  Marketing (d)
William T. Flyg                           1997        $109,615    $ 54,000        $  3,076             $   --
  Senior Vice President,
  Finance and Chief Financial
  Officer (e)
Douglas Sweeney                           1997        $149,983    $ 72,000        $  2,593             $2,014
  Senior Vice President,                  1996          91,334      20,000           1,352                 --
  Operations (f)
Daniel J. McCormack                       1997        $ 95,488    $ 45,000        $  4,269             $1,279
  Vice President, Marketing (g)           1996          45,334      15,000           5,934                 --
Eugene B. Horne, Jr.                      1997        $102,925    $     --        $ 11,436             $2,617
  Vice Chairman (h)                       1996         182,804      49,413          14,464              3,321
                                          1995         198,747     171,916          17,046              4,620
Mark C. King                              1997        $ 95,233    $     --        $ 10,344             $2,435
  Senior Vice President,                  1996         119,923          --          11,280              2,885
  Finance (i)                             1995         100,000      26,607          10,670              3,723

---------------
(a) Consists primarily of executive medical reimbursements, but includes car allowances for Mr. Horne in the amount of $10,400, $10,400 and $12,000 in fiscal 1997, 1996 and 1995, respectively, and car allowances for Mr. King in the amount of $10,200 in each of fiscal 1997, 1996 and 1995, respectively.

(b) Consists of matching contributions to the Company's 401(k) Savings Plan. See "Benefit Plan" below.

(c) Mr. Sodini was appointed Chief Operating Officer in February 1996 and appointed President and Chief Executive Officer of the Company in June 1996 and, accordingly, only fiscal year 1996 and 1997 information is provided.

(d) Dennis R. Crook was appointed Senior Vice President, Administration and Gasoline Marketing in March 1996 and, accordingly, only fiscal 1996 and fiscal 1997 information is provided.

(e) William T. Flyg was appointed Senior Vice President, Finance and Chief Financial Officer of the Company in January 1997 and, accordingly, only fiscal 1997 information is provided.

(f) Douglas M. Sweeney was appointed Senior Vice President, Operations in March 1996 and, accordingly, only fiscal year 1996 and 1997 information is provided.

(g) Daniel J. McCormack was appointed Director, Marketing in March 1996 and, accordingly, only fiscal year 1996 and 1997 information is provided.

(h) Mr. Horne served as Chief Executive Officer of the Company from December 1, 1995 until April 30, 1996. Mr. Horne served as Vice Chairman of the Company from May 1996 until June 30, 1997 when he resigned from the Company.

(i) Mr. King served as Senior Vice President, Finance from July 1, 1993 to June 30, 1997 when he resigned from the Company.

EXECUTIVE EMPLOYMENT CONTRACTS

     On June 3, 1996, the Company entered into an employment agreement with Mr. Crook. This agreement contains customary employment terms and provides for an annual base salary of $150,000, subject to annual adjustment by the Board of Directors and participation in any benefit or bonus programs instituted by the Company. The agreement terminates on March 31, 1998. Pursuant to the terms of the agreement, if Mr. Crook is terminated by the Company prior to a "change of control" (as defined) without cause, Mr. Crook shall be entitled to severance pay for the longer of the balance of the term or one year from the termination date, subject to certain limitations. If Mr. Crook is terminated by the Company following a change of control without cause or Mr. Crook terminates his employment for "good reason" (as defined), Mr. Crook shall be entitled to severance pay (including regular benefits) for a period of two years from the termination date, subject to certain limitations. This agreement contains covenants prohibiting Mr. Crook, for so long as he is employed by or receiving severance benefits from the Company, from competing with the Company or soliciting employment from employees of the Company.

     On October 1, 1997, the Company entered into an employment agreement with Mr. Sodini. This Agreement contains customary employment terms and provides for an annual base salary of $475,000, subject to annual adjustment by the Board of Directors, participation in any benefit or bonus programs instituted by the Company, participation in an incentive bonus program which provides for a payout of a minimum of 25% upon the achievement of goals determined by the Board of Directors, and other perquisites. This agreement terminates on September 30, 2000. Pursuant to the terms of the agreement, if Mr. Sodini is terminated by the Company prior to a "change in control" (as defined) with "just cause" (as defined) or upon death or disability, Mr. Sodini shall be entitled to his then effective compensation and benefits through the last day of his actual employment by the Company (for termination for just cause or upon death) or his effective date of termination, as determined by the Board of Directors (for termination upon disability). In addition, if Mr. Sodini is terminated because of death or disability, the Company shall pay to the estate of Mr. Sodini or to Mr. Sodini, as the case may be, one year's pay (less amounts paid under any disability plan).

     If Mr. Sodini is terminated by the Company prior to a change in control without cause, Mr. Sodini shall be entitled to severance pay (including regular benefits) through the term of the agreement until such time as he engages in other employment. If Mr. Sodini is terminated by the Company following a change in control without cause or Mr. Sodini terminates his employment for "good reason" (as defined), Mr. Sodini shall be entitled to severance pay (including regular benefits) for a period of 18 months from the termination date, subject to certain limitations. This agreement contains covenants prohibiting Mr. Sodini, through the period ending on the latter of (i) 18 months after termination or (ii) such time at which he no longer received severance benefits from the Company, from competing with the Company or soliciting employment from employees of the Company.

COMPENSATION OF DIRECTORS

     Prior to December 1, 1995, non-employee directors were paid for meeting attendance. As of December 1, 1995, Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

BENEFIT PLAN

     The Company sponsors a 401(k) employee retirement savings plan with Fidelity Investments for eligible employees. Employees must be at least nineteen years of age and have one year of service working at least 1,000 hours to be eligible to participate in the 401(k) plan. Employees may contribute up to 15% of their annual compensation and contributions are matched by the Company on the basis of 50% of the first 5% contributed. Matching contribution expense was $346,000, $330,000 and $305,000 for fiscal years 1995, 1996 and 1997, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company determines the compensation of Executive Officers. During fiscal 1997, Mr. Sodini participated in Board of Director deliberations regarding the compensation of the Company's Executive Officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of December 15, 1997, with respect to the beneficial ownership of Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.

                                            AMOUNT OF AND NATURE
NAME AND ADDRESS                               OF BENEFICIAL         PERCENTAGE OF
OF BENEFICIAL OWNER                              OWNERSHIP               CLASS
----------------------------------------    --------------------     -------------
Freeman Spogli & Co. Incorporated (1)              193,134                83.2%
  Ronald P. Spogli (1)                            --                    --
  Charles P. Rullman (1)                          --                    --
  Jon D. Ralph (2)                                --                    --
  Todd W. Halloran (2)                            --                    --

Chase Manhattan Capital L.P.                        32,743                17.6%
  Christopher C. Behrens (3) (4)                     5,263                 2.8%

Peter J. Sodini (5)                                    889                    *
Dennis R. Crook                                   --                    --
William T. Flyg                                   --                    --
Douglas Sweeney                                   --                    --
Daniel J. McCormack                               --                    --

All directors and executive officers as
  a group (11 individuals)                        --                    --

---------------

 * Less than 1.0%.

(1) Includes 46,000 shares issuable on the exercise of currently exercisable warrants. 141,441 shares and 5,693 shares of common stock are held of record, by FSEP III and FSEP International, respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP III and FSEP International. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FS Capital, FSHI and its sole directors, officers and shareholders is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.

(2) Each of Messrs. Ralph and Halloran is an employee of an affiliate of Freeman Spogli & Co. Incorporated.

(3) The business address of Chase Manhattan Capital, L.P. is 380 Madison Avenue, 12th Floor, New York, New York 10017. Mr. Behrens is a principal at Chase Capital Partners, an affiliate of CMC.

(4) Mr. Behrens is a general partner of Baseball Partners, a New York general partnership, that is the beneficial owner of 5,263 shares of common stock. Mr. Behrens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CAPITAL AND OTHER TRANSACTIONS

     In December 1996, the FS Group invested additional equity in The Pantry, thereby increasing its aggregate ownership interest to approximately 83.6% on a fully diluted basis. The FS Group and Chase have together invested $60.8 million in the aggregate, $22.8 million of which has been invested in new equity securities of The Pantry. In October 1997, the FS Group, Chase and Peter J. Sodini purchased an aggregate of $32.4 million of the common stock of the Company in connection with the Lil' Champ Acquisition, thereby changing the FS Group's aggregate ownership interest to approximately 83.2% on a fully diluted basis. Mr. Sodini purchased 889 shares of the common stock of the Company for an aggregate purchase price of $400,500, payable $185,500 in cash and $215,000 in the form of a secured promissory note in favor of the Company. The FS Group and Chase together invested $92.8 million in the aggregate, $54.8 million of which has been invested in new equity securities of The Pantry. In connection with the FS Group's previous investments in The Pantry, The Pantry has paid transaction fees in the amount of $2.5 million to the FS Group. In addition, in connection with the Lil' Champ Acquisition, The Pantry paid a fee in the amount of $2.0 million to the FS Group.

     In August 1996, the FS Group, Chase, The Pantry and other stockholders entered into a stockholders' agreement whereby (i) the FS Group was granted certain rights of first offer prior to any transfer of securities, (ii) the FS Group was granted certain "drag-along" rights with respect to the sale of securities, (iii) the FS Group, Chase and other stockholders were granted certain "tag-along" rights to the sale of securities by other stockholders, (iv) various transfer restrictions were agreed upon by the stockholders and (v) certain Board representation rights of Chase were established. In August 1996, the FS Group, Chase, The Pantry and other stockholders entered into registration rights agreements relating to the common stock and preferred stock of The Pantry whereby certain demand and "piggyback" registration rights were granted to the stockholders. In connection with the October 1997 equity investment, the stockholders agreement and registration rights agreements were amended to include Mr. Sodini as a party and make the shares purchased subject to such agreements.

     On November 30, 1995 and August 19, 1996, the FS Group and Chase were involved in certain equity transactions with former owners of the Company and the Company itself. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits -- The following documents are filed as part of this Form 10-K.

     (1) Consolidated Financial Statements -- See index on page 20.

     (2) Financial Statement Schedules -- See index on page 20.

     (3)        EXHIBIT NO.                                      DESCRIPTION OF DOCUMENT
                -----------   ---------------------------------------------------------------------------------------------
                    1.1 (1)   Purchase Agreement dated October 17, 1997 among The Pantry, Inc. ("The Pantry" or the
                              "Company") and First Union Capital Markets Corp.
                    2.1 (1)   Stock Purchase Agreement dated August 26, 1997 by and between PH Holding Corporation ("PH
                              Holding") and Docks U.S.A., Inc.
                    2.2 (1)   Assignment and Assumption Agreement dated October 23, 1997 between PH Holding and The Pantry.
                    3.1 (1)   Restated Certificate of Incorporation of The Pantry, as amended to date.
                    3.2 (2)   Bylaws of The Pantry, as amended to date.
                    4.1 (3)   Indenture, including the form of 12% Senior Note due 2000, dated November 4, 1993 between The
                              Pantry and IBJ Schroder Bank and Trust Company ("IBJ Schroder").
                    4.2 (2)   Supplemental Indenture dated December 4, 1995 between The Pantry and IBJ Schroder.
                    4.3 (1)   Second Supplemental Indenture dated October 23, 1997 among The Pantry, Sandhills and IBJ
                              Schroder.
                    4.4 (1)   Third Supplemental Indenture dated October 23, 1997 between The Pantry, Lil' Champ and IBJ
                              Schroder.
                    4.5 (1)   Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil' Champ (together with
                              Sandhills, the "Guarantors") and United States Trust Company of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007 (including the form of 10 1/4%
                              Senior Subordinated Note due 2007).
                    4.6 (1)   Registration Rights Agreement dated as of October 23, 1997 among The Pantry, the Guarantors,
                              CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp.
                    4.7 (1)   Amended and Restated Registration Rights Agreement dated October 23, 1997 among The Pantry,
                              FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners International, L.P. ("FSEP
                              International"), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P.,
                              and Baseball Partners.
                    4.8 (1)   Amended and Restated Stockholders' Agreement dated October 23, 1997 among The Pantry, FSEP
                              III, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
                              Partners and Peter J. Sodini.
                   10.1 (4)   Stock Purchase Agreement dated November 30, 1995 among The Pantry, FSEP III, FSEP
                              International, Montrose Value Fund Limited Partnership ("MVP"), Montrose Financial No. 6
                              Limited Partnership (Pantry) ("MF#6"), W. Clay Hamner and Wayne M. Rogers.
                   10.2 (5)   Stock Purchase Agreement dated November 30, 1995 among The Pantry, Chase Manhattan Capital
                              Corporation, MVP, MF#6, W. Clay Hamner and Wayne M. Rogers.
                   10.3 (6)   Option Agreement dated November 30, 1995 among The Pantry, MVP and MF#6.
                   10.4 (7)   Commitment dated December 1, 1995 by FSEP III, FSEP International and Chase Manhattan Capital
                              Corporation for the benefit of MVP and MF#6.
                   10.5 (8)   Agreement to Exercise or Assign Option dated December 1, 1995 among The Pantry, FSEP III, FS
                              Holdings, Inc., and Chase Manhattan Capital Corporation.
                   10.6 (9)   Settlement Agreement dated July 16, 1996 among MVP, MF#6, W. Clay Hamner, Wayne M. Rogers,
                              FSEP III, FSEP International, Chase Manhattan Capital Corporation and The Pantry.
                   10.7 (1)   Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
                              International, CB Capital Investors, L.P. and Peter J. Sodini.
                   10.8 (1)   Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
                              International, Chase Manhattan Capital, L.P., and Baseball Partners.
                   10.9 (1)   Stock Pledge Agreement dated October 23, 1997 between Peter J. Sodini and The Pantry.
                   10.10(1)   Secured Promissory Note dated October 23, 1997 between Peter J. Sodini and The Pantry.
                   10.11(1)(10) Employment Agreement between Dennis R. Crook and The Pantry.

     (3)        EXHIBIT NO.                                      DESCRIPTION OF DOCUMENT
                -----------   ---------------------------------------------------------------------------------------------
                   10.12(1)(10) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
                   10.13(1)   Credit Agreement dated as of October 23, 1997 among The Pantry, the financial institutions listed therein (collectively, "Lenders"), First Union National Bank ("First Union"), as
                              administrative agent, and Canadian Imperial Bank of Commerce ("CIBC"), as syndication agent for Lenders.
                   10.14(1)   Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
                   10.15(1)   Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
                   10.16(1)   Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and
                              First Union, as administrative agent.
                   10.17(1)   Collateral Account Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
                   10.18(1)   Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
                              Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R.
                              Cannon, as Trustee, and First Union as Agent.
                   10.19(1)   Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and
                              Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as
                              Agent.
                   10.20(1)   Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
                              Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R.
                              Cannon, as Trustee, and First Union, as Agent.
                   10.21(1)   Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases
                              (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
                   10.22(1)   Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and
                              Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as
                              Agent.
                   10.23(1)   Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing
                              (Florida) dated October 23, 1997 between Lil' Champ and First Union, as Agent.
                   10.24(1)   Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated
                              October 23, 1997 between Lil' Champ and First Union, as Agent.
                   10.25(1)   Form of Subsidiary Guaranty.
                   10.26(1)   Form of Subsidiary Security Agreement.
                   10.27(1)   Form of Subsidiary Pledge Agreement.
                   10.28(1)   Form of Subsidiary Trademark Security Agreement.
                   12.1       Statement re Computation of Earnings to Fixed Charges Ratio.
                   21.1       Subsidiaries of The Pantry.
                   27.1       Financial Data Schedule.

---------------
(1) Incorporated by reference to the exhibit designated by the same number in the Company's Registration Statement on Form S-4 (Registration No. 333-42811).

(2) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the year ended September 28, 1995 (the "1995 Form 10-K").

(3) Incorporated by reference to the exhibit designated by same number in the Company's Registration Statement on Form S-1 (Registration No. 33-72574).

(4) Incorporated by reference to the exhibit designated by exhibit number 10.12 in the Company's 1995 Form 10-K.

(5) Incorporated by reference to the exhibit designated by exhibit number 10.13 in the Company's 1995 Form 10-K.

(6) Incorporated by reference to the exhibit designated by exhibit number 10.14 in the Company's 1995 Form 10-K.

(7) Incorporated by reference to the exhibit designated by exhibit number 10.15 in the Company's 1995 Form 10-K.

(8) Incorporated by reference to the exhibit designated by exhibit number 10.16 in the Company's 1995 Form 10-K.

(9) Incorporated by reference to the exhibit designated by exhibit number 10.1 in the Company's Current Report on Form 8-K dated August 30, 1996.

(10) Represents a management contract or compensation plan arrangement.

(b) Reports on Form 8-K

     (1) On September 5, 1997, the Company filed a Current Report on Form 8-K with respect to the news release announcing that its wholly-owned subsidiary, PH Holding Corporation, had entered into a definitive agreement on August 28, 1997 to acquire Lil' Champ Food Stores, Inc., a wholly-owned subsidiary of Dock U.S.A., Inc.

     (2) On December 19, 1997, the Company filed a Current Report on Form 8-K announcing The Pantry, Inc.'s acquisition of Lil' Champ Food Stores, Inc., a wholly-owned subsidiary of Dock U.S.A., Inc., and certain other related transactions on October 23, 1997.

(c) Financial Statement Schedule

       Schedule I -- Valuation and Qualifying Accounts and Reserves

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE PANTRY, INC.

                                         By: /s/      PETER J. SODINI
                                            ------------------------------------
                                                      PETER J. SODINI
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                         Date: December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                            TITLE                             DATE
------------------------------------------------------  -------------------------------------------   ------------------

                  /s/PETER J. SODINI                    President, Chief Executive Officer            December 19, 1997
                  ------------------                      and Director (Principal Executive
                   PETER J. SODINI                        Officer)

                  /s/WILLIAM T. FLYG                    Senior Vice President and Chief Financial     December 19, 1997
                  ------------------                      Officer
                   WILLIAM T. FLYG                        (Principal Financial Officer)

                 /s/JOSEPH J. DUNCAN                    Controller                                    December 19, 1997
                 -------------------                      (Principal Accounting Officer)
                   JOSEPH J. DUNCAN

                 /s/RONALD P. SPOGLI                    Director                                      December 19, 1997
                 -------------------
                   RONALD P. SPOGLI

                /s/CHARLES P. RULLMAN                   Director                                      December 19, 1997
                ---------------------
                  CHARLES P. RULLMAN

                   /s/JON D. RALPH                      Director                                      December 19, 1997
                   ---------------
                     JON D. RALPH

                 /s/TODD W. HALLORAN                    Director                                      December 19, 1997
                 -------------------
                   TODD W. HALLORAN

              /s/CHRISTOPHER C. BEHRENS                 Director                                      December 19, 1997
              -------------------------
                CHRISTOPHER C. BEHRENS

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF DOCUMENT
-----------   ------------------------------------------------------------------------
   12.1       Computation of Ratio of Earnings to Fixed Charges.
   21.1       Subsidiaries of the Company.
   27.1       Financial Data Schedule.

                                THE PANTRY, INC.

          SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (DOLLARS IN THOUSANDS)

                                                                                             ADDITIONS     DEDUCTIONS
                                                                               BALANCE AT    CHARGED TO        FOR        BALANCE AT
                                                                               BEGINNING     COSTS AND     PAYMENTS OR       END
                                                                               OF PERIOD      EXPENSES     WRITE-OFFS     OF PERIOD
                                                                               ----------    ----------    -----------    ----------
Year ended September 28, 1995:
  Allowance for doubtful accounts...........................................     $  376        $ (125)        $  --        $    251
  Reserve for environmental issues..........................................      1,203         4,356           161           5,720
  Reserve for closed stores.................................................        410           365          (312)            463
  Deferred tax asset valuation allowance....................................         62           511            --             573
                                                                               ----------    ----------    -----------    ----------
                                                                                 $2,051        $5,107         $(151)       $  7,007
                                                                               ----------    ----------    -----------    ----------
                                                                               ----------    ----------    -----------    ----------
Year ended September 26, 1996:
  Allowance for doubtful accounts...........................................     $  251        $  (46)        $ (55)       $    150
  Reserve for environmental issues..........................................      5,720           617          (105)          6,232
  Reserve for closed stores.................................................        463           707          (210)            960
  Deferred tax asset valuation allowance....................................        573         1,209            --           1,782
                                                                               ----------    ----------    -----------    ----------
                                                                                 $7,007        $2,487         $(370)       $  9,124
                                                                               ----------    ----------    -----------    ----------
                                                                               ----------    ----------    -----------    ----------
Year ended September 25, 1997:
  Allowance for doubtful accounts...........................................     $  150        $   --         $  --        $    150
  Reserve for environmental issues..........................................      6,232         1,574            --           7,806
  Reserve for closed stores.................................................        960            --           (10)            950
  Deferred tax asset valuation allowance....................................      1,782           (96)           --           1,686
                                                                               ----------    ----------    -----------    ----------
                                                                                 $9,124        $1,478         $ (10)       $ 10,592
                                                                               ----------    ----------    -----------    ----------
                                                                               ----------    ----------    -----------    ----------