Form 10-Q
period 1997-12-25
PANTRY INC
filed 1998-02-09
CIK 915862

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 25, 1997

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

Common Stock, $0.01 Par Value                            186,029 shares
          (Class)                              (Outstanding at January 30, 1998)

                                THE PANTRY, INC.

                                    Form 10-Q

                                December 25, 1997

                                Table of Contents



Part I - Financial Information

         Item 1.    Financial Statements

                    Consolidated Balance Sheets.......................................2

                    Consolidated Statements of Operations.............................4

                    Consolidated Statements of Cash Flows.............................5

                    Notes to Consolidated Financial Statements........................7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................18

Part II - Other Information

         Item 2.    Changes in Securities and Use of Proceeds........................24

         Item 6.    Exhibits and Reports on Form 8-K.................................24

PART I - FINANCIAL INFORMATION.

ITEM 1.  Financial Statements.


                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                             September 25,     December 25,
                                                 1997             1997
                                               (Audited)       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $   3,347         $  31,822
  Receivables                                     2,101             4,959
  Inventories                                    17,161            35,713
  Prepaid expenses                                1,204             1,992
  Property held for sale                          3,323             1,298
  Deferred income taxes                           1,142             1,142
                                                  ------            -----

    Total current assets                         28,278            76,926
                                                 -------           ------

Property and equipment, net                      77,986           210,373
                                                 -------          -------

Other assets:
  Goodwill, net                                  20,318            70,062
  Deferred lease cost, net                          314               303
  Deferred financing cost, net                    4,578            14,594
  Environmental receivables, net                  6,511             6,511
  Deferred income taxes                             156                 -
  Escrow for Lil' Champ acquisition               4,049                 -
  Other noncurrent assets                           609             4,780
                                                    ----            -----

    Total other assets                           36,535            96,250
                                                 -------           ------

                                              $ 142,799         $ 383,549
                                              ==========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                THE PANTRY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      September 25,     December 25,
                                                                          1997             1997
                                                                        (Audited)       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt                                $      33         $      56
  Current maturities of capital lease obligations                           285             1,312
  Accounts payable:
    Trade                                                                16,035            37,634
    Money orders                                                          3,022             2,647
  Accrued interest                                                        4,592             4,244
  Accrued compensation and related taxes                                  3,323             4,958
  Income taxes payable                                                      296                 -
  Other accrued taxes                                                     2,194             1,155
  Accrued insurance                                                       3,887             6,167
  Other accrued liabilities                                               2,856            12,995
                                                                          ------           ------

    Total current liabilities                                            36,523            71,168
                                                                         -------           ------

Long-term debt                                                          100,305           249,301
                                                                        --------          -------

Other non-current liabilities:
  Environmental reserve                                                   7,806            10,983
  Deferred income taxes                                                       -             7,511
  Capital lease obligations                                                 679            12,149
  Employment obligations                                                  1,341             1,249
  Accrued dividends on preferred stock                                    7,958             2,388
  Other noncurrent liabilities                                            6,060            16,056
                                                                          ------           ------

    Total other non-current liabilities                                  23,844            50,336
                                                                         -------           ------

Shareholders' equity (deficit):
  Preferred stock, $.01 par value, 150,000 shares authorized;
   43,499 issued and outstanding at September 25, 1997 and
   17,500 issued and outstanding at December 25, 1997                         -                 -
  Common stock, $.01 par value, 300,000 shares authorized;
   114,029 issued and outstanding at September 25, 1997 and
   186,029 issued and outstanding at December 25, 1997                        1                 2
  Additional paid in capital                                              5,396            43,116
  Shareholder loan                                                            -              (215)
  Accumulated deficit                                                   (23,270)          (30,159)
                                                                        --------          --------

    Total shareholders' equity (deficit)                                (17,873)           12,744
                                                                        --------           ------

                                                                      $ 142,799         $ 383,549
                                                                      ==========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     THE PANTRY, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                  (Dollars in thousands)



                                                      Three Months Ended
                                                December 26,       December 25,
                                                    1996              1997
                                                 (13 weeks)         (13 weeks)
Revenues:
  Merchandise sales                                $ 47,384          $ 89,360
  Gasoline sales                                     51,838           103,022
  Commissions                                         1,109             2,789
                                                    --------          -------

                 Total revenues                     100,331           195,171
                                                    --------          -------

Cost of sales:
  Merchandise                                        31,504            58,897
  Gasoline                                           46,627            90,909
                                                    --------          -------

                 Total cost of sales                 78,131           149,806
                                                     -------          -------

Gross profit                                         22,200            45,365
                                                     -------           ------

Operating expenses:
  Store expenses                                     14,508            28,165
  General and administrative expenses                 4,083             7,172
  Depreciation and amortization                       2,263             5,151
                                                     -------           ------

                 Total operating expenses            20,854            40,488
                                                     -------           ------

Income from operations                                1,346             4,877
                                                     -------           ------

Other income (expense):
  Interest                                           (3,141)           (5,817)
  Miscellaneous                                          67               439
                                                     -------           ------

                 Total other expense                 (3,074)           (5,378)
                                                     -------           -------

Loss before income taxes and extraordinary item      (1,728)             (501)

Income tax benefit                                      345               412
                                                     -------           ------

Loss before extraordinary item                       (1,383)              (89)

Extraordinary item, net of taxes                         -             (6,800)
                                                   --------            -------

Net loss                                           $ (1,383)         $ (6,889)
                                                   =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     THE PANTRY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                  (Dollars in thousands)

                                                             Three Months Ended
                                                        December 26,     December 25,
                                                           1996              1997
                                                         (13 weeks)       (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $ (1,383)        $ (6,889)

  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Extraordinary loss                                           -            6,800
    Depreciation and amortization                            2,263            5,151
    Change in deferred income taxes                              -             (653)
    (Gain) loss on sale of property and equipment               22             (268)
    Reserves for environmental issues                           15               27
    Reserves for closed stores                                  15                -
    Write-off of property held for sale                          9                -

Changes in operating assets and liabilities, net:
  Receivables                                                 (430)          (1,227)
  Inventories                                                   41             (951)
  Prepaid expenses                                             148              614
  Other noncurrent assets                                      416            3,574
  Accounts payable                                          (2,611)            (335)
  Other current liabilities and accrued expenses            (4,818)          (2,614)
  Employment obligations                                      (193)             (92)
  Other noncurrent liabilities                               1,359            1,927
                                                             ------           -----
Net cash provided by (used in) operating activities         (5,147)           5,064
                                                            -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale                          (50)               -
  Additions to property and equipment                       (1,193)          (5,932)
  Proceeds from sale of property held for sale                  30            2,025
  Proceeds from sale of property and equipment                 136              409
  Acquisitions of related businesses, net of cash
        acquired of $10,487                                     -          (135,605)
                                                            ------         ---------
Net cash used in investing activities                       (1,077)        (139,103)
                                                            -------        ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                THE PANTRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        Three Months Ended
                                                   December 26,     December 25,
                                                       1996              1997
                                                    (13 weeks)       (13 weeks)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases             (76)            (246)
  Principal repayments of long-term debt                 (4)         (56,996)
  Proceeds from issuance of long-term debt                -          200,023
  Proceeds from line of credit                        5,610                -
  Net proceeds from equity issue                        (53)          32,151
  Other financing costs                                 (77)         (12,418)
                                                      ------         --------
Net cash provided by financing activities             5,400          162,514
                                                      ------         --------

NET INCREASE (DECREASE) IN CASH                        (824)          28,475

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          5,338            3,347
                                                      ------           -----

CASH AND CASH EQUIVALENTS, END OF QUARTER           $ 4,514         $ 31,822
                                                    ========        ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                THE PANTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY AND RECENT DEVELOPMENTS:

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ Food Stores, Inc. ("Lil' Champ"), Sandhills, Inc., and PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. See "Note 7 - Supplemental Guarantor Information."

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 25, 1997 and for the three months ended December 25, 1997 and December 25, 1996 are unaudited. References herein to the "Company" shall include all subsidiaries including Lil' Champ, whereas references to the "Pantry" shall not include Lil' Champ. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1997 (the "Company's 10-K"), the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, and the Company's Current Report on Form 8-K dated October 23, 1997.

The results of operations for the three months ended December 25, 1997 and December 25, 1996 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters. On October 23, 1997, the Company acquired all the outstanding shares of Lil' Champ Food Stores, Inc. (the "Lil' Champ Acquisition") and accounted for the acquisition and consolidation under the purchase method; therefore, the consolidated financial statements only include Lil' Champ results of operations since the date of acquisition.

The Company

The Company is a privately-held company and operates approximately 867 convenience stores under the names "The Pantry" in North Carolina, South Carolina, Tennessee, Kentucky, and Indiana or "Lil' Champ" in Florida and Georgia. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Florida, Georgia, Kentucky and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 792 locations, 501 of which sells gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Exxon, Fina, Shell, and Texaco. Since fiscal 1994, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 50% of the Company's total revenues.

On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group") acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. On August 19, 1996, the FS Group and Chase subsequently acquired the remaining 48.1% interest in the Company (approximately 37.0% and 11.1%, respectively) through the purchase of common and preferred stock from certain shareholders. On December 30, 1996, the Company issued and the FS Group purchased additional preferred stock.

Recent Developments

On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.6 million (net of cash acquired), plus the repayment of $10.7 million in outstanding indebtedness of Lil'
Champ. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil Champ's 486 stores are located primarily in northern Florida and Georgia, with 150 stores concentrated in the Jacksonville, Florida area. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of $200.0 million, 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), cash on hand, and the net proceeds from the sale of the Company's common stock, par value $.01 per share to existing stockholders and management of the Company (the "Equity Investment").


The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all current direct and indirect restricted subsidiaries (Sandhills, Inc. and Lil Champ, wholly-owned subsidiaries of the Company) and future direct and indirect restricted subsidiaries (the "Guarantors"). The Senior Subordinated Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to:
(i) incur additional indebtedness; (ii) pay dividends or make distributions;
(iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets.


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


On October 23, 1997, the Company purchased $51.0 million in principal amount of its outstanding Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase (the "Tender Offer"). The Company obtained consents (the "Consent Solicitation") from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in the indenture governing the Senior Notes (the "Senior Notes Indenture"). The Senior Notes Indenture contains covenants including restrictions on the Company's ability to incur additional indebtedness and make acquisitions. The Company obtained consents to, among other things, permit the offering of the Senior Subordinated Notes, the Lil' Champ Acquisition and the New Credit Facility. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes. See "Note 5 - Long -Term Debt."


NOTE 2 - THE LIL' CHAMP ACQUISITION AND PRO FORMA INFORMATION:

The Lil' Champ Acquisition has been accounted for under the purchase method of accounting. Under the purchase method, the total purchase price including direct costs will be allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their respective fair values as of the acquisition date based upon valuations, appraisals, and other studies not yet complete and available. For purposes of these interim financial statements and the notes hereto, (i) the excess of the purchase price including direct costs over the historical net assets of Lil' Champ, $50,135,000, has been considered to be goodwill and other intangible assets, pending the completion of appraisals and other purchase price allocation adjustments and (ii) will be amortized over a weighted-average period of approximately 30 years.

The assets acquired and liabilities assumed related to the Lil' Champ Acquisition are as follows (in thousands):

       Assets Acquired:
                  Receivables                                  $      1,846



                  Inventories                                        17,601
                  Prepaid expenses and other current assets           1,402
                                                               ------------
                  Total current assets acquired                      20,849

                  Property and equipment                            130,949
                  Other noncurrent assets                             3,696
                                                               ------------
                  Total assets acquired                             155,494
                                                               ------------

       Liabilities Assumed:
                  Short-term capital lease obligations         $      1,027
                  Accounts payable and accrued expenses              36,544
                                                               ------------
                  Total current liabilities acquired                 37,571

                  Long-term capital lease obligations                11,716
                  Other noncurrent liabilities                       20,737
                                                               ------------
                  Total liabilities assumed                          70,024
                                                               ------------

       Net tangible assets acquired                                  85,470
       Identifiable and unidentifiable                               50,135
                                                               ------------
                  intangibles
       Total consideration paid including direct costs,
                  net of cash acquired of $10,487              $    135,605
                                                               ============

Pro forma information for the three month periods ended December 26, 1996 and December 25, 1997, assuming the Lil' Champ Acquisition, the refinancing of existing Lil' Champ debt, the issuance of the Senior Subordinated Notes, the Tender Offer and Consent Solicitation, and the Equity Investment occurred at the beginning of each of the periods presented is as follows (in thousands):

                                                  Three Months Ended
                                       December 26,              December 25,
                                           1996                      1997
                                           ----                      ----

     Revenues                           $  229,037                $   234,890
     Loss before extraordinary items        (2,684)                      (619)
     Net loss                               (9,484)                    (7,419)

NOTE 3 - INVENTORIES:

Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                         September 25,     December 25,
                                             1997               1997
                                             ----               ----
       Inventories at FIFO cost:
                  Merchandise          $     16,877      $     33,525
                  Gasoline                    4,969            10,540
                                       --------------    ------------
                                             21,846            44,065
       Less adjustment to LIFO cost:
                  Merchandise                 (4,203)          (7,815)
                  Gasoline                      (482)            (537)
                                       -------------     -------------
       Inventories at LIFO cost        $     17,161      $     35,713
                                       ==============    ============

Inventories at September 25, 1997 do not include the inventories of Lil' Champ. See "Note 1 - The Company and Recent Developments" and "Note 2 - The Lil' Champ Acquisition and Pro Forma Information."

NOTE 4 - ENVIRONMENTAL LIABILITIES AND CONTINGENCIES:

Environmental reserves of $7.8 million and $11.0 million as of September 27, 1997 and December 25, 1997 represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $6.5 million are recorded as long-term environmental receivables.

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

NOTE 5 - LONG-TERM DEBT:

At September 25, 1997 and December 25, 1997, long-term debt consisted of the following (in thousands):

                                                                        September 25,        December 25,
                                                                            1997                 1997
                                                                            ----                 ----
Notes payable ("Senior Notes"); due November
     15, 2000; interest payable semi-annually at 12 1/2%                $       99,995     $        48,995
Notes payable ("Senior Subordinated Notes"); due October
     15, 2007; interest payable semi-annually at 10 1/4%                           -       $       200,000
Other notes and mortgages payable; generally due in monthly
     installments of principal plus interest at various rates and terms            343                 362
                                                                        ---------------    ---------------
                                                                               100,338             249,357
Less - current maturities                                                          (33)                (56)
                                                                        --------------     ---------------
                                                                        $      100,305     $       249,301
                                                                        ==============     ===============

On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of the Senior Subordinated Notes and, in a related transaction, completed the Tender Offer and Consent Solicitation with respect to the Senior Notes. See "Note 1 - The Company and Recent Developments."

The Senior Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Guarantors. The terms of the Senior Notes contain certain covenants restricting the (i) use of proceeds from the offering; (ii) liens on properties; (iii) certain "restricted payments" as defined in the agreement; (iv) the incurrance of additional debt; (v) the sale of assets; (vi) any merger; (vii) consolidation or change in control; (viii) lines of business; and (ix) transactions with affiliates.

The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Guarantors. The Senior Subordinated Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness;
(ii) pay dividends or make distributions; (iii) issue stock of subsidiaries;
(iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets.


NOTE 6 - SHAREHOLDERS' EQUITY:

As described in Note 1 above, on October 23, 1997 in connection with the Lil' Champ Acquisition and related transactions, the Company issued 72,000 shares of Common Stock, par value $0.01, to certain existing shareholders and a member of management for $32.4 million. Prior to the purchase of Common Stock, holders of the Company's Series A Preferred Stock, par value $0.01 per share, contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of the Company. As a result, preferred stock and accrued dividends were each reduced by $260 and $5,570,000, respectively, and additional paid in capital was increased by $5,570,260.

On January 1, 1998, the Company adopted an incentive and non-qualified Stock Option Plan (the "Plan"). Pursuant to the provisions of the Plan, options may be granted to officers, key employees and consultants of the Company or any of its subsidiaries and certain members of the Board of Directors ("BOD") to purchase shares of the Company's common stock. Incentive stock options may only be granted to employees. The Plan is administered by the BOD, or a committee of the BOD. Options are granted at prices determined by the BOD and may be exercisable in one or more installments. Additionally, term and conditions of stock awards granted under the Plan may differ from one grant to another. As of December 25, 1997, no grants have been made under the Plan.

NOTE 7 - SUPPLEMENTAL GUARANTOR INFORMATION:

In connection with the Lil' Champ Acquisition, the Guarantors jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of the Company's obligations under its Senior Subordinated Notes and its Senior Notes Indenture.

Management has determined that separate financial statements of the Guarantors (Lil' Champ and Sandhills, Inc. as of September 25, 1997 and December 25, 1997, and for each of the three months ended December 26, 1996 and December 25, 1997) would not be significant to investors and therefore such financial statements have not been provided. The supplemental schedules shown below include the consolidated financial statements of the Company's "Unrestricted Subsidiary," PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. (together, the "Non-Guarantors"). The following supplemental combining financial statements present information regarding The Pantry, the Guarantors, the Non-Guarantors, and related consolidating entries.

The Company accounts for its wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal consolidating entries eliminate investments in subsidiaries and intercompany balances.

                                THE PANTRY, INC.
                     SUPPLEMENTAL COMBINING BALANCE SHEETS
                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                              The Pantry    Guarantor     Non-Guarantor
                                                               (Issuer)     Subsidiary     Subsidiary      Eliminations     Total
                                                              ----------    ----------    -------------    ------------    --------
ASSETS
Current assets:
  Cash.....................................................    $  2,247      $    279        $   821         $     --      $  3,347
  Receivables, net.........................................       4,056         4,562             30           (6,547)        2,101
  Inventories..............................................      17,161            --             --               --        17,161
  Prepaid expenses.........................................       1,195             6              3               --         1,204
  Property held for sale...................................       3,323            --             --               --         3,323
  Deferred income taxes....................................       1,142            --             --               --         1,142
                                                              ----------    ----------    -------------    ------------    --------
     Total current assets..................................      29,124         4,847            854           (6,547)       28,278
                                                              ----------    ----------    -------------    ------------    --------
Investment in subsidiaries.................................      47,225            --             --          (47,225)           --
                                                              ----------    ----------    -------------    ------------    --------
Property & Equipment, net..................................      77,641            --            345               --        77,986
                                                              ----------    ----------    -------------    ------------    --------
Other assets:
  Goodwill, net............................................      20,318            --             --               --        20,318
  Deferred lease cost, net.................................         314            --             --               --           314
  Deferred financing cost, net.............................       4,578            --             --               --         4,578
  Environmental receivables................................       6,511            --             --               --         6,511
  Deferred income taxes....................................         156            --             --               --           156
  Escrow for Lil' Champ acquisition........................          --            --          4,049               --         4,049
  Intercompany notes receivable............................          --        39,434             --          (39,434)           --
  Other....................................................         534            74              1               --           609
                                                              ----------    ----------    -------------    ------------    --------
     Total other assets....................................      32,411        39,508          4,050          (39,434)       36,535
                                                              ----------    ----------    -------------    ------------    --------
Total assets...............................................    $186,401      $ 44,355        $ 5,249         $(93,206)     $142,799
                                                              ==========    ==========    =============    ============    ========

                                THE PANTRY, INC.
                     SUPPLEMENTAL COMBINING BALANCE SHEETS
                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                              The Pantry    Guarantor     Non-Guarantor
                                                               (Issuer)     Subsidiary     Subsidiary      Eliminations     Total
                                                              ----------    ----------    -------------    ------------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Current maturities of long-term debt.....................    $     17      $     --        $    16         $     --      $     33
  Current maturities of capital lease obligations..........         285            --             --               --           285
  Accounts payable:
     Trade.................................................      16,032             3             --               --        16,035
     Money orders..........................................       3,022            --             --               --         3,022
  Accrued interest.........................................       5,564            --              1             (973)        4,592
  Accrued compensation and related taxes...................       3,322            --              1               --         3,323
  Income taxes payable.....................................         313         1,560            235           (1,812)          296
  Other accrued taxes......................................       2,194            --             --               --         2,194
  Accrued insurance........................................       3,887            --             --               --         3,887
  Other accrued liabilities................................       6,382           113            122           (3,761)        2,856
                                                              ----------    ----------    -------------    ------------    --------
     Total current liabilities.............................      41,018         1,676            375           (6,546)       36,523
                                                              ----------    ----------    -------------    ------------    --------
Long-term debt.............................................     100,168            --            137               --       100,305
                                                              ----------    ----------    -------------    ------------    --------
Other non-current liabilities:
  Environmental expenses...................................       7,806            --             --               --         7,806
  Capital lease obligations................................         679            --             --               --           679
  Employment obligations...................................       1,341            --             --               --         1,341
  Accrued dividends on preferred stock.....................       7,958            --             --               --         7,958
  Intercompany note payable................................      39,434            --             --          (39,434)           --
  Other....................................................       5,870           150             40               --         6,060
                                                              ----------    ----------    -------------    ------------    --------
     Total other non-current liabilities...................      63,088           150             40          (39,434)       23,844
                                                              ----------    ----------    -------------    ------------    --------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock..........................................          --            --             --               --            --
  Common stock.............................................           1            --             --               --             1
  Additional paid-in capital...............................       5,396            25          5,001           (5,026)        5,396
  Retained earnings (deficit)..............................     (23,270)       42,504           (304)         (42,200)      (23,270)
                                                              ----------    ----------    -------------    ------------    --------
     Total shareholders' equity (deficit)..................     (17,873)       42,529          4,697          (47,226)      (17,873)
                                                              ----------    ----------    -------------    ------------    --------
Total liabilities and shareholders equity (deficit)........    $186,401      $ 44,355        $ 5,249         $(93,206)     $142,799
                                                              ==========    ==========    =============    ============    ========


                                THE PANTRY, INC.
                      SUPPLEMENTAL COMBINING BALANCE SHEETS
                                DECEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)


                                                   The Pantry        Guarantor    Non-Guarantor
                                                    (Issuer)        Subsidiaries   Subsidiary       Eliminations         Total
                                                   -------------    ------------  -------------    ---------------   ---------------
ASSETS
Current assets:
  Cash                                                 $ 21,898         $ 9,062          $ 862                $ --          $ 31,822
  Certificates of deposit                                                    --             --                  --                --
  Receivables, net                                        6,374          11,677              4             (13,096)            4,959
  Inventories                                            17,173          18,540             --                  --            35,713
  Prepaid expenses                                          718           1,273              1                  --             1,992
  Property held for sale                                  1,298              --             --                  --             1,298
  Deferred income taxes                                   1,142              --             --                  --             1,142
                                                   -------------    ------------  -------------    ---------------   ---------------
           Total current assets                          48,603          40,552            867             (13,096)           76,926
                                                   -------------    ------------  -------------    ---------------   ---------------

Investment in subsidiaries                               49,706              --             --            (49,706)               --
                                                   -------------    ------------  -------------    ---------------   ---------------

Property & Equipment, net                                79,448         130,581            344                 --           210,373
                                                   -------------    ------------  -------------    ---------------   ---------------

Other assets:
  Goodwill, net                                          20,071          49,991             --                 --            70,062
  Deferred lease cost, net                                  303              --             --                 --               303
  Deferred financing cost, net                           14,594              --             --                 --            14,594
  Environmental receivables                               6,511              --             --                 --             6,511
  Deferred income taxes                                   1,990              --             17             (2,007)               --
  Intercompany notes receivable                              --          39,434          4,075            (43,509)               --
  Other                                                     422           4,357              1                 --             4,780
                                                   -------------    ------------  -------------    ---------------   ---------------
        Total other assets                               43,891          93,782          4,093            (45,516)           96,250
                                                   -------------    ------------  -------------    ---------------   ---------------

Total Assets                                          $ 221,648       $ 264,915        $ 5,304         $ (108,318)        $ 383,549
                                                   =============    ============  =============    ===============   ===============


LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT):
Current liabilities:
  Current maturities of long-term debt                     $ 17            $ 21           $ 18               $ --              $ 56
  Current maturities of capital lease obligations           285           1,027             --                 --             1,312
  Accounts payable:
    Trade                                                15,746          21,888             --                 --            37,634
    Money orders                                          2,366             281             --                 --             2,647
  Accrued interest                                        3,753           2,544              1             (2,054)            4,244
  Accrued compensation and related taxes                  2,960           1,998             --                  --            4,958
  Income taxes payable                                       29           3,445            314             (3,788)              --
  Other accrued taxes                                     1,155              --             --                  --            1,155
  Accrued insurance                                       3,947           2,220             --                  --            6,167
  Other accrued liabilities                              12,369           7,519            122             (7,015)           12,995
                                                   -------------    ------------  -------------    ---------------   ---------------
           Total current liabilities                     42,627          40,943            455            (12,857)           71,168
                                                   -------------    ------------  -------------    ---------------   ---------------

Long-term debt                                          103,431         145,739            131                 --           249,301
                                                   -------------    ------------  -------------    ---------------   ---------------

Other non-current liabilities:
  Environmental expenses                                  7,833           3,150             --                 --            10,983
  Capital lease obligations                                 603          11,546             --                 --            12,149
  Employment obligations                                  1,249              --             --                 --             1,249
  Accrued dividends on preferred stock                    2,388              --             --                 --             2,388
  Deferred income taxes                                      --           9,518             --             (2,007)            7,511
  Intercompany note payable                              43,482             266             --            (43,748)               --
  Other                                                   7,291           8,725             40                  --            16,056
                                                   -------------    ------------  -------------    ---------------   ---------------
           Total other non-current liabilities           62,846          33,205             40            (45,755)           50,336
                                                   -------------    ------------  -------------    ---------------   ---------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                            --              --             --                 --                --
  Common stock                                                2              --             --                 --                 2
  Additional paid-in capital                             43,116              25          5,001             (5,026)           43,116
  Shareholder loan                                         (215)             --                                                (215)
  Retained earnings (deficit)                           (30,159)         45,003           (323)           (44,680)          (30,159)
                                                   -------------    ------------  -------------    ---------------   ---------------
           Total shareholders' equity (deficit)          12,744          45,028          4,678            (49,706)           12,744
                                                   -------------    ------------  -------------    ---------------   ---------------

Total liaibilities and shareholders equity (deficit)  $ 221,648       $ 264,915        $ 5,304         $ (108,318)        $ 383,549
                                                   =============    ============  =============    ===============   ===============

                                THE PANTRY, INC.
                 SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                          The Pantry          Guarantor         Non-Guarantor
                                           (Issuer)          Subsidiaries         Subsidiary       Eliminations           Total
                                         --------------    -----------------    ---------------   ----------------    --------------
Revenues:
  Merchandise sales                           $ 50,880             $ 38,480               $ --               $ --          $ 89,360
  Gasoline sales                                56,830               46,192                 --                 --           103,022
  Commissions                                    1,432                1,357                 --                 --             2,789
                                         --------------    -----------------    ---------------   ----------------    --------------
        Total revenues                         109,142               86,029                 --                 --           195,171
                                         --------------    -----------------    ---------------   ----------------    --------------

Cost of sales:
  Merchandise                                   33,102               25,795                 --                 --            58,897
  Gasoline                                      50,443               40,466                 --                 --            90,909
                                         --------------    -----------------    ---------------   ----------------    --------------
        Total cost of sales                     83,545               66,261                 --                 --           149,806
                                         --------------    -----------------    ---------------   ----------------    --------------

Gross profit                                    25,597               19,768                 --                 --            45,365
                                         --------------    -----------------    ---------------   ----------------    --------------

Operating expenses:
  Store expenses                                19,002               12,489                (60)            (3,266)           28,165
  General and administrative expenses            4,335                2,832                  5                 --             7,172
  Depreciation and amortization                  2,870                2,279                  2                 --             5,151
                                         --------------    -----------------    ---------------   ----------------    --------------
        Total operating expenses                26,207               17,600                (53)            (3,266)           40,488
                                         --------------    -----------------    ---------------   ----------------    --------------

Income from operations                            (610)               2,168                 53              3,266             4,877
                                         --------------    -----------------    ---------------   ----------------    --------------

Equity in earnings of subsidiaries               3,973                   --                 --             (3,973)               --
                                         --------------    -----------------    ---------------   ----------------    --------------

Other income (expense):
  Interest expense                              (4,148)              (2,747)                (3)             1,081            (5,817)
  Miscellaneous                                    284                4,465                  6             (4,316)              439
                                         --------------    -----------------    ---------------   ----------------    --------------

        Total other expense                     (3,864)               1,718                  3             (3,235)           (5,378)
                                         --------------    -----------------    ---------------   ----------------    --------------

Loss before income taxes and extraordinary        (501)               3,886                 56             (3,942)             (501)
  item

Income tax benefit (expense)                       412               (1,387)               (75)             1,462               412
                                         --------------    -----------------    ---------------   ----------------    --------------

Loss before extraordinary item                     (89)               2,499                (19)            (2,480)              (89)

Extraordinary item, net of taxes                 6,800                   --                 --                 --             6,800
                                         --------------    -----------------    ---------------   ----------------    --------------

Net income (loss)                             $ (6,889)             $ 2,499              $ (19)          $ (2,480)         $ (6,889)
                                         ==============    =================    ===============   ================    ==============

                                THE PANTRY, INC.
                 SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                       The Pantry          Guarantor         Non-Guarantor
                                        (Issuer)           Subsidiary          Subsidiary         Eliminations           Total
                                      --------------    -----------------    ---------------    -----------------    --------------
Revenues:
  Merchandise sales                        $ 47,384                 $ --               $ --                 $ --          $ 47,384
  Gasoline sales                             51,838                   --                 --                   --            51,838
  Commissions                                 1,109                   --                 --                   --             1,109
                                      --------------    -----------------    ---------------    -----------------    --------------
        Total revenues                      100,331                   --                 --                   --           100,331
                                      --------------    -----------------    ---------------    -----------------    --------------

Cost of sales:
  Merchandise                                31,504                   --                 --                   --            31,504
  Gasoline                                   46,627                   --                 --                   --            46,627
                                      --------------    -----------------    ---------------    -----------------    --------------
        Total cost of sales                  78,131                   --                 --                   --            78,131
                                      --------------    -----------------    ---------------    -----------------    --------------

Gross profit                                 22,200                   --                 --                   --            22,200
                                      --------------    -----------------    ---------------    -----------------    --------------

Operating expenses:
  Store expenses                             17,579                   --                (81)              (2,990)           14,508
  General and administrative expenses         4,060                   18                  5                   --             4,083
  Depreciation and amortization               2,258                    3                  2                   --             2,263
                                      --------------    -----------------    ---------------    -----------------    --------------
        Total operating expenses             23,897                   21                (74)              (2,990)           20,854
                                      --------------    -----------------    ---------------    -----------------    --------------

Income from operations                       (1,697)                 (21)                74                2,990             1,346
                                      --------------    -----------------    ---------------    -----------------    --------------

Equity in earnings of subsidiaries            3,926                   --                 --               (3,926)               --
                                      --------------    -----------------    ---------------    -----------------    --------------

Other income (expense):
  Interest expense                           (3,932)                  --                 (4)                 795            (3,141)
  Miscellaneous                                 (24)               3,831                 45               (3,785)               67
                                      --------------    -----------------    ---------------    -----------------    --------------

        Total other expense                  (3,956)               3,831                 41               (2,990)           (3,074)
                                      --------------    -----------------    ---------------    -----------------    --------------

Loss before income taxes                     (1,727)               3,810                115               (3,926)           (1,728)

Income tax benefit (expense)                    345               (1,295)               (35)               1,330               345
                                      --------------    -----------------    ---------------    -----------------    --------------

Net loss                                   $ (1,382)             $ 2,515               $ 80             $ (2,596)         $ (1,383)
                                      ==============    =================    ===============    =================    ==============

                                THE PANTRY, INC.
                 SUPPLEMENTAL COMBINING STATEMETS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                                        The Pantry      Guarantor         Non-Guarantor
                                                         (Issuer)      Subsidiaries        Subsidiary      Eliminations    Total
                                                        ----------     ------------       -------------    ------------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      (6,889)         2,499                  (19)    (2,480)      (6,889)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Extraordinary loss                                           6,800             --                   --         --        6,800
  Depreciation and amortization                                2,870          2,280                    1         --        5,151
  Provision for deferred income taxes                           (636)            --                  (17)        --         (653)
  (Gain) loss on sale of property and equipment                 (190)           (78)                  --         --         (268)
  Provision for environmental expenses                            27             --                   --         --           27
  Equity earnings of affiliates                               (2,480)            --                   --      2,480           --
Changes in operating assets and liabilities, net:
  Receivables                                                 (2,533)        (5,269)                  26      6,549       (1,227)
  Inventories                                                    (12)          (939)                  --         --         (951)
  Prepaid expenses                                               477            135                    2         --          614
  Other noncurrent assets                                        140          3,460                  (26)        --        3,574
  Accounts payable                                              (942)           607                   --         --         (335)
  Other current liabilities and accrued expenses               2,551          1,068                   78     (6,311)      (2,614)
  Employment obligations                                         (92)            --                   --         --          (92)
  Other noncurrent liabilities                                 1,392            773                   --       (238)       1,927
                                                           ----------     ----------         ------------  -----------     -----
Net cash provided by operating activities                        483          4,536                   45         --        5,064
                                                           ----------     ----------         ------------  -----------     -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (4,110)        (1,822)                  --         --       (5,932)
  Proceeds from sale of property held for sale                 2,025             --                   --         --        2,025
  Proceeds from sale of property and equipment                   273            136                   --         --          409
  Intercompany notes receivable (payable)                      4,048         (4,048)                  --         --           --
  Acquisitions of related businesses                              --        (135,605)                 --         --     (135,605)
                                                           ----------     ----------         ------------  -----------     -----
Net cash used by investing activities                          2,236       (141,339)                  --         --     (139,103)
                                                           ----------     ----------         ------------  -----------     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases                      (76)          (170)                  --         --         (246)
  Principal repayments of long-term debt                     (56,992)            --                   (4)        --      (56,996)
  Proceeds from issuance of long-term debt                    54,267        145,756                   --         --      200,023
  Net proceeds from equity issue                              32,151             --                   --         --       32,151
  Other financing costs                                      (12,418)            --                   --         --      (12,418)
                                                           ----------     ----------         ------------  -----------     -----
Net cash provided by financing activities                     16,932        145,586                   (4)        --      162,514
                                                           ----------     ----------         ------------  -----------     -----

NET INCREASE (DECREASE) IN CASH                               19,651          8,783                   41         --       28,475

CASH & CASH EQUIVALENTS, BEG. OF YEAR                          2,247            279                  821         --        3,347
                                                           ----------     ----------         ------------  -----------     -----

CASH & CASH EQUIVALENTS, END OF YEAR                          21,898          9,062                  862         --       31,822
                                                           ==========     ==========         ============  ===========     =====

                                THE PANTRY, INC.
                 SUPPLEMENTAL COMBINING STATEMETS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                           The Pantry  Guarantor     Non-Guarantor
                                                            (Issuer)  Subsidiary      Subsidiary       Eliminations  Total
                                                           ---------- ----------     -------------     ------------  -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      (1,383)       2,515                 81          (2,596)    (1,383)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                2,258            3                  2              --      2,263
  (Gain) loss on sale of property and equipment                   22           --                 --              --         22
  Provision for environmental expenses                            15           --                 --              --         15
  Provision for closed stores                                     15           --                 --              --         15
  Write-off of property held for sale                              9           --                 --              --          9
  Equity earnings of affiliates                               (2,595)          --                 --           2,595         --
Changes in operating assets and liabilities, net:
  Receivables                                                   (420)         113                 (9)           (114)      (430)
  Inventories                                                     41           --                 --              --         41
  Prepaid expenses                                               143            3                  2              --        148
  Other noncurrent assets                                        412            3                  1              --        416
  Accounts payable                                            (2,611)          --                 --              --     (2,611)
  Other current liabilities and accrued expenses              (4,901)         (65)                33             115     (4,818)
  Employment obligations                                        (193)          --                 --              --       (193)
  Other noncurrent liabilities                                 1,358           --                  1              --      1,359
                                                           ----------  ----------       -------------     ----------     -------
Net cash provided by operating activities                     (7,830)       2,572                111              --     (5,147)
                                                           ----------  ----------       -------------     ----------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale                            (15)          --                 (5)            (30)       (50)
  Additions to property and equipment                         (1,191)          (1)                (1)             --     (1,193)
  Proceeds from sale of property held for sale                    --           --                 --              30         30
  Proceeds from sale of property and equipment                   136           --                 --              --        136
  Intercompany notes receivable (payable)                      2,660       (2,660)                --              --         --
                                                           ----------  ----------       -------------     ----------     -------
Net cash used by investing activities                          1,590       (2,661)                (6)             --     (1,077)
                                                           ----------  ----------       -------------     ----------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases                      (76)          --                 --               --        (76)
  Proceeds from line of credit, net                            5,610           --                 --               --      5,610
  Principal repayments of long-term debt                          --           --                 (4)              --         (4)
  Net proceeds from equity issue                                 (53)          --                 --               --        (53)
  Other financing costs                                          (77)          --                 --               --        (77)
                                                           ----------  ----------       -------------     ----------     -------
Net cash provided by financing activities                      5,404           --                 (4)              --      5,400
                                                           ----------  ----------       -------------     ----------     -------

NET INCREASE (DECREASE) IN CASH                                 (836)         (89)               101               --       (824)

CASH & CASH EQUIVALENTS, BEG. OF YEAR                          1,513          135              3,690               --      5,338
                                                           ----------  ----------       -------------     ----------     -------

CASH & CASH EQUIVALENTS, END OF YEAR                             677           46              3,791               --      4,514
                                                           ==========  ==========       =============     ===========    =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in such forward-looking statements and are subject to risks including, but not limited to, those identified in the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998 and Form S-1 filed with the Securities and Exchange Commission on February 11, 1994.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in the Company's 10-K, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, and the Company's Current Report on Form 8-K dated October 23, 1997.

Recent Developments

On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.6 million (net of cash acquired), plus the repayment of $10.7 million in outstanding indebtedness of Lil'
Champ, and consummated certain other related transactions. The acquisition was funded by a combination of Senior Subordinated Notes, cash on hand, and an additional equity investment by the FS Group, Chase and a member of management (see "PART I. Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 2 - The Lil' Champ Acquisition and Pro forma Results" and "PART II. Item 2. Changes in Securities and Use of Proceeds"). Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil' Champ's 486 stores are located primarily in northern Florida and Georgia, with approximately 150 stores concentrated in the Jacksonville, Florida area. Like The Pantry, Lil' Champ stores offer a broad selection of affordable, high quality merchandise and services. Self-service gasoline is sold at 432 Lil' Champ stores, 200 of which sell gasoline under brand names including BP, Chevron, Fina, and Texaco. In addition, Lil' Champ has developed a food service operation which includes 45 in-store quick service restaurants offering national brands such as Taco Bell, A&W Root Beer, Long John Silver's and Pizza Hut. The combination of The Pantry and Lil' Champ has created one of the largest independent convenience store chains in the United States (based on number of stores) with 867 stores located primarily in the Southeast.

The Lil' Champ Acquisition is consistent with management's strategic goal to continue to capitalize on and enhance the Company's position as a leading convenience store retailer in the Southeast. Over the last two years, the Company's senior management team has increased management depth to facilitate the Company's Southeastern growth plans.

As early as October 23, 1997, management began to implement positive improvements in the operations of Lil' Champ. The new management team at Lil' Champ, led by Peter J. Sodini and other Pantry executives, began implementing specific strategies intended to (i) facilitate the integration of Lil' Champ into the Pantry consolidated group, (ii) enhance field operations and reduce store operating costs, (iii) improve management reporting, (iv) improve corporate expense and cash controls, (v) enhance in-store merchandising, and
(vi) renegotiate merchandise and gasoline supplier contracts. For example, field and store operations have been restructured by reducing management and maintenance positions by a total of 28 while at the same time (i) strengthening the group and reporting relationships, (ii) introducing improved wage and incentive plans, (iii) reducing store overtime from 37.4 hours to 27.9 hours per store per week, and (iv) reducing the reporting time for workers' compensation claims from 21.1 to 1.1 days.

Despite the attention given to the Lil' Champ Acquisition and the above activities, both the Pantry and Lil' Champ operations were able to report material increases in income from operations and EBITDA (as defined herein) for the quarter and two month period ended December 25, 1997, respectively, when compared to the same periods in the prior year (see "Results of Operations").

For a more detailed discussion of Lil' Champ's operations and its impact on The Pantry, refer to the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998 and the Company's Current Report on Form 8-K dated October 23, 1997.

Results of Operations
         Impact of Lil' Champ Acquisition. The Lil' Champ Acquisition and related transactions have had a material impact on the Company's financial condition and results of operations since the date of acquisition. The Consolidated Statements of Operations for the three month period ended December 25, 1997 discussed herein include Lil' Champ operations for the two months from October 23, 1997 to December 25, 1997. Due to the method of accounting for the Lil' Champ Acquisition, the Consolidated Balance Sheets as of September 25, 1997 and the Consolidated Statements of Operations for the three month period ended December 26, 1996 do not include the assets, liabilities, and results of operations of Lil' Champ.

         For the above reasons and in an effort to provide information, set forth below are selected unaudited financial and operating data of the Company (including Lil' Champ 1997 results), the Company excluding Lil' Champ results (as previously defined, the "Pantry"), and Lil' Champ. This information is provided on an interim basis for the current fiscal year and is intended to aid in the discussion of Lil' Champ and Pantry results. Amounts are in millions, except store operating data and ratios.

                                             Selected Operating Results for the Period Ended December 25, 1997
                                       Consolidated(a)                 The Pantry(a)                   Lil' Champ(a)
                                 1996(a)           1997             1996            1997          1996(a)           1997
                                 -------           ----             ----            ----          -------           ----
 Income Statement Data:          (13 weeks)      (13 weeks)      (13 weeks)      (13 weeks)       (9 weeks)      (9 weeks)
 Revenues:
   Merchandise Sales             $    47.4        $    89.4       $   47.4       $   50.9        $ 37.7          $   38.5
   Gasoline Sales                     51.8            103.0           51.8           56.8          50.2              46.2
   Commissions                         1.1              2.8            1.1            1.4           1.5               1.4
                                     -----            -----           ----           ----          ----              ----
 Total Revenues                      100.3            195.2          100.3          109.1          89.4              86.1

 Cost of Sales:
   Merchandise                        31.5             58.9           31.5           33.1          24.9              25.8
   Gasoline                           46.6             90.9           46.6           50.4          46.0              40.5
                                     -----            -----          -----          -----         -----              ----
 Gross Profit                         22.2             45.4           22.2           25.6          18.5              19.8
 Income from operations                1.3              4.9            1.3            2.7           1.5               2.2
 Interest expense                      3.1              5.8

 Other Financial Data:
 EBITDA (b)                      $     3.7        $    10.5      $     3.7       $    5.9        $  3.5          $    4.5

 EBITDA/interest expense               1.2x             1.8x

 Store Operating Data:
 Number of stores (end of
period)                                374              876            374            381           498               486
 Same store sales growth (c):
   Merchandise                        11.2 %            3.3 %         11.2 %          3.6 %         n/a               3.0 %
   Gasoline gallons                   (1.1)%            3.3 %         (1.1)%          7.9 %         n/a              (1.6)%
 Merchandise gross margin             33.5 %           34.1 %         33.5 %         35.0 %        34.0 %            33.0 %
 Gasoline gallons sold (in
millions)                             41.3             87.5           41.3           49.0          39.0              38.5
 Average retail gasoline         $    1.25        $    1.18       $   1.25      $    1.16       $  1.29         $    1.20
price per gallon
 Average gasoline gross
profit per gallon (in cents)         12.59 c          13.83 c        12.59 c        13.06 c       10.77 c           14.81 c
-------------------------

(a) The selected operating results in the first two columns include the consolidated accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ, Sandhills, Inc., and PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. Due to the method of accounting for the Lil' Champ Acquisition, the consolidated operating results for the quarter ended December 26, 1996 do not include Lil' Champ results and include only nine weeks of Lil' Champ operating results for the quarter ended December 25, 1997. For purpose of review and comparison, this table shows consolidated results, Pantry results, and Lil' Champ results separately and presents Lil' Champ results for the nine weeks ended December 26, 1996 and December 25, 1997.

(b) "EBITDA" represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss.

(c) The stores included in calculating "same store sales growth" are Pantry and Lil' Champ stores that were in operation for both the 1996 and 1997 first fiscal quarters (both thirteen weeks) and the nine weeks ended December 26, 1996 and December 25, 1997, respectively. For consolidated "same store sales growth," Lil' Champ "same store sales growth" volume data was added to Pantry volume data.

         Gross Revenues. Total revenues for the three month period ended December 25, 1997 (the "first fiscal quarter 1998") increased $94.8 million over the comparable period ended December 26, 1996 (the "first fiscal quarter 1997"). The increase in total revenues is primarily attributable to Lil' Champ revenues of $86.1 million for the two month period ended December 25, 1997, the revenue from stores acquired in the second half of fiscal year 1997, and same store sales growth.

         Merchandise Revenue. Total merchandise revenue for the first fiscal quarter 1998 increased $42.0 million over the first fiscal quarter 1997. The increase in merchandise revenues is primarily attributable to Lil' Champ merchandise revenues of $38.5 million for the two month period ended December 25, 1997, the revenue from stores acquired in the second half of fiscal year 1997, and same store sales growth. The Pantry locations and Lil' Champ locations same store merchandise revenues for the three and two month periods ended December 25, 1997 increased 3.6% and 3.0% over the comparable periods in 1996, respectively. Overall same store merchandise sales growth was 3.3% (see footnote [c] to the table above). Same store sales increases at the Pantry locations are primarily attributable to more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Same store sales increases at Lil' Champ locations are primarily attributable to store merchandising, increases in food service sales, and promotional activity.

         Gasoline Revenue and Gallons. Total gasoline revenue for the first fiscal quarter 1998 increased $51.2 million over the first fiscal quarter 1997. The increase in gasoline revenues is primarily attributable to Lil' Champ gasoline revenues of $46.2 million for the two month period ended December 25, 1997, the revenue from stores acquired in the second half of fiscal year 1997, and same store gallon sales growth. Overall gasoline revenue growth was partially offset by lower average gasoline retail prices in the first fiscal quarter 1998 versus the first fiscal quarter 1997.

         Total gasoline gallons increased 46.2 million gallons over the first fiscal quarter 1997, 38.5 million of which is attributable to Lil' Champ volume. Pantry locations and Lil' Champ locations same store gasoline gallon sales for the three and two month periods ended December 25, 1997 increased 7.9% and decreased 1.6% over the comparable periods in 1996, respectively. Overall same store gallon sales growth was 3.3% (see footnote [c] to the table above). Same store gallon increases at Pantry locations are primarily attributable to more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance. Same store gallon decreases at Lil' Champ locations are primarily attributable to general gasoline conditions and relatively inclement weather in Florida and coastal Georgia during the two month period ended December 25, 1997.

         Commission Revenue. Total commission revenue for the first fiscal quarter 1998 increased $1.7 million over the first fiscal quarter 1997. The increase in commission revenues is attributable to Lil' Champ revenues of $1.4 million for the two month period ended December 25, 1997 and the revenue from stores acquired in the second half of fiscal year 1997. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

         Total Gross Profit. Total gross profit for the first fiscal quarter 1998 increased $23.2 million over the first fiscal quarter 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $19.8 million for the two month period ended December 25, 1997 and an increase of $3.4 million in gross profit for Pantry operations. The increase in Pantry location gross profits is primarily attributable to the gross profit from stores acquired in the second half of fiscal year 1997, same store volume growth, and higher merchandise gross margin and gasoline gross profit per gallon.

         Merchandise Gross Margin. The merchandise gross margin increase from 33.5% for the first fiscal quarter 1997 to 34.1% for the first fiscal quarter 1998 is attributable to changes in merchandise mix at Pantry locations and the addition of several higher average margin Pantry locations acquired in the coastal Carolinas. The margin increase was offset by the lower merchandise gross margin at Lil' Champ locations.

         Gasoline Gross Profit Per Gallon. The gasoline gross profit per gallon increase from $0.126 for the first fiscal quarter 1997 to $0.138 in the first fiscal quarter 1998 is the result of general gasoline market conditions including lower wholesale gasoline costs for the Company.


         Store Operating and General and Administrative Expenses. Store operating expenses for the first fiscal quarter 1998 increased $13.7 million over the first fiscal quarter 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $12.5 million for the two month period ended December 25, 1997 and the personnel and lease expenses associated with the stores acquired in the second half of fiscal year 1997.

         General and administrative expenses for the first fiscal quarter 1998 increased $3.1 million over the first fiscal quarter 1997. The increase in general and administrative expenses is primarily attributable to Lil' Champ expenses of

$2.8 million for the two month period ended December 25, 1997. General and administrative expenses decreased as a percentage of merchandise sales.

         Income from Operations. Income from operations for the first fiscal quarter 1998 increased $3.6 million over the first fiscal quarter 1997. The increase is primarily attributable to Lil' Champ income from operations of $2.2 million and to an increase of $1.4 million in income from Pantry operations. The increase in income from Pantry operations is primarily attributable to the earnings from stores acquired in the second half of fiscal year 1997, same store volume increases, and increased margins discussed above.

         Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss. EBITDA for the first fiscal quarter 1998 increased $6.8 million over the first fiscal quarter 1997. The increase is attributable to Lil' Champ EBITDA of $4.5 million for the two month period ended December 25, 1997 and an increase of $2.3 million in EBITDA for Pantry operations. The Pantry increase is attributable to the items discussed above, as well as gains on the sale of assets and other miscellaneous income.

         EBITDA is not a measure of performance under generally accepted accounting principles, and should not be a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included information concerning EBITDA as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance.

         Interest Expense (see "Liquidity and Capital Resources; Long-Term Debt"). Interest expense is primarily interest on the Company's Senior and Senior Subordinated Notes. Interest expense increased $2.7 million for the first fiscal quarter 1998 over the first fiscal quarter 1997 and is attributable to interest on the Senior Subordinated Notes, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of the Senior Notes.

         Extraordinary Loss. The Company recognized an extraordinary loss, net of taxes, of approximately $6.8 million in connection with the Tender Offer and Consent Solicitation. The loss is the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the Senior Notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the Senior Notes.

Liquidity and Capital Resources

         Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its New Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by (used in) operating activities for the first fiscal quarters 1997 and 1998 totaled ($5.1) million and $3.8 million, respectively. The Company also had $31.8 million of cash and cash equivalents on hand at December 25, 1997.

         Line and Letter of Credit Facility. On October 23, 1997, to supplement cash on hand and cash provided by operating activities, the Company entered into a new bank credit facility. The New Credit Facility consists of a $45.0 million revolving credit facility and a $30.0 million acquisition facility (see "PART I.
- Item 1. Financial Statements - Notes to Consolidated Financial Statements -
Note 1 - The Company and Recent Developments - Recent Developments"). The revolving credit facility is available to fund working capital and for the issuance of standby letters of credit. The acquisition facility is available to fund future acquisitions of related businesses. As of December 25, 1997, there were no borrowings outstanding under either the working capital line of credit or the acquisition facility. As of December 25, 1997, approximately $11.8 million of letters of credit were issued under the standby letter of credit facility.

         The Lil' Champ Acquisition. On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.6 million (net of cash acquired), plus the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of $200.0 million Senior Subordinated Notes, cash on hand, and the net proceeds from the sale of the Company's common stock, par value $.01 per share to existing stockholders and management of the Company.

         On October 23, 1997 and in connection with the Lil' Champ Acquisition, the Company purchased $51.0 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase. The Company obtained consents from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in Senior Notes Indenture. The consideration paid in respect of validly delivered consents was

1 3/4% of the principal amount of the Senior Notes. The Company recognized an extraordinary loss, net of taxes, of approximately $6.8 million in connection with the Tender Offer and Consent Solicitation. See "Results of Operations."

         Capital Expenditures. Capital expenditures, excluding the Lil' Champ Acquisition, for the first fiscal quarters 1997 and 1998 were approximately $1.2 million and $5.9 million, respectively. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development and expenditures to comply with regulatory statutes, including those related to the environment. The Company finances substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, and asset dispositions. In the first fiscal quarter 1998, the Company has received approximately $4.1 million in sale-leaseback and other reimbursements. As a result, net capital expenditures for the first fiscal quarter 1998 were $1.8 million. It is anticipated that any future acquisition activity will be financed by a combination of (i) cash flow from operations, (ii) a sale-leaseback program or similar lease activity, and (iii) the Company's new acquisition facility.

         Long-Term Debt. At December 25, 1997, The Company's long-term debt consisted primarily of $49 million of the Senior Notes and $200 million of the Senior Subordinated Notes (together with the Senior Notes; the "Notes"). The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15.

         The Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transaction with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. See "PART I. - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1 - The Company and Recent Developments" and "Note 5 - Long-term Debt."

         Cash Flows from Financing Activities. The Lil' Champ Acquisition price, the refinancing of existing Lil' Champ debt, the Tender Offer, and all related fees and expenses were financed with the proceeds from the offering of $200.0 million Senior Subordinated Notes, cash on hand, and the net proceeds of approximately $32.2 million from the sale to existing stockholders and management of the Company of an additional 72,000 shares of the Company's common stock, par value $.01 per share. See "PART I. - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1 - The Company and Recent Developments" and "PART II. - Item 2. Changes in Securities and Use of Proceeds."

         Shareholders' Equity. As of December 25, 1997, the Company's shareholders' equity totaled $12.7 million. The increase in shareholders' equity of $30.6 million is attributed to the proceeds from the sale of additional common stock and the contribution of all outstanding shares of Series A Preferred Stock and related accrued dividends (see "PART I. - Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 1 - The Company and Recent Developments" and "Note 6 - Shareholders' Equity"), which was partially offset by the Company's net loss of $6.9 million for the three months ended December 25, 1997.

         The value of additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of the Company's predecessor which resulted in a debit to common stock of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in the Company by its shareholders. Additionally, the accumulated deficit includes the cumulative effect of (i) the accrued dividends on previously outstanding preferred stock of $5.0 million, (ii) the accrued dividends on current outstanding Series B Preferred Stock of $2.4 million, (iii) the net cost of equity transactions and (iv) the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the Senior Notes.

         Environmental Considerations. The Company is subject to various federal, state and local environmental laws. Federal, state, and local regulatory agencies have adopted regulations governing underground petroleum storage tanks ("USTs") that require the Company to make certain expenditures for compliance. Regulations enacted by the EPA in 1988 established requirements for
(i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. UST systems upgrading consists of installing and employing leak detection equipment and systems, upgrading UST systems for corrosion protection and installing overfill/spill prevention devices.

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

             The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $5.5 million of capital expenditures for these purposes over the next twelve months. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.

         All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide coverage for taking corrective action and compensating third parties in the event of a release from its UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina, Florida, Georgia, Tennessee and Kentucky. The coverage afforded by each state fund varies but generally provides for up to $1 million per site for the cleanup of environmental contamination, and most provide coverage for third party liability subject to applicable deductibles. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending generally on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. Reimbursements from state trust funds will be dependent upon the continued maintenance and solvency of the various funds.

         Cash Requirements. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, new equity issued and sold on October 23, 1997 in connection with the Lil' Champ Acquisition and related transactions, short-term borrowing for seasonal working capital, permitted borrowings under the Company's acquisition facility and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service through fiscal 1998.

PART II - Other Information.

Item 2. Changes in Securities and Use of Proceeds.
                  As previously reported, the Company entered into certain transactions related to the acquisition of Lil' Champ, part of which included the sale of securities by the Company which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). On October 23, 1997, the Company sold 72,000 shares of Common Stock to the FS Group, Chase and Peter J. Sodini for an aggregate purchase price of $32.4 million. No underwriter was engaged in connection with the foregoing sales of equity securities.

                  On October 23, 1997, the Company issued and sold the Senior Subordinated Notes in the aggregate principal amount of $200.0 million to CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp. (the "Initial Purchasers") in a private placement transaction not registered under the Securities Act. The Initial Purchasers subsequently resold the Senior Subordinated Notes to (i) "qualified institutional buyers" (in reliance on Rule 144A under the Securities
         Act) and (ii) non-U.S. persons outside the United States (in reliance on Regulation S under the Securities Act). In connection with the issuance and sale of the Senior Subordinated Notes, the Company and the Initial Purchasers entered into the Exchange Offer Registration Rights Agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective within 150 days of the date of issuance of the Senior Subordinated Notes with respect to an offer to exchange its 10 1/4% Senior Subordinated Notes due October 15, 2007 which would be registered under the Securities Act (the "Exchange Notes"), for the outstanding Senior Subordinated Notes. The form and terms of the Exchange Notes are the same as the form and terms of the Senior Subordinated Notes in all material respects. On January 8, 1998, the Company's registration statement on Form S-4 registering the Exchange Notes under the Securities Act was declared effective by the Securities and Exchange Commission.

                  On October 23, 1997, the Company consummated the Tender Offer, whereby it purchased $51.0 million in principal amount of Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase. The Company obtained consents from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in the Senior Notes Indenture. The Senior Notes Indenture contains covenants including the restrictions on the Company's ability to incur additional indebtedness and make acquisitions. The Company obtained consents to, among other things, permit the offering of the Senior Subordinated Notes, the Lil' Champ Acquisition and the New Credit Facility. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes for which consents have been validly delivered. The related terms of the consents were outlined and executed on October 23, 1997 with the execution of a Second and Third Supplemental Indenture.

                  Sales of the securities to the above parties were made in reliance upon Section 4(2) of the Securities Act as transactions not involving any public offering. Each of the above parties who purchased securities from the Company were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  10.1 The Pantry, Inc. 1998 Stock Option Plan adopted January 1, 1998.
                  27.1   Financial Data Schedule.
         (b)      Reports on Form 8-K.
                  On December 19, 1997, the Company filed a Current Report on Form 8-K reporting The Pantry, Inc.'s acquisition of Lil' Champ Food Stores, Inc., a wholly-owned subsidiary of Dock U.S.A., Inc., and certain other related transactions on October 23, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE PANTRY, INC.

Date: February 9, 1998     By:  \s\ William T. Flyg
                              ---------------------
                           William T. Flyg
                           Senior Vice President Finance and Secretary
                           (Authorized Officer and Principal Financial Officer)

         EXHIBIT INDEX

Exhibit No.   Description of Document
-----------   -----------------------

    10.1      The Pantry, Inc. 1998 Stock Option Plan adopted January 1, 1998.

    27.1      Financial Data Schedule.