Form 10-Q
period 1998-03-26
PANTRY INC
filed 1998-05-11
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549




                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended March 26, 1998



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



  Common Stock, $0.01 Par Value           186,029 shares
  (Class)                         (Outstanding at May 11, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.



                                   FORM 10-Q

                                MARCH 26, 1998


                               TABLE OF CONTENTS


Part I -- Financial Information

    Item 1. Financial Statements

       Consolidated Balance Sheets..........................................2

             Consolidated Statements of Operations..........................4

             Consolidated Statements of Cash Flows..........................5

             Notes to Consolidated Financial Statements.....................6

             Supplemental Guarantor Information............................10

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations.............................................................21

Part II -- Other Information

    Item 6. Exhibits and Reports on Form 8-K...............................30

                        PART I - FINANCIAL INFORMATION.

Item 1. Financial Statements.
                               THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                            (Dollars in thousands)



                                                September 25,      March 26,
                                                     1997            1998
                                               ---------------   ------------
                                                  (Audited)       (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents .................       $  3,347        $ 28,544
 Receivables, net ..........................          2,101           5,987
 Inventories ...............................         17,161          36,589
 Prepaid expenses ..........................          1,204           1,727
 Property held for sale ....................          3,323           3,946
 Deferred income taxes .....................          1,142           1,142
                                                   --------        --------
   Total current assets ....................         28,278          77,935
                                                   --------        --------
Property and equipment, net ................         77,986         224,389
                                                   --------        --------
Other assets:
 Goodwill, net .............................         20,318          70,173
 Deferred lease cost, net ..................            314             292
 Deferred financing cost, net ..............          4,578          13,989
 Environmental receivables, net ............          6,511           8,229
 Deferred income taxes .....................            156              --
 Escrow for Lil' Champ acquisition .........          4,049              --
 Other non-current assets ..................            609           2,988
                                                   --------        --------
   Total other assets ......................         36,535          95,671
                                                   --------        --------
Total assets ...............................       $142,799        $397,995
                                                   ========        ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                            (Dollars in thousands)



                                                                  September 25,      March 26,
                                                                       1997            1998
                                                                 ---------------   ------------
                                                                    (Audited)       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt ........................      $      33       $      56
 Current maturities of capital lease obligations .............            285           1,312
 Accounts payable:
   Trade .....................................................         16,035          38,410
   Money orders ..............................................          3,022           3,603
 Accrued interest ............................................          4,592          10,873
 Accrued compensation and related taxes ......................          3,323           5,761
 Income taxes payable ........................................            296              --
 Other accrued taxes .........................................          2,194           1,433
 Accrued insurance ...........................................          3,887           5,435
 Other accrued liabilities ...................................          2,856          10,190
                                                                    ---------       ---------
   Total current liabilities .................................         36,523          77,073
                                                                    ---------       ---------
Long-term debt ...............................................        100,305         258,287
                                                                    ---------       ---------
Other non-current liabilities:
 Environmental reserve .......................................          7,806          11,013
 Deferred income taxes .......................................             --           6,749
 Capital lease obligations ...................................            679          11,818
 Employment obligations ......................................          1,341           1,156
 Accrued dividends on preferred stock ........................          7,958           3,035
 Other non-current liabilities ...............................          6,060          18,347
                                                                    ---------       ---------
   Total other non-current liabilities .......................         23,844          52,118
                                                                    ---------       ---------
Shareholders' equity (deficit):
 Preferred stock, $.01 par value, 150,000 shares authorized;
   43,499 issued and outstanding at September 25, 1997 and
   17,500 issued and outstanding at March 26, 1998 ...........             --              --
 Common stock, $.01 par value, 300,000 shares authorized;
   114,029 issued and outstanding at September 25, 1997 and
   186,029 issued and outstanding at March 26, 1998 ..........              1               2
 Additional paid in capital ..................................          5,396          43,116
 Shareholder loan ............................................             --            (215)
 Accumulated deficit .........................................        (23,270)        (32,386)
                                                                    ---------       ---------
   Total shareholders' equity (deficit) ......................        (17,873)         10,517
                                                                    ---------       ---------
Total liabilities and shareholders' equity (deficit) .........      $ 142,799       $ 397,995
                                                                    =========       =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)
                             (Dollars in thousands)



                                                                Three Months Ended             Six Months Ended
                                                            ---------------------------   --------------------------
                                                              March 27,      March 26,      March 27,     March 26,
                                                                1997           1998           1997           1998
                                                            ------------   ------------   ------------   -----------
                                                             (13 weeks)     (13 weeks)     (26 weeks)     (26 weeks)
Revenues:
 Merchandise sales ......................................     $ 44,733       $104,405       $ 92,117      $ 193,765
 Gasoline sales .........................................       50,000        112,696        101,838        215,718
 Commissions ............................................        1,177          3,569          2,286          6,358
                                                              --------       --------       --------      ---------
   Total revenues .......................................       95,910        220,670        196,241        415,841
                                                              --------       --------       --------      ---------
Cost of sales:
 Merchandise ............................................       29,328         67,968         60,832        126,865
 Gasoline ...............................................       45,291         99,415         91,918        190,324
                                                              --------       --------       --------      ---------
   Total cost of sales ..................................       74,619        167,383        152,750        317,189
                                                              --------       --------       --------      ---------
Gross profit ............................................       21,291         53,287         43,491         98,652
                                                              --------       --------       --------      ---------
Operating expenses:
 Store expenses .........................................       14,177         33,688         28,685         61,853
 General and administrative expenses ....................        4,395          8,360          8,478         15,532
 Depreciation and amortization ..........................        2,235          6,624          4,498         11,775
                                                              --------       --------       --------      ---------
   Total operating expenses .............................       20,807         48,672         41,661         89,160
                                                              --------       --------       --------      ---------
Income from operations ..................................          484          4,615          1,830          9,492
                                                              --------       --------       --------      ---------
Other income (expense):
 Interest ...............................................       (3,338)        (7,034)        (6,479)       (12,851)
 Miscellaneous ..........................................          652            335            719            774
                                                              --------       --------       --------      ---------
   Total other expense ..................................       (2,686)        (6,699)        (5,760)       (12,077)
                                                              --------       --------       --------      ---------
Loss before income taxes and extraordinary item .........       (2,202)        (2,084)        (3,930)        (2,585)
Income tax benefit ......................................          441            504            786            916
                                                              --------       --------       --------      ---------
Loss before extraordinary item ..........................       (1,761)        (1,580)        (3,144)        (1,669)
Extraordinary item, net of taxes ........................           --             --             --         (6,800)
                                                              --------       --------       --------      ---------
Net loss ................................................     $ (1,761)      $ (1,580)      $ (3,144)     $  (8,469)
                                                              ========       ========       ========      =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)
                             (Dollars in thousands)



                                                                                   Six Months Ended
                                                                             ----------------------------
                                                                               March 27,      March 26,
                                                                                 1997            1998
                                                                             ------------   -------------
                                                                              (26 weeks)      (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................................     $ (3,144)     $   (8,469)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Extraordinary loss ....................................................           --           6,800
   Depreciation and amortization .........................................        4,498          11,775
   Change in deferred income taxes .......................................         (907)         (1,415)
   (Gain) loss on sale of property and equipment .........................         (432)            209
   Reserves for environmental issues .....................................          233              57
Changes in operating assets and liabilities, net:
 Receivables .............................................................          348          (3,758)
 Inventories .............................................................       (2,255)           (781)
 Prepaid expenses ........................................................           59             879
 Other non-current assets ................................................          (33)          5,366
 Accounts payable ........................................................         (703)          1,397
 Other current liabilities and accrued expenses ..........................          803           1,559
 Employment obligations ..................................................         (336)           (185)
 Other non-current liabilities ...........................................          475           4,218
                                                                               --------      ----------
Net cash provided by (used in) operating activities ......................       (1,394)         17,652
                                                                               --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................................         (665)         (2,648)
 Additions to property and equipment .....................................       (4,170)        (17,814)
 Proceeds from sale of property held for sale ............................           --           2,025
 Proceeds from sale of property and equipment ............................        1,478             682
 Acquisitions of related businesses, net of cash acquired of $10,487......           --        (145,398)
                                                                               --------      ----------
Net cash used in investing activities ....................................       (3,357)       (163,153)
                                                                               --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital losses ...............................         (151)           (577)
 Principal repayments of long-term debt ..................................          (10)        (57,009)
 Proceeds from issuance of long-term debt ................................          200         209,022
 Net proceeds from equity issue ..........................................       15,947          31,936
 Other financing costs ...................................................          (85)        (12,674)
                                                                               --------      ----------
Net cash provided by financing activities ................................       15,901         170,698
                                                                               --------      ----------
NET INCREASE IN CASH .....................................................       11,150          25,197
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...............................        5,338           3,347
                                                                               --------      ----------
CASH & CASH EQUIVALENTS, END OF QUARTER ..................................     $ 16,488      $   28,544
                                                                               ========      ==========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS


     Unaudited Consolidated Financial Statements

     The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ Food Stores, Inc. ("Lil' Champ"), Sandhills, Inc., and PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. See "Note 7 -- Supplemental Guarantor Information."

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 26, 1998 and for the three and six months ended March 26, 1998 and March 27, 1997 are unaudited. References herein to the "Company" shall include all subsidiaries including Lil' Champ, whereas references to the "Pantry" shall not include Lil' Champ. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

     It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1997 (the "Company's 10-K"), the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1997, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, and the Company's Current Report on Form 8-K dated October 23, 1997.

     The results of operations for the three and six months ended March 26, 1998 and March 27, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters.

     On October 23, 1997, the Company acquired all the outstanding shares of Lil' Champ (the "Lil' Champ Acquisition"). The Company accounted for the Lil' Champ Acquisition under the purchase method of accounting; therefore the Consolidated Financial Statements only include Lil' Champ's results of operations since the date of acquisition.


     The Company

     The Company is a privately held company and operates approximately 883 convenience stores primarily under the names "The Pantry" in North Carolina, South Carolina, Tennessee, Kentucky, and Indiana or "Lil' Champ" in Florida and Georgia. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Florida, Georgia, Kentucky and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 812 locations, 546 of which sells gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Exxon, Fina, Shell, and Texaco. Since fiscal 1994, merchandise revenues (including commissions from services) and gasoline revenues have each averaged approximately 50% of total revenues.


     Recent Developments

     On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil Champ's 486 stores are located primarily in northern Florida and Georgia, with 150 stores concentrated in the Jacksonville, Florida area. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of $200.0 million, 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), cash on hand, and the net proceeds from the sale of the Company's $0.01 par value Common Stock to existing stockholders and management of the Company.

                               THE PANTRY, INC.

NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS -- Continued

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

     On October 23, 1997, the Company entered into a new bank credit facility (the "New Credit Facility") consisting of a $45.0 million "Revolving Credit Facility" and a $30.0 million "Acquisition Facility." The New Credit Facility is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions. The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors and is guaranteed by the Guarantors. The New Credit Facility contains covenants restricting the ability of the Company and any its subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA (as defined herein), (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     On October 23, 1997, the Company purchased $51.0 million in principal amount of Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase (the "Tender Offer"). The Company obtained consents (the "Consent Solicitation") from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in the indenture governing the Senior Notes (the "Senior Notes Indenture"). The Senior Notes Indenture contains covenants including the restrictions on the Company's ability to incur additional indebtedness and make acquisitions. The Company obtained consents to permit it to, among other things, offer the Senior Subordinated Notes, consummate the Lil' Champ Acquisition and enter into the New Credit Facility. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes. See "Note 5 -- Long-Term Debt."

     On March 19, 1998, the Company acquired the operating assets of 23 convenience stores in Eastern North Carolina. Additionally, the Company acquired one store located in Hilton Head, South Carolina and opened another in Myrtle Beach, South Carolina. Subsequent to March 26, 1998, the Company acquired or opened 12 stores, 10 of which were acquired in one transaction and are located in the Gainesville, Florida area. These acquisitions have been funded primarily from cash on hand and borrowings under the Company's Acquisition Facility; and are therefore governed by the terms of the New Credit Facility.


NOTE 2 -- THE LIL' CHAMP ACQUISITION AND PRO FORMA INFORMATION

     The Lil' Champ Acquisition has been accounted for under the purchase method of accounting. Under the purchase method, the total purchase price including direct costs has been allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their respective fair values as of the acquisition date based upon valuations, appraisals, and other studies not yet complete and available. For purposes of these interim financial statements and the notes hereto, (i) the excess of the purchase price including direct costs over the historical net assets of Lil' Champ, $50,428,000, has been considered to be goodwill and other intangible assets, pending the completion of appraisals and other purchase price allocation adjustments and
(ii) are amortized over a weighted-average period of approximately 30 years.

                               THE PANTRY, INC.

NOTE 2 -- THE LIL' CHAMP ACQUISITION AND PRO FORMA INFORMATION -- Continued

     The assets acquired and liabilities assumed related to the Lil' Champ Acquisition are as follows (in thousands):


      Assets Acquired:
        Receivables ................................................................    $  1,846
        Inventories ................................................................      17,601
        Prepaid Expenses and other current assets ..................................       1,402
                                                                                        --------

        Total current assets acquired ..............................................      20,849
        Property and equipment .....................................................     130,949
        Other non-current assets ...................................................       3,696
                                                                                        --------
        Total assets acquired ......................................................     155,494
                                                                                        --------

      Liabilities Assumed:
        Short-term capital lease obligations .......................................       1,027
        Accounts payable and accrued expenses ......................................      36,544
                                                                                        --------
        Total current liabilities acquired .........................................      37,571
        Long-term capital lease obligations ........................................      11,716
        Other non-current liabilities ..............................................      20,737
                                                                                        --------
        Total liabilities assumed ..................................................      70,024
                                                                                        --------

      Net tangible assets acquired .................................................      85,470
      Direct costs and identifiable and unidentifiable intangibles .................      50,428
                                                                                        --------
        Total consideration paid including direct costs, net of cash acquired of
         $10,487 ...................................................................    $135,898
                                                                                        ========

     Pro forma information for the six months ended March 27, 1997 and March 26, 1998, assuming the Lil' Champ Acquisition, the refinancing of existing Lil' Champ debt, the issuance of the Senior Subordinated Notes, the Tender Offer and Consent Solicitation, and the Equity Investment (as defined herein) occurred at the beginning of each of the periods presented is as follows (in thousands):



                                                       Six Months Ended
                                                   March 27,      March 26,
                                                      1997          1998
                                                  -----------   ------------
      Revenues ................................    $ 456,284      $455,560
      Loss before extraordinary items .........       (6,881)       (2,199)
      Net loss ................................      (13,681)       (8,999)

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):



                                            September 25,     March 26,
                                                 1997           1998
                                           ---------------   ----------
      Inventories at FIFO cost:
        Merchandise ....................      $ 16,877        $ 35,001
        Gasoline .......................         4,969          10,235
                                              --------        --------
                                                21,846          45,236
      Less adjustment to LIFO cost:
        Merchandise ....................        (4,203)         (8,057)
        Gasoline .......................          (482)           (590)
                                              --------        --------
      Inventories at LIFO cost .........      $ 17,161        $ 36,589
                                              ========        ========

     Inventories at September 25, 1997 do not include the inventories of Lil' Champ. See "Note 1 -- The Company and Recent Developments" and "Note 2 -- The Lil' Champ Acquisition and Pro forma Information."


NOTE 4 -- ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

     Environmental reserves of $7.8 million and $11.0 million as of September 27, 1997 and March 26, 1998 represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. These anticipated reimbursements of $8.2 million are recorded as long-term environmental receivables.

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


NOTE 5 -- LONG-TERM DEBT

     At September 25, 1997 and March 26, 1998, long-term debt consisted of the following (in thousands):



                                                                                 September 25,      March 26,
                                                                                      1997            1998
                                                                                ---------------   ------------
      Notes payable ("Senior Notes"); due November 15, 2000; interest
        payable semi-annually at 12 1/2% ....................................      $ 99,995         $ 48,995
      Notes payable ("Senior Subordinated Notes"); due October 15, 2007;
        interest payable semi-annually at 10 1/4% ...........................            --          200,000
      Notes payable ("Acquisition Facility"); interest only payable quarterly at LIBOR plus 2 1/2% through October 31, 1999 with quarterly installments of principal plus interest quarterly beginning
        January 30, 2000 through October 31, 2002 ...........................            --            9,000
      Other notes and mortgages payable; generally due in monthly
        installments of principal plus interest at various rates and terms ..           343              348
                                                                                   --------         --------
                                                                                    100,338          258,343
      Less --  current maturities ...........................................           (33)             (56)
                                                                                   --------         --------
                                                                                   $100,305         $258,287
                                                                                   ========         ========

                               THE PANTRY, INC.

NOTE 5 -- LONG-TERM DEBT -- Continued

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of Senior Subordinated Notes and, in related transactions, completed the Tender Offer and Consent Solicitation with respect to the Senior Notes and entered into the New Credit Facility. See "Note 1 -- The Company and Recent Developments."

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

     Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions (see "Note 1 -- The Company and Recent Developments"). The New Credit Facility contains covenants restricting the ability of the Company and any its of subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.


NOTE 6 -- SHAREHOLDERS' EQUITY

     As described in Note 1 above, on October 23, 1997 in connection with the Lil' Champ Acquisition and related transactions, the Company issued 72,000 shares of Common Stock, par value $0.01, to certain existing shareholders and a member of management for $32.0 million. Prior to the purchase of Common Stock, holders of the Company's Series A Preferred Stock, par value $0.01 per share, contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of the Company (together with the issuance of Common Stock, "the Equity Investment"). As a result, preferred stock and accrued dividends were each reduced by $260 and $5,570,000, respectively, and additional paid in capital was increased by $5,570,260.

     On January 1, 1998, the Company adopted an incentive and non-qualified Stock Option Plan (the "Plan"). Pursuant to the provisions of the Plan, options may be granted to officers, key employees and consultants of the Company or any of its subsidiaries and certain members of the Board of Directors ("BOD") to purchase shares of the Company's Common Stock. Under the Plan, incentive stock options may only be granted to employees. The Plan is administered by the BOD, or a committee of the BOD. Options are granted at prices determined by the BOD and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the Plan may differ from one grant to another. As of March 26, 1998, no grants have been made under the Plan.


NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Lil' Champ Acquisition, the Guarantors jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its Senior Subordinated Notes and its Senior Notes Indenture.

     Management has determined that separate financial statements of the Guarantors (Lil' Champ and Sandhills, Inc. as of September 25, 1997 and March 26, 1998, and for each of the three and six months ended March 27, 1997 and March 26, 1998) would not be significant to investors and in lieu of such separate financial statements, the Company has presented

                               THE PANTRY, INC.

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

supplemental combining information. This supplemental combining information includes the consolidated financial statements of the Company's unrestricted subsidiary, PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. (together, the "Non-Guarantors"). Accordingly, the following supplemental combining information presents information regarding The Pantry, the Guarantors, the Non-Guarantors, and related consolidating entries.

     The Company accounts for its wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal consolidating entries eliminate investments in subsidiaries and intercompany balances.


                               THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                              September 25, 1997




                                          The Pantry    Guarantor   Non-Guarantor
                                           (Issuer)    Subsidiary    Subsidiary    Eliminations     Total
                                         ------------ ------------ -------------- -------------- -----------
                                                               (dollars in thousands)
ASSETS
Current assets:
 Cash and cash equivalents .............   $  2,247      $   279       $  821       $      --     $  3,347
 Receivables, net ......................      4,056        4,562           30          (6,547)       2,101
 Inventories ...........................     17,161           --           --              --       17,161
 Prepaid expenses ......................      1,195            6            3              --        1,204
 Property held for sale ................      3,323           --           --              --        3,323
 Deferred income taxes .................      1,142           --           --              --        1,142
                                           --------      -------       ------       ---------     --------
   Total current assets ................     29,124        4,847          854          (6,547)      28,278
                                           --------      -------       ------       ---------     --------
Investment in subsidiaries .............     47,225           --           --         (47,225)          --
                                           --------      -------       ------       ---------     --------
Property and equipment, net ............     77,641           --          345              --       77,986
                                           --------      -------       ------       ---------     --------
Other assets:
 Goodwill, net .........................     20,318           --           --              --       20,318
 Deferred lease cost, net ..............        314           --           --              --          314
 Deferred financing cost, net ..........      4,578           --           --              --        4,578
 Environmental receivables, net ........      6,511           --           --              --        6,511
 Deferred income taxes .................        156           --           --              --          156
 Escrow for Lil' Champ acquisition .....         --           --        4,049              --        4,049
 Intercompany notes receivable .........         --       39,434           --         (39,434)          --
 Other non-current assets ..............        534           74            1              --          609
                                           --------      -------       ------       ---------     --------
   Total other assets ..................     32,411       39,508        4,050         (39,434)      36,535
                                           --------      -------       ------       ---------     --------
Total assets ...........................   $186,401      $44,355       $5,249       $ (93,206)    $142,799
                                           ========      =======       ======       =========     ========

                               THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                              September 25, 1997




                                                                          Guarantor   Non-Guarantor
                                                            The Pantry   Subsidiary    Subsidiary    Eliminations      Total
                                                           ------------ ------------ -------------- -------------- ------------
                                                                                  (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ....................  $      17      $    --       $   16       $      --     $      33
 Current maturities of capital lease obligations .........        285           --           --              --           285
 Accounts payable: .......................................
   Trade .................................................     16,032            3           --              --        16,035
   Money orders ..........................................      3,022           --           --              --         3,022
 Accrued interest ........................................      5,564           --            1            (973)        4,592
 Accrued compensation and related taxes ..................      3,322           --            1              --         3,323
 Income taxes payable ....................................        313        1,560          235          (1,812)          296
 Other accrued taxes .....................................      2,194           --           --              --         2,194
 Accrued insurance .......................................      3,887           --           --              --         3,887
 Other accrued liabilities ...............................      6,382          113          122          (3,761)        2,856
                                                            ---------      -------       ------       ---------     ---------
   Total current liabilities .............................     41,018        1,676          375          (6,546)       36,523
                                                            ---------      -------       ------       ---------     ---------
Long-term debt ...........................................    100,168           --          137              --       100,305
                                                            ---------      -------       ------       ---------     ---------
Other non-current liabilities:
 Environmental reserve ...................................      7,806           --           --              --         7,806
 Deferred income taxes ...................................         --           --           --              --            --
 Capital lease obligations ...............................        679           --           --              --           679
 Employment obligations ..................................      1,341           --           --              --         1,341
 Accrued dividends on preferred stock ....................      7,958           --           --              --         7,958
 Intercompany note payable ...............................     39,434           --           --         (39,434)           --
 Other non-current liabilities ...........................      5,870          150           40              --         6,060
                                                            ---------      -------       ------       ---------     ---------
   Total other non-current liabilities ...................     63,088          150           40         (39,434)       23,844
                                                            ---------      -------       ------       ---------     ---------
Shareholders' equity (deficit):
 Preferred stock .........................................         --           --           --              --            --
 Common stock ............................................          1           --           --              --             1
 Additional paid-in capital ..............................      5,396           25        5,001          (5,026)        5,396
 Accumulated earnings (deficit) ..........................    (23,270)      42,504         (304)        (42,200)      (23,270)
                                                            ---------      -------       ------       ---------     ---------
   Total shareholders' equity (deficit) ..................    (17,873)      42,529        4,697         (47,226)      (17,873)
                                                            ---------      -------       ------       ---------     ---------
Total liabilities and shareholders' equity (deficit) .....  $ 186,401      $44,355       $5,249       $ (93,206)    $ 142,799
                                                            =========      =======       ======       =========     =========

                       THE PANTRY, INC. AND SUBSIDIARIES


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                                March 26, 1998




                                       The Pantry     Guarantor    Non-Guarantor
                                        (Issuer)    Subsidiaries    Subsidiary    Eliminations     Total
                                      ------------ -------------- -------------- -------------- ----------
                                                             (dollars in thousands)
ASSETS
Current assets:
 Cash and cash equivalents ..........   $ 15,195      $ 12,441        $  908       $       --    $ 28,544
 Receivables, net ...................      7,125        13,299             4          (14,441)      5,987
 Inventories ........................     16,706        19,883            --               --      36,589
 Prepaid expenses ...................        772           946             9               --       1,727
 Property held for sale .............      3,946            --            --               --       3,946
 Deferred income taxes ..............      1,142            --            --               --       1,142
                                        --------      --------        ------       ----------    --------
   Total current assets .............     44,886        46,569           921          (14,441)     77,935
                                        --------      --------        ------       ----------    --------
Investment in subsidiaries ..........     52,409            --            --          (52,409)         --
                                        --------      --------        ------       ----------    --------
Property and equipment, net .........     91,983       132,063           343               --     224,389
                                        --------      --------        ------       ----------    --------
Other assets:
 Goodwill, net ......................     20,424        49,749            --               --      70,173
 Deferred lease cost, net ...........        292            --            --               --         292
 Deferred financing cost, net .......     13,989            --            --               --      13,989
 Environmental receivables, net .....      6,511         1,718            --               --       8,229
 Deferred income taxes ..............      2,752            --            17           (2,769)         --
 Intercompany notes receivable ......         --        39,434         4,075          (43,509)         --
 Other non-current assets ...........        549         2,438             1               --       2,988
                                        --------      --------        ------       ----------    --------
   Total other assets ...............     44,517        93,339         4,093          (46,278)     95,671
                                        --------      --------        ------       ----------    --------
Total assets ........................   $233,795      $271,971        $5,357       $ (113,128)   $397,995
                                        ========      ========        ======       ==========    ========

                       THE PANTRY, INC. AND SUBSIDIARIES


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                                March 26, 1998




                                                                               Guarantor
                                                                The Pantry   Subsidiaries
                                                               ------------ --------------
                                                                 (dollars in thousands)
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ........................  $      17      $     21
 Current maturities of capital lease obligations .............        285         1,027
 Accounts payable: ...........................................
   Trade .....................................................     15,649        22,761
   Money orders ..............................................      2,746           857
 Accrued interest ............................................      8,170         3,734
 Accrued compensation and related taxes ......................      2,917         2,844
 Income taxes payable ........................................         --         3,102
 Other accrued taxes .........................................      1,433            --
 Accrued insurance ...........................................      3,215         2,220
 Other accrued liabilities ...................................     11,810         8,220
                                                                ---------      --------
   Total current liabilities .................................     46,242        44,786
                                                                ---------      --------
Long-term debt ...............................................    112,427       145,734
                                                                ---------      --------
Other non-current liabilities: ...............................
 Environmental reserve .......................................      7,863         3,150
 Deferred income taxes .......................................         --         9,518
 Capital lease obligations ...................................        528        11,290
 Employment obligations ......................................      1,156            --
 Accrued dividends on preferred stock ........................      3,035            --
 Intercompany note payable ...................................     43,482            --
 Other non-current liabilities ...............................      8,545         9,762
                                                                ---------      --------
   Total other non-current liabilities .......................     64,609        33,720
                                                                ---------      --------
Shareholders' equity (deficit):
 Preferred stock .............................................         --            --
 Common stock ................................................          2            --
 Additional paid-in capital ..................................     43,116            25
 Shareholder loan ............................................       (215)           --
 Accumulated earnings (deficit) ..............................    (32,386)       47,706
                                                                ---------      --------
   Total shareholders' equity (deficit) ......................     10,517        47,731
                                                                ---------      --------
Total liaibilities and shareholders' equity (deficit) ........  $ 233,795      $271,971
                                                                =========      ========



                                                                Non-Guarantor
                                                                 Subsidiary    Eliminations      Total
                                                               -------------- -------------- ------------
                                                                         (dollars in thousands)
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ........................     $   18       $       --    $      56
 Current maturities of capital lease obligations .............         --               --        1,312
 Accounts payable: ...........................................
   Trade .....................................................         --               --       38,410
   Money orders ..............................................         --               --        3,603
 Accrued interest ............................................          1           (1,032)      10,873
 Accrued compensation and related taxes ......................         --               --        5,761
 Income taxes payable ........................................        372           (3,474)          --
 Other accrued taxes .........................................         --               --        1,433
 Accrued insurance ...........................................         --               --        5,435
 Other accrued liabilities ...................................        122           (9,962)      10,190
                                                                   ------       ----------    ---------
   Total current liabilities .................................        513          (14,468)      77,073
                                                                   ------       ----------    ---------
Long-term debt ...............................................        126               --      258,287
                                                                   ------       ----------    ---------
Other non-current liabilities: ...............................
 Environmental reserve .......................................         --               --       11,013
 Deferred income taxes .......................................         --           (2,769)       6,749
 Capital lease obligations ...................................         --               --       11,818
 Employment obligations ......................................         --               --        1,156
 Accrued dividends on preferred stock ........................         --               --        3,035
 Intercompany note payable ...................................         --          (43,482)          --
 Other non-current liabilities ...............................         40               --       18,347
                                                                   ------       ----------    ---------
   Total other non-current liabilities .......................         40          (46,251)      52,118
                                                                   ------       ----------    ---------
Shareholders' equity (deficit):
 Preferred stock .............................................         --               --           --
 Common stock ................................................         --               --            2
 Additional paid-in capital ..................................      5,001           (5,026)      43,116
 Shareholder loan ............................................         --               --         (215)
 Accumulated earnings (deficit) ..............................       (323)         (47,383)     (32,386)
                                                                   ------       ----------    ---------
   Total shareholders' equity (deficit) ......................      4,678          (52,409)      10,517
                                                                   ------       ----------    ---------
Total liaibilities and shareholders' equity (deficit) ........     $5,357       $ (113,128)   $ 397,995
                                                                   ======       ==========    =========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                       Three Months Ended March 27, 1997




                                                       The Pantry    Guarantor   Non-Guarantor
                                                        (Issuer)    Subsidiary    Subsidiary    Eliminations      Total
                                                      ------------ ------------ -------------- -------------- ------------
                                                                             (dollars in thousands)
Revenues:
 Merchandise sales ..................................   $ 44,733     $     --       $ --          $     --      $ 44,733
 Gasoline sales .....................................     50,000           --         --                --        50,000
 Commissions ........................................      1,177           --         --                --         1,177
                                                        --------     --------       ----          --------      --------
   Total revenues ...................................     95,910           --         --                --        95,910
                                                        --------     --------       ----          --------      --------
Cost of sales:
 Merchandise ........................................     29,328           --         --                --        29,328
 Gasoline ...........................................     45,291           --         --                --        45,291
                                                        --------     --------       ----          --------      --------
   Total cost of sales ..............................     74,619           --         --                --        74,619
                                                        --------     --------       ----          --------      --------
Gross profit ........................................     21,291           --         --                --        21,291
                                                        --------     --------       ----          --------      --------
Operating expenses:
 Store expenses .....................................     17,117           --        (82)           (2,858)       14,177
 General and administrative expenses ................      4,371           17          7                --         4,395
 Depreciation and amortization ......................      2,230            4          1                --         2,235
                                                        --------     --------       ----          --------      --------
   Total operating expenses .........................     23,718           21        (74)           (2,858)       20,807
                                                        --------     --------       ----          --------      --------
Income (loss) from operations .......................     (2,427)         (21)        74             2,858           484
                                                        --------     --------       ----          --------      --------
Equity in earnings of subsidiaries ..................      3,629           --         --            (3,629)           --
                                                        --------     --------       ----          --------      --------
Other income (expense):
 Interest expense ...................................     (3,839)          --           (3)            504        (3,338)
 Miscellaneous ......................................        435        3,535         45            (3,363)          652
                                                        --------     --------       ------        --------      --------
   Total other expense ..............................     (3,404)       3,535         42            (2,859)       (2,686)
                                                        --------     --------       ------        --------      --------
Income (loss) before income taxes and
 extraordinary item .................................     (2,202)       3,514        116            (3,630)       (2,202)
Income tax benefit (expense) ........................        441       (1,195)       (34)            1,229           441
                                                        --------     --------       ------        --------      --------
Net income (loss) before extraordinary item .........     (1,761)       2,319         82            (2,401)       (1,761)
Extraordinary item, net of taxes ....................         --           --         --                --            --
                                                        --------     --------       ------        --------      --------
Net income (loss) ...................................   $ (1,761)    $  2,319       $ 82          $ (2,401)     $ (1,761)
                                                        ========     ========       ======        ========      ========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                       Three Months Ended March 26, 1998




                                                       The Pantry     Guarantor    Non-Guarantor
                                                        (Issuer)    Subsidiaries    Subsidiary    Eliminations     Total
                                                      ------------ -------------- -------------- -------------- -----------
                                                                             (dollars in thousands)
Revenues:
 Merchandise sales ..................................   $ 48,733      $ 55,672        $ --          $     --     $104,405
 Gasoline sales .....................................     48,636        64,060          --                --      112,696
 Commissions ........................................      1,483         2,086          --                --        3,569
                                                        --------      --------        ----          --------     --------
   Total revenues ...................................     98,852       121,818          --                --      220,670
                                                        --------      --------        ----          --------     --------
Cost of sales:
 Merchandise ........................................     31,272        36,696          --                --       67,968
 Gasoline ...........................................     43,541        55,874          --                --       99,415
                                                        --------      --------        ----          --------     --------
   Total cost of sales ..............................     74,813        92,570          --                --      167,383
                                                        --------      --------        ----          --------     --------
Gross profit ........................................     24,039        29,248          --                --       53,287
                                                        --------      --------        ----          --------     --------
Operating expenses:
 Store expenses .....................................     18,960        17,723         (59)           (2,936)      33,688
 General and administrative expenses ................      4,146         4,207           7                --        8,360
 Depreciation and amortization ......................      3,317         3,306           1                --        6,624
                                                        --------      --------        ----          --------     --------
   Total operating expenses .........................     26,423        25,236         (51)           (2,936)      48,672
                                                        --------      --------        ----          --------     --------
Income (loss) from operations .......................     (2,384)        4,012          51             2,936        4,615
                                                        --------      --------        ----          --------     --------
Equity in earnings of subsidiaries ..................      4,098            --          --            (4,098)          --
                                                        --------      --------        ----          --------     --------
Other income (expense):
 Interest expense ...................................     (3,977)       (4,038)           (3)            984       (7,034)
 Miscellaneous ......................................        179         4,097           9            (3,950)         335
                                                        --------      --------        ------        --------     --------
   Total other expense ..............................     (3,798)           59           6            (2,966)      (6,699)
                                                        --------      --------        ------        --------     --------
Income (loss) before income taxes and
 extraordinary item .................................     (2,084)        4,071          57            (4,128)      (2,084)
Income tax benefit (expense) ........................        504        (1,368)        (57)            1,425          504
                                                        --------      --------        ------        --------     --------
Net income (loss) before extraordinary item .........     (1,580)        2,703          --            (2,703)      (1,580)
Extraordinary item, net of taxes ....................         --            --          --                --           --
                                                        --------      --------        ------        --------     --------
Net income (loss) ...................................   $ (1,580)     $  2,703        $ --          $ (2,703)    $ (1,580)
                                                        ========      ========        ======        ========     ========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        Six Months Ended March 27, 1997




                                                       The Pantry    Guarantor   Non-Guarantor
                                                        (Issuer)    Subsidiary    Subsidiary    Eliminations      Total
                                                      ------------ ------------ -------------- -------------- ------------
                                                                             (dollars in thousands)
Revenues:
 Merchandise sales ..................................   $ 92,117           --       $  --         $     --      $ 92,117
 Gasoline sales .....................................    101,838           --          --               --       101,838
 Commissions ........................................      2,286           --          --               --         2,286
                                                        --------           --       -----         --------      --------
   Total revenues ...................................    196,241           --          --               --       196,241
                                                        --------           --       -----         --------      --------
Cost of sales:
 Merchandise ........................................     60,832           --          --               --        60,832
 Gasoline ...........................................     91,918           --          --               --        91,918
                                                        --------           --       -----         --------      --------
   Total cost of sales ..............................    152,750           --          --               --       152,750
                                                        --------           --       -----         --------      --------
Gross profit ........................................     43,491           --          --               --        43,491
                                                        --------           --       -----         --------      --------
Operating expenses:
 Store expenses .....................................     34,697           --        (163)          (5,849)       28,685
 General and administrative expenses ................      8,431           35          12               --         8,478
 Depreciation and amortization ......................      4,488            7           3               --         4,498
                                                        --------           --       -----         --------      --------
   Total operating expenses .........................     47,616           42        (148)          (5,849)       41,661
                                                        --------           --       -----         --------      --------
Income (loss) from operations .......................     (4,125)         (42)        148            5,849         1,830
                                                        --------          ---       -----         --------      --------
Equity in earnings of subsidiaries ..................      7,555           --          --           (7,555)           --
                                                        --------          ---       -----         --------      --------
Other income (expense):
 Interest expense ...................................     (7,771)          --            (7)         1,299        (6,479)
 Miscellaneous ......................................        411        7,366          90           (7,148)          719
                                                        --------        -----       -------       --------      --------
   Total other expense ..............................     (7,360)       7,366          83           (5,849)       (5,760)
                                                        --------        -----       -------       --------      --------
Income (loss) before income taxes and
 extraordinary item .................................     (3,930)       7,324         231           (7,555)       (3,930)
Income tax benefit (expense) ........................        786       (2,490)        (69)           2,559           786
                                                        --------       ------       -------       --------      --------
Net income (loss) before extraordinary item .........     (3,144)       4,834         162           (4,996)       (3,144)
Extraordinary item, net of taxes ....................         --           --          --               --            --
                                                        --------       ------       -------       --------      --------
Net income (loss) ...................................   $ (3,144)    $  4,834       $ 162         $ (4,996)     $ (3,144)
                                                        ========     ========       =======       ========      ========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        Six Months Ended March 26, 1998




                                                       The Pantry     Guarantor    Non-Guarantor
                                                        (Issuer)    Subsidiaries    Subsidiary    Eliminations     Total
                                                      ------------ -------------- -------------- -------------- -----------
                                                                             (dollars in thousands)
Revenues:
 Merchandise sales ..................................   $ 99,613      $ 94,152        $  --         $     --     $ 193,765
 Gasoline sales .....................................    105,466       110,252           --               --       215,718
 Commissions ........................................      2,915         3,443           --               --         6,358
                                                        --------      --------        -----         --------     ---------
   Total revenues ...................................    207,994       207,847           --               --       415,841
                                                        --------      --------        -----         --------     ---------
Cost of sales: ......................................
 Merchandise ........................................     64,374        62,491           --               --       126,865
 Gasoline ...........................................     93,984        96,340           --               --       190,324
                                                        --------      --------        -----         --------     ---------
   Total cost of sales ..............................    158,358       158,831           --               --       317,189
                                                        --------      --------        -----         --------     ---------
Gross profit ........................................     49,636        49,016           --               --        98,652
                                                        --------      --------        -----         --------     ---------
Operating expenses:
 Store expenses .....................................     37,962        30,212         (119)          (6,202)       61,853
 General and administrative expenses ................      8,481         7,039           12               --        15,532
 Depreciation and amortization ......................      6,187         5,585            3               --        11,775
                                                        --------      --------        -----         --------     ---------
   Total operating expenses .........................     52,630        42,836         (104)          (6,202)       89,160
                                                        --------      --------        -----         --------     ---------
Income (loss) from operations .......................     (2,994)        6,180          104            6,202         9,492
                                                        --------      --------        -----         --------     ---------
Equity in earnings of subsidiaries ..................      8,071            --           --           (8,071)           --
                                                        --------      --------        -----         --------     ---------
Other income (expense):
 Interest expense ...................................     (8,125)       (6,785)            (6)         2,065       (12,851)
 Miscellaneous ......................................        463         8,562           15           (8,266)          774
                                                        --------      --------        -------       --------     ---------
   Total other expense ..............................     (7,662)        1,777            9           (6,201)      (12,077)
                                                        --------      --------        -------       --------     ---------
Income (loss) before income taxes and
 extraordinary item .................................     (2,585)        7,957          113           (8,070)       (2,585)
Income tax benefit (expense) ........................        916        (2,755)        (132)           2,887           916
                                                        --------      --------        -------       --------     ---------
Net income (loss) before extraordinary item .........     (1,669)        5,202          (19)          (5,183)       (1,669)
Extraordinary item, net of taxes ....................     (6,800)           --           --               --        (6,800)
                                                        --------      --------        -------       --------     ---------
Net income (loss) ...................................   $ (8,469)     $  5,202        $ (19)        $ (5,183)    $  (8,469)
                                                        ========      ========        =======       ========     =========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                        Six Months Ended March 27, 1997




                                                                 The Pantry     Guarantor
                                                                  (Issuer)     Subsidiary
                                                               -------------- ------------
                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................    $(3,144)      $ 4,834
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities: .................
 Depreciation and amortization ...............................      4,488             7
 Change in deferred income taxes .............................       (907)           --
 (Gain) loss on sale of property and equipment ...............       (432)           --
 Reserves for environmental issues ...........................        233            --
 Equity earnings of affiliates ...............................     (4,997)           --
Changes in operating assets and liabilities, net:
 Receivables .................................................        424           535
 Inventories .................................................     (2,255)           --
 Prepaid expenses ............................................         64             1
 Other non-current assets ....................................        (33)           --
 Accounts payable ............................................       (703)           --
 Other current liabilities and accrued expenses ..............        325          (193)
 Employment obligations ......................................       (336)           --
 Other non-current liabilities ...............................        476            --
                                                                  -------       -------
Net cash provided by (used in) operating activities ..........     (6,797)        5,184
                                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .........................       (660)           --
 Additions to property and equipment .........................     (4,170)           --
 Proceeds from sale of property and equipment ................      1,478            --
 Intercompany notes receivable (payable) .....................     (5,851)        5,851
                                                                  -------       -------
Net cash used provided by (used in) investing activities .....     (9,203)        5,851
                                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...................       (151)           --
 Principal repayments of long-term debt ......................           (2)         --
 Proceeds from issuance of long-term debt ....................        200            --
 Net proceeds from equity issue ..............................     15,947            --
 Other financing costs .......................................        (85)           --
                                                                  ---------     -------
Net cash provided by (used in) financing activities ..........     15,909            --
                                                                  ---------     -------
NET INCREASE (DECREASE) IN CASH ..............................        (91)       11,035
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...................      1,513           135
                                                                  ---------     -------
CASH & CASH EQUIVALENTS, END OF QUARTER ......................    $ 1,422       $11,170
                                                                  =========     =======



                                                                Non-Guarantor
                                                                 Subsidiary    Eliminations      Total
                                                               -------------- -------------- ------------
                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ............................................     $ 162         $ (4,996)     $ (3,144)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities: .................
 Depreciation and amortization ...............................         3               --         4,498
 Change in deferred income taxes .............................        --               --          (907)
 (Gain) loss on sale of property and equipment ...............        --               --          (432)
 Reserves for environmental issues ...........................        --               --           233
 Equity earnings of affiliates ...............................         1            4,996            --
Changes in operating assets and liabilities, net:
 Receivables .................................................          (9)          (602)          348
 Inventories .................................................        --               --        (2,255)
 Prepaid expenses ............................................          (6)            --            59
 Other non-current assets ....................................        --               --           (33)
 Accounts payable ............................................        --               --          (703)
 Other current liabilities and accrued expenses ..............        69              602           803
 Employment obligations ......................................        --               --          (336)
 Other non-current liabilities ...............................          (1)            --           475
                                                                   --------      --------      --------
Net cash provided by (used in) operating activities ..........       219               --        (1,394)
                                                                   -------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .........................          (5)            --          (665)
 Additions to property and equipment .........................        --               --        (4,170)
 Proceeds from sale of property and equipment ................        --               --         1,478
 Intercompany notes receivable (payable) .....................        --               --            --
                                                                   -------       --------      --------
Net cash used provided by (used in) investing activities .....          (5)            --        (3,357)
                                                                   --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...................        --               --          (151)
 Principal repayments of long-term debt ......................          (8)            --           (10)
 Proceeds from issuance of long-term debt ....................        --               --           200
 Net proceeds from equity issue ..............................        --               --        15,947
 Other financing costs .......................................        --               --           (85)
                                                                   -------       --------      --------
Net cash provided by (used in) financing activities ..........          (8)            --        15,901
                                                                   --------      --------      --------
NET INCREASE (DECREASE) IN CASH ..............................       206               --        11,150
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...................     3,690               --         5,338
                                                                   -------       --------      --------
CASH & CASH EQUIVALENTS, END OF QUARTER ......................     $3,896        $     --      $ 16,488
                                                                   =======       ========      ========

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                        Six Months Ended March 26, 1998




                                                            The Pantry     Guarantor    Non-Guarantor
                                                             (Issuer)    Subsidiaries    Subsidiary    Eliminations      Total
                                                           ------------ -------------- -------------- -------------- ------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ........................................  $  (8,469)    $    5,202       $(19)         $ (5,183)    $   (8,469)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Extraordinary loss ......................................      6,800             --         --                --          6,800
 Depreciation and amortization ...........................      6,193          5,580          2                --         11,775
 Change in deferred income taxes .........................     (1,398)            --        (17)               --         (1,415)
 (Gain) loss on sale of property and equipment ...........        100            109         --                --            209
 Reserves for environmental issues .......................         57             --         --                --             57
 Equity earnings of affiliates ...........................     (5,183)            --         --             5,183             --
Changes in operating assets and liabilities, net:
 Receivables .............................................     (3,068)        (6,891)        26             6,175         (3,758)
 Inventories .............................................      1,501         (2,282)        --                --           (781)
 Prepaid expenses ........................................        423            462           (6)             --            879
 Other noncurrent assets .................................        (15)          (386)        --             5,767          5,366
 Accounts payable ........................................       (661)         2,056         --                 2          1,397
 Other current liabilities and accrued expenses ..........      5,883          3,462        136            (7,922)         1,559
 Employment obligations ..................................       (185)            --         --                --           (185)
 Other noncurrent liabilities ............................      2,675          1,543         --                --          4,218
                                                            ---------     ----------       ------        --------     ----------
Net cash provided by (used in) operating activities ......      4,653          8,855        122             4,022         17,652
                                                            ---------     ----------       ------        --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................     (2,648)            --         --                --         (2,648)
 Additions to property and equipment .....................    (11,324)        (6,490)        --                --        (17,814)
 Proceeds from sale of property held for sale ............      2,025             --         --                --          2,025
 Proceeds from sale of property and equipment ............        316            366         --                --            682
 Intercompany notes receivable (payable) .................      4,048             --        (26)           (4,022)            --
 Acquisitions of related businesses, net of cash
   acquired of $10,487....................................     (9,500)      (135,898)        --                --       (145,398)
                                                            ---------     ----------       ------        --------     ----------
Net cash used in investing activities ....................    (17,083)      (142,022)       (26)           (4,022)      (163,153)
                                                            ---------     ----------       ------        --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...............       (151)          (426)        --                --           (577)
 Principal repayments of long-term debt ..................    (57,000)            --           (9)             --        (57,009)
 Proceeds from issuance of long-term debt ................     63,267        145,755         --                --        209,022
 Net proceeds from equity issue ..........................     31,936             --         --                --         31,936
 Other financing costs ...................................    (12,674)            --         --                --        (12,674)
                                                            ---------     ----------       ------        --------     ----------
Net cash provided by (used in) financing activities ......     25,378        145,329           (9)             --        170,698
                                                            ---------     ----------       -------       --------     ----------
NET INCREASE IN CASH .....................................     12,948         12,162         87                --         25,197
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...............      2,247            279        821                --          3,347
                                                            ---------     ----------       ------        --------     ----------
CASH & CASH EQUIVALENTS, END OF QUARTER ..................  $  15,195     $   12,441       $908          $     --     $   28,544
                                                            =========     ==========       ======        ========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements and are subject to risks including, but not limited to, those identified in the Company's Registration Statements on Form S-4, as amended, effective January 8, 1998.

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in the Company's 10-K, the Company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1997, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, and the Company's Current Report on Form 8-K dated October 23, 1997.


Recent Developments

     On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ, and consummated certain other related transactions. The acquisition was funded by a combination of Senior Subordinated Notes, cash on hand, and an additional equity investment certain existing shareholders and a member of management (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information"). Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida.

     On March 19, 1998, the Company acquired the operating assets of 23 convenience stores in Eastern North Carolina. During the quarter ended March 26, 1998, the Company acquired one convenience store located in Hilton Head, South Carolina and opened another in Myrtle Beach, South Carolina. Subsequent to March 26, 1998, the Company acquired or opened 12 stores, 10 of which were acquired in one transaction and are located in the Gainesville, Florida area. These acquisitions were primarily funded from cash on hand and borrowings under the Company's Acquisition Facility. The combination of The Pantry, Lil' Champ, and selected "tuck in" acquisitions has created one of the largest independent convenience store chains in the United States (based on number of stores) with 883 stores located primarily in the Southeast.

     The Lil' Champ Acquisition and subsequent "tuck in" acquisitions are consistent with management's strategic goal to continue to capitalize on and enhance the Company's position as a leading convenience store retailer in the Southeast. Management believes acquiring Lil' Champ and selected stores in existing markets provides the Company with a significant competitive advantage in generating operating efficiencies and pursuing other "tuck in" acquisitions. The Company's senior management team continues to increase and strengthen management depth to facilitate the Company's Southeastern growth plans.

     Despite the attention given to the Lil' Champ Acquisition, the above activities, and the relatively weak gasoline margins in the Pantry's operating markets, the Company is able to report increases in income from operations and EBITDA (as defined herein) for both Pantry and Lil' Champ operations for the six and five month periods ended March 26, 1998, respectively, when compared to the same periods in the prior year (see "Results of Operations" for a detailed discussion).

     For a more detailed discussion of Lil' Champ's operations and its impact on the Pantry, refer to the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998 and the Company's Current Report on Form 8-K dated October 23, 1997.


Results of Operations

     Impact of Lil' Champ Acquisition. The Lil' Champ Acquisition and related transactions have had a material impact on the Company's financial condition and results of operations since the date of acquisition. The Consolidated Statements of Operations for the six and three months ended March 26, 1998 discussed herein includes Lil' Champ operations for the five and three month periods ended March 26, 1998, respectively. Due to the method of accounting for the Lil' Champ Acquisition, the Consolidated Balance Sheets as of September 25, 1997 and the Consolidated Statements of Operations for the six and three months ended March 27, 1997 do not include the assets, liabilities, and results of operations of Lil' Champ.

     For the above reasons and in an effort to provide information, set forth below are selected unaudited financial and operating data of the Company (including Lil' Champ fiscal year 1998 results since the date of acquisition), the Company excluding Lil' Champ results (as previously defined, the "Pantry"), and Lil' Champ. This information is provided on an interim basis for the current fiscal year and is intended to aid in the discussion of the Company's results of operations. Amounts are in millions, except store operating data and ratios.

     The selected operating results in the first two columns of each table include the consolidated accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ, Sandhills, Inc., and PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. Due to the method of accounting for the Lil' Champ Acquisition, the consolidated operating results for the six and three months ended March 27, 1997, do not include Lil' Champ results and include only the five and three months of Lil' Champ operating results for the periods ended March 26, 1998. For purpose of review and comparison, these tables show consolidated results, Pantry results, and Lil' Champ results separately and presents Lil' Champ results for only the five months or twenty-two weeks ended March 26, 1998 in the "Six Month" table.


              Selected Operating Results for the Six Months Ended



                                                      Consolidated               The Pantry                Lil' Champ
                                                ------------------------- ------------------------- ------------------------
                                                  March 27,    March 26,    March 27,    March 26,    March 27,   March 26,
                                                    1997         1998         1997         1998         1997         1998
                                                ------------ ------------ ------------ ------------ ------------ -----------
                                                 (26 weeks)   (26 weeks)   (26 weeks)   (26 weeks)   (22 weeks)   (22 weeks)
Income Statement Data:
 Revenues:
   Merchandise Sales ..........................   $ 92.1      $ 193.8       $ 92.1       $ 99.6       $ 94.1       $ 94.2
   Gasoline sales .............................    101.8       215.7         101.8        105.5       123.0        110.2
   Commissions ................................      2.3         6.4           2.3          3.0         3.6          3.4
                                                  ------      -------       ------       ------       ------       ------
 Total Revenues ...............................    196.2       415.9         196.2        208.1       220.7        207.8
 Cost of Sales:
   Merchandise ................................     60.8       126.9          60.8         64.4        62.2         62.5
   Gasoline ...................................     91.9       190.3          91.9         94.0       112.0         96.3
                                                  ------      -------       ------       ------       ------       ------
 Gross Profit .................................     43.5        98.7          43.5         49.7        46.5         49.0
 Income from operations .......................      1.8         9.5           1.8          3.3         3.6          6.2
 Interest expense .............................      6.5        12.9          n/a          n/a          n/a          n/a
Other Financial Data:
 EBITDA (a) ...................................   $  7.0      $  22.1       $  7.0       $ 10.1       $  8.8       $ 12.0
 EBITDA/interest expense ......................     1.1  x      1.7  x        n/a          n/a          n/a          n/a
Store Operating Data:
 Number of stores (end of period) .............       375         883            375          404         491          479
 Same store sales growth (b):
   Merchandise ................................ 11.1 %       2.6 %        11.1 %       4.2 %            n/a           1.2  %
   Gasoline gallons ...........................     3.8  %      2.0  %        3.8  %       5.6  %       n/a           0.1  %
 Merchandise gross margin .....................     34.0  %     34.5  %       34.0  %      35.3  %      33.9  %      33.7  %
 Gasoline gallons sold (in millions) ..........    81.3        189.3         81.3         94.7         95.2         94.6
 Average retail gasoline price per gallon .....   $  1.25     $   1.14      $  1.25      $  1.11      $  1.29      $  1.16
 Average gasoline gross profit
   per gallon (in cents) ......................   12.18c       13.42c       12.18c       12.14c       11.55c       14.69c

               Selected Operating Results for the Quarter Ended



                                                     Consolidated               The Pantry                Lil' Champ
                                               ------------------------- ------------------------- ------------------------
                                                 March 27,    March 26,    March 27,    March 26,    March 27,   March 26,
                                                   1997         1998         1997         1998         1997         1998
                                               ------------ ------------ ------------ ------------ ------------ -----------
                                                (13 weeks)   (13 weeks)   (13 weeks)   (13 weeks)   (13 weeks)   (13 weeks)
Income Statement Data:
Revenues:
 Merchandise Sales ........................... $  44.7      $  104.4     $  44.7      $  48.7      $  56.4      $  55.7
 Gasoline sales ..............................   50.0         112.7        50.0         48.7         72.8         64.0
 Commissions .................................    1.2           3.6         1.2          1.6          2.1          2.0
                                               -------      --------     -------      -------      -------      -------
Total Revenues ...............................   95.9         220.7        95.9         99.0        131.3        121.7
Cost of Sales:
 Merchandise .................................   29.3          68.0        29.3         31.3         37.3         36.7
 Gasoline ....................................   45.3          99.4        45.3         43.6         66.0         55.8
                                               -------      --------     -------      -------      -------      -------
Gross Profit .................................   21.3          53.3        21.3         24.1         28.0         29.2
Income from operations .......................    0.5           4.6         0.5          0.6          2.1          4.0
Interest expense .............................    3.4           7.1          n/a          n/a          n/a          n/a
Other Financial Data:
 EBITDA (a) .................................. $   3.3      $   11.6     $   3.3      $   4.1      $   5.3      $   7.5
 EBITDA/interest expense .....................    1.0  x        1.6  x       n/a          n/a          n/a          n/a
Store Operating Data:
Same store sales growth (b):
   Merchandise ............................... 10.9 %       2.1 %        10.9 %       4.9 %            n/a      0.0 %
   Gasoline gallons .......................... 9.2 %        2.0 %        9.2 %        3.2 %            n/a      1.2 %
Merchandise gross margin ..................... 34.5 %       34.9 %       34.5 %       35.7 %       33.9 %       34.1 %
Gasoline gallons sold (in millions) ..........   40.0         101.8        40.0         45.7         56.2         56.1
Average retail gasoline price per gallon ..... $   1.25     $    1.11    $   1.25     $   1.07     $   1.30     $   1.14
Average gasoline gross profit
 per gallon (in cents) .......................    11.75c       13.06c       11.75c       11.16c       12.10c      14.62c

---------
(a) "EBITDA" represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss.

(b) The stores included in calculating "same store sales growth" are Pantry and Lil' Champ stores that were in operation for both the six and three months ended and the five and three months ended March 27, 1997 and March 26, 1998, respectively. For consolidated "same store sales growth", Lil' Champ "same store sales growth" volume data was added to Pantry volume data.


     Six Months Ended March 26, 1998 Compared to the Six Months Ended March 27, 1997

     Gross Revenue. Total revenue for the six month period ended March 26, 1998 (the "first fiscal six months 1998") increased $219.6 million over the comparable period ended March 27, 1997 (the "first fiscal six months 1997"). The increase in total revenue is primarily attributable to Lil' Champ revenue of $207.8 million for the five month period ended March 26, 1998, the revenue from stores acquired or opened since March 27, 1997, and same store sales growth.

     Merchandise Revenue. Total merchandise revenue for the first fiscal six months 1998 increased $101.6 million over the first fiscal six months 1997. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $94.2 million for the five month period ended March 26, 1998, the revenue from stores acquired or opened since March 27, 1997, and same store sales growth. The Pantry locations and Lil' Champ locations same store merchandise revenue for the six and five month periods ended March 26, 1998 increased 4.2% and 1.2% over the comparable periods in 1997, respectively. Overall same store merchandise sales growth was 2.6% (see footnote [b] to the table above). Same store sales increases at the Pantry locations are primarily attributable to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Same store sales increases at Lil' Champ locations are primarily attributable to store merchandising, increases in food service sales, and promotional activity.

     Gasoline Revenue and Gallons. Total gasoline revenue for the first fiscal six months 1998 increased $113.9 million over the first fiscal six months 1997. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $110.2 million for the five month period ended March 26, 1998, the revenue from stores acquired or opened since March 27, 1997, and same store gallon sales growth. Overall gasoline revenue growth was partially offset by lower average gasoline retail prices in the first fiscal six months 1998 versus the first fiscal six months 1997. In the first fiscal six months 1998, the Company's average retail price of gasoline was $0.11 lower than in the first fiscal six months 1997.

     In the first fiscal six months 1998, total gasoline gallons increased
108.0 million gallons over the first fiscal six months 1997, 94.6 million of which is attributable to Lil' Champ volume. Pantry locations and Lil' Champ locations same store gasoline gallon sales for the six and five month periods ended March 26, 1998 increased 5.6% and 0.1% over the comparable periods in 1997, respectively. Overall same store gallon sales growth was 2.0% (see footnote [b] to the table above). Same store gallon increases at Pantry locations are primarily attributable to more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance. Same store gallon results at Lil' Champ locations are primarily attributable to general gasoline conditions and relatively inclement weather in Florida and coastal Georgia during the five month period ended March 26, 1998.

     Commission Revenue. Total commission revenue for the first fiscal six months 1998 increased $4.1 million over the first fiscal six months 1997. The increase in commission revenue is primarily attributable to Lil' Champ revenue of $3.4 million for the five month period ended March 26, 1998 and the revenue from stores acquired or opened since March 27, 1997. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

     Total Gross Profit. Total gross profit for the first fiscal six months 1998 increased $55.2 million over the first fiscal six months 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $49.0 million for the five month period ended March 26, 1998 and an increase of $6.2 million in gross profit for Pantry operations. The increase in Pantry location gross profits is primarily attributable to the gross profit from stores acquired or opened since March 27, 1997, same store volume growth, and a higher merchandise gross margin.

     Merchandise Gross Margin. The merchandise gross margin increase from 34.0% in the first fiscal six months 1997 to 34.5% in the first fiscal six months 1998 is primarily attributable to changes in merchandise mix at Pantry locations and the addition of several higher average margin Pantry locations acquired in the coastal Carolinas. The margin increase was partially offset by the slightly lower merchandise gross margin at Lil' Champ locations.

     Gasoline Gross Profit Per Gallon. The gasoline gross profit per gallon increase from $0.122 in the first fiscal six months 1997 to $0.134 in first fiscal six months 1998 is the result of general gasoline market conditions in Lil' Champ's markets. The increase was partially offset by the lower gasoline margins realized in Pantry operations.

     Store Operating and General and Administrative Expenses. Store operating expenses for the first fiscal six months 1998 increased $33.2 million over the first fiscal six months 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $30.1 million for the five month period ended March 26, 1998 and the personnel and lease expenses associated with the stores acquired or opened since March 27, 1997.

     General and administrative expenses for the first fiscal six months 1998 increased $7.1 million over the first fiscal six months 1997. The increase in general and administrative expenses is primarily attributable to Lil' Champ expenses of $7.0 million for the five month period ended March 26, 1998. General and administrative expenses decreased as a percentage of merchandise sales.

     Income from Operations. Income from operations for the first fiscal six months 1998 increased $7.7 million over the first fiscal six months 1997. The increase is primarily attributable to Lil' Champ income from operations of $6.2 million and to an increase of $1.5 million in income from Pantry operations. The increase in income from Pantry operations is primarily attributable to the earnings from stores acquired or opened since March 27, 1997, same store volume increases, and the margin impact as discussed above.

     Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss. EBITDA for the first fiscal six months 1998 increased $15.1 million over the first fiscal six months in 1997. The increase is attributable to Lil' Champ EBITDA of $12.0 million for the five month period ended March 26, 1998 and an increase of $3.1 million in EBITDA for Pantry operations. The Pantry increase is attributable to the items discussed above, as well as gains on the sale of assets and other miscellaneous income.

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

     Interest Expense (see "Liquidity and Capital Resources; Long-Term Debt"). Interest expense is primarily interest on the Company's Senior Notes and Senior Subordinated Notes. Interest expense increased $6.4 million for the first fiscal six months in 1998 over the first fiscal six months 1997 and is attributable to interest on the Senior Subordinated Notes, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of Senior Notes.

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


     Second Quarter Ended March 26, 1998 Compared to the Second Quarter Ended March 27, 1997

     Gross Revenue. Total revenue for the three month period ended March 26, 1998 (the "second fiscal quarter 1998") increased $124.8 million over the comparable period ended March 27, 1997 (the "second fiscal quarter 1997"). The increase in total revenue is primarily attributable to Lil' Champ revenue of $121.7 million for the second fiscal quarter 1998, the revenue from stores acquired or opened since March 27, 1997, and same store sales growth. Company gross revenue increases were partially offset by lower gasoline revenue resulting from lower average retail gasoline prices.

     Merchandise Revenue. Total merchandise revenue for the second fiscal quarter 1998 increased $59.7 million over the second fiscal quarter 1997. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $55.7 million for the second fiscal quarter, 1998 the revenue from stores acquired or opened since March 27, 1997, and same store sales growth. The Pantry locations and Lil' Champ locations same store merchandise revenue for the second fiscal quarter 1998 increased 4.9% and 0.0% over the second fiscal quarter 1997, respectively. Overall same store merchandise sales growth was 2.1% (see footnote [b] to the table above). Same store sales increases at the Pantry locations are primarily attributable to more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Same store sales increases at Lil' Champ locations are primarily attributable to store merchandising, increases in food service sales, and promotional activity.

     Gasoline Revenue and Gallons. Total gasoline revenue for the second fiscal quarter 1998 increased $62.7 million over the second fiscal quarter 1997. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $64.0 million for the second fiscal quarter 1998, the revenue from stores acquired or opened since March 27, 1997, and same store gallon sales growth. Overall gasoline revenue growth was partially offset by lower average gasoline retail prices in the second fiscal quarter 1998 versus the second fiscal quarter 1997.

     In the second fiscal quarter 1998, total gasoline gallons increased 61.8 million gallons over the second fiscal quarter 1997, 56.1 million of which is attributable to Lil' Champ volume and to an increase of 5.7 million gallons from Pantry operations. Pantry locations and Lil' Champ locations same store gasoline gallon sales for the second fiscal quarter 1998 increased 3.2% and increased 1.2% over the comparable periods in 1997, respectively. Overall same store gallon sales growth was 2.0% (see footnote [b] to the table above). Same store gallon increases at Pantry locations are primarily attributable to more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance. The lower same store gallon increase at Lil' Champ is primarily attributable to general gasoline conditions and relatively inclement weather in Florida and coastal Georgia during the second fiscal quarter 1998.

     Commission Revenue. Total commission revenue for the second fiscal quarter 1998 increased $2.4 million over the second fiscal quarter 1997. The increase in commission revenue is attributable to Lil' Champ revenue of $2.0 million for the second fiscal quarter 1998 and the revenue from stores acquired or opened since March 27, 1997. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

     Total Gross Profit. Total gross profit for the second fiscal quarter 1998 increased $32.0 million over the second fiscal quarter 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $29.2 million for the second fiscal quarter 1998 and an increase of $2.8 million in gross profit for Pantry operations. The increase in Pantry location gross profits is primarily attributable to the gross profit from stores acquired or opened since March 27, 1997, same store volume growth, and higher merchandise gross margin.

     Merchandise Gross Margin. The merchandise gross margin increase from 34.5% for the second fiscal quarter 1997 to 34.9% for the second fiscal quarter 1998 is attributable to changes in merchandise mix at Pantry locations and the addition of several higher average margin Pantry locations acquired in the coastal Carolinas. The margin increase was offset by the relatively lower merchandise gross margin at Lil' Champ locations.

     Gasoline Gross Profit Per Gallon. The gasoline gross profit per gallon increase from $0.118 for the second fiscal quarter 1997 to $0.131 in second fiscal quarter 1998 is the result of relatively higher gasoline margins in Lil' Champ's marketing areas and general gasoline market conditions including lower wholesale gasoline costs for the Company.

     Store Operating and General and Administrative Expenses. Store operating expenses for the second fiscal quarter 1998 increased $19.5 million over the second fiscal quarter 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $17.4 million for the second fiscal quarter 1998 and the personnel and lease expenses associated with the stores acquired or opened since March 27, 1997.

     General and administrative expenses for the second fiscal quarter 1998 increased $4.0 million over the second fiscal quarter 1997. The increase in general and administrative expenses is primarily attributable to Lil' Champ expenses of $4.4 million for the second fiscal quarter 1998. General and administrative expenses decreased as a percentage of merchandise sales.

     Income from Operations. Income from operations for the second fiscal quarter 1998 increased $4.1 million over the second fiscal quarter 1997. The increase is primarily attributable to Lil' Champ income from operations of $4.0 million.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss. EBITDA for the second fiscal quarter 1998 increased $8.3 million over the second fiscal quarter in 1997. The increase is attributable to Lil' Champ EBITDA of $7.5 million for the second fiscal quarter 1998 and an increase of $0.8 million in EBITDA for Pantry operations. The Pantry increase is attributable to the items discussed above, as well as gains on the sale of assets and other miscellaneous income. In the second fiscal quarter 1997, the Pantry recognized a gain of approximately $0.5 million related to the sale of ten stores in South Carolina.

     Interest Expense (see "Liquidity and Capital Resources; Long-Term Debt"). Interest expense is primarily interest on the Company's Senior Notes and Senior Subordinated Notes. Interest expense increased $3.6 million for the second fiscal quarter 1998 over the second fiscal quarter 1997 and is attributable to interest on Senior Subordinated Notes, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of Senior Notes.


Liquidity and Capital Resources

     Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its New Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by (used in) operating activities for the first fiscal six months 1997 and the first fiscal six months 1998 totaled ($1.4) million and $17.7 million, respectively. The Company had $28.5 million of cash and cash equivalents on hand at March 26, 1998.

     Line and Letter of Credit Facility. On October 23, 1997, to supplement cash on hand and cash provided by operating activities, the Company entered into the New Credit Facility. The New Credit Facility consists of a $45.0 million Revolving Credit Facility and a $30.0 million Acquisition Facility (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- The Company and Recent Developments -- Recent Developments"). The Revolving Credit Facility is available to fund working capital and for the issuance of standby letters of credit. The Acquisition Facility is available to fund future acquisitions of related businesses. As of March 26, 1998, there were no borrowings outstanding under the working capital line of credit and $9.0 million outstanding under the Acquisition Facility (see "Tuck In Acquisitions" and "Long-Term Debt"). As of March 26, 1998, approximately $12.3 million of letters of credit were issued under the standby letter of credit facility.

     The Lil' Champ Acquisition. On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), plus the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of the Senior Subordinated Notes, cash on hand, and the net proceeds from the sale of the Company's Common Stock, par value $0.01 per share to existing stockholders and management of the Company.

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

     "Tuck In" Acquisitions. During the quarter ended March 26, 1998, the Company acquired a total of 24 convenience stores in two separate transactions for approximately $9.5 million. Twenty-three stores are located in or around Eastern North Carolina and one store is located in Hilton Head, South Carolina. The Company funded these transactions with cash on hand and $9.0 million in proceeds from the Acquisition Facility.

     Capital Expenditures. Capital expenditures, for the first fiscal six months 1997 and the first fiscal six months 1998 were approximately $4.2 million and $17.8 million, respectively. Capital expenditures are primarily expenditures for existing store improvements, store equipment, acquisitions, new store development and expenditures to comply with regulatory statutes, including those related to environmental matters. The Company finances substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, and asset dispositions. In the first fiscal six months 1998, the Company has received approximately $4.9 million in sale-leaseback and other reimbursements for capital improvements; therefore net capital expenditures, excluding all acquisitions, for the first fiscal six months 1998 were $12.9 million.

     Long-Term Debt. At March 26, 1998, the Company's long-term debt consisted primarily of $49.0 million of the Senior Notes and $200 million of the Senior Subordinated Notes (together with the Senior Notes, the "Notes"). The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15.

     The Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock;
(vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- The Company and Recent Developments" and "Note 5 -- Long-term Debt."

     During the quarter ended March 26, 1998 and relating to the "tuck in" acquisitions discussed above, the Company borrowed $9.0 million under its Acquisition Facility. Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- The Company and Recent Developments"). The New Credit Facility contains covenants restricting the ability of the Company and any its of subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures;
(vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     Cash Flows from Financing Activities. The Lil' Champ Acquisition price, the refinancing of existing Lil' Champ debt, the Tender Offer, and all related fees and expenses were financed with the proceeds from the offering of $200.0 million Senior Subordinated Notes, cash on hand, and the net proceeds of approximately $32.0 million from the sale to existing stockholders and management of the Company of an additional 72,000 shares of the Company's Common Stock, par value $0.01 per share. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- The Company and Recent Developments."

     Shareholders' Equity. As of March 26, 1998, the Company's shareholders' equity totaled $10.5 million. The increase in shareholders' equity of $28.4 million is attributed to the proceeds from the sale of additional Common Stock and the contribution of all outstanding shares of Series A Preferred Stock and related accrued dividends (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- The Company and Recent Developments" and "Note 6 -- Shareholders' Equity"), which was partially offset by the Company's net loss of $8.5 million for the six months ended March 26, 1998.

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

     The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $4.5 million of capital expenditures for these purposes over the next nine months. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.

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

     Cash Requirements. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, new equity issued and sold on October 23, 1997 in connection with the Lil' Champ Acquisition and related transactions, short-term borrowing for seasonal working capital, permitted borrowings under the Company's Acquisition Facility and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service for the next twelve months.

                         PART II -- OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         27.1 Financial Data Schedule.


     (b) Reports on Form 8-K.

         None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PANTRY, INC.

Date: May 11, 1998



                        By: /s/        WILLIAM T. FLYG
                                          -------------------------------------

                                William T. Flyg
                  Senior Vice President Finance and Secretary
              (Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX




 Exhibit No.    Description of Document
-------------   -------------------------
 27.1           Financial Data Schedule.