Form 10-Q
period 1998-06-25
PANTRY INC
filed 1998-08-10
CIK 915862

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



                 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1998



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



  COMMON STOCK, $0.01 PAR VALUE            229,507 SHARES
  (Class)                         (Outstanding at August 7, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.



                                   FORM 10-Q


                                 JUNE 25, 1998


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

       Consolidated Balance Sheets..........................................2

             Consolidated Statements of Operations..........................4

             Consolidated Statements of Cash Flows..........................5

             Notes to Consolidated Financial Statements.....................6

    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................23

PART II -- OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K...............................31

                       PART I -- FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.
                                THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                             (DOLLARS IN THOUSANDS)



                                                SEPTEMBER 25,      JUNE 25,
                                                     1997            1998
                                               ---------------   ------------
                                                  (AUDITED)       (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .................       $  3,347        $ 21,450
 Receivables, net ..........................          2,101           7,738
 Inventories ...............................         17,161          39,274
 Prepaid expenses ..........................          1,204           1,869
 Property held for sale ....................          3,323           4,265
 Deferred income taxes .....................          1,142           1,142
                                                   --------        --------
   Total current assets ....................         28,278          75,738
                                                   --------        --------
Property and equipment, net ................         77,986         248,658
                                                   --------        --------
Other assets:
 Goodwill, net .............................         20,318          73,529
 Deferred lease cost, net ..................            314             280
 Deferred financing cost, net ..............          4,578          13,587
 Environmental receivables, net ............          6,511           7,603
 Deferred income taxes .....................            156              --
 Escrow for Lil' Champ acquisition .........          4,049              --
 Other noncurrent assets ...................            609           4,436
                                                   --------        --------
   Total other assets ......................         36,535          99,435
                                                   --------        --------
                                                   $142,799        $423,831
                                                   ========        ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                             (DOLLARS IN THOUSANDS)



                                                                SEPTEMBER 25,      JUNE 25,
                                                                     1997            1998
                                                               ---------------   ------------
                                                                  (AUDITED)       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt ......................      $      33       $      56
 Current maturities of capital lease obligations ...........            285           1,312
 Accounts payable:
   Trade ...................................................         16,035          41,137
   Money orders ............................................          3,022           3,637
 Accrued interest ..........................................          4,592           4,959
 Accrued compensation and related taxes ....................          3,323           7,296
 Income taxes payable ......................................            296              --
 Other accrued taxes .......................................          2,194           1,858
 Accrued insurance .........................................          3,887           4,943
 Other accrued liabilities .................................          2,856          12,477
                                                                  ---------       ---------
   Total current liabilities ...............................         36,523          77,675
                                                                  ---------       ---------
Long-term debt .............................................        100,305         277,272
                                                                  ---------       ---------
Other noncurrent liabilities:
 Environmental reserve .....................................          7,806          11,048
 Deferred income taxes .....................................             --           7,360
 Capital lease obligations .................................            679          11,488
 Employment obligations ....................................          1,341           1,064
 Accrued dividends on preferred stock ......................          7,958           3,702
 Other noncurrent liabilities ..............................          6,060          21,863
                                                                  ---------       ---------
   Total other noncurrent liabilities ......................         23,844          56,525
                                                                  ---------       ---------
Shareholders' equity (deficit): ............................
 Preferred stock, $.01 par value, 150,000 shares authorized;
   43,499 issued and outstanding at September 25, 1997 and
   17,500 issued and outstanding at June 25, 1998 ..........             --              --
 Common stock, $.01 par value, 300,000 shares authorized;
   114,029 issued and outstanding at September 25, 1997 and
   186,029 issued and outstanding at June 25, 1998 .........              1               2
 Additional paid in capital ................................          5,396          43,116
 Shareholder loan ..........................................             --            (215)
 Accumulated deficit .......................................        (23,270)        (30,544)
                                                                  ---------       ---------
   Total shareholders' equity (deficit) ....................        (17,873)         12,359
                                                                  ---------       ---------
                                                                  $ 142,799       $ 423,831
                                                                  =========       =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     ---------------------------   --------------------------
                                                                       JUNE 26,       JUNE 25,       JUNE 26,       JUNE 25,
                                                                         1997           1998           1997           1998
                                                                     ------------   ------------   ------------   -----------
                                                                      (13 WEEKS)     (13 WEEKS)     (39 WEEKS)     (39 WEEKS)
Revenues:
 Merchandise sales ...............................................     $ 52,562       $123,108       $144,679      $ 316,873
 Gasoline sales ..................................................       57,132        127,780        158,970        343,498
 Commissions .....................................................        1,338          3,689          3,624         10,047
                                                                       --------       --------       --------      ---------
   Total revenues ................................................      111,032        254,577        307,273        670,418
                                                                       --------       --------       --------      ---------
Cost of sales:
 Merchandise .....................................................       34,552         80,400         95,384        207,265
 Gasoline ........................................................       51,166        113,812        143,084        304,136
                                                                       --------       --------       --------      ---------
   Total cost of sales ...........................................       85,718        194,212        238,468        511,401
                                                                       --------       --------       --------      ---------
Gross profit .....................................................       25,314         60,365         68,805        159,017
                                                                       --------       --------       --------      ---------
Operating expenses:
 Store expenses ..................................................       14,959         35,582         43,644         97,435
 General and administrative expenses .............................        4,237          7,874         12,715         23,406
 Depreciation and amortization ...................................        2,310          6,750          6,808         18,525
                                                                       --------       --------       --------      ---------
   Total operating expenses ......................................       21,506         50,206         63,167        139,366
                                                                       --------       --------       --------      ---------
Income from operations ...........................................        3,808         10,159          5,638         19,651
                                                                       --------       --------       --------      ---------
Other income (expense):
 Interest ........................................................       (3,284)        (7,502)        (9,763)       (20,353)
 Miscellaneous ...................................................          517            479          1,236          1,253
                                                                       --------       --------       --------      ---------
   Total other expense ...........................................       (2,767)        (7,023)        (8,527)       (19,100)
                                                                       --------       --------       --------      ---------
Income (loss) before income taxes and extraordinary item .........        1,041          3,136         (2,889)           551
Income tax (expense) benefit .....................................         (208)          (916)           578             --
                                                                       --------       --------       --------      ---------
Income (loss) before extraordinary item ..........................          833          2,220         (2,311)           551
Extraordinary item, net of taxes .................................           --            289             --         (6,511)
                                                                       --------       --------       --------      ---------
Net income (loss) ................................................     $    833       $  2,509       $ (2,311)     $  (5,960)
                                                                       ========       ========       ========      =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                                           NINE MONTHS ENDED
                                                                      ----------------------------
                                                                        JUNE 26,        JUNE 25,
                                                                          1997            1998
                                                                      ------------   -------------
                                                                       (39 WEEKS)      (39 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .........................................................    $  (2,311)     $   (5,960)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Extraordinary loss .............................................           --           6,511
   Depreciation and amortization ..................................        6,808          18,525
   Change in deferred income taxes ................................          164            (514)
   (Gain) loss on sale of property and equipment ..................         (467)            350
   Reserves for environmental issues ..............................          262              92
Changes in operating assets and liabilities, net:
 Receivables ......................................................          (38)         (4,885)
 Inventories ......................................................       (1,019)         (2,866)
 Prepaid expenses .................................................         (185)            737
 Other noncurrent assets ..........................................           39           4,192
 Accounts payable .................................................        1,340           4,159
 Other current liabilities and accrued expenses ...................       (2,897)           (681)
 Employment obligations ...........................................         (449)           (277)
 Other noncurrent liabilities .....................................          678           7,727
                                                                       ---------      ----------
Net cash provided by operating activities .........................        1,925          27,110
                                                                       ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ..............................       (6,737)         (4,187)
 Additions to property and equipment ..............................       (9,003)        (32,923)
 Proceeds from sale of property held for sale .....................        1,274           3,245
 Proceeds from sale of property and equipment .....................        1,406           1,521
 Acquisitions of related businesses, net of cash acquired .........       (9,526)       (165,799)
                                                                       ---------      ----------
Net cash used in investing activities .............................      (22,586)       (198,143)
                                                                       ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES: .............................
 Net proceeds from line of credit .................................        5,645              --
 Principal repayments under capital leases ........................         (227)           (907)
 Principal repayments of long-term debt ...........................          (18)        (57,044)
 Proceeds from issuance of long-term debt .........................          200         228,042
 Net proceeds from equity issue ...................................       15,941          31,936
 Other financing costs ............................................          (84)        (12,891)
                                                                       ---------      ----------
Net cash provided by financing activities .........................       21,457         189,136
                                                                       ---------      ----------
NET INCREASE IN CASH & CASH EQUIVALENTS ...........................          796          18,103
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ........................        5,338           3,347
                                                                       ---------      ----------
CASH & CASH EQUIVALENTS, END OF QUARTER ...........................    $   6,134      $   21,450
                                                                       =========      ==========

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

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 25, 1998 and for the three and nine months ended June 25, 1998 and June 26, 1997 are unaudited. References herein to the "Company" shall include all subsidiaries including Lil' Champ, whereas references to the "Pantry" shall not include Lil' Champ. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

     It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1997 (the "Company's 10-K"), the Company's Quarterly Reports on Form 10-Q for the quarters ended December 25, 1997 and March 26, 1998, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, the Company's Current Report on Form 8-K dated October 23, 1997, and the Company's Current Report on Form 8-K dated July 2, 1998, as amended.

     The results of operations for the three and nine months ended June 25, 1998 and June 26, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters.

     On October 23, 1997, the Company acquired all the outstanding shares of Lil' Champ (the "Lil' Champ Acquisition"). The Company accounted for the Lil' Champ Acquisition under the purchase method of accounting; therefore the Consolidated Financial Statements only include Lil' Champ's results of operations since the date of acquisition.


     THE COMPANY

     The Company is a privately held company and, as of June 25, 1998, operated approximately 895 convenience stores primarily under the names "The Pantry" in North Carolina, South Carolina, Tennessee, Kentucky, and Indiana or "Lil' Champ" in Florida and Georgia (see "Note 8 -- Subsequent Events"). The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Florida, Georgia, Kentucky and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 822 locations, 542 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Exxon, Fina, Shell, and Texaco. Since fiscal 1994, merchandise revenues (including commissions from services) and gasoline revenues have each averaged approximately 50% of total revenues.


     RECENT DEVELOPMENTS

     On March 19, 1998, the Company acquired the operating assets of 23 convenience stores in Eastern North Carolina. In three separate transactions in May, 1998, the Company acquired an additional twelve convenience stores in the Gainesville, Florida area. Additionally, the Company acquired one convenience store in Hilton Head, South Carolina, opened two in Myrtle Beach, South Carolina, and opened one in Cary, North Carolina. These acquisitions and openings have been funded primarily from cash on hand and borrowings under the Company's Acquisition Facility (which is part of the New Credit Facility).

                               THE PANTRY, INC.

NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS -- Continued

     Subsequent to June 25, 1998, the Company acquired 116 convenience stores in two separate transactions (see "Note 8 -- Subsequent Events"). These stores are located in North Carolina, South Carolina, and Virginia. Both acquisitions have been primarily funded from cash on hand, borrowings under the Company's Acquisition Facility (which is part of the New Credit Facility), and an additional equity investment by existing stockholders. See "Note 6 -- Shareholders' Equity" and "Note 8 -- Subsequent Events."


NOTE 2 -- THE LIL' CHAMP ACQUISITION AND PRO FORMA INFORMATION

     On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil Champ's 493 stores are located primarily in northern Florida and Georgia, with approximately 150 stores concentrated in the Jacksonville, Florida area. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of $200.0 million, 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), cash on hand, and the net proceeds from the sale of the Company's $0.01 par value Common Stock to existing stockholders and management of the Company.

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

     On October 23, 1997, the Company entered into a new bank credit facility (the "New Credit Facility") consisting of a $45.0 million "Revolving Credit Facility" and a $30.0 million "Acquisition Facility." The New Credit Facility is available for: (i) working capital financing and general corporate purposes of the Company; (ii) issuing commercial and standby letters of credit; and
(iii) acquisitions. The New Credit Facility is secured by substantially all of the assets of the Company and the Guarantors and is guaranteed by the Guarantors. The New Credit Facility contains covenants restricting the ability of the Company and any its subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock;
(iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA (as defined in the Indenture), (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

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

     The Lil' Champ Acquisition has been accounted for under the purchase method of accounting. Under the purchase method, the total purchase price including direct costs has been allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based on their respective fair values as of the acquisition date based upon valuations, appraisals, and other studies. For purposes of these interim financial statements and the notes hereto, (i) the excess of the

                               THE PANTRY, INC.

NOTE 2 -- THE LIL' CHAMP ACQUISITION AND PRO FORMA INFORMATION -- Continued

purchase price including direct costs over the historical net assets of Lil' Champ, $50,428,000, has been considered to be goodwill and other intangible assets, pending the completion of appraisals and other purchase price allocation adjustments and (ii) are amortized over a weighted-average period of approximately 30 years.

     The assets acquired and liabilities assumed related to the Lil' Champ Acquisition are as follows (in thousands):


      Assets Acquired:
        Receivables .............................................................    $  1,846
        Inventories .............................................................      17,601
        Prepaid Expenses and other current assets ...............................       1,402
                                                                                     --------

        Total current assets acquired ...........................................      20,849
        Property and equipment ..................................................     130,949
        Other non-current assets ................................................       3,696
                                                                                     --------
        Total assets acquired ...................................................     155,494
                                                                                     --------

      Liabilities Assumed:
        Short-term capital lease obligations ....................................       1,027
        Accounts payable and accrued expenses ...................................      36,544
                                                                                     --------
        Total current liabilities acquired ......................................      37,571
        Long-term capital lease obligations .....................................      11,716
        Other non-current liabilities ...........................................      20,737
                                                                                     --------
        Total liabilities assumed ...............................................      70,024
                                                                                     --------

      Net tangible assets acquired ..............................................      85,470
      Direct costs and identifiable and unidentifiable intangibles ..............      50,428
                                                                                     --------
        Total consideration paid including direct costs, net of cash acquired
         of $10,487 .............................................................    $135,898
                                                                                     ========

     Pro forma information for the nine months ended June 26, 1997 and June 25, 1998, assuming the Lil' Champ Acquisition, the refinancing of existing Lil' Champ debt, the issuance of the Senior Subordinated Notes, the Tender Offer and Consent Solicitation, and the Equity Investment (as defined herein) occurred at the beginning of each of the periods presented is as follows (in thousands):



                                                              NINE MONTHS ENDED
                                                            JUNE 26,       JUNE 25,
                                                              1997           1998
                                                          ------------   -----------
      Revenues ........................................    $ 700,633      $710,137
      Income (loss) before extraordinary item .........       (7,370)          199
      Net loss ........................................      (13,881)       (6,312)

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):



                                            SEPTEMBER 25,      JUNE 25,
                                                 1997            1998
                                           ---------------   ------------
      Inventories at FIFO cost:
        Merchandise ....................      $ 16,877        $  42,410
        Gasoline .......................         4,969            9,335
                                              --------        ---------
                                                21,846           51,745
      Less adjustment to LIFO cost:
        Merchandise ....................        (4,203)         (11,814)
        Gasoline .......................          (482)            (657)
                                              --------        ---------
      Inventories at LIFO cost .........      $ 17,161        $  39,274
                                              ========        =========

     Inventories at September 25, 1997 do not include the inventories of Lil' Champ. See and "Note 2 -- The Lil' Champ Acquisition and Pro Forma Information."


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

     The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $4.5 million of capital expenditures for these purposes over the next six months. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.

     All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide coverage for taking corrective action and compensating third parties in the event of a release from its UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina, Florida, Georgia, Tennessee and Kentucky. The coverage afforded by each state fund varies but generally provides for up to $1 million per site for the cleanup of environmental contamination, and most provide coverage for third party liability subject to applicable deductibles. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise

                               THE PANTRY, INC.

NOTE 4 -- ENVIRONMENTAL LIABILITIES AND CONTINGENCIES -- Continued

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

     Environmental reserves of $7.8 million and $11.0 million as of September 27, 1997 and June 25, 1998, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of June 25, 1998, these anticipated reimbursements of $7.6 million are recorded as long-term environmental receivables.

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


NOTE 5 -- LONG-TERM DEBT

     At September 25, 1997 and June 25, 1998, long-term debt consisted of the following (in thousands):



                                                                                 SEPTEMBER 25,      JUNE 25,
                                                                                      1997            1998
                                                                                ---------------   -----------
      Notes payable ("Senior Notes"); due November 15, 2000; interest
        payable semi-annually at 12 1/2% ....................................      $ 99,995        $ 48,995
      Notes payable ("Senior Subordinated Notes"); due October 15, 2007;
        interest payable semi-annually at 10 1/4% ...........................            --         200,000
      Notes payable ("Acquisition Facility"); interest only payable quarterly at LIBOR plus 2 1/2% through October 31, 1999 with quarterly installments of principal plus interest quarterly beginning
        January 30, 2000 through October 31, 2002 ...........................            --          28,000
      Other notes and mortgages payable; generally due in monthly
        installments of principal plus interest at various rates and terms ..           343             333
                                                                                   --------        --------
                                                                                    100,338         277,328
      Less -- current maturities ............................................           (33)            (56)
                                                                                   --------        --------
                                                                                   $100,305        $277,272
                                                                                   ========        ========

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of Senior Subordinated Notes and, in related transactions, completed the Tender Offer and Consent Solicitation with respect to the Senior Notes and entered into the New Credit Facility. See "Note 2 -- The Lil' Champ Acquisition and Pro Forma Information."

     The Senior Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Guarantors. The terms of the Senior Notes contain certain covenants restricting: (i) the use of proceeds from the offering; (ii) liens on properties; (iii) certain "restricted payments" as

                               THE PANTRY, INC.

NOTE 5 -- LONG-TERM DEBT -- Continued

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

     Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions (see "Note 2 -- The Lil' Champ Acquisition and Pro Forma Information"). The New Credit Facility contains covenants restricting the ability of the Company and any its of subsidiaries to, among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA,
(c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance. See "Note 8 -- Subsequent Events."


NOTE 6 -- SHAREHOLDERS' EQUITY

     As described in Note 2 above, on October 23, 1997 in connection with the Lil' Champ Acquisition and related transactions, the Company issued 72,000 shares of Common Stock, par value $0.01, to certain existing stockholders and a member of management for $32.0 million. Prior to the purchase of Common Stock, holders of the Company's Series A Preferred Stock, par value $0.01 per share, contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of the Company (together with the issuance of Common Stock, "the Equity Investment"). As a result, preferred stock and accrued dividends were each reduced by $260 and $5,570,000, respectively, and additional paid in capital was increased by $5,570,260.

     On January 1, 1998, the Company adopted an incentive and non-qualified Stock Option Plan (the "Plan"). Pursuant to the provisions of the Plan, options may be granted to officers, key employees and consultants of the Company or any of its subsidiaries and certain members of the Board of Directors ("BOD") to purchase shares of the Company's Common Stock. Under the Plan, incentive stock options may only be granted to employees. The Plan is administered by the BOD, or a committee of the BOD. Options are granted at prices determined by the BOD and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the Plan may differ from one grant to another. As of June 25, 1998, grants representing 8,701 shares have been made under the Plan.

     On July 2, 1998 and in connection with two acquisitions completed subsequent to June 25, 1998, the Company issued 43,478 shares of Common Stock, par value $0.01 per share, to certain existing stockholders for $25.0 million. See "Note 8 -- Subsequent Events."


NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Lil' Champ Acquisition, the Guarantors jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its Senior Subordinated Notes and its Senior Notes Indenture.

     Management has determined that separate financial statements of the Guarantors (Lil' Champ and Sandhills, Inc. as of September 25, 1997 and June 25, 1998, and for each of the three and nine months ended June 26, 1997 and June 25, 1998) would not be significant to investors and in lieu of such separate financial statements, the Company has presented supplemental combining information. This supplemental combining information includes the consolidated financial statements of the Company's unrestricted subsidiary, PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry

                               THE PANTRY, INC.

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

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


                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                               SEPTEMBER 25, 1997




                                           THE PANTRY    GUARANTOR   NON-GUARANTOR
                                            (ISSUER)    SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                          ------------ ------------ -------------- -------------- -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents .............   $  2,247      $   279       $  821       $      --     $  3,347
  Receivables, net ......................      4,056        4,562           30          (6,547)       2,101
  Inventories ...........................     17,161           --           --              --       17,161
  Prepaid expenses ......................      1,195            6            3              --        1,204
  Property held for sale ................      3,323           --           --              --        3,323
  Deferred income taxes .................      1,142           --           --              --        1,142
                                            --------      -------       ------       ---------     --------
   Total current assets .................     29,124        4,847          854          (6,547)      28,278
                                            --------      -------       ------       ---------     --------
Investment in subsidiaries ..............     47,225           --           --         (47,225)          --
                                            --------      -------       ------       ---------     --------
Property and equipment, net .............     77,641           --          345              --       77,986
                                            --------      -------       ------       ---------     --------
Other assets:
  Goodwill, net .........................     20,318           --           --              --       20,318
  Deferred lease cost, net ..............        314           --           --              --          314
  Deferred financing cost, net ..........      4,578           --           --              --        4,578
  Environmental receivables, net ........      6,511           --           --              --        6,511
  Deferred income taxes .................        156           --           --              --          156
  Escrow for Lil' Champ acquisition .....         --           --        4,049              --        4,049
  Intercompany notes receivable .........         --       39,434           --         (39,434)          --
  Other noncurrent assets ...............        534           74            1              --          609
                                            --------      -------       ------       ---------     --------
   Total other assets ...................     32,411       39,508        4,050         (39,434)      36,535
                                            --------      -------       ------       ---------     --------
                                            $186,401      $44,355       $5,249       $ (93,206)    $142,799
                                            ========      =======       ======       =========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


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
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT):
Current liabilities:
  Current maturities of long-term debt ................  $      17      $    --       $   16       $      --     $      33
  Current maturities of capital lease obligations .....        285           --           --              --           285
  Accounts payable:
   Trade ..............................................     16,032            3           --              --        16,035
   Money orders .......................................      3,022           --           --              --         3,022
  Accrued interest ....................................      5,564           --            1            (973)        4,592
  Accrued compensation and related taxes ..............      3,322           --            1              --         3,323
  Income taxes payable ................................        313        1,560          235          (1,812)          296
  Other accrued taxes .................................      2,194           --           --              --         2,194
  Accrued insurance ...................................      3,887           --           --              --         3,887
  Other accrued liabilities ...........................      6,382          113          122          (3,761)        2,856
                                                         ---------      -------       ------       ---------     ---------
    Total current liabilities .........................     41,018        1,676          375          (6,546)       36,523
                                                         ---------      -------       ------       ---------     ---------
Long-term debt ........................................    100,168           --          137              --       100,305
                                                         ---------      -------       ------       ---------     ---------
Other noncurrent liabilities:
  Environmental reserve ...............................      7,806           --           --              --         7,806
  Capital lease obligations ...........................        679           --           --              --           679
  Employment obligations ..............................      1,341           --           --              --         1,341
  Accrued dividends on preferred stock ................      7,958           --           --              --         7,958
  Intercompany note payable ...........................     39,434           --           --         (39,434)           --
  Other noncurrent liabilities ........................      5,870          150           40              --         6,060
                                                         ---------      -------       ------       ---------     ---------
    Total other noncurrent liabilities ................     63,088          150           40         (39,434)       23,844
                                                         ---------      -------       ------       ---------     ---------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock .....................................         --           --           --              --            --
  Common stock ........................................          1           --           --              --             1
  Additional paid in capital ..........................      5,396           25        5,001          (5,026)        5,396
  Accumulated earnings (deficit) ......................    (23,270)      42,504         (304)        (42,200)      (23,270)
                                                         ---------      -------       ------       ---------     ---------
    Total shareholders' equity (deficit) ..............    (17,873)      42,529        4,697         (47,226)      (17,873)
                                                         ---------      -------       ------       ---------     ---------
                                                         $ 186,401      $44,355       $5,249       $ (93,206)    $ 142,799
                                                         =========      =======       ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                                 JUNE 25, 1998



                                       THE PANTRY     GUARANTOR    NON-GUARANTOR
                                        (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                      ------------ -------------- -------------- -------------- ----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..........   $ 10,624      $  9,860        $  966       $       --    $ 21,450
 Receivables, net ...................      9,817        19,409             3          (21,491)      7,738
 Inventories ........................     16,624        22,650            --               --      39,274
 Prepaid expenses ...................        735         1,128             6               --       1,869
 Property held for sale .............      4,265            --            --               --       4,265
 Deferred income taxes ..............      1,142            --            --               --       1,142
                                        --------      --------        ------       ----------    --------
   Total current assets .............     43,207        53,047           975          (21,491)     75,738
                                        --------      --------        ------       ----------    --------
Investment in subsidiaries ..........     57,433            --            --          (57,433)         --
                                        --------      --------        ------       ----------    --------
Property and equipment, net .........     96,548       151,769           341               --     248,658
                                        --------      --------        ------       ----------    --------
Other assets:
 Goodwill, net ......................     20,223        53,306            --               --      73,529
 Deferred lease cost, net ...........        280            --            --               --         280
 Deferred financing cost, net .......     13,587            --            --               --      13,587
 Environmental receivables, net .....      6,510         1,093            --               --       7,603
 Deferred income taxes ..............      2,142            --            16           (2,158)         --
 Intercompany note receivable .......     20,338        39,433         4,075          (63,846)         --
 Other noncurrent assets ............        921         3,515                             --       4,436
                                        --------      --------                     ----------    --------
   Total other assets ...............     64,001        97,347         4,091          (66,004)     99,435
                                        --------      --------        ------       ----------    --------
                                        $261,189      $302,163        $5,407       $ (144,928)   $423,831
                                        ========      ========        ======       ==========    ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                                 JUNE 25, 1998



                                                                       GUARANTOR    NON-GUARANTOR
                                                        THE PANTRY   SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                       ------------ -------------- -------------- -------------- ------------
                                                                               (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ................  $      17      $     21        $   18       $       --    $      56
 Current maturities of capital lease obligations .....        285         1,027            --               --        1,312
 Accounts payable:
   Trade .............................................     18,817        22,320            --               --       41,137
   Money orders ......................................      2,791           846            --               --        3,637
 Accrued interest ....................................      3,864         3,159             1           (2,065)       4,959
 Accrued compensation and related taxes ..............      3,693         3,603            --               --        7,296
 Income taxes payable ................................         --         5,306           431           (5,737)          --
 Other accrued taxes .................................      1,858            --            --               --        1,858
 Accrued insurance ...................................      2,723         2,220            --               --        4,943
 Other accrued liabilities ...........................     15,016        10,992           121          (13,652)      12,477
                                                        ---------      --------        ------       ----------    ---------
   Total current liabilities .........................     49,064        49,494           571          (21,454)      77,675
                                                        ---------      --------        ------       ----------    ---------
Long-term debt .......................................    131,422       145,728           122               --      277,272
                                                        ---------      --------        ------       ----------    ---------
Other noncurrent liabilities:
 Environmental reserve ...............................      7,898         3,150            --               --       11,048
 Deferred income taxes ...............................         --         9,518            --           (2,158)       7,360
 Capital lease obligations ...........................        452        11,036            --               --       11,488
 Employment obligations ..............................      1,064            --            --               --        1,064
 Accrued dividends on preferred stock ................      3,702            --            --               --        3,702
 Intercompany note payable ...........................     43,483        20,400            --          (63,883)          --
 Other noncurrent liabilities ........................     11,745        10,080            38               --       21,863
                                                        ---------      --------        ------       ----------    ---------
   Total other noncurrent liabilities ................     68,344        54,184            38          (66,041)      56,525
                                                        ---------      --------        ------       ----------    ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock .....................................         --            --            --               --           --
 Common stock ........................................          2            --            --               --            2
 Additional paid in capital ..........................     43,116            25         5,000           (5,025)      43,116
 Shareholder loan ....................................       (215)           --                                        (215)
 Accumulated earnings (deficit) ......................    (30,544)       52,732          (324)         (52,408)     (30,544)
                                                        ---------      --------        ------       ----------    ---------
   Total shareholders' equity (deficit) ..............     12,359        52,757         4,676          (57,433)      12,359
                                                        ---------      --------        ------       ----------    ---------
                                                        $ 261,189      $302,163        $5,407       $ (144,928)   $ 423,831
                                                        =========      ========        ======       ==========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        THREE MONTHS ENDED JUNE 26, 1997




                                             THE PANTRY    GUARANTOR   NON-GUARANTOR
                                              (ISSUER)    SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                            ------------ ------------ -------------- -------------- ----------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Merchandise sales .......................   $ 52,562     $    --        $ --          $     --     $ 52,562
  Gasoline sales ..........................     57,132          --          --                --       57,132
  Commissions .............................      1,338          --          --                --        1,338
                                              --------     --------       ----          --------     --------
   Total revenues .........................    111,032          --          --                --      111,032
                                              --------     --------       ----          --------     --------
Cost of sales:
  Merchandise .............................     34,552          --          --                --       34,552
  Gasoline ................................     51,166          --          --                --       51,166
                                              --------     --------       ----          --------     --------
   Total cost of sales ....................     85,718          --          --                --       85,718
                                              --------     --------       ----          --------     --------
Gross profit ..............................     25,314          --          --                --       25,314
                                              --------     --------       ----          --------     --------
Operating expenses:
  Store expenses ..........................     18,315          --         (68)           (3,288)      14,959
  General and administrative expenses .....      4,240            (8)        5                --        4,237
  Depreciation and amortization ...........      2,305           3           2                --        2,310
                                              --------     ---------      ----          --------     --------
   Total operating expenses ...............     24,860            (5)      (61)           (3,288)      21,506
                                              --------     ----------     ----          --------     --------
Income from operations ....................        454           5          61             3,288        3,808
                                              --------     ---------      ----          --------     --------
Equity in earnings of subsidiaries ........      4,366          --          --            (4,366)          --
                                              --------     ---------      ----          --------     --------
Other income (expense):
  Interest ................................     (4,078)         --            (3)            797       (3,284)
  Miscellaneous ...........................        299       4,255          68            (4,105)         517
                                              --------     ---------      ------        --------     --------
   Total other expense ....................     (3,779)      4,255          65            (3,308)      (2,767)
                                              --------     ---------      ------        --------     --------
Income before income taxes.................      1,041       4,260         126            (4,386)       1,041
Income tax benefit (expense) ..............       (208)     (1,442)        (36)            1,478         (208)
                                              --------     ---------      ------        --------     --------
Net income ................................   $    833     $ 2,818        $ 90          $ (2,908)    $    833
                                              ========     =========      ======        ========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        THREE MONTHS ENDED JUNE 25, 1998




                                                         THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                          (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                        ------------ -------------- -------------- -------------- -----------
                                                                               (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ....................................   $ 60,595      $ 62,513        $ --          $     --     $123,108
 Gasoline sales .......................................     61,408        66,372          --                --      127,780
 Commissions ..........................................      1,698         1,991          --                --        3,689
                                                          --------      --------        ----          --------     --------
   Total revenues .....................................    123,701       130,876          --                --      254,577
                                                          --------      --------        ----          --------     --------
Cost of sales:
 Merchandise ..........................................     39,752        40,648          --                --       80,400
 Gasoline .............................................     55,001        58,811          --                --      113,812
                                                          --------      --------        ----          --------     --------
   Total cost of sales ................................     94,753        99,459          --                --      194,212
                                                          --------      --------        ----          --------     --------
Gross profit ..........................................     28,948        31,417          --                --       60,365
                                                          --------      --------        ----          --------     --------
Operating expenses:
 Store expenses .......................................     21,197        18,137         (61)           (3,691)      35,582
 General and administrative expenses ..................      4,185         3,685           4                --        7,874
 Depreciation and amortization ........................      3,456         3,292           2                --        6,750
                                                          --------      --------        ----          --------     --------
   Total operating expenses ...........................     28,838        25,114         (55)           (3,691)      50,206
                                                          --------      --------        ----          --------     --------
Income from operations ................................        110         6,303          55             3,691       10,159
                                                          --------      --------        ----          --------     --------
Equity in earnings of subsidiaries ....................      7,171            --          --            (7,171)          --
                                                          --------      --------        ----          --------     --------
Other income (expense):
 Interest .............................................     (4,248)       (4,283)           (3)          1,032       (7,502)
 Miscellaneous ........................................        103         5,093           7            (4,724)         479
                                                          --------      --------        ------        --------     --------
   Total other expense ................................     (4,145)          810           4            (3,692)      (7,023)
                                                          --------      --------        ------        --------     --------
Income before income taxes and extraordinary item .....      3,136         7,113          59            (7,172)       3,136
Income tax benefit (expense) ..........................       (916)       (2,087)        (60)            2,147         (916)
                                                          --------      --------        ------        --------     --------
Net income (loss) before extraordinary item ...........      2,220         5,026            (1)         (5,025)       2,220
Extraordinary item, net of taxes ......................        289            --          --                --          289
                                                          --------      --------        ------        --------     --------
Net income (loss) .....................................   $  2,509      $  5,026        $ (1)         $ (5,025)    $  2,509
                                                          ========      ========        ======        ========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        NINE MONTHS ENDED JUNE 26, 1997



                                             THE PANTRY    GUARANTOR   NON-GUARANTOR
                                              (ISSUER)    SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                            ------------ ------------ -------------- -------------- -----------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Merchandise sales .......................  $ 144,679           --       $   --       $      --     $144,679
  Gasoline sales ..........................    158,970           --           --              --      158,970
  Commissions .............................      3,624           --           --              --        3,624
                                             ---------           --       ------       ---------     --------
   Total revenues .........................    307,273           --           --              --      307,273
                                             ---------           --       ------       ---------     --------
Cost of sales:
  Merchandise .............................     95,384           --           --              --       95,384
  Gasoline ................................    143,084           --           --              --      143,084
                                             ---------           --       ------       ---------     --------
   Total cost of sales ....................    238,468           --           --              --      238,468
                                             ---------           --       ------       ---------     --------
Gross profit ..............................     68,805           --           --              --       68,805
                                             ---------           --       ------       ---------     --------
Operating expenses:
  Store expenses ..........................     53,012           --         (231)         (9,137)      43,644
  General and administrative expenses .....     12,671           27           17              --       12,715
  Depreciation and amortization ...........      6,793           10            5              --        6,808
                                             ---------           --       ------       ---------     --------
   Total operating expenses ...............     72,476           37         (209)         (9,137)      63,167
                                             ---------           --       ------       ---------     --------
Income (loss) from operations .............     (3,671)         (37)         148           9,137        5,638
                                             ---------          ---       ------       ---------     --------
Equity in earnings of subsidiaries ........     11,921           --           --         (11,921)          --
                                             ---------          ---       ------       ---------     --------
Other income (expense):
  Interest ................................    (11,849)          --          (10)          2,096       (9,763)
  Miscellaneous ...........................        710       11,621          158         (11,253)       1,236
                                             ---------       ------       ------       ---------     --------
   Total other expense ....................    (11,139)      11,621          148          (9,157)      (8,527)
                                             ---------       ------       ------       ---------     --------
Income (loss) before income taxes .........     (2,889)      11,584          357         (11,941)      (2,889)
Income tax benefit (expense) ..............        578       (3,932)        (105)          4,037          578
                                             ---------       ------       ------       ---------     --------
Net income (loss) .........................  $  (2,311)    $  7,652       $  252       $  (7,904)    $ (2,311)
                                             =========     ========       ======       =========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                        NINE MONTHS ENDED JUNE 25, 1998



                                                         THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                          (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                        ------------ -------------- -------------- -------------- -----------
                                                                               (DOLLARS IN THOUSANDS)
Revenues:
  Merchandise sales ...................................  $ 160,208     $ 156,665        $  --        $      --     $ 316,873
  Gasoline sales ......................................    166,874       176,624           --               --       343,498
  Commissions .........................................      4,613         5,434           --               --        10,047
                                                         ---------     ---------        -----        ---------     ---------
   Total revenues .....................................    331,695       338,723           --               --       670,418
                                                         ---------     ---------        -----        ---------     ---------
Cost of sales:
  Merchandise .........................................    104,126       103,139           --               --       207,265
  Gasoline ............................................    148,985       155,151           --               --       304,136
                                                         ---------     ---------        -----        ---------     ---------
   Total cost of sales ................................    253,111       258,290           --               --       511,401
                                                         ---------     ---------        -----        ---------     ---------
Gross profit ..........................................     78,584        80,433           --               --       159,017
                                                         ---------     ---------        -----        ---------     ---------
Operating expenses:
  Store expenses ......................................     59,159        48,349         (180)          (9,893)       97,435
  General and administrative expenses .................     12,666        10,724           16               --        23,406
  Depreciation and amortization .......................      9,643         8,877            5               --        18,525
                                                         ---------     ---------        -----        ---------     ---------
   Total operating expenses ...........................     81,468        67,950         (159)          (9,893)      139,366
                                                         ---------     ---------        -----        ---------     ---------
Income (loss) from operations .........................     (2,884)       12,483          159            9,893        19,651
                                                         ---------     ---------        -----        ---------     ---------
Equity in earnings of subsidiaries ....................     15,242            --           --          (15,242)           --
                                                         ---------     ---------        -----        ---------     ---------
Other income (expense):
  Interest ............................................    (12,373)      (11,068)            (9)         3,097       (20,353)
  Miscellaneous .......................................        566        13,655           22          (12,990)        1,253
                                                         ---------     ---------        -------      ---------     ---------
   Total other expense ................................    (11,807)        2,587           13           (9,893)      (19,100)
                                                         ---------     ---------        -------      ---------     ---------
Income (loss) before income taxes and extraordinary
  item ................................................        551        15,070          172          (15,242)          551
Income tax benefit (expense) ..........................         --        (4,842)        (192)           5,034            --
                                                         ---------     ---------        -------      ---------     ---------
Net income (loss) before extraordinary item ...........        551        10,228          (20)         (10,208)          551
Extraordinary item, net of taxes ......................     (6,511)           --                                      (6,511)
                                                         ---------     ---------                                   ---------
Net income (loss) .....................................  $  (5,960)    $  10,228        $ (20)       $ (10,208)    $  (5,960)
                                                         =========     =========        =======      =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                        NINE MONTHS ENDED JUNE 26, 1997



                                                             THE PANTRY     GUARANTOR   NON-GUARANTOR
                                                              (ISSUER)     SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                           -------------- ------------ -------------- -------------- ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................   $ (2,311)      $  7,652       $ 252         $ (7,904)    $  (2,311)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization ...........................      6,793             10           5                          6,808
 Change in deferred income taxes .........................        164                                                       164
 Gain on sale of property and equipment ..................       (467)                                                     (467)
 Reserves for environmental issues .......................        262                                                       262
 Equity earnings of affiliates ...........................     (7,904)                                      7,904            --
Changes in operating assets and liabilities, net:
 Receivables .............................................       (244)          (208)           (9)           423           (38)
 Inventories .............................................     (1,019)                                                   (1,019)
 Prepaid expenses ........................................       (184)             2            (3)                        (185)
 Other noncurrent assets .................................         39                                                        39
 Accounts payable ........................................      1,340                                                     1,340
 Other current liabilities and accrued expenses ..........     (2,604)            25         105             (423)       (2,897)
 Employment obligations ..................................       (449)                                                     (449)
 Other noncurrent liabilities ............................        680                           (2)                         678
                                                             --------                      --------                   ---------
Net cash provided by (used in) operating activities ......     (5,904)         7,481         348               --         1,925
                                                             --------       --------       -------       --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................     (6,782)            --            (5)            50        (6,737)
 Additions to property and equipment .....................     (9,003)            --          --               --        (9,003)
 Proceeds from sale of property held for sale ............        571             --         753              (50)        1,274
 Proceeds from sale of property and equipment ............      1,406             --          --               --         1,406
 Intercompany notes receivable (payable) .................      7,317         (7,317)         --               --            --
 Acquisitions of related businesses, net of cash
   acquired ..............................................     (9,526)            --          --               --        (9,526)
                                                             --------       --------       -------       --------     ---------
Net cash provided by (used in) investing activities ......    (16,017)        (7,317)        748               --       (22,586)
                                                             --------       --------       -------       --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from line of credit ........................      5,645             --          --               --         5,645
 Principal repayments under capital leases ...............       (227)            --          --               --          (227)
 Principal repayments of long-term debt ..................           (6)          --         (12)              --           (18)
 Proceeds from issuance of long-term debt ................        200             --          --               --           200
 Net proceeds from equity issue ..........................     15,941             --          --               --        15,941
 Other financing costs ...................................        (84)            --          --               --           (84)
                                                             ----------     --------       -------       --------     ---------
Net cash provided by (used in) financing activities ......     21,469             --         (12)              --        21,457
                                                             ----------     --------       -------       --------     ---------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS .......       (452)           164       1,084               --           796
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...............      1,513            135       3,690               --         5,338
                                                             ----------     --------       -------       --------     ---------
CASH & CASH EQUIVALENTS, END OF QUARTER ..................   $  1,061       $    299       $4,774        $     --     $   6,134
                                                             ==========     ========       =======       ========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                        NINE MONTHS ENDED JUNE 25, 1998



                                                           THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                            (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                          ------------ -------------- -------------- -------------- ------------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss) ......................................  $  (5,960)    $  10,228        $(20)        $ (10,208)    $   (5,960)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Extraordinary loss ...................................      6,511            --          --                --          6,511
   Depreciation and amortization ........................      9,652         8,869           4                --         18,525
   Change in deferred income taxes ......................       (498)           --         (16)               --           (514)
   Loss on sale of property and equipment ...............        144           206          --                --            350
   Reserves for environmental issues ....................         92            --          --                --             92
   Equity earnings of affiliates ........................    (10,208)           --          --            10,208             --
Changes in operating assets and liabilities, net:
 Receivables ............................................     (5,761)      (14,094)         26            14,944         (4,885)
 Inventories ............................................      1,583        (4,449)         --                --         (2,866)
 Prepaid expenses .......................................        460           280            (3)             --            737
 Other noncurrent assets ................................       (387)          530          --             4,049          4,192
 Accounts payable .......................................      2,555         1,604          --                --          4,159
 Other current liabilities and accrued expenses .........      5,491         8,541         194           (14,907)          (681)
 Employment obligations .................................       (277)           --          --                --           (277)
 Other noncurrent liabilities ...........................      5,867         1,861            (1)             --          7,727
                                                           ---------     ---------        -------      ---------     ----------
Net cash provided by operating activities ...............      9,264        13,576         184             4,086         27,110
                                                           ---------     ---------        ------       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ....................     (4,187)                       --                --         (4,187)
 Additions to property and equipment ....................    (18,956)      (13,967)         --                --        (32,923)
 Proceeds from sale of property held for sale ...........      3,245            --          --                --          3,245
 Proceeds from sale of property and equipment ...........        720           801          --                --          1,521
 Intercompany notes receivable (payable) ................    (16,289)       20,401         (26)           (4,086)            --
 Acquisitions of related businesses, net of cash
   acquired .............................................     (9,500)     (156,299)         --                --       (165,799)
                                                           ---------     ---------        ------       ---------     ----------
Net cash used in investing activities ...................    (44,967)     (149,064)        (26)           (4,086)      (198,143)
                                                           ---------     ---------        ------       ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ..............       (227)         (680)         --                --           (907)
 Principal repayments of long-term debt .................    (57,025)             (6)      (13)               --        (57,044)
 Proceeds from issuance of long-term debt ...............     82,287       145,755          --                --        228,042
 Net proceeds from equity issue .........................     31,936            --          --                --         31,936
 Other financing costs ..................................    (12,891)           --          --                --        (12,891)
                                                           ---------     -----------      ------       ---------     ----------
Net cash provided by (used in) financing activities .....     44,080       145,069         (13)               --        189,136
                                                           ---------     -----------      ------       ---------     ----------
NET INCREASE IN CASH & CASH EQUIVALENTS .................      8,377         9,581         145                --         18,103
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ..............      2,247           279         821                --          3,347
                                                           ---------     -----------      ------       ---------     ----------
CASH & CASH EQUIVALENTS, END OF QUARTER .................  $  10,624     $   9,860        $966         $      --     $   21,450
                                                           =========     ===========      ======       =========     ==========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 8 -- SUBSEQUENT EVENTS

     Subsequent to June 25, 1998, the Company acquired certain assets of Quick Stop Food Mart, Inc. (the "Quick Stop Acquisition") including, but not limited to, seventy-five (75) convenience stores located throughout North Carolina and South Carolina. In addition, subsequent to June 25, 1998, the Company acquired certain assets of Stallings Oil Company (the "Stallings Acquisition") including, but not limited to, forty-one (41) convenience stores located throughout North Carolina and eastern Virginia. The aggregate purchase price for both acquisitions was approximately $75 million plus the cost of inventories.

     The source of funds for each of the Quick Stop Acquisition and the Stallings Acquisition was (i) the Company's Acquisition Facility (which is part of the New Credit Facility), (ii) an additional aggregate equity investment in the Company of $25 million by existing stockholders of the Company, and (iii) cash on hand.

     In connection with Quick Stop Acquisition and the Stallings Acquisition, the New Credit Facility was amended to increase the amount available to the Company for acquisitions from $30 million to $85 million. In addition, amendments were made to certain of the Company's financial covenants under the New Credit Facility, including (a) the minimum coverage ratio, (b) the minimum pro forma EBITDA, (c) the maximum pro forma leverage ratio, and (d) the maximum capital expenditure allowance.

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

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in the Company's 10-K, the Company's Quarterly Reports on Form 10-Q for the quarters ended December 25, 1997 and March 26, 1998, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, the Company's Current Report on Form 8-K dated October 23, 1997 and the Company's Current Report on Form 8-K date July 2, 1998, as amended.


LIL' CHAMP AND RECENT DEVELOPMENTS

     On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ, and consummated certain other related transactions. The acquisition was funded by a combination of Senior Subordinated Notes, cash on hand, and an additional equity investment certain existing stockholders and a member of management (see "PART I -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information"). Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida.

     Within the nine months ended June 25, 1998, the Company has acquired or opened an additional 38 convenience stores in its existing markets. These openings and acquisitions were primarily funded from cash on hand and borrowings under the Company's Acquisition Facility. The combination of The Pantry, Lil' Champ, and selected "tuck in" acquisitions has created one of the largest independent convenience store chains in the United States (based on number of stores as of June 25, 1998) with 895 stores located primarily in the Southeast.

     Subsequent to June 25, 1998, the Company acquired 116 convenience stores in two separate transactions (see "Part I -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 8 -- Subsequent Events"). Both transactions were funded primarily from cash on hand, borrowings under the Company's Acquisition Facility, and an equity investment by existing shareholders. These convenience stores are located in North Carolina, South Carolina, and Virginia. These acquisitions, coupled with several openings since June 25, 1998, have increased the Company's store count to over 1,000 stores with operations in eight Southeastern states.

     Despite the attention given to the Lil' Champ Acquisition, the above activities, and the relatively weak gasoline margins in the Pantry's operating markets, the Company reported increases in income from operations and EBITDA (as defined herein) for both Pantry and Lil' Champ operations for the nine and eight month periods ended June 25, 1998, respectively, when compared to the same periods in the prior year (see "Results of Operations" for a detailed discussion).

     For a more detailed discussion of Lil' Champ's operations and its impact on the Pantry, refer to the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998 and the Company's Current Report on Form 8-K dated October 23, 1997.


RESULTS OF OPERATIONS

     IMPACT OF LIL' CHAMP ACQUISITION. The Lil' Champ Acquisition and related transactions have had a material impact on the Company's financial condition and results of operations since the date of acquisition. The Consolidated Statements of Operations for the nine and three months ended June 25, 1998 discussed herein include Lil' Champ operations for the eight and three month periods ended June 25, 1998, respectively. Due to the method of accounting for the Lil' Champ Acquisition, the Consolidated Balance Sheets as of September 25, 1997 and the Consolidated Statements of Operations for the nine and three months ended June 26, 1997 do not include the assets, liabilities, and results of operations of Lil' Champ.

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

     The selected operating results in the first two columns of each table include the consolidated accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ, Sandhills, Inc., and PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. Due to the method of accounting for the Lil' Champ Acquisition, the consolidated operating results for the nine and three months ended June 26, 1997, do not include Lil' Champ results and include only the eight and three months of Lil' Champ operating results for the periods ended June 25, 1998. For purpose of review and comparison, these tables show consolidated results, Pantry results, and Lil' Champ results separately and presents Lil' Champ results for only the eight months or thirty-five weeks ended June 25, 1998 in the "Nine Month" table.


             SELECTED OPERATING RESULTS FOR THE NINE MONTHS ENDED



                                                     CONSOLIDATED               THE PANTRY                 LIL' CHAMP
                                               ------------------------- ------------------------- ---------------------------
                                                 JUNE 26,     JUNE 25,     JUNE 26,     JUNE 25,       JUNE 26,      JUNE 25,
                                                   1997         1998         1997         1998           1997          1998
                                               ------------ ------------ ------------ ------------ --------------- -----------
                                                (39 WEEKS)   (39 WEEKS)   (39 WEEKS)   (39 WEEKS)     (35 WEEKS)    (35 WEEKS)
INCOME STATEMENT DATA:
Revenues:
   Merchandise Sales ......................... $ 144.7      $ 316.9      $ 144.7      $ 160.2         $ 154.3      $ 156.7
   Gasoline sales ............................  159.0        343.5        159.0        166.9            194.0       176.6
   Commissions ...............................    3.6         10.0          3.6          4.6              5.7         5.4
  Total Revenues .............................  307.3        670.4        307.3        331.7            354.0       338.7
  Cost of Sales:
   Merchandise ...............................   95.4        207.3         95.4        104.2            101.7       103.1
   Gasoline ..................................  143.1        304.1        143.1        148.9            175.9       155.2
  Gross Profit ...............................   68.8        159.0         68.8         78.6             76.4        80.4
  Income from operations .....................    5.6         19.7          5.6          7.1              5.1        12.6
  Interest expense ...........................    9.8         20.4           n/a          n/a             n/a         n/a
OTHER FINANCIAL DATA:
  EBITDA (a) ................................. $  13.7      $  39.4      $  13.7      $  17.4       $    16.3 (c)  $  22.0
  EBITDA/interest expense ....................     1.4 x        1.9 x        n/a          n/a             n/a          n/a
STORE OPERATING DATA:
  Number of stores (end of period) ...........     393          895          393          402              488         493
  Same store sales growth (b):
   Merchandise ...............................     9.0 %        3.6 %        9.0 %        5.1 %            n/a         2.3 %
   Gasoline gallons ..........................     7.0 %        2.5 %        7.0 %        4.4 %            n/a         1.0 %
  Merchandise gross margin ...................    34.1 %       34.6 %       34.1 %       35.0 %           34.1  %     34.2 %
  Gasoline gallons sold (in millions) ........   128.9        307.2        128.9        153.1            152.0       154.1
Average retail gasoline price per gallon ..... $  1.23     $   1.12     $   1.23     $   1.09       $    1.28     $   1.15
Average gasoline gross profit
  per gallon (in cents) ......................    12.34c       12.83c       12.34c       11.76c       11.91c         13.89c

               SELECTED OPERATING RESULTS FOR THE QUARTER ENDED



                                                     CONSOLIDATED               THE PANTRY                 LIL' CHAMP
                                               ------------------------- ------------------------- ---------------------------
                                                 JUNE 26,     JUNE 25,     JUNE 26,     JUNE 25,       JUNE 26,      JUNE 25,
                                                   1997         1998         1997         1998           1997          1998
                                               ------------ ------------ ------------ ------------ --------------- -----------
                                                (13 WEEKS)   (13 WEEKS)   (13 WEEKS)   (13 WEEKS)     (13 WEEKS)    (13 WEEKS)
INCOME STATEMENT DATA:
Revenues:
 Merchandise Sales ...........................  $ 52.6      $ 123.1       $ 52.6       $ 60.6         $ 56.4        $ 62.5
 Gasoline sales ..............................    57.1       127.8          57.1         61.4          72.8           66.4
 Commissions .................................     1.3         3.7           1.3          1.7           2.1            2.0
Total Revenues ...............................   111.0       254.6         111.0        123.7         131.3          130.9
Cost of Sales:
 Merchandise .................................    34.6        80.4          34.6         39.7          37.3           40.6
 Gasoline ....................................    51.2       113.8          51.2         55.0          66.0           58.9
Gross Profit .................................    25.3        60.4          25.3         29.0          28.0           31.4
Income (loss) from operations ................     3.8        10.2           3.8          3.8          ( 1.0)          6.4
Interest expense .............................     3.3         7.5           n/a          n/a           n/a            n/a
OTHER FINANCIAL DATA:
 EBITDA (a) ..................................  $  6.7      $  17.4       $  6.7       $  7.4      $  5.3 (c)       $ 10.0
 EBITDA/interest expense .....................     2.0 x        2.3 x        n/a          n/a          n/a             n/a
STORE OPERATING DATA:
Same store sales growth (b):
   Merchandise ...............................     6.0 %        5.0 %        6.0 %        6.3 %        n/a             3.9 %
   Gasoline gallons ..........................     13.0 %       2.3 %       13.0 %        2.0 %        n/a             2.6 %
Merchandise gross margin .....................     34.2 %       34.7 %      34.2 %       34.3 %       33.9 %          35.0 %
Gasoline gallons sold (in millions) ..........     47.6        117.9        47.6         58.4         56.8            59.5
Average retail gasoline price per gallon .....  $  1.20     $   1.08     $  1.20      $  1.05      $  1.28         $  1.12
Average gasoline gross profit per gallon
 (in cents) ..................................    12.39c       11.87c       12.39c       11.13c       11.97c         12.61c

---------
(a) "EBITDA" represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss.

(b) The stores included in calculating "same store sales growth" are Pantry and Lil' Champ stores that were in operation for both the nine and three months ended and the eight and three months ended June 26, 1997 and June 25, 1998, respectively. For consolidated "same store sales growth", Lil' Champ "same store sales growth" volume data was added to Pantry volume data.

(c) Lil' Champs' EBITDA (as defined in "Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")") for the eight months and quarter ended June 26, 1997 have been increased by $3.1 million for a non-recurring enviromental charge. This adjustment is made for comparative purposes only.

NINE MONTHS ENDED JUNE 25, 1998 COMPARED TO THE NINE MONTHS ENDED JUNE 26, 1997


     GROSS REVENUE. Total revenue for the nine month period ended June 25, 1998 (the "first fiscal nine months 1998") increased $363.1 million over the comparable period ended June 26, 1997 (the "first fiscal nine months 1997"). The increase in total revenue is primarily attributable to Lil' Champ revenue of $338.7 million for the eight month period ended June 25, 1998, the revenue from stores acquired or opened since June 26, 1997, and same store sales growth.

     MERCHANDISE REVENUE. Total merchandise revenue for the first fiscal nine months 1998 increased $172.2 million over the first fiscal nine months 1997. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $156.7 million for the eight month period ended June 25, 1998, the revenue from stores acquired or opened since June 26, 1997, and same store sales growth. The Pantry locations and Lil' Champ locations same store merchandise revenue for the nine and eight month periods ended June 25, 1998 increased 5.1% and 2.3% over the comparable periods in 1997, respectively. Overall same store merchandise sales growth was 3.6% (see footnote [b] to the table above). Same store sales increases at the Pantry locations are primarily attributable to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Same store sales increases at Lil' Champ locations are primarily attributable to general economic and market conditions, enhanced store merchandising, increases in food service sales, and promotional activity.

     GASOLINE REVENUE AND GALLONS. Total gasoline revenue for the first fiscal nine months 1998 increased $184.5 million over the first fiscal nine months 1997. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $176.6 million for the eight month period ended June 25, 1998, the revenue from stores acquired or opened since June 26, 1997, and same store gallon sales growth. Overall gasoline revenue growth was partially offset by lower average gasoline retail prices in the first fiscal nine months 1998 versus the first fiscal nine months 1997. In the first fiscal nine months 1998, the Company's average retail price of gasoline was $0.11 lower than in the first fiscal nine months 1997.

     In the first fiscal nine months 1998, total gasoline gallons increased
178.3 million gallons over the first fiscal nine months 1997. The increase is attributable to Lil' Champ volume of 154.1 million. Pantry locations and Lil' Champ locations same store gasoline gallon sales for the nine and eight month periods ended June 25, 1998 increased 4.4% and 1.0% over the comparable periods in 1997, respectively. Overall same store gallon sales growth was 2.5% (see footnote [b] to the table above). Same store gallon increases at Pantry locations are primarily attributable to general economic and market conditions, more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance. Same store gallon results at Lil' Champ locations are primarily attributable to general gasoline market conditions and relatively inclement weather in Florida and coastal Georgia during the eight month period ended June 25, 1998.

     COMMISSION REVENUE. Total commission revenue for the first fiscal nine months 1998 increased $6.4 million over the first fiscal nine months 1997. The increase in commission revenue is primarily attributable to Lil' Champ revenue of $5.4 million for the eight month period ended June 25, 1998 and the revenue from stores acquired or opened since June 26, 1997. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

     TOTAL GROSS PROFIT. Total gross profit for the first fiscal nine months 1998 increased $90.2 million over the first fiscal nine months 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $80.4 million for the eight month period ended June 25, 1998 and an increase of $9.8 million in gross profit for Pantry operations. The increase in Pantry gross profit is primarily attributable to the gross profit from stores acquired or opened since June 26, 1997, same store volume growth, and a higher merchandise gross margin.

     MERCHANDISE GROSS MARGIN. The merchandise gross margin increase from 34.1% in the first fiscal nine months 1997 to 34.6% in the first fiscal nine months 1998 is primarily attributable to changes in merchandise mix at Pantry locations and the addition of several higher average margin Pantry locations acquired in the coastal Carolinas. The margin increase was partially offset by the slightly lower merchandise gross margin at Lil' Champ locations.

     GASOLINE GROSS PROFIT PER GALLON. The gasoline gross profit per gallon increase from $0.123 in the first fiscal nine months 1997 to $0.128 in first fiscal nine months 1998 is the result of general gasoline market conditions in Lil' Champ's markets. The increase was partially offset by the lower gasoline margins realized in Pantry operations.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for the first fiscal nine months 1998 increased $53.8 million over the first fiscal nine months 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $48.3 million for the eight month period ended June 25, 1998 and the personnel and lease expenses associated with the stores acquired or opened since June 26, 1997.

     General and administrative expenses for the first fiscal nine months 1998 increased $10.7 million over the first fiscal nine months 1997. The increase in general and administrative expenses is attributable to Lil' Champ expenses of $10.7 million for the eight month period ended June 25, 1998. General and administrative expenses decreased as a percentage of total revenues.

     INCOME FROM OPERATIONS. Income from operations for the first fiscal nine months 1998 increased $14.1 million over the first fiscal nine months 1997. The increase is primarily attributable to Lil' Champ income from operations of $12.6 million and to an increase of $1.5 million in income from Pantry operations. The increase in income from Pantry operations is primarily attributable to the earnings from stores acquired or opened since June 26, 1997, same store volume increases, and the margin impact as discussed above and is partially offset by the personnel and lease expenses associated with the stores acquired or opened since June 26, 1997.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss. EBITDA for the first fiscal nine months 1998 increased $25.7 million over the first fiscal nine months in 1997. The increase is attributable to Lil' Champ EBITDA of $22.0 million for the eight month period ended June 25, 1998 and an increase of $3.7 million in EBITDA for Pantry operations. The Pantry increase is attributable to the items discussed above, and is partially offset by lower gains on the sale of assets and other miscellaneous income in the first fiscal nine months 1998 when compared to the first fiscal nine months 1997.

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

     INTEREST EXPENSE (SEE "LIQUIDITY AND CAPITAL RESOURCES; LONG-TERM DEBT"). Interest expense is primarily interest on the Company's Senior Notes, Senior Subordinated Notes, and borrowing under the Acquisition Facility. Interest expense increased $10.6 million for the first fiscal nine months 1998 over the first fiscal nine months 1997 and is attributable to interest on the Senior Subordinated Notes and borrowing under the Acquisition Facility, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of Senior Notes.

     EXTRAORDINARY ITEM. The Company recognized an extraordinary loss, net of taxes, of approximately $6.5 million in connection with the Tender Offer and Consent Solicitation. The loss is the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the Senior Notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the Senior Notes.


THIRD QUARTER ENDED JUNE 25, 1998 COMPARED TO THE THIRD QUARTER ENDED JUNE 26, 1997

     GROSS REVENUE. Total revenue for the three month period ended June 25, 1998 (the "third fiscal quarter 1998") increased $143.6 million over the comparable period ended June 26, 1997 (the "third fiscal quarter 1997"). The increase in total revenue is primarily attributable to Lil' Champ revenue of $130.9 million for the third fiscal quarter 1998, the revenue from stores acquired or opened since June 26, 1997, and same store sales growth. In the third fiscal quarter 1998, Company gross revenue increases were partially offset by lower average retail gasoline prices when compared to the third fiscal quarter 1997.

     MERCHANDISE REVENUE. Total merchandise revenue for the third fiscal quarter 1998 increased $70.5 million over the third fiscal quarter 1997. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $62.5 million for the third fiscal quarter 1998, the revenue from stores acquired or opened since June 26, 1997, and same store sales growth. The Pantry locations and Lil' Champ locations same store merchandise revenue for the third fiscal quarter 1998 increased 6.3% and 3.9% over the third fiscal quarter 1997, respectively. Overall same store merchandise sales growth was 5.0% (see footnote [b] to the table above). Same store sales increases at the Pantry locations are primarily attributable to general economic and market conditions, more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Same store sales increases at Lil' Champ locations are primarily attributable to enhanced store merchandising, increases in food service sales, and promotional activity.

     GASOLINE REVENUE AND GALLONS. Total gasoline revenue for the third fiscal quarter 1998 increased $70.7 million over the third fiscal quarter 1997. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $66.4 million for the third fiscal quarter 1998, the revenue from stores acquired or opened since June 26, 1997, and same store gallon sales growth. Overall gasoline revenue growth was partially offset by lower average gasoline retail prices in the third fiscal quarter 1998 versus the third fiscal quarter 1997.

     In the third fiscal quarter 1998, total gasoline gallons increased 70.3 million gallons over the third fiscal quarter 1997, 59.5 million of which is attributable to Lil' Champ volume and to an increase of 10.8 million gallons from Pantry operations. Pantry locations and Lil' Champ locations same store gasoline gallon sales for the third fiscal quarter 1998 increased 2.0% and increased 2.6% over the comparable periods in 1997, respectively. Overall same store gallon sales growth was 2.3% (see footnote [b] to the table above). Same store gallon increases at Pantry and Lil' Champ locations are primarily attributable to general economic and market conditions, more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance.

     COMMISSION REVENUE. Total commission revenue for the third fiscal quarter 1998 increased $2.4 million over the third fiscal quarter 1997. The increase in commission revenue is attributable to Lil' Champ revenue of $2.0 million for the third fiscal quarter 1998 and the revenue from stores acquired or opened since June 26, 1997. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

     TOTAL GROSS PROFIT. Total gross profit for the third fiscal quarter 1998 increased $35.1 million over the third fiscal quarter 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $31.4 million for the third fiscal quarter 1998 and an increase of $3.7 million in gross profit for Pantry operations. The increase in Pantry location gross profits is primarily attributable to the gross profit from stores acquired or opened since June 26, 1997 and same store volume growth.

     MERCHANDISE GROSS MARGIN. The merchandise gross margin increase from 34.2% for the third fiscal quarter 1997 to 34.7% for the third fiscal quarter 1998 is attributable to enhanced store merchandising at Lil' Champ locations and the addition of several higher average margin Pantry locations acquired in the coastal Carolinas. The margin increase was offset by the relatively lower merchandise gross margin at Pantry locations.

     GASOLINE GROSS PROFIT PER GALLON. The gasoline gross profit per gallon decrease from $0.124 for the third fiscal quarter 1997 to $0.119 in third fiscal quarter 1998 is the result of relatively lower gasoline margins in Pantry's marketing areas and general gasoline market conditions.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for the third fiscal quarter 1998 increased $20.6 million over the third fiscal quarter 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $18.2 million for the third fiscal quarter 1998 and the personnel and lease expenses associated with the stores acquired or opened since June 26, 1997.

     General and administrative expenses for the third fiscal quarter 1998 increased $3.6 million over the third fiscal quarter 1997. The increase in general and administrative expenses is attributable to Lil' Champ expenses of $3.6 million for the third fiscal quarter 1998. General and administrative expenses decreased as a percentage of total revenues.

     INCOME FROM OPERATIONS. Income from operations for the third fiscal quarter 1998 increased $6.4 million over the third fiscal quarter 1997. The increase is attributable to Lil' Champ income from operations of $6.4 million.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA, as previously defined, represents income before interest expense, income tax benefit, depreciation and amortization, and extraordinary loss. EBITDA for the third fiscal quarter 1998 increased $10.7 million over the third fiscal quarter in 1997. The increase is attributable to Lil' Champ EBITDA of $10.0 million for the third fiscal quarter 1998 and an increase of $0.7 million in EBITDA for Pantry operations. The Pantry increase is attributable to the items discussed above, as well as gains on the sale of assets and other miscellaneous income.

     INTEREST EXPENSE (SEE "LIQUIDITY AND CAPITAL RESOURCES; LONG-TERM DEBT"). Interest expense is primarily interest on the Company's Senior Notes, Senior Subordinated Notes, and borrowing under the Acquisition Facility. Interest expense increased $4.2 million for the third fiscal quarter 1998 over the third fiscal quarter 1997 and is attributable to interest on the Senior Subordinated Notes and borrowings under the Acquisition Facility, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its New Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities for the first fiscal nine months 1997 and the first fiscal nine months 1998 totaled $1.9 million and $27.1 million, respectively. The Company had $21.5 million of cash and cash equivalents on hand at June 25, 1998.

     LINE AND LETTER OF CREDIT FACILITY. On October 23, 1997, to supplement cash on hand and cash provided by operating activities, the Company entered into the New Credit Facility, which consists of a $45.0 million "Revolving Credit Facility" and a $30.0 million Acquisition Facility." The Revolving Credit Facility is available to fund working capital and for the issuance of standby letters of credit. The Acquisition Facility is available to fund future acquisitions of related businesses. On July 2, 1998 and in connection with subsequent acquisition activity and an additional equity investment by existing stockholders, the New Credit Facility was amended to: (i) increase the amount available under the Acquisition Facility from $30.0 million to $85.0 million; and (ii) amend certain financial covenants. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information" and "Note 8 -- Subsequent Events." As of June 25, 1998, there were no borrowings outstanding under the Revolving Credit Facility and $28.0 million outstanding under the Acquisition Facility (see "Tuck In Acquisitions" and "Long-Term Debt"). As of June 25, 1998, approximately $11.7 million of letters of credit were issued under the standby letter of credit facility.

     THE LIL' CHAMP ACQUISITION. On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $135.9 million (net of cash acquired), plus the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the offering of the Senior Subordinated Notes, cash on hand, and the net proceeds from the sale of the Company's Common Stock, par value $0.01 per share, to existing stockholders and management of the Company.

     On October 23, 1997 and in connection with the Lil' Champ Acquisition, the Company purchased $51.0 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase. The Company obtained consents from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in Senior Notes Indenture. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes. The Company recognized an extraordinary loss, net of taxes, of approximately $6.5 million in connection with the Tender Offer and Consent Solicitation. See "Results of Operations."

     "TUCK IN" ACQUISITIONS. During the quarter ended June 25, 1998, the Company acquired a total of twelve convenience stores in three separate transactions for approximately $19.0 million. These stores are located in or around Gainesville, Florida. The Company funded these transactions with cash on hand and $19.0 million in proceeds from the Acquisition Facility.

     Subsequent to June 25, 1998, the Company acquired 116 convenience stores in two separate transactions. These stores are located in North Carolina, South Carolina, and Virginia. Both acquisitions were funded primarily from cash on hand, borrowings under the Company's Acquisition Facility (which is a part of the New Credit Facility), and an additional equity investment by existing stockholders. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 6 -- Shareholders' Equity" and "Note 8 -- Subsequent Events."

     CAPITAL EXPENDITURES. Capital expenditures (excluding all acquisitions), for the first fiscal nine months 1997 and the first fiscal nine months 1998, were approximately $9.0 million and $32.9 million, respectively. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development and expenditures to comply with regulatory statutes, including those related to environmental matters. The Company finances substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, and asset dispositions. In the first fiscal nine months 1998, the Company has received approximately $11.6 million in sale-leaseback, asset dispositions, and other reimbursements for capital improvements; therefore net capital expenditures, excluding all acquisitions, for the first fiscal nine months 1998 were $21.3 million.

     LONG-TERM DEBT. At June 25, 1998, the Company's long-term debt consisted primarily of $49.0 million of the Senior Notes, $200.0 million of the Senior Subordinated Notes (together with the Senior Notes, the "Notes"), and $28.0 million outstanding under the Acquisition Facility. The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15. The interest payments on the Acquisition Facility are due monthly.

     The Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock;
(vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information" and "Note 5 -- Long-Term Debt."

     During the quarter ended June 25, 1998 and relating to the "tuck in" acquisitions discussed above, the Company borrowed $19.0 million under its Acquisition Facility. Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information" and "Note 8 -- Subsequent Events"). The New Credit Facility contains covenants restricting the ability of the Company and any its of subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock;
(iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio,

(b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance. See "PART I -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 8 -- Subsequent Events."

     CASH FLOWS FROM FINANCING ACTIVITIES. The Lil' Champ Acquisition price, the refinancing of existing Lil' Champ debt, the Tender Offer, and all related fees and expenses were financed with the proceeds from the offering of $200.0 million Senior Subordinated Notes, cash on hand, and the net proceeds of approximately $32.0 million from the sale to existing stockholders and management of the Company of an additional 72,000 shares of the Company's Common Stock, par value $0.01 per share. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information."

     SHAREHOLDERS' EQUITY. As of June 25, 1998, the Company's shareholders' equity totaled $12.4 million. The increase in shareholders' equity of $30.2 million is attributed to the proceeds from the sale of additional Common Stock and the contribution of all outstanding shares of Series A Preferred Stock and related accrued dividends (see "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- The Lil' Champ Acquisition and Pro Forma Information" and "Note 6 -- Shareholders' Equity"), which was partially offset by the Company's net loss of $6.0 million for the nine months ended June 25, 1998.

     The value of additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding Common Stock of the Company's predecessor which resulted in a debit to Common Stock of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in the Company by its stockholders. Additionally, the accumulated deficit includes the cumulative effect of (i) the accrued dividends on previously outstanding preferred stock of $5.0 million, (ii) the accrued dividends on current outstanding Series B Preferred Stock of $3.7 million,
(iii) the net cost of equity transactions and (iv) the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the Senior Notes.

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

     The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs. The Company anticipates that it will meet the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs and has budgeted approximately $4.5 million of capital expenditures for these purposes over the next six months. Additional regulations or amendments to the existing UST regulations could result in future revisions to the estimated upgrade compliance and remediation costs outlined above.

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

     CASH REQUIREMENTS. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, new equity in the amount of $25 million issued and sold on July 2, 1998, short-term borrowing for seasonal working capital, permitted borrowings under the Company's Acquisition Facility and permitted borrowings by its unrestricted subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service for the next twelve months.

     YEAR 2000 INITIATIVE. The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to the year 2000 and beyond. The Company has also initiated discussions with its significant suppliers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

     The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company currently estimates that the overall cost will not be material and that its Year 2000 initiative implementation will be complete by approximately fiscal year-end 1999.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurances that the systems of other companies on which the Conmpany's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.


                         PART II -- OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        27.1 Financial Data Schedule.


     (b) Reports on Form 8-K.


       (1) On July 17, 1998, the Company filed a Current Report on Form 8-K announcing the acquisition of certain assets of each of Quick Stop Food Mart, Inc. ("Quick Stop") and Stallings Oil Company ("Stallings") and certain other related transactions which were consummated on July 2, 1998 and July 16, 1998, respectively. On August 7, 1998, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) amending the July 17, 1998 Current Report on Form 8-K to add financial statements of Quick Stop and Stallings.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE PANTRY, INC.

Date: August 10, 1998



                   By: /s/                    WILLIAM T. FLYG
                           ---------------------------------------------------
                                             WILLIAM T. FLYG
                                SENIOR VICE PRESIDENT FINANCE AND SECRETARY
                           (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX




 EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-------------   ------------------------
 27.1           Financial Data Schedule