Form 10-Q/A
period 1998-06-25
PANTRY INC
filed 1998-08-12
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549





                                   FORM 10-Q/A

                               Amendment No. 1 to


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

      The Registrant hereby amends and restates Part I - Financial Information -
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations in its Quarterly Report on Form 10-Q for the quarterly period ended June 25, 1998 (the "Form 10-Q"), filed with the Securities and Exchange Commission on August 10, 1998, to revise the Selected Operating Results for the Quarter Ended June 27, 1997 for Lil' Champ (as defined in the Form 10-Q) located on page 25 of the Form 10-Q.


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
Average gasoline gross profit
  per gallon (in cents) ......................    12.34c       12.83c       12.34c       11.76c       11.91c         13.89c

               SELECTED OPERATING RESULTS FOR THE QUARTER ENDED




                                                     CONSOLIDATED               THE PANTRY                 LIL' CHAMP
                                               ------------------------- ------------------------- ---------------------------
                                                 JUNE 26,     JUNE 25,     JUNE 26,     JUNE 25,       JUNE 26,      JUNE 25,
                                                   1997         1998         1997         1998           1997          1998
                                               ------------ ------------ ------------ ------------ --------------- -----------
                                                (13 WEEKS)   (13 WEEKS)   (13 WEEKS)   (13 WEEKS)     (13 WEEKS)    (13 WEEKS)
INCOME STATEMENT DATA:
Revenues:
 Merchandise Sales ...........................  $ 52.6      $ 123.1       $ 52.6       $ 60.6        $ 60.2         $ 62.5
 Gasoline sales ..............................    57.1       127.8          57.1         61.4          71.0           66.4
 Commissions .................................     1.3         3.7           1.3          1.7           2.1            2.0
Total Revenues ...............................   111.0       254.6         111.0        123.7         133.3          130.9
Cost of Sales:
 Merchandise .................................    34.6        80.4          34.6         39.7          39.5           40.6
 Gasoline ....................................    51.2       113.8          51.2         55.0          63.9           58.9
Gross Profit .................................    25.3        60.4          25.3         29.0          29.9           31.4
Income (loss) from operations ................     3.8        10.2           3.8          3.8           1.1            6.4
Interest expense .............................     3.3         7.5           n/a          n/a           n/a            n/a
OTHER FINANCIAL DATA:
 EBITDA (a) ..................................  $  6.7      $  17.4       $  6.7       $  7.4        $  7.3 (c)     $ 10.0
 EBITDA/interest expense .....................     2.0 x        2.3 x        n/a          n/a           n/a            n/a
STORE OPERATING DATA:
Same store sales growth (b):
   Merchandise ...............................     6.0 %        5.0 %        6.0 %        6.3 %         n/a            3.9 %
   Gasoline gallons ..........................     13.0 %       2.3 %       13.0 %        2.0 %         n/a            2.6 %
Merchandise gross margin .....................     34.2 %       34.7 %      34.2 %       34.3 %        34.4 %         35.0 %
Gasoline gallons sold (in millions) ..........     47.6        117.9        47.6         58.4          56.8           59.5
Average retail gasoline price per gallon .....  $  1.20     $   1.08     $  1.20      $  1.05       $  1.25        $  1.12
Average gasoline gross profit per gallon
 (in cents) ..................................    12.39c       11.87c       12.39c       11.13c       12.50c         12.61c


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


Date: August 12, 1998




                   By: /s/                    WILLIAM T. FLYG
                           ---------------------------------------------------
                                             WILLIAM T. FLYG
                                SENIOR VICE PRESIDENT FINANCE AND SECRETARY
                           (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)