Form 10-K
period 1998-09-24
PANTRY INC
filed 1998-12-23
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC 20549



                                ---------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 1998

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




                                ---------------
SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE




                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 21, 1998, there were issued and outstanding 232,701 shares of the registrant's Common Stock. The registrant's Common Stock is not traded in a public market.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.


                      INDEX TO ANNUAL REPORT ON FORM 10-K



                                                                                                       PAGE
                                                                                                       -----
PART I
Item 1:    Business ..................................................................................   1
Item 2:    Properties ................................................................................   8
Item 3:    Legal Proceedings .........................................................................   8
Item 4:    Submission of Matters to a Vote of Security Holders .......................................   8
PART II
Item 5:    Market for the Registrant's Common Equity and Related Stockholder Matters .................   9
Item 6:    Selected Financial Data ...................................................................  10
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations .....  12
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk ................................  21
Item 8:    Consolidated Financial Statements and Supplementary Data ..................................  22
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......  55
PART III
Item 10:   Directors and Executive Officers of the Registrant ........................................  55
Item 11:   Executive Compensation ....................................................................  56
Item 12:   Security Ownership of Certain Beneficial Owners and Management ............................  57
Item 13:   Certain Relationships and Related Transactions ............................................  59
PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................  60
           Signatures ................................................................................  63

                                     PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation, certain statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove to be correct. Actual results could differ materially from those projected in such forward-looking statements and are subject to risks including, but not limited to, those identified in the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998.


ITEM 1. BUSINESS

GENERAL

     The Pantry, Inc. (the "Company" or "The Pantry"), a privately held company incorporated in the State of Delaware, is a leading operator of convenience stores in the Southeast and the largest operator of traditional convenience stores in North and South Carolina. As of September 24, 1998, the Company operated 953 convenience stores under the names "The Pantry(R)", "Lil'Champ," "Quick StopTM," "QS," "Express StopTM," "Dash NTM," "Smokers Express" and "SprintTM" located throughout North and South Carolina, Florida, western Kentucky, Tennessee, Virginia and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Kentucky, Virginia and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 884 Pantry stores, 667 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Exxon, Shell and Texaco. Since fiscal 1994, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 50% of total revenues.

     Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation ("MPAC"), an entity formed to effect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

     On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group") acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of Common Stock from certain shareholders and the purchase of newly issued Common and Preferred Stock. The FS Group and Chase subsequently acquired an additional 37.0% and 11.1% interest, respectively, on August 19, 1996 through the purchase of Common and Preferred Stock from certain other shareholders. During fiscal years 1997 and 1998, the Company issued additional shares of Common and Preferred Stock to existing shareholders and certain directors and executives of the Company. As of September 24, 1998, the FS Group and Chase and its affiliates owned approximately 78.8% and 14.1%, respectively, of the outstanding shares of the Company's equity securities. The remaining 7.1% is owned by certain of the Company's directors and executive management.

     For a further discussion of the ownership change see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note
13. Preferred Stock" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."


THE LIL' CHAMP ACQUISITION

     On October 23, 1997, The Pantry acquired all of the outstanding common stock of Lil' Champ Food Stores, Inc. ("Lil' Champ") from Docks U.S.A., Inc. for $125.7 million in cash and repaid $10.7 million in outstanding indebtedness of Lil' Champ (the "Lil' Champ Acquisition"). The acquisition was funded by a combination of the proceeds of the sale of Senior Subordinated Notes (as defined herein), cash on hand and an equity investment of $32.4 million by the FS Group, Chase and a member of management.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company issued and sold 10 1/4% Senior Subordinated Notes due October 15, 2007 in the aggregate principal amount of $200.0 million (the "Senior Subordinated Notes"). The Senior Subordinated Notes were sold to CIBC Wood Gundy Securities Corp. and First Union Capital Markets Corp. (the "Initial Purchasers") in a private placement. The Initial Purchasers subsequently resold the Senior Subordinated Notes to (i) "qualified institutional buyers" (in reliance on Rule 144A under the Securities Act) and (ii) non-U.S. persons outside the United States (in reliance on Regulation S under the Securities Act). The proceeds of the Senior Subordinated Notes were used primarily to acquire Lil' Champ and to finance a tender offer for the purchase of $51.0 million of the Company's outstanding 12% Senior Notes due 2000 (the "Senior Notes"). In connection with the issuance and sale of the Senior Subordinated Notes, the Company and the Initial Purchasers entered into a registration rights agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective under the Securities Act with respect to the exchange by the Company of its 10 1/4% Senior Subordinated Notes (the "Exchange Notes"), for the outstanding Senior Subordinated Notes. The Company complied by filing a registration statement on Form S-4 which became effective, as amended, on January 8, 1998.

     In addition, the Company entered into a new credit facility which consists of a $45.0 million revolving credit facility and a $30.0 million acquisition facility. The new credit facility was amended in July 1998 to increase the acquisition facility to $85.0 million (as amended, the "New Credit Facility"). The New Credit Facility is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions.

     For a further discussion of Lil' Champ and related transactions see "Item
5. Market for Registrants Common Equity and Related Stockholder Matters," "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements."


FISCAL YEAR 1998 "TUCK IN" ACQUISITIONS, STORE OPENINGS, AND DISPOSITIONS

     In seven separate transactions during fiscal year 1998, the Company acquired 154 convenience stores located in North Carolina, South Carolina, Florida and Virginia (the "tuck in" acquisitions). These tuck in acquisitions were primarily funded from borrowings under the acquisition facility contained in the Company's New Credit Facility (the "Acquisition Facility"), an equity investment (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), and cash on hand. In addition, the Company opened six new stores located in major cities and resort areas of North and South Carolina.

     On September 1, 1998, the Company sold 100% of its convenience store operations and idle property located in eastern Georgia and acquired four convenience stores located in Florida. These related transactions effected management's intention to divest itself of certain operations associated with the Lil' Champ Acquisition. The net proceeds of the disposition and acquisition were approximately $2.0 million.

     The combination of Pantry "existing stores," the Lil' Champ Acquisition, the "tuck in" acquisitions, and selected new store development created the third largest independent convenience store chain in the United States (based on number of stores as of September 24, 1998) with 953 stores located primarily in the Southeast.


SUBSEQUENT EVENTS

     In two separate transactions subsequent to fiscal year end 1998, the Company acquired 32 stores located in North and South Carolina. These transactions were primarily funded from borrowings under the Company's Acquisition Facility and cash on hand. In addition, subsequent to fiscal year end the Company signed a purchase agreement to acquire approximately 125 convenience stores in its existing market. There can be no assurances that these transactions will be consummated.


OPERATIONS

     For a discussion of fiscal year 1998 operating results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In fiscal year 1998, the Company acquired or opened 650 convenience stores located in Florida, North Carolina, South Carolina, Georgia and Virginia. In addition, the Company closed 39 convenience stores and sold 48 convenience stores representing 100% of its convenience store operations in Georgia. The net increase in store count and timing of these acquisitions materially impact the Company's results from operations and comparisons to prior periods.

     Specific strategies implemented by the Company's senior management team include improving merchandising and supplier relationships, increasing expense controls, repositioning and rebranding gasoline operations, implementing a "tuck in" acquisition program, upgrading store facilities and increasing management depth to facilitate the Company's growth plans.

     MERCHANDISE SALES. For the year ended September 24, 1998, The Pantry's merchandise sales (including commissions from services) were 48.2% of total revenues. The Pantry's gross margins on merchandise sales after purchase rebates, mark-downs, inventory spoilage and inventory shrink decreased to 34.0% for this period from 34.3% in the same period of the prior year. Merchandise sales for the year ended September 24, 1998 increased by 127.7% from the comparable period for the previous year. The increase in merchandise revenues was primarily due to the addition of Lil' Champ, "tuck in" acquisitions, and same store sales growth.

     The following table highlights certain information with respect to the Company's merchandise sales for the last two fiscal years:



                                                                                    FISCAL YEAR ENDED
                                                                                 -----------------------
                                                                                     1997        1998
                                                                                 ----------- -----------
      Merchandise sales (in millions) ..........................................  $ 202.4     $ 460.8
      Average merchandise sales per store (in thousands) .......................  $ 525.8     $ 532.1
      Merchandise gross margins (after purchase rebates, mark-downs, inventory
        spoilage and inventory shrink) .........................................     34.3%       34.0%
      Average number of stores .................................................      385         866

     The Company's stores generally carry approximately 4,750 stock keeping units and offer a full line of convenience products, including tobacco products, beer, soft drinks, self-service fast foods and beverages (including fountain beverages and coffee), candy, newspapers and magazines, snack foods, dairy products, canned goods and groceries, health and beauty aids and other immediate consumables. The Company has also developed an in-house food service program featuring breakfast biscuits, fried chicken, deli and other hot food offerings. The following table describes the Company's merchandise sales mix for the last two fiscal years:



                                                 FISCAL YEAR ENDED
                                          --------------------------------
                                             1996       1997       1998
                                          ---------- ---------- ----------
  Tobacco products ......................     25.0%      27.8%      28.1%
  Beer ..................................     19.5       15.1       15.9
  Soft drinks ...........................     15.3       13.7       14.6
  Self-service fast foods and beverages .      3.7        6.9        6.5
  General Merchandise ...................      4.8        6.4        6.0
  Candy .................................      4.3        4.8        4.7
  Newspapers and magazines ..............      4.0        5.0        4.7
  Snack foods ...........................      4.9        4.6        4.9
  Dairy products ........................      5.5        2.8        2.4
  Bread/Cake ............................      2.5        2.1        2.0
  Grocery and Other .....................     10.5       10.8       10.2
                                              ----       ----       ----
  Total .................................      100%       100%       100%
                                              ====       ====       ====

     The Company purchases over 50% of its general merchandise (including most tobacco products, candy, paper products, pet food and food service items) and groceries from a single wholesale grocer, McLane Company, Inc. ("McLane"). In addition, McLane supplies health and beauty aids, cigars, smokeless tobacco, toys, and seasonal items to all stores. However, there are adequate alternative sources available to purchase this merchandise should a change from the current wholesaler become necessary or desirable. The Company purchases the balance of its merchandise from a variety of other distributors.

     As reported by the Bureau of Labor Statistics, the consumer price index for fiscal 1998 on tobacco products increased approximately 15%. Subsequent to fiscal year end on November 23, 1998, major cigarette manufacturers which supply the Company increased prices by $0.45 per pack. The fiscal year 1998 increases and subsequent increase have been passed on in higher retails throughout the chain. Although it is too early to determine the potential impact on unit volume, management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.

     GASOLINE OPERATIONS. For the year ended September 24, 1998, the Company's revenues from sales of gasoline were 51.8% of total revenues, and the number of gallons sold on a Company-wide basis increased by 160.2% in fiscal 1998 when compared to fiscal 1997. This increase is primarily due to increased store count associated with the acquisitions. Since the beginning of fiscal 1997, the average volume per store increased due to (i) more competitive pricing; (ii) the acquisition or opening of 650 stores, which had in the aggregate higher than average gasoline volumes and (iii) the upgrading of many locations with automated gasoline dispensing or payment equipment such as the installation of multi-product dispensers ("MPDs") or credit card readers ("CRINDs"). MPDs and CRINDs increase gasoline volume and the percentage of premium grade gasoline sold, which typically has higher margins than lower grade gasoline. To upgrade a location with CRINDs, the Company can either retro-fit existing MPDs with CRINDs or install new MPDs with CRINDs. The Company installed a total of 142 CRINDs at existing and acquired stores in fiscal 1998. In addition, each of the new stores opened since fiscal 1994 sells gasoline and has MPDs and CRINDs.

     The following table highlights certain information regarding the Company's gasoline operations for the last two fiscal years:



                                                                 FISCAL YEAR ENDED
                                                              -----------------------
                                                                  1997        1998
                                                              ----------- -----------
           Operating data:
            Gasoline sales ($ in millions)................... $ 220.2     $ 510.0
            Gasoline gallons sold (in millions) .............   179.4       466.8
            Average gallons sold per store (in thousands) ...   501.2       582.8
            Average retail price per gallon ................. $   1.23    $   1.09
            Average gross profit per gallon (in cents) ...... $  0.128   $   0.134
            Locations selling gasoline ......................      364         884
            Number of Company-owned branded locations .......      300         667
            Number of Company-owned unbranded locations .....       35         192
            Number of third-party locations (branded & unbranded)   29          25

     The increase in gross profit per gallon in fiscal 1998 was primarily due to the addition of Lil' Champ and the relatively higher gasoline margins in Florida.

     Of the 884 Company stores that sold gasoline as of September 24, 1998, 667 (including third-party locations selling under these brands) or 76% were branded under the Amoco, Ashland, British Petroleum (BP), Chevron, Citgo, Exxon, Shell or Texaco brand names. The Company operates a mix of branded and unbranded locations and evaluates its gasoline offering on a local market level.

     As of September 24, 1998, the Company owned the gasoline operations at 859 locations and at 25 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, the Company owns the gasoline storage tanks, pumping equipment and canopies, and retains 100% of the gross profit received from gasoline sales. In fiscal 1998, these locations accounted for approximately 98% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays the Company approximately 50% of the gross profit. In fiscal 1998, third-party locations accounted for approximately 2% of the total gallons sold by the Company. The Company has been phasing out third-party arrangements because its owned operations are more profitable.

     The Company purchases its gasoline from major oil companies and independent refiners. There are 20 gasoline terminals in the Company's operating areas, enabling the Company to choose from more than one distribution point for most of its stores. The Company's inventories of gasoline (both branded and unbranded) turn approximately every seven days.

     STORE LOCATIONS. As of September 24, 1998, the Company operated 953 convenience stores located primarily in smaller towns and suburban areas in seven states. Substantially all of the Company's stores are free standing structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of the Company's stores at September 24, 1998:

                            NUMBER OF   PERCENT OF
STATE                        STORES    TOTAL STORES
-------------------------- ---------- -------------
  Florida ................     439         46.1
  North Carolina .........     264         27.7%
  South Carolina .........     155         16.3
  Kentucky ...............      46          4.8
  Indiana ................      20          2.1
  Tennessee ..............      19          2.0
  Virginia ...............      10          1.0
                               ---         ----
  Total ..................     953          100%
                               ===         ====

     Since fiscal 1996, the Company has developed a limited number of new stores and closed or sold a substantial number of underperforming stores. Beginning in 1997, the Company turned its attention from developing new stores, to commencing its "tuck in" acquisition program. The following table summarizes these activities:



                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                             1995     1996     1997     1998
                                           -------- -------- -------- --------
         Number of stores at beginning
           of period                          406      403      379      390
         Opened or acquired ..............     10        4       36      650
         Closed or sold ..................    (13)     (28)     (25)     (87)
                                              ---      ---      ---      ---
         Number of stores at end of period    403      379      390      953
                                              ===      ===      ===      ===

     The Company continually evaluates the performance of each of its stores to determine whether any particular store should be closed or sold based on its sales trends and profitability. In deciding to close or sell an underperforming store, the Company considers such factors as store location, gasoline volumes and margins, merchandise sales and gross profits, lease term, rental rate and other obligations and the store's contribution to corporate overhead. Although closing or selling underperforming stores reduces revenues, the Company's operating results typically improve since these stores were generally unprofitable.

     ACQUISITIONS. In eight separate transactions during fiscal year 1998, the Company acquired 643 convenience stores located in Florida, North Carolina, South Carolina, Georgia and Virginia. With these acquisitions, the Company expanded its market area to the southeastern states of Florida, Georgia and Virginia and, together, has created the third largest independent convenience store chain in the United States (based on number of stores as of September 24, 1998) with 953 stores located primarily in the Southeast.

     SITE SELECTION. In opening new stores in recent years, the Company has focused on selecting store sites on highly traveled thoroughfares in coastal resort areas and suburban markets of larger cities or near exit and entrance ramps of highly traveled highways that provide convenient access to the store location. The Company's cost of opening new stores in these high-traffic areas has been higher than it has incurred in connection with its prior store development activities. In selecting sites for new stores, the Company uses an evaluation process designed to enhance its return on investment by focusing on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. The Company also reviews the location of competitive stores and customer activity at those stores.

     UPGRADING OF STORE FACILITIES AND EQUIPMENT. During fiscal 1997 and fiscal 1998, the Company upgraded the facilities and equipment at many of its existing and acquired store locations, including gasoline equipment upgrades, at a cost of approximately $9.2 million and $30.9 million, respectively. The Company's store renovation program is an integral part of the Company's operating strategy. The Company continually evaluates the performance of individual stores and periodically upgrades store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typical upgrades for many stores include improvements to interior fixtures and equipment for self-service food and beverages, interior lighting, in-store restrooms for customers and exterior lighting and signage. The upgrading program for the Company's gasoline operations includes the addition of automated gasoline dispensing and payment systems, such as MPDs and CRINDs, to enhance customer convenience and service and the installation of UST(as defined herein) leak detection and other equipment in accordance with applicable Environmental Protection Agency ("EPA") environmental regulations. For further discussion of EPA and other environmental regulations see "Item 1. Business -- Government Regulation and Environmental Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     STORE OPERATIONS. Each convenience store is staffed with a manager, an assistant manager and sales associates, and most stores are open 24 hours, seven days a week. The Company's field operations organization is comprised of a network of regional and district managers who, with the Company's corporate management, evaluate store operations. The Company also monitors store conditions, maintenance and customer service through a regular store visitation program by district and regional management.


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


TRADE NAMES, SERVICE MARKS AND TRADEMARKS

     The Company has registered or applied for registration of a variety of trade names, service marks and trademarks for use in its business, including The Pantry(R), Worth(R), Bean Street Coffee Company(TM), Bean Street Market(TM), Big Chill(R), Lil' Chill(R), Quick Stop(TM), Zip Mart(TM), Express Stop(TM), Dash NTM, Sprint(TM), Smokers Express(TM), and others, which the Company regards as having significant value and as being important factors in the marketing of the Company and its convenience stores.


GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are subject to regulation under federal, state and local laws. The most significant of such laws are summarized below.

     STORAGE AND SALE OF GASOLINE. The Company is subject to various federal, state and local environmental laws. Federal, state, and local regulatory agencies have adopted regulations governing underground storage tanks ("USTs") that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs.

     In addition to the technical standards, the Company is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with the applicable requirements, The Pantry maintains letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental agencies in the states of North Carolina, South Carolina, Virginia, Tennessee, Kentucky and Indiana and relies upon the reimbursement provisions of applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance and by qualified self-insurance. The Company has sold all of its Georgia stores but has retained responsibility for pre-closing environmental remediation at certain locations. The cost of such remediation and third party claims should be covered by the state trust fund, subject to applicable deductibles and caps on reimbursement.

     Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. The Pantry facilities in Florida all meet or exceed such rules. The following is an overview of the requirements imposed by these regulations:

     LEAK DETECTION. The EPA's and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Pantry utilizes several approved leak detection methods for all Pantry-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company believes it is in full or substantial compliance with the leak detection requirements applicable to its USTs.

     CORROSION PROTECTION. The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. All of the UST systems at Pantry stores' have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining or the installation of cathodic protection.

     OVERFILL/SPILL PREVENTION. The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company has installed these devices on all Company-owned UST systems to meet these regulations.

     STATE TRUST FUNDS. All states in which the Company operates UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. The Company will obtain private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. The Company believes that this coverage exceeds federal and Florida financial responsibility regulations. In addition to immaterial amounts to be spent by the Company, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and solvency of the various funds.

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

     VIDEO POKER LICENSES. Stores in South Carolina operating video poker machines are subject to local and state regulations regarding the operation and ownership of video poker machines. Furthermore, state and local laws limit the manner in which video poker machines may be operated. In addition, state and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewal of, the applicable licenses for video poker machines.

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


EMPLOYEES

     As of September 24, 1998, the Company employed approximately 4,548 full-time and 1,606 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Of the Company's employees, approximately 5,837 are employed in the Company's stores and 317 are corporate and field management personnel. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES

     The Company owns the real property at 323 Company stores and leases the real property at 630 Company stores. Management believes that none of these leases is individually material to the Company. Most of the Company's leases are net leases requiring the Company to pay taxes, insurance and maintenance costs. Although the Company's leases expire at various times, approximately 90% of such leases have terms, including renewal options, extending beyond the end of fiscal 2003. Of the Company's leases that expire prior to the end of fiscal 2003, management anticipates that it will be able to negotiate acceptable extensions of the leases for those locations that it intends to continue operating. When appropriate, the Company has chosen to sell and then lease-back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, and minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization, and/or proximity to high volume streets) and the economic terms of such sale-leaseback transactions.

     The Company owns its corporate headquarters, a three-story, 51,000 square foot office building in Sanford, North Carolina and leases its Lil'Champ corporate headquarters in Jacksonville, Florida. Management believes that the Company's headquarters are adequate for its present and foreseeable needs.


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

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information -- There is no market for the Common Stock.

(b) Principal Shareholders -- As of December 21, 1998, there were 54 holders of record of the Company's Common Stock.

(c) Dividends -- During the last two fiscal years, the Company has not paid any cash dividends on the Common Stock. The Company intends to retain earnings to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will depend upon such factors as the Company's earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in (i) the indentures relating to each of the Senior Notes and the Senior Subordinated Notes (ii) the Certificate of Designation of Preferences of the Series B Preferred Stock of the Company and (iii) the Company's senior credit facility.

(d) Subsequent to fiscal year end 1997, the Company entered into certain transactions related to the Lil' Champ Acquisition, part of which included the sale of securities by the Company which were not registered under the Securities Act. On October 23, 1997, the Company sold 72,000 shares of Common Stock to the FS Group, Chase and Peter J. Sodini for an aggregate purchase price of $32.4 million in cash. Prior to the purchase of Common Stock, the FS Group, Chase and Peter J. Sodini contributed all outstanding shares of Series A Preferred Stock, par value $0.01 per share, and related accrued and unpaid dividends to the capital of the Company.

     On July 2, 1998, in connection with the acquisition of certain of the assets of Quick Stop Food Mart, Inc. ("Quick Stop") and the acquisition of certain of the assets of Stallings Oil Company ("Stallings"), the Company issued 43,478 shares of Common Stock, par value $0.01 per share for an aggregate purchase price of $25.0 million. The Common Stock was issued to affiliates of existing shareholders, namely FS Equity Partners IV, L.P., a Delaware limited partnership ("FSEP IV," collectively with FSEP International and FSEP III, "the FS Group"), and CB Capital Investors, L.P., an affiliate of Chase (collectively "Chase").

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

     On October 23, 1997, the Company issued and sold the Senior Subordinated Notes. The Senior Subordinated Notes were sold to the Initial Purchasers in a private placement. No underwriter was engaged in connection with the sale of the Senior Subordinated Notes. The Initial Purchasers subsequently resold the Senior Subordinated Notes to (i) "qualified institutional buyers" (in reliance on Rule 144A under the Securities Act) and (ii) non-U.S. persons outside the United States (in reliance on Regulation S under the Securities
  Act). In connection with the issuance and sale of the Senior Subordinated Notes, the Company and the Initial Purchasers entered into a registration rights agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective under the Securities Act with respect to the exchange by the Company of its Exchange Notes for the outstanding Senior Subordinated Notes. The form and terms of the Exchange Notes are the same as the form and terms of the Senior Subordinated Notes in all material respects. The Company filed a registration statement on Form S-4 which became effective, as amended, on January 8, 1998.

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



                                                          SEPTEMBER 29,   SEPTEMBER 28,
                                                               1994            1995
                                                         --------------- ---------------
                                                            (52 WEEKS)      (52 WEEKS)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Merchandise Sales .....................................   $  189.2        $ 187.4
 Gasoline sales ........................................      175.1          187.2
 Commissions ...........................................        4.5            4.5
                                                           --------        ----------
Total Revenues .........................................      368.8          379.1
Cost of Sales:
 Merchandise ...........................................      123.1          122.0
 Gasoline ..............................................      153.5          161.2
                                                           --------        ----------
Gross Profit ...........................................       92.2           95.9
Store operating expense ................................       53.2           56.1
General and administrative expenses ....................       17.9           18.2
Merger integration costs ...............................          --            --
Restructuring charges ..................................          --            --
Impairment of long-lived assets ........................          --            --
Depreciation and amortization ..........................       10.2           11.5
                                                           ---------       ----------
Income from operations .................................       10.9           10.1
Interest expense .......................................      (12.0)         (13.2)
Due diligence costs ....................................         --           (1.2)(b)
Income (loss) before income taxes and other items ......       (0.2)          (3.6)
Income tax benefit (expense) ...........................        0.4            0.4
Cumulative effect of change in accounting principle.....         --           (1.0)(c)
Extraordinary loss .....................................       (0.7)(a)         --
Net income(loss) .......................................   $    (0.5)      $  (4.2)
OTHER FINANCIAL DATA:
EBITDA (e) .............................................   $   22.0        $  22.3
Net cash provided by (used in):
 Operating activities ..................................   $   (4.1)      $   11.9
 Investing activities ..................................      (10.6)         (15.3)
 Financing activities ..................................       26.0           (1.0)
Capital expenditures (f) ...............................        9.9           16.7
Ratio of earnings to fixed charges (g) .................         --             --
OPERATING DATA:
Merchandise gross margin ...............................       34.9%          34.9%
Gasoline gallons sold (in millions) ....................      158.5          160.3
Average retail gasoline price per gallon ...............   $   1.10       $   1.17
Average gasoline gross profit per gallon
 (in cents) ............................................      13.63(c)       16.21(c)
STORE OPERATING DATA:
Number of stores (end of period) .......................        406            403
Average sales per store (in thousands) .................
 Merchandise sales .....................................   $  460.4        $ 462.7
 Gasoline gallons ......................................      423.7          440.3
Comparable store sales growth (h):
 Merchandise ...........................................        3.3  %        (0.8)%
 Gasoline gallons ......................................        5.2  %         0.2 %
BALANCE SHEET DATA (END OF PERIOD):
Working Capital ........................................   $    6.7        $  (0.8)
Total assets ...........................................      124.0          127.7
Total debt (i) .........................................      102.4          101.8
Shareholders' Equity (Deficit) .........................     ( 12.1)         (16.3)



                                                          SEPTEMBER 26,   SEPTEMBER 25,    SEPTEMBER 24,
                                                               1996            1997          1998 (J)
                                                         --------------- --------------- ----------------
                                                            (52 WEEKS)      (52 WEEKS)      (52 WEEKS)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Merchandise Sales .....................................   $ 188.1          $ 202.4         $  460.8
 Gasoline sales ........................................     192.7            220.2            510.0
 Commissions ...........................................       4.0              4.8             14.1
                                                           ---------        -------         --------
Total Revenues .........................................     384.8            427.4            984.9
Cost of Sales:
 Merchandise ...........................................     126.0            132.8            303.9
 Gasoline ..............................................     167.6            197.3            447.6
                                                           ---------        -------         --------
Gross Profit ...........................................      91.2             97.3            233.4
Store operating expense ................................      57.8             60.2            140.1
General and administrative expenses ....................      17.1             16.8             32.7
Merger integration costs ...............................        --               --              1.0(k)
Restructuring charges ..................................       2.2(d)            --               --
Impairment of long-lived assets ........................       3.0(d)            --               --
Depreciation and amortization ..........................       9.2              9.5             27.7
                                                           ---------        ---------       ---------
Income from operations .................................       1.9             10.8             31.9
Interest expense .......................................     (12.0)           (13.0)           (28.9)
Due diligence costs ....................................        --               --               --
Income (loss) before income taxes and other items ......     (10.8)            (1.0)             4.7
Income tax benefit (expense) ...........................       2.7               --               --
Cumulative effect of change in accounting principle.....        --               --               --
Extraordinary loss .....................................        --               --             (8.0)(l)
Net income(loss) .......................................  $   (8.1)         $  (1.0)        $   (3.3)
OTHER FINANCIAL DATA:
EBITDA (e) .............................................  $   15.6          $  21.6         $   62.3
Net cash provided by (used in):
 Operating activities ..................................  $    5.4          $   7.3         $   48.0
 Investing activities ..................................      (7.2)           (25.1)          (286.5)
 Financing activities ..................................      (3.9)            15.8            269.5
Capital expenditures (f) ...............................       7.1             14.7             43.2
Ratio of earnings to fixed charges (g) .................        --               --              1.1
OPERATING DATA:
Merchandise gross margin ...............................      33.0%            34.4%            34.0%
Gasoline gallons sold (in millions) ....................     160.7            179.4            466.8
Average retail gasoline price per gallon ...............  $   1.20          $  1.23         $   1.09
Average gasoline gross profit per gallon
 (in cents) ............................................     15.64(c)         12.76(c)          13.4(c)
STORE OPERATING DATA:
Number of stores (end of period) .......................       379              390              953
Average sales per store (in thousands) .................
 Merchandise sales .....................................  $  479.8          $ 525.8         $  532.1
 Gasoline gallons ......................................     448.8            501.2            582.8
Comparable store sales growth (h):
 Merchandise ...........................................       2.8%             8.5%             5.3%
 Gasoline gallons ......................................      (4.3)%            7.2%             4.8%
BALANCE SHEET DATA (END OF PERIOD):
Working Capital ........................................  $   (6.5)         $  (8.2)        $   (9.0)
Total assets ...........................................     120.9            142.8            554.8
Total debt (i) .........................................     101.4            101.3            340.7
Shareholders' Equity (Deficit) .........................     (27.5)          ( 17.9)            39.3

                        NOTES TO SELECTED FINANCIAL DATA

     (a) In fiscal 1994, The Pantry recorded an extraordinary loss of $671,000, net of taxes, related to the early extinguishment of debt.

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

     (d) During 1996, The Pantry recorded restructuring charges of $2,184,000 pursuant to a formal plan to restructure its corporate offices. The costs include: $1,484,000 for employee severance; $350,000 for employee moving costs; and $350,000 for charges associated with the investment by FS&Co. and CMC. Substantially all of these amounts were expended during fiscal 1996. Also during fiscal 1996, The Pantry early-adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Pursuant to SFAS No. 121, The Pantry evaluated its long-lived assets for impairment on a store-by-store basis by comparing the sum of the projected future undiscounted cash flows attributable to each store to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store. Based on this evaluation, The Pantry determined that certain long-lived assets were impaired and recorded an impairment loss based on the difference between the carrying value and the fair value of property and equipment and goodwill of $415,000 and $2,619,000, respectively.

     (e) "EBITDA" represents income (loss) before depreciation and amortization, interest expense, income tax expense (benefit), merger integration costs, restructuring charges, impairment of long-lived assets, extraordinary item, cumulative effect of change in accounting principle and the write-off of due diligence costs incurred in connection with a potential purchase of a regional convenience store company that was abandoned in 1995. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Pantry has included information concerning EBITDA as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of The Pantry's operating performance.

     (f) Purchases of assets to be held for sale are excluded from these amounts.

     (g) For purposes of determining the ratio of earnings to fixed charges:
(i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). The Pantry's earnings were inadequate to cover fixed charges by $0.2 million, $3.6 million, $10.8 million, and $1.0 million for fiscal years 1994, 1995, 1996, and 1997, respectively.

     (h) The stores included in calculating same store sales growth are stores that were under Company management and in operation for both fiscal years of the comparable period; therefore, acquired stores, new stores and closed stores are not included.

     (i) Total debt includes capital lease obligations.

     (j) For a further discussion of the Lil' Champ Acquisition and its impact on the comparability of the periods reflected in Selected Financial Data, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (k) During 1998, The Pantry recorded an integration charge of approximately $1.0 million for costs of combining its existing business with the acquired business of Lil' Champ. The charge includes $0.3 million for relocation costs and $0.7 million for consolidation and related expenses.

     (l) On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of the Senior Subordinated Notes and, in a related transaction completed a Tender Offer and Consent Solicitation with respect to the Senior Notes. The Tender Offer resulted in the Company's purchase of $51 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, the Company incurred an extraordinary loss of approximately $8.0 million related to cost of the Tender Offer and Consent Solicitation and write-off of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Further information is contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended December 25, 1997, March 26, 1998 and June 25, 1998, and the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998.


INTRODUCTION

     Since late 1996, the Company has focused on several strategic initiatives to capitalize on and enhance the Company's position as a leading convenience store retailer in the Southeast. Specific elements of management's operating strategy include the following:

    FOCUS ON MERCHANDISING MIX AND MARGINS. The Company's merchandising strategy is to offer a broader and more locally defined variety of products than is provided by other convenience stores, with particular emphasis on "fresh" food and beverage offerings, general merchandise and monthly promotional displays. This tailored product mix appeals to the tastes and needs of local customers and improves inventory turnover. Furthermore, specific improvements have been implemented to enhance the breadth, quality and presentation of the the Company's cigarette, coffee, prepared foods, general merchandise and novelty product offerings. These improvements have contributed to increases in merchandise sales and gross profit margin. Management believes there are opportunities to increase revenues and gross profit margin of acquired stores by applying elements of the Company's merchandising strategy to these operations.

    LEVERAGE RELATIONSHIPS WITH SUPPLIERS. An important element of the Company's operating strategy is developing and maintaining strong relationships with its merchandise and gasoline suppliers. The Company represents an attractive distribution channel to suppliers given its geographically concentrated store base and demonstrated ability to increase its merchandise sales and gasoline volumes. These factors enhance the Company's ability to obtain favorable terms from key suppliers.

    STRENGTHEN EXPENSE CONTROLS. The Company has significantly reduced its operating, general and administrative expenses as a percentage of sales by eliminating redundant positions, outsourcing certain non-core functions to third parties, renegotiating supply and service agreements and implementing improved employee training and retention, risk management and inventory shrink procedures and programs.

    IMPROVE GASOLINE OPERATIONS. The Company will continue to focus on improving gasoline sales volumes at existing locations through its "Major Market" improvement program. The program involves (i) increasing the competitiveness of the Company's gasoline pricing, while maintaining acceptable profit margins, (ii) upgrading gasoline facilities and equipment and (iii) selectively rebranding or "unbranding" stores. As part of this effort, the Company is consolidating its gasoline purchasing among a select number of branded and unbranded gasoline suppliers. Benefits of consolidating gasoline purchases include lower costs through volume rebates as well as obtaining allowances from certain gas suppliers for advertising and reimaging, which includes upgrading gasoline equipment by installing MPDs and CRINDs.

    UPGRADE STORE FACILITIES AND EQUIPMENT. The Company's store renovation program is an integral part of its operating strategy. The Company continually evaluates the performance of individual stores and periodically upgrades store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typical upgrades include improvements to interior fixtures and equipment for self-service food and beverages, interior lighting, in-store restrooms for customers and exterior lighting and signage. The upgrading program for the Company's gasoline operations typically includes upgrading canopies, the addition of automated gasoline dispensing and payment equipment to enhance customer convenience and service and the installation of UST leak detection and other equipment in accordance with applicable EPA environmental regulations. The Company remodeled a total of 180 stores in 7 markets in fiscal 1998. At acquired stores, the Company implements a program of cosmetic upgrades, including new paint and interior lighting, in addition to selectively upgrading gasoline facilities and equipment. Management believes that its store upgrade program offers an opportunity to improve the performance of existing and acquired operations.

    PURSUE "TUCK IN" ACQUISITIONS AND NEW STORE DEVELOPMENT. Management believes there are opportunities to increase the Company's sales and gain operating efficiencies through store acquisitions and new store development. The Pantry's "tuck in" acquisition strategy focuses on acquiring small- to medium-sized chains within the Company's existing and contiguous market areas. The Company's "tuck in" acquisition program is complemented by new store development in existing markets with strong growth characteristics. Management also continuously reviews operating performance of stores and regularly closes poor performing locations.

     Growth by acquisition has been the central theme for fiscal year 1998. This strategy stems from the Company's desire to add quality, high volume and mature locations in the Southeast. During the current fiscal year, the Pantry has acquired a total of 643 stores in eight separate transactions, with aggregate annual revenues of approximately $800 million. On a selected basis, the Company expects to continue to pursue this growth strategy in its primary markets. These acquired locations with demonstrated revenue volume characteristically have a lower risk component than traditional site selection and new store development programs. Further, the Company believes that its ability to target selected marketing areas and incorporate the Company's operating initiatives into the acquired operations has made a significant contribution to the consolidated operating results for fiscal year 1998.


THE LIL' CHAMP ACQUISITION

     On October 23, 1997, the Pantry purchased Lil' Champ, the largest convenience store chain in northern Florida, operating 489 convenience stores located in 33 counties in northern Florida and southeastern Georgia. Following are highlights of some of the activities and accomplishments at Lil' Champ:

   MERCHANDISING ADJUSTMENTS. Lil' Champ introduced and implemented new merchandising programs in all stores which included the Bean Street Coffee program, and a broader mix of snack and candy items. The general merchandise offerings at all stores have been expanded with 250 stores receiving four additional cooler doors and eighteen remodels. Additionally, management initiated periodic promotional programs from market leaders in primary categories.

   FIELD OPERATIONS ENHANCEMENTS. By January 15, 1998, management had converted all 489 store managers from an hourly to a salary compensation program, increased district manager compensation, and instituted an incentive plan for all levels of management. Additionally, store operations were focused on daily store results and operating conditions to enable management to quickly highlight opportunities.

   UPGRADE STORE FACILITIES AND GASOLINE EQUIPMENT. The Company's upgrade and remodel program was initiated, focusing on selected markets and individual locations. Sixty-nine stores were remodeled and over 50 locations were upgraded from single hose product dispensers to pay at the pump multi-product dispensers. The Company continues to selectively upgrade existing facilities and enhance store conditions.

   GEORGIA DIVESTITURE AND SELECTED STORE CLOSINGS. On September 1, 1998, the Company sold 100% of Lil' Champ's convenience store operations and idle property located in eastern Georgia and, as a part of the transaction, acquired four convenience stores located in Florida. Additionally, Lil' Champ closed selected locations resulting in total fiscal year closings of 68 stores. These dispositions and closing are consistent with management's intention to sell or close underperforming or non-strategic operations of Lil' Champ.

   LIL' CHAMP 1998 ENVIRONMENTAL UPGRADES. As of the date of the Lil' Champ Acquisition, there were approximately 125 facilities which did not meet federal and state 1998 UST regulatory compliance standards for petroleum underground storage systems. Since such date, 93 facilities have been upgraded to meet the 1998 standards and 32 facilites have been sold, closed or gasoline operations ceased. These activities, coupled with other upgrades in each of the seven states in which the Company conducts business, will bring the Company in compliance with the environmental standards effective December 22, 1998.

     Despite a decrease in average store count and the impact of other factors including the much publicized weather conditions in Florida, these and other strategic initiatives implemented at Lil' Champ during the year resulted in increased merchandise revenues, gasoline gallons, gross profit and income from operations for the eleven month period ended September 24, 1998 when compared to the eleven month period ended September 30, 1997.


OTHER "TUCK IN" ACQUISITIONS AND NEW STORES

     In seven separate transactions during fiscal year 1998, the Company acquired 154 convenience stores located in North Carolina, South Carolina, Florida and Virginia ("tuck in" acquisitions). These "tuck in" acquisitions were primarily funded from borrowings under the Company's Acquisition Facility, an equity investment, and cash on hand. In addition, the Company opened six new stores located in major cities and resort areas of North and South Carolina.

     The combination of Pantry "existing stores," the Lil' Champ Acquisition, the "tuck in" acquisitions, and selected new store development has created the third largest independent convenience store chain in the United States (based on number of stores as of September 24, 1998) with 953 stores located primarily in the Southeast. On a proforma basis, fiscal year 1998 revenues are estimated $1.2 billion.


RESULTS OF OPERATIONS

     The Company's operations for fiscal years 1996, 1997 and 1998 each contained 52 weeks. The following table sets forth certain of the Company's results as a percentage of revenues for the periods indicated:



                                                              FISCAL YEAR ENDED
                                                       --------------------------------
                                                          1996       1997       1998
                                                       ---------- ---------- ----------

         Revenues:
           Merchandise sales .........................     48.9%      47.4%      46.8%
           Gasoline sales ............................     50.1       51.5       51.8
           Commissions ...............................      1.0        1.1        1.4
                                                          -----      -----      -----
            Total revenues ...........................    100.0      100.0      100.0
           Gross profit ..............................     23.7       22.8       23.7
         Operating, general and administrative expenses    20.8       18.0       17.6
         Depreciation and amortization ...............      2.4        2.2        2.8
         Income from operations ......................      0.5        2.5        3.2

     FISCAL 1998 COMPARED TO FISCAL 1997

     IMPACT OF THE LIL CHAMP AND "TUCK IN" ACQUISITIONS. The Lil' Champ Acquisition, other "tuck in" acquisitions and related transactions have had a significant impact on the Company's financial condition and results of operations since their respective transaction dates. Due to the method of accounting for fiscal year 1998 acquisitions, the Consolidated Statements of Operations for the fiscal year ended September 24, 1998 herein includes results from operations for each of the acquisitions from the date of each acquisition only. Moreover, the Consolidated Balance Sheets as of September 25, 1997 and the Consolidated Statements of Operations for fiscal years September 25, 1997 and September 26, 1996 do not include the assets, liabilities, and results of operations relating to these acquisitions. As a result, comparisons to prior fiscal year results and prior balance sheets are impacted materially and obfuscate the underlying performance of same store results.

     GROSS REVENUES. Gross revenue for fiscal 1998 increased $557.5 million or 130.4% over fiscal 1997. The increase in total revenue is primarily attributable to Lil' Champ revenue of $462.8 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal year 1998, full year revenue from stores acquired or opened in fiscal year 1997, and same store sales growth.

     MERCHANDISE REVENUE. Total merchandise revenue for fiscal 1998 increased $258.4 million or 127.6% over fiscal 1997. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $215.4 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal year 1998, full year revenue from stores acquired or opened in fiscal year 1997, and same store sales growth. Fiscal 1998 same store merchandise revenue growth increased 5.3% over fiscal year 1997. Same store sales increases at The Pantry locations are primarily attributable to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity.

     GASOLINE REVENUE AND GALLONS. Total gasoline revenue for fiscal 1998 increased $289.8 million or 131.6% over fiscal 1997. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $240.1 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal year 1998, full year revenue from stores acquired or opened in fiscal year 1997, and same store gallon sales growth. Overall, gasoline revenue growth was partially offset by lower average gasoline retail prices in fiscal 1998 versus fiscal 1997. In fiscal 1998, the Company's average retail price of gasoline was $0.14 lower than in fiscal 1997. The decrease in average retail is primarily attributable to lower wholesale gasoline pricing.

     In fiscal 1998, total gasoline gallons increased 287.4 million gallons or 160.0% over fiscal 1997, 212 million of which is attributable to Lil' Champ volume. Fiscal 1998 same store gallon sales growth was 4.8% and is primarily attributable to more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and local market and economic conditions.

     COMMISSION REVENUE. Total commission revenue for fiscal 1998 increased $9.3 million or 195.1% over fiscal 1997. The increase in commission revenue is primarily attributable to Lil' Champ revenue of $7.3 million for the eleven month period ended September 24, 1998, revenue from stores acquired or opened in fiscal year 1998. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

     TOTAL GROSS PROFIT. Total gross profit for fiscal 1998 increased $136.1 million or 140.0% over fiscal 1997. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $111.7 million for the eleven month period ended September 24, 1998, the gross profit from stores acquired or opened in fiscal year 1998, full year revenue from stores acquired or opened in fiscal year 1997 and same store gross profit increases.

     MERCHANDISE GROSS MARGIN. Merchandise gross margins remained relatively constant from fiscal 1997 to fiscal 1998, decreasing only 30 basis points despite significant cost inflation in the tobacco category.

     GASOLINE GROSS PROFIT PER GALLON. The gasoline gross profit per gallon increase from $0.128 in fiscal 1997 to $0.134 in fiscal 1998 is the result of general gasoline market conditions in Lil' Champ's markets and improved gasoline market conditions in the Pantry's primary markets.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for fiscal 1998 increased $79.9 million or 132.7% over fiscal 1997. The increase in store expenses is primarily attributable to Lil' Champ expenses of $66.0 million for the eleven month period ended September 24, 1998, the personnel and lease expenses associated with the stores acquired or opened in fiscal year 1998 and full year personnel and lease expenses associated with stores acquired or opened in fiscal year 1997.

     General and administrative expenses for fiscal 1998 increased $16.0 million or 95.1% over fiscal 1997. The increase in general and administrative expenses is primarily attributable to Lil' Champ expenses of $14.3 million for the eleven month period ended September 24, 1998. Operating, general and administrative expenses in total decreased as a percentage of total revenues.

     INCOME FROM OPERATIONS. Income from operations for fiscal 1998 increased $21.1 million or 195.6% over fiscal 1997. The increase is primarily attributable to Lil' Champ income from operations of $16.6 million, earnings from stores acquired or opened in fiscal year 1998, full year revenue from store is acquired or opened in fiscal year 1997, same store volume increases, and the margin impact as discussed above. The increase is partially offset by the personnel and lease expenses associated with the stores acquired or opened in fiscal year 1998 and full year of expenses from stores acquired or opened in fiscal year 1997.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA"). EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, merger integration costs, restructuring charges, impairment of long-lived assets, extraordinary item, cumulative effect of change in accounting principle and the write-off of due diligence costs incurred in connection with a potential purchase of a regional convenience store company that was abandoned in 1995 and extraordinary loss. EBITDA for fiscal 1998 increased $40.7 million or 188.4% over fiscal 1997. The increase is attributable to Lil' Champ EBITDA of $32.4 million for the eleven month period ended September 24, 1998 and the items discussed above.

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

     INTEREST EXPENSE (SEE "LIQUIDITY AND CAPITAL RESOURCES; LONG-TERM DEBT"). Interest expense is primarily interest on the Company's Senior Notes, Senior Subordinated Notes, and borrowing under the Acquisition Facility. Interest expense increased $15.9 million in fiscal 1998 over fiscal 1997 and is attributable to interest on the Senior Subordinated Notes and borrowing under the Acquisition Facility, which was partially offset by the interest savings related to the repurchase of $51.0 million in principal amount of Senior Notes.

     EXTRAORDINARY ITEM. The Company recognized an extraordinary loss, net of taxes, of approximately $8.0 million in connection with the Tender Offer and Consent Solicitation. The loss is the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the Senior Notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the Senior Notes.


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

     INTEREST EXPENSE. Interest expense for fiscal 1997 increased $1 million from 1996 due to (i) a temporary interest rate increase on the Company's Senior Notes from 12% to 12 1/2% (see "Liquidity and Capital Resources -- Long-Term Debt") and (ii) a nonrecurring decrease of $0.6 million related to an interest accrual that was reversed in fiscal 1996 and did not occur in fiscal 1997. The accrual had been recorded related to a potential income tax issue that was resolved in The Pantry's favor in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its New Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities for fiscal 1996, fiscal 1997 and fiscal 1998 totaled $5.4 million, $7.3 million and $48.0 million, respectively. The Company had $34.4 million of cash and cash equivalents on hand at September 24, 1998.

     LINE AND LETTER OF CREDIT FACILITY. On October 23, 1997, to supplement cash on hand and cash provided by operating activities, the Company entered into the New Credit Facility. On July 2, 1998 and in connection with "tuck in" acquisition activity and an equity investment by existing shareholders, the New Credit Facility was amended to increase the amount available under the Acquisition Facility from $30 million to $85 million. The New Credit Facility consists of a $45.0 million Revolving Credit Facility and a $85.0 million Acquisition Facility (see "Item 8. Consolidated Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- Note 5 -- Long-Term Debt"). The Revolving Credit Facility is available to fund working capital and for the issuance of standby letters of credit. The Acquisition Facility is available to fund future acquisitions of related businesses. As of September 24, 1998, there were no borrowings outstanding under the working capital line of credit and $78.0 million outstanding under the Acquisition Facility (see "Tuck In Acquisitions" and "Long-Term Debt"). As of September 24, 1998, approximately $14.0 million of letters of credit were issued under the standby letter of credit facility.

     THE LIL' CHAMP ACQUISITION. On October 23, 1997, the Company acquired all of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. for $125.7 million in cash and repaid $10.7 million in outstanding indebtedness of Lil' Champ. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ Acquisition were financed with the proceeds from the sale of the Senior Subordinated Notes, cash on hand, and an equity investment of $32.4 million by the FS Group, Chase and a member of management.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company purchased $51.0 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount of each tendered Senior Note plus accrued and unpaid interest up to, but not including, the date of purchase (the "Tender Offer"). The Company obtained consents (the "Consent Solicitation") from the holders of the Senior Notes to amendments and waivers to certain of the covenants contained in Senior Notes Indenture. The consideration paid in respect of validly delivered consents was 1 3/4% of the principal amount of the Senior Notes. The Company recognized an extraordinary loss, net of taxes, of approximately $8.0 million in connection with the Tender Offer and Consent Solicitation. See "Results of Operations."

     "TUCK IN" ACQUISITIONS. In addition to the Lil' Champ Acquisition and in fiscal 1998, the Company acquired a total of 154 convenience stores in seven separate transactions for approximately $92.9 million. These stores are located North Carolina, South Carolina, Florida and Virginia. The Company funded these transactions with $78.0 million in proceeds from the Acquisition Facility, the net proceeds from the sale of the Company's Common Stock, par value $0.01 per share to existing stockholders and management of the Company and cash on hand.

     Subsequent to fiscal year end 1998, the Company acquired the operating assets of 32 stores located in North and South Carolina. The Company funded these transactions with $7.0 million in proceeds from the Acquisition Facility and cash on hand. In addition, subsequent to fiscal year end 1998 the Company has signed an stock purchase agreement for approximately 125 stores located in its existing market. There can be no assurances this transaction will be consumated, and the acquisition is contingent upon, among other things, the Company's ability to obtain additional financing.

     CAPITAL EXPENDITURES. Capital expenditures (excluding all acquisitions) for fiscal 1998 were $48.4 million. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development and expenditures to comply with regulatory statutes, including those related to environmental matters. The Company finances substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor programs and asset dispositions. In fiscal 1998, the Company received approximately $20.7 million in sale-leaseback and other reimbursements for capital improvements; therefore, net capital expenditures, excluding all acquisitions, for fiscal 1998 were $27.7 million.

     LONG-TERM DEBT. At September 24, 1998, the Company's long-term debt consisted primarily of $49.0 million of the Senior Notes, $200 million of the Senior Subordinated Notes (together with the Senior Notes, the "Notes"), and $78.0 million outstanding under the Acquisition Facility. The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15. The interest payments on the Acquisition Facility are due monthly.

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

     During fiscal 1998 and relating to the "tuck in" acquisitions discussed above, the Company borrowed $78.0 million under its Acquisition Facility. Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions. The New Credit Facility contains covenants restricting the ability of the Company and any of its of subsidiaries to, among other things: (i) incur additional debt;
(ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     CASH FLOWS FROM FINANCING ACTIVITIES. The Lil' Champ Acquisition price, the refinancing of existing Lil' Champ debt, the Tender Offer, the total purchase price of all "tuck in" acquisitions and all related fees and expenses were financed with the proceeds from the offering of the Senior Subordinated Notes, cash on hand, the net proceeds of approximately $56.0 million from the sale to existing stockholders and management of the Company of additional shares of the Company's Common Stock, par value $0.01 per share.

     CASH REQUIREMENTS. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital, permitted borrowings under the Company's credit facilities and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service for the next twelve months.

     SHAREHOLDERS' EQUITY. As of September 24, 1998, the Company's shareholders' equity totaled $39.3 million. The increase in shareholders' equity of $57.2 million is attributed to the proceeds from the sale of additional Common Stock and the contribution of all outstanding shares of Series A Preferred Stock and related accrued dividends, which was partially offset by the Company's net loss of $3.3 million for fiscal 1998.

     Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding Common Stock of the Company's predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in the Company by its shareholders. Additionally, the accumulated deficit includes the cumulative effect of (i) the accrued dividends on previously outstanding preferred stock of $5.0 million, (ii) the accrued dividends on current outstanding Series B Preferred Stock of $4.4 million, (iii) the net cost of equity transactions and (iv) the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the Senior Notes.

     ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various federal, state and local environmental laws and regulations governing USTs that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the requirements imposed by these regulations:

o Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes several approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company believes it is in full or substantial compliance with the leak detection requirements applicable to USTs.

o Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company's UST systems have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining or the installation of cathodic protection.

o Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company has installed these devices on all Company-owned UST systems to meet these regulations.

     The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, The Pantry maintains letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Virginia, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance and through qualified self-insurance.

     All states in which The Pantry operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. The Company will obtain private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. The Company believes that this coverage exceeds federal and Florida financial responsibility regulations. In addition to immaterial amounts to be spent by the Company, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     Environmental reserves of $17.1 million as of September 24, 1998, represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. Although the Company can make no assurances, the Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, these anticipated reimbursements of $13.2 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Company will perform remediation in other states through independent contractor firms engaged by the Company. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation.

     The Company has reserved $500,000 to cover third party claims that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the fact that remediation standards and expectations are evolving, the legal principles regarding the right to and proper measure of damages for diminution in value, lost profit, lost opportunity and damage to soil and subsurface water that may be owned by the state, the absence of controlling authority of the limitation period, if any, that may be applicable and the possibility that remediation (which will be funded by state trust funds, private insurance or is included within the reserve described above for remediation) may be sufficient. Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

     Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.


YEAR 2000 INITIATIVE

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year in respective date fields. The Company uses a combination of hardware devices run by computer programs at its support centers and retail locations to process transactions and other data which are essential to the Company's business operations. The Y2K issue and its impact on data integrity could result in system interruptions, miscalculations or failures causing disruptions of operations.

     The Company completed its assessment phase of Y2K vulnerability early in fiscal year 1998 including a formal third-party assessment completed in November 1997. In 1998, several programs and devices have been either tested or remediated. Lil' Champ began an internal assessment and remediation project several years ago and is estimated to be approximately 85% complete. Based on a formal asssesment completed by a third-party, internal assessment, and project results as of December 16, 1998, the Company believes all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999 and does not believe either the direct or indirect costs of Y2K compliance will be material to the Company's operations or operating results.

     The Company has tested, replaced, or plans to replace significant portions of its existing systems and related hardware which did not properly interpret dates beyond December 31, 1999. In addition, the Company has tested, modified, or plans to modify the remaining systems and related hardware to ensure Y2K compliance. The Company's testing methodology plan includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios, and utilizing software programs which test for compliance on certain equipment. The Company's expenditures to date have been immaterial and consist primarily of internal costs and expenses associated with third-party contractors. The Company believes the total costs of its Y2K project will be immaterial and, therefore, should not have a material impact on the Company's financial condition or financial statements.

     The Company has initiated communications with its significant vendors, suppliers, and financial institutions to determine the extent to which the Company is vulnerable to those third-parties' failure to be Y2K compliant. Based on these communications and presently available information, the Company does not anticipate any material effects related to vendor, supplier, or financial institution compliance. Additionally, the Company does not believe it has any customers whose failure to be Y2K compliant would materially impact business operations or operating results. Noncompliance by suppliers and credit card processing companies utilized by the Company could result in a material adverse effect on the financial condition and results of operations of the Company.

     While the Company believes its planning efforts are adequate to address its Y2K concerns, there can be no assurances that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material impact on the Company. The Company is in the process of formulating a contingency plan to address possible noncompliance by its vendors, suppliers, financial institutions and credit card processors.

     RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the first fiscal quarter of fiscal 2000. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of September 24, 1998, the Company has not determined the effect of SFAS No. 133 on its consolidated financial statements.


INFLATION
     General inflation has not had a significant impact on the Company over the past three years. As reported by the Bureau of Labor Statistics, the consumer price index for fiscal 98 on tobacco products increased approximately 15%. Subsequent to fiscal year end on November 23, 1998, major cigarette manufacturers which supply the Company increased prices by $0.45 per pack. These increases have been passed on in higher retails throughout the chain. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosures:

     The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held-to-maturity. The Company is subject to interest rate risk on its existing long-term debt (including without limitation, the Senior Notes and Senior Subordinated Notes) and any future financing requirements. The Company's fixed rate debt consists primarily of outstanding balances on its Senior Notes and Senior Subordinated Notes and its variable rate debt relates to borrowings under its New Credit Facility (see "Liquidity and Capital Resources").

     The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments.


                            EXPECTED MATURITY DATE



(DOLLARS IN THOUSANDS)            FY 1999     FY 2000      FY 2001     FY 2002      FY 2003    THEREAFTER     TOTAL
Long-Term Debt ................  $     45    $     45     $ 49,040    $     45     $ 78,045    $ 200,049    $327,269
Weighted Average Interest Rate      10.59%      10.29%       10.25%      10.25%       10.25%       10.25%

Qualitative Disclosures:

     The Company's primary exposure relates to (i) interest rate risk on long-term and short-term borrowings, (ii) its ability to refinance its Senior Notes and Senior Subordinated Notes at maturity at market rates, (iii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants and (iv) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                PAGE
                                                                                           -------------
Financial Statements:
 Independent Auditors' Report ............................................................           23
 Consolidated Balance Sheet as of September 25, 1997 and September 24, 1998 ..............           24
 Consolidated Statement of Operations for the years ended September 26, 1996, September
   25, 1997, and September 24, 1998 ......................................................           26
 Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the years ended
   September 26, 1996, September 25, 1997, and September 24, 1998 ........................           27
 Consolidated Statement of Cash Flows for the years ended September 26, 1996, September
   25, 1997, and September 24, 1998 ......................................................           28
 Notes to Consolidated Financial Statements ..............................................           30
Financial Statement Exhibit:
 Exhibit 12.1 -- Computation of Ratio of Earnings to Fixed Charges ....................... Exhibit 12.1
Financial Statement Schedule
 Schedule II -- Valuation and Qualifying Accounts and Reserves ...........................          S-1

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE PANTRY, INC.
Sanford, North Carolina

     We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries as of September 25, 1997 and September 24, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three years in the period ended September 24, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 25, 1997 and September 24, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in fiscal 1996 the Company adopted Statement of Financial Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.



/s/ DELOITTE & TOUCHE LLP



Raleigh, North Carolina
December 18, 1998

                                THE PANTRY, INC.

                           CONSOLIDATED BALANCE SHEET


                             (DOLLARS IN THOUSANDS)



                                                                                        SEPTEMBER 25,   SEPTEMBER 24,
                                                                                             1997           1998
                                                                                       --------------- --------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................................     $  3,347       $ 34,404
  Receivables (net of allowance for doubtful accounts of $150 at 1997 and
   $280 at 1998.......................................................................        2,101          9,907
  Inventories (Note 3) ...............................................................       17,161         47,809
  Income taxes receivable (Note 6) ...................................................           --            488
  Prepaid expenses ...................................................................        1,204          2,216
  Property held for sale .............................................................        3,323          3,761
  Deferred income taxes (Note 6) .....................................................        1,142          3,988
                                                                                           --------       --------
   Total current assets ..............................................................       28,278        102,573
                                                                                           --------       --------
Property and equipment, Net (Notes 4, 5, 7 and 10) ...................................       77,986        300,978
                                                                                           --------       --------
Other assets:
  Goodwill (net of accumulated amortization of $9,705 at 1997 and $11,940 at 1998)
   (Notes 2 and 10) ..................................................................       20,318        120,025
  Deferred lease cost (net of accumulated amortization of $8,956 at 1997 and
   $9,001 at 1998)....................................................................          314            269
  Deferred financing cost (net of accumulated amortization of $4,345 at 1997 and
   $4,871 at 1998) (Note 5)...........................................................        4,578         14,545
  Environmental receivables (Note 8) .................................................        6,511         13,187
  Deferred income taxes (Note 6) .....................................................          156             --
  Escrow for Lil' Champ acquisition (Note 2) .........................................        4,049             --
  Other ..............................................................................          609          3,243
                                                                                           --------       --------
   Total other assets ................................................................       36,535        151,269
                                                                                           --------       --------
Total assets .........................................................................     $142,799       $554,820
                                                                                           ========       ========

                                THE PANTRY, INC.


                           CONSOLIDATED BALANCE SHEET


                             (DOLLARS IN THOUSANDS)



                                                                                  SEPTEMBER 25,     SEPTEMBER 24,
                                                                                       1997             1998
                                                                                 ---------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt (Note 5) ...............................      $      33        $      45
 Current maturities of capital lease obligations (Note 7) ....................            285            1,240
 Accounts payable:
   Trade .....................................................................         16,035           49,559
   Money orders ..............................................................          3,022            5,181
 Accrued interest (Note 5) ...................................................          4,592           11,712
 Accrued compensation and related taxes ......................................          3,323            6,719
 Income taxes payable (Note 6) ...............................................            296               --
 Other accrued taxes .........................................................          2,194            7,007
 Accrued insurance ...........................................................          3,887            5,745
 Other accrued liabilities ...................................................          2,856           24,348
                                                                                    ---------        ---------
    Total current liabilities ................................................         36,523          111,556
                                                                                    ---------        ---------
Long-term debt (Note 5) ......................................................        100,305          327,269
                                                                                    ---------        ---------
Other noncurrent liabilities:
 Environmental costs (Note 8) ................................................          7,806           17,137
 Deferred income taxes (Note 6) ..............................................             --           20,366
 Capital lease obligations (Note 7) ..........................................            679           12,129
 Employment obligations ......................................................          1,341              934
 Accrued dividends on preferred stock (Notes 2 and 13) .......................          7,958            4,391
 Intercompany note payable ...................................................             --               --
 Other .......................................................................          6,060           21,734
                                                                                    ---------        ---------
    Total other non-current liabilities ......................................         23,844           76,691
                                                                                    ---------        ---------
Commitments and contingencies (Notes 5, 7, 8 and 15) .........................             --               --
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value, 150,000 shares authorized; 43,499 issued and outstanding at September 25, 1997 and 17,500 issued and outstanding at
   September 24, 1998, liquidation preference $1,000 per share (Notes 2 and 13)            --               --
 Common stock, $.01 par value, 300,000 shares authorized; 114,029 issued and outstanding at September 25, 1997 and 229,507 issued and outstanding at
   September 24, 1998 (Note 12) ..............................................              1                2
 Additional paid-in capital ..................................................          5,396           68,115
 Shareholder loan ............................................................             --             (215)
 Accumulated deficit .........................................................        (23,270)         (28,598)
                                                                                    ---------        ---------
    Total shareholders' equity (deficit) .....................................        (17,873)          39,304
                                                                                    ---------        ---------
Total liabilities and shareholders' equity (deficit) .........................      $ 142,799        $ 554,820
                                                                                    =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS


                             (DOLLARS IN THOUSANDS)



                                                   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 24,
                                                        1996            1997           1998
                                                  --------------- --------------- --------------
                                                     (52 WEEKS)      (52 WEEKS)     (52 WEEKS)
Revenues:
  Merchandise sales .............................    $ 188,091       $ 202,440      $ 460,798
  Gasoline sales ................................      192,737         220,166        509,958
  Commissions ...................................        3,979           4,787         14,128
                                                     ---------       ---------      ---------
   Total revenues ...............................      384,807         427,393        984,884
                                                     ---------       ---------      ---------
Cost of sales:
  Merchandise ...................................      125,979         132,846        303,968
  Gasoline ......................................      167,610         197,268        447,565
                                                     ---------       ---------      ---------
   Total cost of sales ..........................      293,589         330,114        751,533
                                                     ---------       ---------      ---------
Gross Profit ....................................       91,218          97,279        233,351
                                                     ---------       ---------      ---------
Operating Expenses:
  Store expenses ................................       57,841          60,208        140,089
  General and administrative expenses ...........       17,127          16,796         32,761
  Merger integration costs (Note 2) .............           --              --          1,016
  Restructuring charges (Note 11) ...............        2,184              --             --
  Impairment of long-lived assets (Note 10) .....        3,034              --             --
  Depreciation and amortization .................        9,158           9,504         27,642
                                                     ---------       ---------      ---------
   Total operating expenses .....................       89,344          86,508        201,508
                                                     ---------       ---------      ---------
Income from operations ..........................        1,874          10,771         31,843
                                                     ---------       ---------      ---------
Other Income (Expense):
  Interest expense ..............................      (11,992)        (13,039)       (28,946)
  Miscellaneous .................................         (660)          1,293          1,776
                                                     ---------       ---------      ---------
   Total other expense ..........................      (12,652)        (11,746)       (27,170)
                                                     ---------       ---------      ---------
Income (loss) before income taxes and
  extraordinary loss ............................      (10,778)           (975)         4,673
Income tax benefits (Note 6) ....................        2,664              --             --
                                                     ---------       ---------      ---------
Income (loss) before extraordinary item .........       (8,114)           (975)         4,673
Extraordinary loss (Note 5) .....................           --              --         (7,998)
                                                     ---------       ---------      ---------
Net loss ........................................    $  (8,114)      $    (975)     $  (3,325)
                                                     =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.


      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                             (DOLLARS IN THOUSANDS)



                                           PREFERRED
                                             STOCK           COMMON STOCK
                                      -------------------- -----------------
                                                                              ADDITIONAL
                                                     PAR               PAR      PAID IN
                                         SHARES     VALUE    SHARES   VALUE     CAPITAL
                                      ------------ ------- --------- ------- ------------
Balance, September 28, 1995 .........         --     $--    100,000    $ 1     $ 6,999
Net loss ............................         --      --         --     --          --
Issuances of common and
 preferred stock ....................     25,999      --     14,029     --        (447)
Dividends on preferred stock ........         --      --         --     --          --
                                          ------     ---    -------    ---     -------
Balance, September 26, 1996 .........     25,999      --    114,029      1       6,552
Net loss ............................         --      --         --     --          --
Net proceeds from stock issue .......     17,500      --         --     --      15,953
Dividends on preferred stock ........         --      --         --     --          --
                                          ------     ---    -------    ---     -------
Balance, September 25, 1997 .........     43,499      --    114,029      1      22,505
                                          ------     ---    -------    ---     -------
Net loss ............................         --      --         --     --          --
Issuances of common stock ...........         --      --    115,478      1      57,150
Contribution of Series A
 Preferred Stock and related
 dividends to Additional
 Paid in Capital ....................    (25,999)     --         --     --       5,569
Dividends on preferred stock ........         --      --         --     --          --
                                         -------     ---    -------    ---     -------
                                          17,500     $--    229,507    $ 2     $85,224
                                         =======     ===    =======    ===     =======



                                                        TOTAL
                                                      ADDITIONAL
                                                       PAID IN     SHAREHOLDER   ACCUMULATED
                                        OTHER (1)      CAPITAL         LOAN        DEFICIT       TOTAL
                                      ------------- ------------- ------------- ------------ -------------
Balance, September 28, 1995 .........   $ (17,109)    $ (10,110)     $   --      $  (6,223)    $ (16,332)
Net loss ............................          --            --          --         (8,114)       (8,114)
Issuances of common and
 preferred stock ....................          --          (447)         --             --          (447)
Dividends on preferred stock ........          --            --          --         (2,654)       (2,654)
                                        ---------     ---------      ------      ---------     ---------
Balance, September 26, 1996 .........     (17,109)      (10,557)         --        (16,991)      (27,547)
Net loss ............................          --            --          --           (975)         (975)
Net proceeds from stock issue .......          --        15,953          --             --        15,953
Dividends on preferred stock ........          --            --          --         (5,304)       (5,304)
                                        ---------     ---------      ------      ---------     ---------
Balance, September 25, 1997 .........     (17,109)        5,396          --        (23,270)      (17,873)
                                        ---------     ---------      ------      ---------     ---------
Net loss ............................          --            --          --         (3,325)       (3,325)
Issuances of common stock ...........          --        57,150        (215)            --        56,936
Contribution of Series A
 Preferred Stock and related
 dividends to Additional
 Paid in Capital ....................          --         5,569          --             --         5,569
Dividends on preferred stock ........          --            --          --         (2,003)       (2,003)
                                        ---------     ---------      ------      ---------     ---------
                                        $ (17,109)    $  68,115      $ (215)     $ (28,598)    $  39,304
                                        =========     =========      ======      =========     =========

---------
(1) Represents excess of amount paid in 1987 leveraged buy-out over net book value for "carry over" shareholders (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                             (DOLLARS IN THOUSANDS)



                                                                                                    YEAR ENDED
                                                                                  ----------------------------------------------
                                                                                   SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 24,
                                                                                        1996            1997           1998
                                                                                  --------------- --------------- --------------
                                                                                     (52 WEEKS)      (52 WEEKS)     (52 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................................................    $ (8,114)       $    (975)     $   (3,325)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Extraordinary loss ...........................................................          --               --           2,006
   Impairment of long-lived assets ..............................................       3,034               --              --
   Depreciation and amortization ................................................       9,158            9,504          27,642
   Provision for deferred income taxes ..........................................      (1,558)             371             138
   (Gain) loss on sale of property and equipment ................................         470           (1,054)            531
   Provision for environmental expenses .........................................         512            1,574           6,181
   Provision for closed stores ..................................................         673              (11)             50
   Write-off of property held for sale ..........................................         168               --              --
 Changes in operating assets and liabilities, net of effects of acquisitions:
   Receivables ..................................................................        (539)            (527)         (8,512)
   Inventories ..................................................................        (937)          (2,273)         (4,518)
   Prepaid expenses .............................................................          20             (429)            390
   Other non-current assets .....................................................         432           (4,295)          5,111
   Accounts payable .............................................................       2,104              603          13,896
   Other current liabilities and accrued expenses ...............................        (639)           3,393           2,241
   Employment obligations .......................................................        (255)            (698)           (407)
   Other noncurrent liabilities .................................................         886            2,155           6,608
                                                                                     --------        ---------      ----------
Net cash provided by operating activities .......................................       5,415            7,338          48,032
                                                                                     --------        ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ............................................      (4,050)          (1,828)         (5,203)
 Additions to property and equipment ............................................      (7,084)         (14,749)        (43,153)
 Proceeds from sale of property held for sale ...................................       2,462            1,345           4,807
 Proceeds from sale of property and equipment ...................................       1,468            2,315           7,648
 Acquisitions of related businesses, net of cash acquired .......................          --          (12,162)       (250,592)
                                                                                     --------        ---------      ----------
Net cash used in investing activities ...........................................      (7,204)         (25,079)       (286,493)
                                                                                     --------        ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ......................................        (347)            (303)         (1,424)
 Proceeds from issuance of capital leases .......................................          --               --           1,086
 Principal repayments of long-term debt .........................................         (20)             (26)        (51,543)
 Net proceeds from issuance of long-term debt ...................................          --              200         278,508
 Net proceeds from equity issues ................................................          --           15,953          56,935
 Other financing costs ..........................................................      (3,505)             (74)        (14,044)
                                                                                     --------        ---------      ----------
Net cash provided by (used in) financing activities .............................      (3,872)          15,750         269,518
                                                                                     --------        ---------      ----------
Net increase (decrease) in cash .................................................      (5,661)          (1,991)         31,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................................      10,999            5,338           3,347
                                                                                     --------        ---------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................    $  5,338        $   3,347      $   34,404
                                                                                     ========        =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW



                                                        YEAR ENDED
                                      ----------------------------------------------
                                       SEPTEMBER 26,   SEPTEMBER 25,   SEPTEMBER 24,
                                            1996            1997           1998
                                      --------------- --------------- --------------
Cash paid (refunded) during the year:
 Interest ...........................     $12,719         $12,863         $21,826
                                          =======         =======         =======
 Taxes ..............................     $  (403)        $  (917)        $   784
                                          =======         =======         =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

     During fiscal 1997 and 1998, the Company entered into several business acquisitions and divestitures (see Note 2 -- Business Acquisitions and Note 12 -- Common Stock). In connection with the acquisitions, the holders of the Company's Series A Preferred Stock contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of the Company, resulting in an increase in paid in capital of $5,569.

                                THE PANTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     THE COMPANY

     The consolidated financial statements include the accounts of The Pantry, Inc. ("The Pantry" or the "Company") and its wholly-owned subsidiaries, Sandhills, Inc., Lil' Champ Food Stores, Inc. ("Lil' Champ"), PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates approximately 953 convenience stores in North Carolina, South Carolina, Florida, Tennessee, Kentucky, Indiana and Virginia.

     Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation ("MPAC"), an entity formed to affect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

     On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group"), acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. The FS Group and Chase subsequently acquired the remaining interests of approximately 37.0% and 11.1%, respectively, on August 19, 1996 through the purchase of common and preferred stock from certain shareholders. On December 30, 1996, the FS Group purchased additional preferred stock of the Company.

     On October 23, 1997, The Pantry acquired 100% of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. (the "Lil' Champ Acquisition"). The acquisition was funded by a combination of Senior Subordinated Notes and an additional equity investment by the FS Group, Chase and a member of managment. Also during fiscal 1998, the Company acquired several smaller convenience store chains, financed primarily from an additional equity issuance (see discussion of 1998 acquisitions at Note 2 -- Business Acquisitions). As of September 24, 1998, the Company was owned 76.4% and 17.0% by the FS Group and Chase, respectively.


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


     LONG-LIVED ASSETS

     In 1996, the Company early-adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Accordingly, long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows attributable to each store are compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store to determine if a write-down to fair value is required (see Note 10 -- Impairment of Long-Lived Assets).

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         (Continued)

     GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods of 20 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating results. Estimated future results are based on a trend of historical results for the trailing three fiscal years and management's estimate of future results which indicate that the goodwill balances will be recovered over the various periods remaining to be benefited.


     DEFERRED LEASE COST

     Deferred lease cost represents the value assigned to favorable leases acquired. Such amounts are being amortized over the remaining term of the respective leases.


     PROPERTY HELD FOR SALE

     Certain property is classified as current assets when management's intent is to sell these assets in the ensuing fiscal year, and is recorded at the lower of cost or fair value less cost to sell.


     DEFERRED FINANCING COST

     Deferred financing cost represents expenses related to issuing the Company's long-term debt (see Note 5 -- Long-Term Debt), obtaining its lines of credit (see Note 5 -- Long-Term Debt), and obtaining lease financing (see Note 7 -- Leases). Such amounts are being amortized over the remaining term of the respective financing.


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


     INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method, except for gasoline inventories maintained by Lil' Champ, for which cost is determined using the first-in, first-out ("FIFO") method.


     INCOME TAXES

     All operations of The Pantry and its subsidiaries are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, ACCOUNTING FOR INCOME TAXES, The Pantry recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the related tax bases.


     STOCK BASED COMPENSATION

     The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). The Company follows the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 1 -- HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
                (Continued)

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated financial statements, cash and cash equivalents include cash, deposits in interest bearing accounts, and other financial instruments with original maturities of less than three months.


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


     ACCOUNTING PERIOD

     The Pantry operates on a 52-53 week fiscal year ending on the last Thursday in September. For 1996, 1997 and 1998, each of the Company's fiscal years contained 52 weeks.


     RECLASSIFICATIONS

     Certain amounts in the fiscal 1996 and 1997 consolidated financial statements have been reclassified to conform to the current year presentation.


     NEWLY ADOPTED ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 contains authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption of SOP 96-1 in fiscal 1998 did not have a material effect on the Company's 1998 consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for the first quarter of fiscal 2000. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of September 24, 1998, the Company has not determined the effect of SFAS No. 133 on its consolidated financial statements.


NOTE 2 -- BUSINESS ACQUISITIONS:

     During fiscal 1998, the Company acquired the businesses described below, which were accounted for by the purchase method of accounting:

   o The October 23, 1997 acquisition of all of the common stock of Lil' Champ Food Stores, Inc. ("Lil' Champ") for $136.4 million (net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil' Champ's 479 stores are located primarily in northern Florida and Georgia. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expense of the Lil' Champ acquisition were

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 2 -- BUSINESS ACQUISITIONS: (Continued)

     financed with the proceeds from the offering of $200.0 million, 10 1/4% Senior Subordinated Notes due 2007, cash on hand and the purchase by existing stockholders and management of the Company of an additional $32.4 million of the Company's capital stock in connection with the Lil' Champ acquisition.

   o The March 19, 1998 acquisition of the operating assets of 23 convenience stores in eastern North Carolina which was financed primarily from the Acquisition Facility and cash on hand.

   o The May 1998 acquisitions, in three separate transactions, of 12 convenience stores in the Gainesville, Florida area which were financed primarily from the Acquisition Facility and cash on hand.

   o The July 2, 1998 acquisition of certain assets of Quick Stop Food Mart, Inc. ("Quick Stop") including, but not limited to, seventy-five (75) convenience stores located throughout North Carolina and South Carolina (the "Quick Stop Acquisition"). Total consideration paid was approximately $56.0 million.

   o The July 16, 1998 acquisition of certain assets of Stallings Oil Company, Inc. ("Stallings") including, but not limited to, forty-one (41) convenience stores located throughout North Carolina and Virginia (the "Stallings Acquisition"). Total consideration paid was approximately $29.3 million. The Stallings and Quick Stop acquisitions were financed by proceeds of $50.0 million from the Acquisition Facility, cash on hand, and an equity investment of $25.0 million in the aggregate by existing shareholders of the Company.

     The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):



                                                                                         STALLINGS,
                                                                                         QUICK STOP
                                                                            LIL' CHAMP   AND OTHERS     TOTAL
                                                                           ------------ ------------ -----------
ASSETS ACQUIRED:
Receivables, net .........................................................   $  1,617     $  2,100    $  3,717
Inventories ..............................................................     20,113        8,758      28,871
Deferred income taxes ....................................................      2,992           --       2,992
Prepaid expenses and other current assets ................................      1,402           --       1,402
Property and equipment ...................................................    155,382       48,682     204,064
Other noncurrent assets ..................................................      3,696           --       3,696
                                                                             --------     --------    --------
Total assets acquired ....................................................    185,202       59,540     244,742
                                                                             --------     --------    --------
LIABILITIES ASSUMED:
Short-term capital lease obligations .....................................      1,027           --       1,027
Accounts payable -- trade ................................................     10,870          228      11,098
Other liabilities and accrued expenses ...................................     36,093           --      36,093
Long-term capital lease obligations ......................................     11,716           --      11,716
Environmental remediation liabilities ....................................      3,150           --       3,150
Noncurrent deferred income taxes .........................................     20,530           --      20,530
Other noncurrent liabilities .............................................      8,070          996       9,066
Total liabilities assumed ................................................     91,456        1,224      92,680
                                                                             --------     --------    --------
Net tangible assets acquired .............................................     93,746       58,316     152,062
Goodwill .................................................................     42,622       55,908      98,530
                                                                             --------     --------    --------
Total consideration paid, including direct costs, net of cash acquired ...   $136,368     $114,224    $250,592
                                                                             ========     ========    ========

     The Stallings and Quick Stop purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization. The purchase price allocations for other acquisitions have been finalized. The excess of the purchase prices over fair

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 2 -- BUSINESS ACQUISITIONS: (Continued)

values of the net assets acquired for all 1998 acquisitions, $98,530,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):



                                                  1997        1998
                                              ----------- ------------
     Total revenues ......................... 1,246,596    1,235,520
     Income (loss) before extraordinary loss     (9,684)       4,278
     Net loss ...............................    (9,684)      (3,720)

     In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1997 or fiscal 1998, or of future operations of the combined companies.

     In connection with the Lil' Champ acquisition, the Company recorded an integration charge of approximately $1.0 million for costs of combining its existing business with the acquired business of Lil' Champ. The charge includes $0.3 million for relocation costs and $0.7 million for consolidation and related expenses. All amounts had been expended as of September 24, 1998.

     During fiscal 1997, the Company acquired 35 stores, acquired the gasoline operations at 23 third-party locations and disposed of 21 stores. The net assets acquired and liabilities assumed are as follows (in thousands):



                                                         YEAR ENDED
                                                        SEPTEMBER 25,
                                                            1997
                                                       --------------
     Inventories .....................................    $ 1,665
     Property and equipment ..........................      6,374
     Other noncurrent assets .........................    $     9
     Accrued expenses ................................        (43)
                                                          -------
                                                            8,005
     Goodwill ........................................      4,157
                                                          -------
     Total consideration, including direct costs .....    $12,162
                                                          =======

NOTE 3 -- INVENTORIES:

     At September 25, 1997 and September 24, 1998, inventories consisted of the following (in thousands):



                                        1997        1998
                                     ---------- -----------
  Inventories at FIFO cost:
  Merchandise ......................  $ 16,877     41,967
  Gasoline .........................     4,969     11,510
                                      --------     ------
                                        21,846     53,477
  Less adjustment to LIFO cost:
  Merchandise ......................    (4,203)    (5,668)
  Gasoline .........................      (482)        --
                                      --------     ------
  Inventories at LIFO cost .........  $ 17,161   $ 47,809
                                      ========   ========

     Total inventories at September 24, 1998 include $5,213,000 of gasoline inventories held by Lil' Champ that are recorded under the FIFO method.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3 -- INVENTORIES: (Continued)

     The positive effect on cost of sales of LIFO inventory liquidations was $68,000, $4,141 and $482,000 for fiscal years 1996, 1997 and 1998, respectively.


NOTE 4 -- PROPERTY AND EQUIPMENT:

     At September 25, 1997 and September 24, 1998, property and equipment consisted of the following (in thousands):



                                                              1997         1998
                                                          ------------ ------------
       Land .............................................  $  16,109       62,183
       Buildings ........................................     29,928       85,278
       Gasoline equipment ...............................     50,362       95,729
       Other equipment, furniture and fixtures ..........     26,657       96,874
       Leasehold improvements ...........................     10,743       28,286
       Automobiles ......................................        134          516
       Construction in progress .........................      1,471        9,443
                                                           ---------       ------
                                                             135,404      378,309
       Less -- accumulated depreciation and amortization     (57,418)     (77,331)
                                                           ---------      -------
                                                           $  77,986    $ 300,978
                                                           =========    =========

NOTE 5 -- LONG-TERM DEBT:

     At September 25, 1997 and September 24, 1998, long-term debt consisted of the following (in thousands):



                                                                                  1997         1998
                                                                              ------------ ------------
      Notes payable ("Senior Notes"); due November 15, 2000; interest
       payable semi-annually at 12% .........................................   $ 99,995     $ 48,995
      Notes payable ("Senior Subordinated Notes"); due October 15, 2007;
       interest payable semi-annually at 10.25% .............................         --      200,000
      Note payable; secured by certain property; due monthly through 2004;
       interest at 10% ......................................................        153          136
      Notes payable ("Acquisition Facility"); interest payable monthly at
       LIBOR (5.85% at September 24, 1998) plus 2.5%; principal due in
       quarterly installments through October 31, 2002 ......................         --       78,000
      Note payable; secured by certain property; due monthly through 2005;
       interest at 8% .......................................................        190          173
                                                                                --------     --------
      Other notes payable; due monthly through 1999; interest at 9% .........         --           10
                                                                                 100,338      327,314
      Less -- current maturities ............................................        (33)         (45)
                                                                                --------     --------
                                                                                $100,305     $327,269
                                                                                ========     ========

     While the Senior Notes are unsecured, the terms of the Senior Notes contain certain covenants restricting (i) the use of proceeds from the offering; (ii) the placing of liens on properties; (iii) certain "restricted payments" as defined in the agreement; (iv) the incurrance of additional debt;
(v) the sale of assets; (vi) any merger, consolidation or change in control;
(vii) lines of business and (viii) transactions with affiliates. In addition, the Indenture requires certain positive covenants including the maintenance of a "Consolidated Fixed Charge Ratio" (the "Coverage Ratio") of greater than 1.69 to 1.0.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of the Senior Subordinated Notes and, in a related transaction, completed the Tender Offer and Consent Solicitation with respect to the Senior Notes. The Tender Offer resulted in the Company's purchase of $51 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 -- LONG-TERM DEBT: (Continued)

connection with this repurchase, the Company incurred an extraordinary loss of approximately $8.0 million related to costs of the Tender Offer and Consent Solicitation and write-off of deferred financing costs.

     The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Guarantors (see Note 15 -- Supplemental Guarantors Information). The Senior Subordinated Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions;
(ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets.

     Historically, The Pantry had two bank lines of credit with borrowing capacity limits of $10.0 million and $15.0 million, respectively. The $10.0 million line of credit bore interest at prime (8.50% at September 25, 1997) plus 0.5%.

     On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company entered into the New Credit Facility replacing the $10.0 million and $15.0 million bank lines discussed above. Originally, the New Credit Facility consisted of a $45.0 million Revolving Credit Facility and a $30 million Acquisition Facility.

     Under the terms of the New Credit Facility, the Acquisition Facility is available to finance acquisition of related businesses with certain restrictions (see Note 2 -- Business Acquisitions). The New Credit Facility contains covenants restricting the ability of the Company and any of its subsidiaries to among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions or asset sales; and
(viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio,
(b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     During the year, the New Credit Facility was amended to increase the amount available to the Company for acquisitions from $30.0 million to $85.0 million. In addition, amendments were made to certain of the Company's financial covenants under the New Credit Facility, including (a) the minimum coverage ratio, (b) the minimum pro forma EBITDA, (c) the maximum pro forma leverage ratio, and (d) the maximum capital expenditure allowance. As of September 24, 1998, there was $78,000,000 outstanding under the acquisition line. The acquisition line secures the Company's outstanding letters of credit of $13,545,000 at September 24, 1998.

     As of September 24, 1998, the Company was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

     As of September 24, 1998, substantially all of the Company's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6 -- INCOME TAXES:
     The components of income tax expense (benefit) are summarized below (in thousands):


                              1996        1997      1998
                          ------------ --------- ---------
  Current:
  Federal ...............   $ (1,111)   $  163    $   --
  State .................          5      (534)      138
                            --------    ------    ------
                              (1,106)     (371)      138
                            --------    ------    ------
  Deferred:
  Federal ...............     (1,074)      371        --
  State .................       (484)       --      (138)
                            --------    ------    ------
                              (1,558)      371      (138)
                            --------    ------    ------
                            $ (2,664)   $   --    $   --
                            ========    ======    ======

     As of September 25, 1997 and September 24, 1998, deferred tax liabilities (assets) are comprised of the following (in thousands):


                                                          1997        1998
                                                      ----------- ------------
        Depreciation ................................  $  6,513    $  32,921
        Deferred lease cost .........................        27           17
        Inventory ...................................       940        3,417
        Other .......................................       469        1,672
                                                       --------    ---------
        Gross deferred tax liabilities ..............     7,949       38,027
                                                       --------    ---------
        Capital lease obligations ...................      (321)      (1,207)
        Allowance for doubtful accounts .............       (58)        (108)
        Environmental expenses ......................      (500)      (2,114)
        Accrued insurance reserves ..................    (1,607)      (4,482)
        Exit and employee termination costs .........        --       (1,860)
        Accrued compensation ........................      (667)          --
        Other .......................................      (616)      (3,154)
                                                       --------    ---------
        Gross deferred tax assets ...................    (3,769)     (12,925)
        Net operating loss carryforwards ............    (2,622)      (6,836)
        General business credits ....................    (1,846)      (1,832)
        AMT Credits .................................    (2,696)      (2,492)
        Deferred tax assets valuation allowance .....     1,686        2,436
                                                       --------    ---------
                                                       $ (1,298)   $  16,378
                                                       ========    =========

     As of September 25, 1997 and September 24, 1998, net current deferred income tax assets totaled $1,142,000 and $3,988,000, respectively, and net noncurrent deferred income tax assets (liabilities) totaled $156,000 and $(20,366,000), respectively.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6 -- INCOME TAXES: (Continued)

     Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):



                                                                  1996        1997        1998
                                                              ------------ ---------- ------------
Tax benefit at Federal statutory rate .......................   $ (3,665)    $ (332)    $ (1,131)
Tax benefit at state rate, net of Federal income tax benefit        (316)      (325)        (153)
Permanent differences:
 Amortization of goodwill ...................................      1,127        235          474
 Other ......................................................         14        248          190
Tax benefit from creation of general business credits .......         --       (151)          --
Valuation allowance .........................................        176        325          620
                                                                --------     ------     --------
Net income tax benefit ......................................   $ (2,664)    $   --     $     --
                                                                ========     ======     ========

     As of September 24, 1998 The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance, as a reduction in the Company's net deferred tax asset. Loss carryforwards as of September 24, 1998 have the following expiration dates (in thousands):



                                       FEDERAL    STATE
                                      --------- ---------
  2009 ..............................  $    --   $ 3,158
  2010 ..............................       --     2,974
  2011 ..............................       --    10,919
  2012 ..............................    2,332     5,101
  2013 ..............................       --    12,820
  2018 ..............................   12,022        --
                                       -------   -------
  Total loss carryforwards ..........  $14,354   $34,972
                                       =======   =======

     The valuation allowance increased $176,000 and $325,000 in 1996 and 1997, respectively, to provide for state net economic loss carryforwards. The valuation allowance increased $620,000 in 1998, which was primarily attributable to federal net operating losses, net of a decrease for state tax net economic loss carryovers (as discussed below).

     The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of the Company, with additional taxes plus penalties and accrued interest totaling approximately $5 million, for the periods February 1, 1992 to September 26, 1996. The Company reached a settlement with the State of North Carolina, which is pending final approval by the State. Under the settlement, the Company will reduce State net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to State net economic losses and a reduction of deferred tax assets which is fully offset by a corresponding reduction to the valuation allowance. The Company is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties would be substantially reduced. Based on this, the Company believes the outcome of the audits will not have a material adverse effect on the Company's financial condition or financial statements.


NOTE 7 -- LEASES:

     The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 25, 1997, and September 24, 1998 are as follows (in thousands):



                                               1997       1998
                                           ----------- ----------
  Buildings ..............................  $  2,196    $ 12,344
  Less -- accumulated amortization .......    (1,649)     (2,142)
                                            --------    --------
                                            $    547    $ 10,202
                                            ========    ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- LEASES: (Continued)

     Amortization expense related to capitalized leased assets was $261,000, $185,000, and $1,249,000 for fiscal 1996, 1997, and 1998 respectively.

     Future minimum lease payments as of September 24, 1998, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):



FISCAL                                                  CAPITAL   OPERATING
 YEAR                                                    LEASES    LEASES
---------------------------------------------------    --------- ----------
           1999 ...................................     $ 2,507   $ 21,462
           2000 ...................................       2,396     20,179
           2001 ...................................       2,309     18,203
           2002 ...................................       2,307     16,954
           2003 ...................................       2,307     15,817
           Thereafter .............................       5,022     38,083
                                                        -------   --------
           Net minimum lease payments .............      16,848   $130,698
                                                                  ========
           Amount representing interest (8% to 20%)       3,479
                                                        -------
           Present value of net minimum lease payments   13,369
           Less -- current maturities .............       1,240
                                                       --------
                                                       $ 12,129
                                                       ========

     Rental expense for operating leases was approximately $8,126,000, $9,618,000 and $23,758,000 for fiscal years 1996, 1997 and 1998, respectively.


NOTE 8 -- COMMITMENTS AND CONTINGENCIES:

     As of September 24, 1998, the Company was contingently liable for outstanding letters of credit in the amount of $13,545,000 related primarily to several areas in which the Company is self-insured. The letters of credit are not to be drawn against unless the Company defaults on the timely payment of related liabilities.

     The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.


     ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

     The Company is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks ("USTs") that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems;
(ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1998 EPA regulations. The Pantry facilities in Florida all meet or exceed such rules. The following is an overview of the requirements imposed by these regulations:

o Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes several approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- COMMITMENTS AND CONTINGENCIES: (Continued)

 each UST system and highlights discrepancies. The Company believes it is in full or substantial compliance with the leak detection requirements applicable to USTs.

o Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. All of the Company's USTs have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining and the installation of cathodic protection.

o Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company has installed spill/overfill equipment on all Company-owned UST systems to meet these regulations.

 In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, The Pantry maintains letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, Virginia, South Carolina, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance and by qualified self insurance. The Company has sold all of its Georgia stores but has retained responsibility for pre-closing environmental remediation at certain locations. The costs of such remediation and third party claims should be covered by the state trust fund, subject to applicable deductibles and caps on reimbursements.

 All states in which The Pantry operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Florida, Georgia, and Tennessee. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception;
 (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. The Company will obtain private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. The Company believes that this coverage exceeds federal and Florida financial responsibility regulations. In addition to material amounts to be spent by the Company, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

 Environmental reserves of $17.1 million as of September 24, 1998 represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, these anticipated reimbursements of $13.2 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination will be performed by the state and substantially all

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- COMMITMENTS AND CONTINGENCIES: (Continued)

 of the costs will be paid by the state trust fund. The Company will perform remediation in other states through independent contractor firms engaged by the Company. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation.

 The Company has reserved $500,000 to cover third party claims that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the fact that remediation standards and expectations are evolving, the legal principles regarding the right to and proper measure of damages for diminution in value, lost profit, lost opportunity and damage to soil and subsurface water that may be owned by the state, the absence of controlling authority of the limitation period, if any, that may be applicable and the possibility that remediation (which will be funded by state trust funds, private insurance or is included within the reserve described above for remediation) may be sufficient.

 Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.


NOTE 9 -- BENEFIT PLANS:

     The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $330,000, $305,000 and $396,000 for fiscal years 1996, 1997 and 1998, respectively.


NOTE 10 -- IMPAIRMENT OF LONG-LIVED ASSETS:

     In fiscal year 1996, the Company early-adopted SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived and certain identifiable intangible assets to be disposed of.

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


  Property, plant and equipment .........  $  415
  Goodwill ..............................   2,619
                                           ------
  Total .................................  $3,034
                                           ======


NOTE 11 -- RESTRUCTURING CHARGES:

     In fiscal year 1996, the Company recorded restructuring charges of $2,184,000 pursuant to a formal plan to restructure its corporate offices. The costs include $1,484,000 for employee severance, $350,000 for employee moving costs, and $350,000 for legal costs related to the ownership litigation. Substantially all of these amounts were expended during fiscal 1996.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 12 -- COMMON STOCK
     In connection with the Lil' Champ Acquisition and related transactions, the Company issued 72,000 shares of Common Stock, par value $0.01, to certain existing stockholders and a member of management for $32.4 million. Prior to the purchase of Common Stock, holders of the Company's Series A Preferred Stock, par value $0.01 per share, contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of the Company (together with the issuance of Common Stock, "the Equity Investment"). As a result, preferred stock and accrued dividends were reduced by $260 and $5,569,000 respectively, and additional paid in capital was increased by $5,569,260.

     On July 2, 1998 and in connection with two acquisitions completed in July 1998, the Company issued 43,478 shares of Common Stock, par value $0.01 per share, to certain existing stockholders for an aggregate purchase price of $25.0 million.


NOTE 13 -- PREFERRED STOCK:

     As of September 24, 1998, preferred stock consists of 150,000 authorized shares. As discussed in Note 12 -- Common Stock, holders of the Company's 25,999 shares of Series A contributed all outstanding shares of Series A and related accrued and unpaid dividends to the Capital of the Company in connection with the Lil' Champ acquisition. Issued and outstanding shares at September 24, 1998 include 17,500 shares designated as Series B, all of which is held by FS Group. The Company is limited from paying dividends under the terms and conditions of the Senior Notes Indenture, Senior Subordinated Notes Indenture and the Certificate of Designation of Preferences of the Series B Preferred Stock of The Pantry, Inc. ("Series B Preferred Stock Certificate").

     In addition, the Series B Preferred Stock Certificate, without consent of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, restricts the following: (i) the issuance of any securities with equal or superior rights with respect to dividends or liquidation preferences, (ii) the repurchase of any shares of, making of any dividend or distribution to, or any reclassification with respect to, any of the Company's outstanding shares of capital stock, (iii) amendment or modification of the Company's Article of Incorporation or Bylaws so as to adversely affect the relative rights, preferences, qualification, limitations or restrictions or the Series B Preferred Stock and (iv) amendment of the related paragraph regarding Restrictions and Limitations in the Series B Preferred Stock Certificate.

     At all meetings of the stockholders of the Company and in the case of any actions of stockholders in lieu of a meeting date, the holders of the Series B Preferred Stock shall be entitled to ten (10) votes per share and, except as required by Delaware law, shall vote together with the holders of Common Stock as a single class. The holders of Series B Preferred Stock are entitled to cumulative dividends from the Company on each share of Series B Preferred Stock at a quarterly rate equal to $32.5 per share plus an amount determined by applying a thirteen percent (13%) annual rate compounded quarterly to any accrued but unpaid dividend. Except as limited by both the Senior Notes and Senior Subordinated Notes Indentures, such dividends on the outstanding shares of Series B Preferred Stock shall be payable at such intervals as the Board of Directors of the Company may from time to time determine and may be paid in cash or by issuing additional shares, including fractional shares of Series B Preferred Stock, at the rate of one share for each $1,000 of dividends outstanding. As of September 24, 1998, substantially all of the Company's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

     Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of outstanding shares of Series B Preferred Stock, shall be entitled to be paid out of the assets of the Company available for distribution to its Stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount shall be made in respect of the outstanding shares of any other class or series of the Company's capital stock, including without limitation, shares of Common Stock, an amount equal to $1,000 per share of Series B Preferred Stock then outstanding, plus all accrued but unpaid dividends thereon to the date fixed for liquidation (whether or not declared), and no more. If upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the assets to be distributed among the holders of outstanding shares of Series B Preferred Stock shall be insufficient to permit the payment to such stockholders of the full preferential amounts aforesaid, then the entire assets of the Company are to be distributed ratably among the holders of outstanding shares of Series B Preferred Stock based on the full preferential amounts for the number of outstanding shares of Series B Preferred Stock held by each holder.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 14 -- STOCK BASED COMPENSATION:
     On January 1, 1998, the Company adopted an incentive and non-qualified 1998 Stock Option Plan (the "1998 Plan"). Pursuant to the provisions of the 1998 Plan, options may be granted to officers, key employees and consultants of the Company or any of its subsidiaries and certain members of the Board of Directors ("BOD") to purchase up to 25,000 shares of the Company's Common Stock. The 1998 Plan is administered by the BOD or a committee of the BOD. Options are granted at prices determined by the BOD and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the 1998 Plan may differ from one grant to another. Under the 1998 Plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. During 1998, options to acquire 11,311 shares of Common Stock were granted under the Plan with exercise prices ranging from $450 - $575 per share (weighted-average exercise price of $479 per share).

     The following table summarizes information about stock options outstanding at September 24, 1998:



                                  NUMBER         WEIGHTED-AVERAGE   WEIGHTED-AVERAGE
                              OUTSTANDING AT         REMAINING          EXERCISE
RANGE OF EXERCISE PRICES    SEPTEMBER 24, 1998   CONTRACTUAL LIFE        PRICE
-------------------------- -------------------- ------------------ -----------------
  $450 ...................         8,701                9                 $450
  $575 ...................         2,610                9                 $575
                                   -----
  Total ..................        11,311
                                  ======

     All options granted in 1998 vest over a three year period, with one-third of each grant vesting on the anniversary of the initial grant. None of the options outstanding at September 24, 1998 had vested as of that date. All stock options are granted at estimated fair market value of the common stock at the grant date. Had compensation cost for the 1998 Plan been determined consistent with SFAS 123, the Company's pro-forma net loss for 1998 would have been approximately $3,395,000. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:


                                                               1998
                                                            ---------
         Weighted-average grant date fair value ........... $479
         Weighted-average expected lives (years) .......... 2.33
         Risk-free interest rate .......................... 5.5%
         Dividend yield ................................... 0.00%

     On August 31, 1998, the Company adopted the 1998 Stock Subscription Plan ("1998 Subscription Plan"). The 1998 Subscription Plan allows the Company to offer to certain employees the right to purchase shares of the Company's Common Stock at a purchase price equal to the fair market value on the date of purchase. A purchaser may not sell, transfer or pledge their shares (a) prior to the first anniversary of the date on which the purchaser acquires the shares, or (b) after the first anniversary, except in compliance with the provisions of the subscription agreement (and a pledge agreement if part of the consideration for such shares includes a secured promissory note). In the event that the purchaser's employment with the Company and all of its subsidiaries terminates for any reason, the Company shall have the option to repurchase from the purchaser all or any portion of the shares acquired by the purchaser under the subscription agreement for a period of six months after the effective date of such termination (the "Repurchase Option"). The Repurchase Option shall terminate upon the later to occur of (a) the first anniversary of the date the shares were originally acquired, and (b), an initial public offering of common stock by the Company registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to the Company in excess of $25 million. After the first anniversary of the date the shares were originally acquired by the purchaser, the purchaser may transfer the shares for cash (only) to a third party, subject to the Company's right of first refusal with respect to such sale. Finally, under certain circumstances, a purchaser of shares under the 1998 Subscription Plan may be forced to sell all or part of the shares purchased under such plan if any members of the FS Group find a third-party buyer for all or part of the shares of Company Common Stock held by the FS Group. No issuances of shares under the 1998 Subscription Plan had been made at September 24, 1998.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION:
     As discussed in Note 2 -- Business Acquisitions, on October 23, 1997, the Company purchased all of the capital stock of Lil' Champ, Sandhills, Inc., Lil' Champ and all future direct and indirect restricted subsidiaries (together the "Guarantors"), jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under the Senior Subordinated Notes and the related Indenture, the issuance of which occured on October 23, 1997. The Senior Subordinated Notes were exchanged for new notes in an exchange offer which was registered under the Securities Act on a registration statement on Form S-4 which became effective on January 8, 1998. The form and terms of the exchange notes are the same as the form and terms of the Senior Subordinated Notes (which they replaced) except that (i) the exchange notes are registered under the Securities Act and, therefore, do not bear legends restricting the transfer thereof, and (ii) the holders of the exchange notes are not entitled to certain rights under the Registration Rights Agreement by virtue of consummation of the exchange offer.

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

     As of September 24, 1998, substantially all of the Company's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

     Management has determined that separate, full financial statements of the Guarantors (Sandhills, Inc. and Lil' Champ as of September 24, 1998) would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantors and The Pantry.

     Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS


                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                           GUARANTOR   NON-GUARANTOR
                                             THE PANTRY   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                            ------------ ------------ -------------- -------------- -----------
Revenues:
  Merchandise sales .......................  $ 188,091     $     --       $   --       $      --     $ 188,091
  Gasoline sales ..........................    192,737           --           --              --       192,737
  Commissions .............................      3,979           --           --              --         3,979
                                             ---------     --------       ------       ---------     ---------
   Total revenues .........................    384,807           --           --              --       384,807
                                             ---------     --------       ------       ---------     ---------
Cost of sales:
  Merchandise .............................    125,979           --           --              --       125,979
  Gasoline ................................    167,610           --           --              --       167,610
                                             ---------     --------       ------       ---------     ---------
   Total cost of sales ....................    293,589           --           --              --       293,589
                                             ---------     --------       ------       ---------     ---------
Gross profit ..............................     91,218           --           --              --        91,218
                                             ---------     --------       ------       ---------     ---------
Operating expenses:
  Store expenses ..........................     68,331           --         (293)        (11,471)       56,567
  Store expenses -- related parties .......      1,274           --           --              --         1,274
  General and administrative expenses .....     17,024           80           23              --        17,127
  Restructuring charges ...................      2,184           --           --              --         2,184
  Impairment of long-lived assets .........      3,034           --           --              --         3,034
  Depreciation and amortization ...........      9,138           14            6              --         9,158
                                             ---------     --------       ------       ---------     ---------
   Total operating expenses ...............    100,985           94         (264)        (11,471)       89,344
                                             ---------     --------       ------       ---------     ---------
Income from operations ....................     (9,767)         (94)         264          11,471         1,874
                                             ---------     --------       ------       ---------     ---------
Equity in earnings of subsidiaries ........     14,597           --           --         (14,597)           --
                                             ---------     --------       ------       ---------     ---------
Other income (expense):
  Interest expense ........................    (14,540)          --          (14)          2,562       (11,992)
  Miscellaneous ...........................     (1,068)      14,243          198         (14,033)         (660)
                                             ---------     --------       ------       ---------     ---------
   Total other expense ....................    (15,608)      14,243          184         (11,471)      (12,652)
                                             ---------     --------       ------       ---------     ---------
Income (loss) before income taxes .........    (10,778)      14,149          448         (14,597)      (10,778)
Income tax benefit (expense) ..............      2,664       (4,811)        (128)          4,939         2,664
                                             ---------     --------       ------       ---------     ---------
Net income (loss) .........................  $  (8,114)    $  9,338       $  320       $  (9,658)    $  (8,114)
                                             =========     ========       ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                                                               GUARANTOR
                                                               THE PANTRY     SUBSIDIARY
                                                             -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) ........................................    $(8,114)      $   9,339
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Impairment of long-lived assets .........................      3,034              --
   Depreciation and amortization ...........................      9,152              --
   Provision for deferred income taxes .....................     (1,558)             --
   Loss on sale of property and equipment ..................        470              --
   Provision for environmental expenses ....................        512              --
   Provision for closed stores .............................        673              --
   Write-off of property held for sale .....................        168              --
   Equity earnings of affiliates ...........................     (9,658)             --
  Changes in operating assets and liabilities, net:
   Receivables .............................................       (627)           (392)
   Inventories .............................................       (937)             --
   Prepaid expenses ........................................         19              (1)
   Other non-current assets ................................        448             (17)
   Accounts payable ........................................      2,104              --
   Other current liabilities and accrued expenses ..........       (641)            125
   Employment obligations ..................................       (255)             --
   Other noncurrent liabilities ............................      1,279              --
                                                                -------       -----------
Net cash provided by (used in) operating activities ........     (3,931)          9,054
                                                                -------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale ......................     (3,301)             --
  Additions to property and equipment ......................     (7,070)             --
  Proceeds from sale of property held for sale .............      2,462              --
  Proceeds from sale of property and equipment .............      1,458              --
  Intercompany notes receivable (payable) ..................     12,502         (12,502)
  Acquisition of related businesses ........................         --              --
                                                                -------       -----------
Net cash provided by (used in) investing activities ........      6,051         (12,502)
                                                                -------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital lease obligations .....       (347)             --
  Principal repayments of long-term debt ...................         (5)             --
  Net proceeds from equity issue ...........................         --              --
  Other financing costs ....................................     (3,505)             --
                                                                ---------     -----------

                                                                ---------     -----------
Net cash provided by (used in) financing activities ........     (3,857)             --
                                                                ---------     -----------
Net increase (decrease) in cash ............................     (1,737)         (3,448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............      3,247           3,584
                                                                ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................    $ 1,510       $     136
                                                                =========     ===========

                                                              NON-GUARANTOR
                                                               SUBSIDIARY    ELIMINATIONS      TOTAL
                                                             -------------- -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) ........................................     $ 319         $ (9,658)     $ (8,114)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Impairment of long-lived assets .........................        --               --         3,034
   Depreciation and amortization ...........................         6               --         9,158
   Provision for deferred income taxes .....................        --               --        (1,558)
   Loss on sale of property and equipment ..................        --               --           470
   Provision for environmental expenses ....................        --               --           512
   Provision for closed stores .............................        --               --           673
   Write-off of property held for sale .....................        --               --           168
   Equity earnings of affiliates ...........................        --            9,658            --
  Changes in operating assets and liabilities, net:
   Receivables .............................................        (8)             488          (539)
   Inventories .............................................        --               --          (937)
   Prepaid expenses ........................................         2               --            20
   Other non-current assets ................................         1               --           432
   Accounts payable ........................................        --               --         2,104
   Other current liabilities and accrued expenses ..........       (27)             (96)         (639)
   Employment obligations ..................................        --               --          (255)
   Other noncurrent liabilities ............................        (1)            (392)          886
                                                                 --------      --------      --------
Net cash provided by (used in) operating activities ........       292               --         5,415
                                                                 -------       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale ......................      (799)              50        (4,050)
  Additions to property and equipment ......................       (14)              --        (7,084)
  Proceeds from sale of property held for sale .............        50              (50)        2,462
  Proceeds from sale of property and equipment .............        10               --         1,468
  Intercompany notes receivable (payable) ..................        --               --
  Acquisition of related businesses ........................        --               --            --
                                                                 -------       --------      --------
Net cash provided by (used in) investing activities ........      (753)              --        (7,204)
                                                                 -------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital lease obligations .....        --               --          (347)
  Principal repayments of long-term debt ...................       (15)              --           (20)
  Net proceeds from equity issue ...........................        --               --            --
  Other financing costs ....................................        --               --        (3,505)
                                                                 -------       --------      --------

                                                                 -------       --------      --------
Net cash provided by (used in) financing activities ........       (15)              --        (3,872)
                                                                 -------       --------      --------
Net increase (decrease) in cash ............................      (476)              --        (5,661)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............     4,168               --        10,999
                                                                -------       --------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................    $3,692        $     --      $   5,338
                                                                =======       ========      =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                              SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)


                                                         GUARANTOR   NON-GUARANTOR
                                           THE PANTRY   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                          ------------ ------------ -------------- -------------- -----------
ASSETS
Current assets:
  Cash and cash equivalents .............   $  2,247      $   279       $  821       $      --     $  3,347
  Receivables, net ......................      4,056        4,562           30          (6,547)       2,101
  Inventories ...........................     17,161           --           --              --       17,161
  Prepaid expenses ......................      1,195            6            3              --        1,204
  Property held for sale ................      3,323           --           --              --        3,323
  Deferred income taxes .................      1,142           --           --              --        1,142
                                            --------      -------       ------       ---------     --------
   Total current assets .................     29,124        4,847          854          (6,547)      28,278
                                            --------      -------       ------       ---------     --------
Investment in subsidiaries ..............     47,225           --           --         (47,225)          --
                                            --------      -------       ------       ---------     --------
Property and equipment, net .............     77,641           --          345              --       77,986
                                            --------      -------       ------       ---------     --------
Other assets:
  Goodwill, net .........................     20,318           --           --              --       20,318
  Deferred lease cost, net ..............        314           --           --              --          314
  Deferred financing cost, net ..........      4,578           --           --              --        4,578
  Environmental receivables .............      6,511           --           --              --        6,511
  Deferred income taxes .................        156           --           --              --          156
  Escrow for Lil' Champ acquisition .....         --           --        4,049              --        4,049
  Intercompany notes receivable .........         --       39,434           --         (39,434)          --
  Other .................................        534           74            1              --          609
                                            --------      -------       ------       ---------     --------
   Total other assets ...................     32,411       39,508        4,050         (39,434)      36,535
                                            --------      -------       ------       ---------     --------
Total assets ............................   $186,401      $44,355       $5,249       $ (93,206)    $142,799
                                            ========      =======       ======       =========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                              SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)




                                                                          GUARANTOR   NON-GUARANTOR
                                                            THE PANTRY   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                           ------------ ------------ -------------- -------------- ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT):
Current liabilities:
  Current maturities of long-term debt ...................  $      17      $    --       $   16       $      --     $      33
  Current maturities of capital lease obligations ........        285           --           --              --           285
  Accounts payable:
   Trade .................................................     16,032            3           --              --        16,035
   Money orders ..........................................      3,022           --           --              --         3,022
  Accrued interest .......................................      5,564           --            1            (973)        4,592
  Accrued compensation and related taxes .................      3,322           --            1              --         3,323
  Income taxes payable ...................................        313        1,560          235          (1,812)          296
  Other accrued taxes ....................................      2,194           --           --              --         2,194
  Accrued insurance ......................................      3,887           --           --              --         3,887
  Other accrued liabilities ..............................      6,382          113          122          (3,761)        2,856
                                                            ---------      -------       ------       ---------     ---------
   Total current liabilities .............................     41,018        1,676          375          (6,546)       36,523
                                                            ---------      -------       ------       ---------     ---------
Long-term debt ...........................................    100,168           --          137              --       100,305
                                                            ---------      -------       ------       ---------     ---------
Other non-current liabilities:
  Environmental expenses .................................      7,806           --           --              --         7,806
  Capital lease obligations ..............................        679           --           --              --           679
  Employment obligations .................................      1,341           --           --              --         1,341
  Accrued dividends on preferred stock ...................      7,958           --           --              --         7,958
  Intercompany note payable ..............................     39,434           --           --         (39,434)           --
  Other ..................................................      5,870          150           40              --         6,060
                                                            ---------      -------       ------       ---------     ---------
   Total other non-current liabilities ...................     63,088          150           40         (39,434)       23,844
                                                            ---------      -------       ------       ---------     ---------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock ........................................         --           --           --              --            --
  Common stock ...........................................          1           --           --              --             1
  Additional paid-in capital .............................      5,396           25        5,001          (5,026)        5,396
  Retained earnings (deficit) ............................    (23,270)      42,504         (304)        (42,200)      (23,270)
                                                            ---------      -------       ------       ---------     ---------
   Total shareholders' equity (deficit) ..................    (17,873)      42,529        4,697         (47,226)      (17,873)
                                                            ---------      -------       ------       ---------     ---------
Total liabilities and shareholders' equity (deficit) .....  $ 186,401      $44,355       $5,249       $ (93,206)    $ 142,799
                                                            =========      =======       ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)




                                                           GUARANTOR   NON-GUARANTOR
                                             THE PANTRY   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS     TOTAL
                                            ------------ ------------ -------------- -------------- -----------
Revenues:
  Merchandise sales .......................  $ 202,440     $     --       $   --       $      --     $ 202,440
  Gasoline sales ..........................    220,166           --           --              --       220,166
  Commissions .............................      4,787           --           --              --         4,787
                                             ---------     --------       ------       ---------     ---------
   Total revenues .........................    427,393           --           --              --       427,393
                                             ---------     --------       ------       ---------     ---------
Cost of sales:
  Merchandise .............................    132,846           --           --              --       132,846
  Gasoline ................................    197,268           --           --              --       197,268
                                             ---------     --------       ------       ---------     ---------
   Total cost of sales ....................    330,114           --           --              --       330,114
Gross profit ..............................     97,279           --           --              --        97,279
                                             ---------     --------       ------       ---------     ---------
Operating expenses:
  Store expenses ..........................     71,945           --         (291)        (12,726)       58,928
  Store expenses -- related parties .......      1,280           --           --              --         1,280
  General and administrative expenses .....     16,731           42           23              --        16,796
  Depreciation and amortization ...........      9,485           13            6              --         9,504
                                             ---------     --------       ------       ---------     ---------
   Total operating expenses ...............     99,441           55         (262)        (12,726)       86,508
                                             ---------     --------       ------       ---------     ---------
Income from operations ....................     (2,162)         (55)         262          12,726        10,771
                                             ---------     --------       ------       ---------     ---------
Equity in earnings of subsidiaries ........     16,605           --           --         (16,605)           --
Other income (expense):
  Interest expense ........................    (16,095)          --          (13)          3,069       (13,039)
  Miscellaneous ...........................        677       16,207          204         (15,795)        1,293
                                             ---------     --------       ------       ---------     ---------
   Total other expense ....................    (15,418)      16,207          191         (12,726)      (11,746)
                                             ---------     --------       ------       ---------     ---------
Income (loss) before income taxes .........       (975)      16,152          453         (16,605)         (975)
Income tax benefit (expense) ..............         --       (5,492)        (155)          5,647            --
                                             ---------     --------       ------       ---------     ---------
Net income (loss) .........................  $    (975)    $ 10,660       $  298       $ (10,958)    $    (975)
                                             =========     ========       ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)




                                                                           GUARANTOR   NON-GUARANTOR
                                                             THE PANTRY   SUBSIDIARY    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                            ------------ ------------ -------------- -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) .........................................  $    (975)    $10,660        $ 298        $ (10,958)    $    (975)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization ..........................      9,499          --            5               --         9,504
   Provision for deferred income taxes ....................        371          --           --               --           371
   Gain on sale of property and equipment .................     (1,054)         --           --               --        (1,054)
   Provision for environmental expenses ...................      1,574          --           --               --         1,574
   Provision for closed stores ............................        (11)         --           --               --           (11)
   Equity earnings of affiliates ..........................    (10,958)         --           --           10,958            --
 Changes in operating assets and liabilities, net:
   Receivables ............................................        129        (664)           8               --          (527)
   Inventories ............................................     (2,273)         --           --               --        (2,273)
   Prepaid expenses .......................................       (426)         (3)          --               --          (429)
   Other non-current assets ...............................     (5,378)         14            1            1,068        (4,295)
   Accounts payable .......................................        600           3           --               --           603
   Other current liabilities and accrued expenses .........      3,396         246          135             (384)        3,393
   Employment obligations .................................       (698)         --           --               --          (698)
   Other noncurrent liabilities ...........................      2,970        (131)          --             (684)        2,155
                                                             ---------     ---------      -----        ---------     ---------
Net cash provided by (used in) operating activities .......     (3,234)     10,125          447               --         7,338
                                                             ---------     ---------      -----        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ......................     (1,874)         --           (4)              50        (1,828)
 Additions to property and equipment ......................    (14,749)         --           --               --       (14,749)
 Proceeds from sale of property held for sale .............        642          --          753              (50)        1,345
 Proceeds from sale of property and equipment .............      2,315          --           --               --         2,315
 Intercompany notes receivable (payable) ..................      9,982      (9,982)          --               --            --
 Acquisition of related businesses ........................    (12,162)         --           --               --       (12,162)
                                                             ---------     ---------      -------      ---------     ---------
Net cash provided by (used in) investing activities .......    (15,846)     (9,982)         749               --       (25,079)
                                                             ---------     ---------      -------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital lease obligations .....       (303)         --           --               --          (303)
 Principal repayments of long-term debt ...................        (10)         --          (16)              --           (26)
 Proceeds from issuance of long-term debt .................        200          --           --               --           200
Net proceeds from equity issue ............................     15,953          --           --               --        15,953
 Other financing costs ....................................        (74)         --           --               --           (74)
                                                             ---------     ---------      -------      ---------     ---------
Net cash provided by (used in) financing activities .......     15,766          --          (16)              --        15,750
                                                             ---------     ---------      -------      ---------     ---------
Net increase (decrease) in cash ...........................     (3,314)        143        1,180               --        (1,991)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............      1,512         136        3,690               --         5,338
                                                             ---------     ---------     -------       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................  $  (1,802)    $   279       $4,870        $      --     $   3,347
                                                             =========     =========     =======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                       THE PANTRY, INC. AND SUBSIDIARIES


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                         YEAR ENDED SEPTEMBER 24, 1998
                            (DOLLARS IN THOUSANDS)




                                       THE PANTRY     GUARANTOR    NON-GUARANTOR
                                        (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                      ------------ -------------- -------------- -------------- ----------
ASSETS
Current assets:
 Cash and cash equivalents ..........   $ 24,031      $  6,300        $4,073       $       --    $ 34,404
 Receivables, net ...................     11,211         9,263         1,030          (11,597)      9,907
 Inventories ........................     24,933        22,876            --               --      47,809
 Income taxes receivable ............        270        (2,098)         (472)           2,788         488
 Prepaid expenses ...................      1,206         1,007             3               --       2,216
 Property held for sale .............      3,761            --            --               --       3,761
 Deferred income taxes ..............      1,262         2,726            --               --       3,988
                                        --------      --------        ------       ----------    --------
   Total current assets .............     66,674        40,074         4,634           (8,809)    102,573
                                        --------      --------        ------       ----------    --------
Investment in subsidiaries ..........     69,317            --            --          (69,317)         --
                                        --------      --------        ------       ----------    --------
Property and equipment, net .........    125,340       175,298           340               --     300,978
                                        --------      --------        ------       ----------    --------
Other assets:
 Goodwill, net ......................     72,375        47,650            --               --     120,025
 Deferred lease cost, net ...........        269            --            --               --         269
 Deferred financing cost, net .......     14,545            --            --               --      14,545
 Environmental receivables, net .....     11,566         1,621            --               --      13,187
 Intercompany notes receivable ......     19,803        49,705            --          (69,508)         --
 Other ..............................        155         3,088            --               --       3,243
                                        --------      --------        ------       ----------    --------
   Total other assets ...............    118,713       102,064            --          (69,508)    151,269
                                        --------      --------        ------       ----------    --------
Total assets ........................   $380,044      $317,436        $4,974       $ (147,634)   $554,820
                                        ========      ========        ======       ==========    ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                       THE PANTRY, INC. AND SUBSIDIARIES


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)




                                                           THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                            (ISSUER)    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS       TOTAL
                                                          ------------ -------------- -------------- ---------------- ------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ...................  $      17      $     10        $   18        $      --      $      45
 Current maturities of capital lease obligations ........        213         1,027            --               --          1,240
 Accounts payable:
   Trade ................................................     28,563        20,996            --               --         49,559
   Money orders .........................................      4,112         1,069            --               --          5,181
 Accrued interest .......................................     11,564         1,283             1           (1,136)        11,712
 Accrued compensation and related taxes .................      4,366         2,352             1               --          6,719
 Other accrued taxes ....................................      3,108         3,899            --               --          7,007
 Accrued insurance ......................................      3,188         2,557            --               --          5,745
 Other accrued liabilities ..............................     11,118        18,877           122           (5,769)        24,348
                                                           ---------      --------        ------        ---------      ---------
   Total current liabilities ............................     66,249        52,070           142           (6,905)       111,556
                                                           ---------      --------        ------        ---------      ---------
Long-term debt ..........................................    188,151       139,000           118               --        327,269
                                                           ---------      --------        ------        ---------      ---------
Other non-current liabilities:
 Environmental expenses .................................     13,487         3,650            --               --         17,137
 Deferred income taxes ..................................        (36)       22,001            --           (1,599)        20,366
 Capital lease obligations ..............................      1,534        10,595            --               --         12,129
 Employment obligations .................................        934            --            --               --            934
 Accrued dividends on preferred stock ...................      4,391            --            --               --          4,391
 Intercompany note payable ..............................     50,705        20,822            --          (71,527)
 Other ..................................................     15,325         5,737            38              634         21,734
                                                           ---------      --------        ------        ---------      ---------
   Total other non-current liabilities ..................     86,340        62,805            38          (72,492)        76,691
                                                           ---------      --------        ------        ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock ........................................         --            --            --               --             --
 Common stock ...........................................          2             1            --               (1)             2
 Additional paid-in capital .............................     68,115         6,758         5,001          (11,759)        68,115
 Shareholder loan .......................................       (215)           --            --               --           (215)
 Accumulated earnings (deficit) .........................    (28,598)       56,802          (325)         (56,477)       (28,598)
                                                           ---------      --------        ------        -----------    ---------
   Total shareholders' equity (deficit) .................     39,304        63,561         4,676          (68,237)        39,304
                                                           ---------      --------        ------        -----------    ---------
Total liabilities and shareholders equity (deficit) .....  $ 380,044      $317,436        $4,974        $(147,634)     $ 554,820
                                                           =========      ========        ======        ===========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)

                                                         THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                          (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                        ------------ -------------- -------------- -------------- -----------
Revenues:
 Merchandise sales ....................................  $ 245,402     $ 215,396        $   --       $      --     $ 460,798
 Gasoline sales .......................................    269,865       240,093            --              --       509,958
 Commissions ..........................................      6,838         7,290            --              --        14,128
                                                         ---------     ---------        ------       ---------     ---------
   Total revenues .....................................    522,105       462,779            --              --       984,884
                                                         ---------     ---------        ------       ---------     ---------
Cost of sales:
 Merchandise ..........................................    162,027       141,941            --              --       303,968
 Gasoline .............................................    238,381       209,184            --              --       447,565
                                                         ---------     ---------        ------       ---------     ---------
   Total cost of sales ................................    400,408       351,125            --              --       751,533
                                                         ---------     ---------        ------       ---------     ---------
Gross profit ..........................................    121,697       111,654            --              --       233,351
                                                         ---------     ---------        ------       ---------     ---------
Operating expenses:
 Store expenses .......................................     89,774        66,046          (240)        (15,491)      140,089
 General and administrative expenses ..................     18,398        14,341            22              --        32,761
 Merger integration costs .............................         --         1,016            --              --         1,016
 Depreciation and amortization ........................     14,003        13,633             6              --        27,642
                                                         ---------     ---------        ------       ---------     ---------
   Total operating expenses ...........................    122,175        95,036          (212)        (15,491)      201,508
                                                         ---------     ---------        ------       ---------     ---------
Income (loss) from operations .........................       (478)       16,618           212          15,491        31,843
                                                         ---------     ---------        ------       ---------     ---------
Equity in earnings of subsidiaries ....................     22,864            --            --         (22,864)           --
                                                         ---------     ---------        ------       ---------     ---------
Other income (expense):
 Interest expense .....................................    (18,241)      (14,926)          (12)          4,233       (28,946)
 Miscellaneous ........................................        528        20,943            29         (19,724)        1,776
                                                         ---------     ---------        ------       ---------     ---------
   Total other income (expense) .......................    (17,713)        6,017            17         (15,491)      (27,170)
                                                         ---------     ---------        ------       ---------     ---------
Income (loss) before income taxes and extraordinary
 loss .................................................      4,673        22,635           229         (22,864)        4,673
Income tax benefit (expense) ..........................         --        (8,337)         (250)          8,587            --
                                                         ---------     ---------        ------       ---------     ---------
Net income (loss) before extraordinary item ...........      4,673        14,298           (21)        (14,277)        4,673
Extraordinary loss ....................................     (7,998)           --            --              --        (7,998)
                                                         ---------     ---------        ------       ---------     ---------
Net income (loss) .....................................     (3,325)       14,298           (21)        (14,277)       (3,325)
                                                         =========     =========        ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 15 -- SUPPLEMENTAL GUARANTORS INFORMATION: (Continued)

                                THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)



                                                                                GUARANTOR
                                                                 THE PANTRY   SUBSIDIARIES
                                                               ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ............................................  $    (3,325)  $    14,298
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary loss ..........................................        2,006            --
 Depreciation and amortization ...............................       14,014        13,623
 Change in deferred income taxes .............................           --         1,737
 (Gain) loss on sale of property and equipment ...............           88           443
 Provision for environmental expenses ........................        5,681           500
 Provision for closed stores .................................           50            --
 Equity earnings of affiliates ...............................      (15,359)           --
Changes in operating assets and liabilities, net:
 Receivables .................................................      (10,380)       (2,165)
 Inventories .................................................          986        (5,504)
 Prepaid expenses ............................................          (11)          401
 Other noncurrent assets .....................................          379           681
 Accounts payable ............................................       13,392           503
 Other current liabilities and accrued expenses ..............       11,632        (6,497)
 Employment obligations ......................................         (407)           --
 Other noncurrent liabilities ................................        8,459        (2,483)
                                                                -----------   -----------
Net cash provided by operating activities ....................       27,206        15,537
                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .........................       (5,203)           --
 Additions to property and equipment .........................      (27,569)      (15,584)
 Proceeds from sale of property held for sale ................        4,807            --
 Proceeds from sale of property and equipment ................        2,102         5,546
 Intercompany notes receivable (payable) .....................       (8,532)       10,551
 Acquisition of related businesses, net of cash acquired .....     (102,684)     (147,908)
                                                                -----------   -----------
Net cash used in investing activities ........................     (137,079)     (147,395)
                                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...................         (303)       (1,121)
 Proceeds from issuance of capital leases ....................        1,086            --
 Principal repayments of long-term debt ......................      (51,516)          (10)
 Proceeds from issuance of long-term debt ....................      139,499       139,010
 Net proceeds from equity issue ..............................       56,935            --
 Other financing costs .......................................      (14,044)           --
                                                                -----------   -----------
Net cash provided by (used in) financing activities ..........      131,657       137,879
                                                                -----------   -----------
Net increase in cash .........................................       21,784         8,000
Cash and Cash Equivalents
 at Beginning of Year ........................................        2,247           279
                                                                -----------   -----------
Cash and Cash Equivalents
 at End of Year ..............................................  $    24,031   $     8,279
                                                                ===========   ===========



                                                                NON-GUARANTOR
                                                                 SUBSIDIARY    ELIMINATIONS      TOTAL
                                                               -------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ............................................   $    (21)      $(14,277)     $    (3,325)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary loss ..........................................         --             --            2,006
 Depreciation and amortization ...............................          5             --           27,642
 Change in deferred income taxes .............................         --             --              138
 (Gain) loss on sale of property and equipment ...............         --             --              531
 Provision for environmental expenses ........................         --             --            6,181
 Provision for closed stores .................................         --             --               50
 Equity earnings of affiliates ...............................         --         15,359               --
Changes in operating assets and liabilities, net:
 Receivables .................................................     (1,017)         3,451           (8,512)
 Inventories .................................................         --             --           (4,518)
 Prepaid expenses ............................................         --             --              390
 Other noncurrent assets .....................................      4,050              1            5,111
 Accounts payable ............................................         --             --           13,896
 Other current liabilities and accrued expenses ..............        254         (3,148)           2,241
 Employment obligations ......................................         --             --             (407)
 Other noncurrent liabilities ................................         (2)           634            6,608
                                                                 -----------    --------      -----------
Net cash provided by operating activities ....................      3,269          2,020           48,032
                                                                 ----------     --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .........................         --             --           (5,203)
 Additions to property and equipment .........................         --             --          (43,153)
 Proceeds from sale of property held for sale ................         --             --            4,807
 Proceeds from sale of property and equipment ................         --             --            7,648
 Intercompany notes receivable (payable) .....................         --         (2,019)              --
 Acquisition of related businesses, net of cash acquired .....         --                        (250,592)
                                                                 ----------                   -----------
Net cash used in investing activities ........................         --         (2,019)        (286,493)
                                                                 ----------     --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...................         --             --           (1,424)
 Proceeds from issuance of capital leases ....................         --             --            1,086
 Principal repayments of long-term debt ......................        (17)            --          (51,543)
 Proceeds from issuance of long-term debt ....................         --             (1)         278,508
 Net proceeds from equity issue ..............................         --             --           56,935
 Other financing costs .......................................         --             --          (14,044)
                                                                 ----------     ----------    -----------
Net cash provided by (used in) financing activities ..........        (17)            (1)         269,518
                                                                 ----------     -----------   -----------
Net increase in cash .........................................      3,252             --           33,036
Cash and Cash Equivalents
 at Beginning of Year ........................................        821             --            3,347
                                                                 ----------     ----------    -----------
Cash and Cash Equivalents
 at End of Year ..............................................   $  4,073       $     --      $    36,383
                                                                 ==========     ==========    ===========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 16 -- SUBSEQUENT EVENTS:
     In two separate transactions, subsequent to fiscal year end, the Company acquired 32 stores located in North and South Carolina. These transactions were primarily funded from borrowings under the Company's Acquisition Facility and cash on hand. In addition, subsequent to fiscal year end the Company signed a purchase agreement to acquire approximately 125 convenience stores in its existing market. There can be no assurances that this transaction will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 15, 1998:



NAME                        AGE  POSITION WITH THE COMPANY
-------------------------- ----- --------------------------------------------------
  Peter J. Sodini           57   President, Chief Executive Officer and Director
  Dennis R. Crook           55   Senior Vice President, Administration and
                                 Gasoline Marketing
  William T. Flyg           56   Senior Vice President and Chief Financial Officer
  Douglas M. Sweeney        59   Senior Vice President, Operations
  Daniel J. McCormack       55   Vice President, Marketing
  William M. Wardlaw        51   Director
  Charles P. Rullman        50   Director
  Todd W. Halloran          36   Director
  Jon D. Ralph              34   Director
  Christopher C. Behrens    37   Director

     PETER J. SODINI, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, joined The Pantry in February 1996 as Chief Operating Officer and was named President and Chief Executive Officer in June 1996. Mr. Sodini has served as a director of the Company since November 1995. Mr. Sodini is a director of Buttrey Food and Drug Stores Company and Pamida Holding Corporation. From December 1991 to November 1995, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. ("Purity"). Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc.

     DENNIS R. CROOK, SENIOR VICE PRESIDENT, ADMINISTRATION AND GASOLINE MARKETING, joined The Pantry in March 1996. From December 1987 to November 1995, Mr. Crook was Senior Vice President, Human Resources and Labor Relations of Purity.

     WILLIAM T. FLYG, SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Mr. Flyg joined The Pantry in January 1997. He was employed by Purity as Chief Financial Officer from January 1992 until the Company was sold in November 1995, at which time he continued as an employee of Purity until December 1996.

     DOUGLAS M. SWEENEY, SENIOR VICE PRESIDENT, OPERATIONS, joined The Pantry in March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity.

     DANIEL J. MCCORMACK, VICE PRESIDENT, MARKETING, joined The Pantry in March 1996. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity.

     WILLIAM M. WARDLAW, DIRECTOR, has been a director of the Company since August 1998. Mr. Wardlaw joined Freeman Spogli in 1988 and became a General Partner in 1991. From 1984 to 1988, Mr. Wardlaw was Managing Partner in the Los Angeles law firm of Riordan & McKinzie. Prior to 1984, he served as a partner in the law firm of O'Melveny & Myers. Mr. Wardlaw received his bachelor's degree with highest honors from Whittier College in 1968 and earned a juris doctor degree in 1972 from the University of California, Los Angeles.

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

     TODD W. HALLORAN, DIRECTOR, has been a director of the Company since November 1995. Mr. Halloran joined FS&Co. in 1995. From 1994 to 1995 and from 1990 to 1994, Mr. Halloran was a Vice President and Associate at Goldman, Sachs & Co., respectively, where he worked in the Principal Investment Area and the Mergers and Acquisition Department.

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


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the fiscal 1996, fiscal 1997 and fiscal 1998 compensation for services in all capacities of the Company's Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year (collectively, the "Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION
                                                  ------------------------------------------
                                                                                               SECURITIES
                                                                             OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          FISCAL YEAR     SALARY      BONUS     COMPENSATION (A)   OPTIONS/SARS   COMPENSATION (B)
----------------------------------- ------------- ----------- ----------- ------------------ -------------- -----------------
Peter J. Sodini                         1998       $475,000    $250,000         $15,257           5,221           $2,500
  President and Chief                   1997        305,218     150,000           5,908              --            2,500
  Executive Officer (c)                 1996        124,086      50,000           3,392              --               --
Dennis R. Crook                         1998        175,000      87,000           6,129           1,178            4,253
  Senior Vice President,                1997        151,832      70,000           1,025              --            2,019
  Administrative and Gasoline (d)       1996         82,933      20,000          41,250              --               --
William T. Flyg                         1998        175,000      75,000           4,578           1,128               --
  Senior Vice President,                1997        109,615      54,000           3,076              --               --
  Finance and Chief Financial
  Officer (e)
Douglas Sweeney                         1998        180,000      90,000           8,082           1,178            4,651
  Senior Vice President,                1997        149,983      72,000           2,593              --            2,014
  Operations (f)                        1996         91,334      20,000           1,352              --               --
Daniel J. McCormack                     1998        110,000      60,000           8,949           1,178            2,645
  Vice President, Marketing (g)         1997         95,488      45,000           4,269              --            1,279
                                        1996         45,334      15,000           5,934              --               --

---------
(a) Consists primarily of executive medical, moving and relocation reimbursements.
(b) Consists of matching contributions to the Company's 401(k) Savings Plan. See "Benefit Plan" below.
(c) Mr. Sodini was appointed Chief Operating Officer in February 1996 and appointed President and Chief Executive Officer of the Company in June 1996.
(d) Dennis R. Crook was appointed Senior Vice President, Administration and Gasoline Marketing in March 1996.
(e) William T. Flyg was appointed Senior Vice President, Finance and Chief Financial Officer of the Company in January 1997 and, accordingly, only fiscal 1997 and fiscal 1998 information is provided.
(f) Douglas M. Sweeney was appointed Senior Vice President, Operations in March 1996.
(g) Daniel J. McCormack was appointed Vice President, Marketing in September 30, 1996.

     The following table sets forth information with respect to stock options granted to the Company's Chief Executive Officer and four other most highly compensated executives during the year ended September 24, 1998:


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)



                                                       % OF TOTAL
                                         NUMBER OF       OPTIONS
                                        SECURITIES       GRANTED
                                        UNDERLYING    TO EMPLOYEES    EXERCISE
                                       OPTIONS/SARS     IN FISCAL    PRICE PER   EXPIRATION
NAME                                      GRANTED         YEAR         SHARE        DATE
------------------------------------- -------------- -------------- ----------- -----------
  Peter J. Sodini                         4,061 (a)        35.9         $450     01/01/08
    President and Chief                   1,160 (b)        10.3          575     08/25/08
    Executive Officer
  Dennis R. Crook                           928 (a)         8.2          450     01/01/08
    Senior Vice President,                  250 (b)         2.2          575     08/25/08
    Administrative and Gasoline
  William T. Flyg                           928 (a)         8.2          450     01/01/08
    Senior Vice President,                  200 (b)         1.8          575     08/25/08
    Finance & Chief Financial Officer
  Douglas Sweeney                           928 (a)         8.2          450     01/01/08
    Senior Vice President, Operations       250 (b)         2.2          575     08/25/08
  Daniel J. McCormack                       928 (a)         8.2          450     01/01/08
    Vice President, Marketing               250 (b)         2.2          575     08/25/08

---------
(a) This option vests and becomes exercisable in three equal, annual installments beginning on the first anniversary of the date of grant and expires to the extent not exercised by January 1, 2008.

(b) This option vests and becomes exercisable in three equal, annual installments beginning on the first anniversary of the date of grant and expires to the extent not exercised by August 25, 2008.


EXECUTIVE EMPLOYMENT CONTRACTS

     On June 3, 1996, the Company entered into an employment agreement with Mr. Crook. This agreement contains customary employment terms and provides for an annual base salary of $150,000, subject to annual adjustment by the Board of Directors and participation in any benefit or bonus programs instituted by the Company. The agreement terminates on March 31, 1998, subject to automatic one-year extensions which continue annually so long as neither the Company nor Mr. Crook gives notice of termination. Pursuant to the terms of the agreement, if Mr. Crook is terminated by the Company prior to a "change of control" (as defined) without cause, Mr. Crook shall be entitled to severance pay for the longer of the balance of the term or one year from the termination date, subject to certain limitations. If Mr. Crook is terminated by the Company following a change of control without cause or Mr. Crook terminates his employment for "good reason" (as defined), Mr. Crook shall be entitled to severance pay (including regular benefits) for a period of two years from the termination date, subject to certain limitations. This agreement contains covenants prohibiting Mr. Crook, for so long as he is employed by or receiving severance benefits from the Company, from competing with the Company or soliciting employment from employees of the Company.

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


BENEFIT PLAN

     The Company sponsors a 401(k) employee retirement savings plan with Fidelity Investments for eligible employees. Employees must be at least nineteen years of age and have one year of service working at least 1,000 hours to be eligible to participate in the 401(k) plan. Employees may contribute up to 15% of their annual compensation and contributions are matched by the Company on the basis of 50% of the first 5% contributed. Matching contribution expense was $330,000, $305,000 and $396,000 for fiscal years 1996, 1997, and
1998 respectively.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company determines the compensation of Executive Officers. During fiscal 1997, Mr. Sodini participated in Board of Director deliberations regarding the compensation of the Company's Executive Officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of December 21, 1998, with respect to the beneficial ownership of Common Stock by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the executive officers named in the Summary Compensation Table, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group.



                                                             SHARES OF
 NAME AND ADDRESS                                          COMMON STOCK      PERCENTAGE OF
                  OF BENEFICIAL OWNER                   BENEFICIALLY OWNED       CLASS
------------------------------------------------------ -------------------- --------------
          Freeman Spogli & Co. Incorporated (1)              229,324              82.3%
            William M. Wardlaw (1)                                --                --
            Charles P. Rullman (1)                                --                --
            Jon D. Ralph (2)                                      --                --
            Todd W. Halloran (2)                                  --                --

          Chase Manhattan Capital, L.P. (3)                   32,743              11.7%
            Christopher C. Behrens (3) (4)                     5,263               1.9%

          Peter J. Sodini (5)                                  1,237                 *
          Dennis R. Crook                                         87                 *
          William T. Flyg                                         --                --
          Douglas Sweeney                                        174                 *
          Daniel J. McCormack                                     87                 *

          All directors and executive officers as a group
            (13 individuals)                                   1,969                 *

---------
* Less than 1.0%.
(1) Includes 46,000 shares issuable on the exercise of currently exercisable warrants. 141,441 shares, 36,190 and 5,693 shares of Common Stock are held of record, by FSEP III, FSEP IV and FSEP International, respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. Messrs. Spogli and Rullman and Bradford M. Freeman, William M. Wardlaw, J. Frederick Simmons and John M. Roth are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP III and FSEP International. The business address of Freeman Spogli & Co. Incorporated, FSEP III, FS Capital, FSHI and its sole directors, officers and shareholders is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025 and the business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(2) Each of Messrs. Ralph and Halloran is an employee of an affiliate of Freeman Spogli & Co. Incorporated.
(3) 21,053 and 11,690 shares of Common Stock are held of record, by Chase Manhattan Capital, and CB Capital Investors, L.P., respectively. The business address of Chase Manhattan Capital, L.P. is 380 Madison Avenue, 12th Floor, New York, New York 10017. Mr. Behrens is a principal at Chase Capital Partners, an affiliate of CMC.
(4) Mr. Behrens is a general partner of Baseball Partners, a New York general partnership, that is the beneficial owner of 5,263 shares of Common Stock. Mr. Behrens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CAPITAL AND OTHER TRANSACTIONS

     In October 1997, the FS Group, Chase and Peter J. Sodini purchased an aggregate of $32.4 million of the common stock of the Company in connection with the Lil' Champ Acquisition, thereby changing the FS group's aggregate ownership interest to approximately 83.2% on a fully diluted basis. Mr. Sodini purchased 889 shares of the common stock of the Company for an aggregate purchase price of $400,500, payable $185,500 in cash and $215,000 in the form of a secured promissory note in favor of the Company. The FS Group and Chase together invested $92.8 million in the aggregate, $54.8 million of which has been invested in new equity securities of the Company.

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

     On July 2, 1998 in connection with the acquisition of certain of the assets of Quick Stop and the acquisition of certain of the assets of Stallings, FS Group, Chase and a member of management purchased an aggregate of 43,478 shares of Common Stock, par value $0.01 per share, for an aggregate purchase price of $25.0 million. As of September 24, 1998, the FS Group and Chase and its affiliates owned approximately 78.8% and 14.1% of the Company's Common Stock, respectively. Certain of the Company's directors and executive management own the remaining 7.1%. In connection with the FS Group's previous investments in the Company, the Company has paid transaction fees in the amount of $3.0 million to the FS Group.

     In August 1998, the Company adopted the 1998 Stock Subscription Plan, pursuant to which certain employees, including directors and executive officers of the Company, were given the opportunity to purchase up to an aggregate of 3,100 shares of Common Stock of the Company at fair market value. The purchase price for the Common Stock purchased under the Company's 1998 Stock Subscription Plan is payable in cash and/or the delivery to the Company of a secured promissory note (at a rate of interest equal to prime). As of September 24, 1998, no issuances had been made under the Company's 1998 Stock Subscription Plan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits -- The following documents are filed as part of this Form 10-K.

     (1) Consolidated Financial Statements -- See index on page 22.

     (2) Financial Statement Schedules -- See index on page 22.



        EXHIBIT NO.                                        DESCRIPTION OF DOCUMENT
(3)     -------------------   --------------------------------------------------------------------------------
            1.1 (1)           Purchase Agreement dated October 17, 1997 among The Pantry, Inc. ("The
                              Pantry" or the "Company") and First Union Capital Markets Corp.
            2.1 (1)           Stock Purchase Agreement dated August 26, 1997 by and between PH Holding
                              Corporation ("PH Holding") and Docks U.S.A., Inc.
            2.2 (1)           Assignment and Assumption Agreement dated October 23, 1997 between PH
                              Holding and The Pantry.
            2.3 (2)           Asset Purchase Agreement dated June 5, 1998 between Quick Stop Food Mart,
                              Inc. and the Company.
            2.4 (3)           Asset Purchase Agreement dated July 6, 1998 between Stallings Oil Company and the Company.
            2.5 (4)           Asset Purchase Agreement dated September 28, 1998, as amended on
                              November 5, 1998, by and among Express Stop, Inc., Bryan Oil Company, Inc.,
                              Market Express of Shallotte, Inc., Lennon Oil Company and the Company.
            3.1 (1)           Restated Certificate of Incorporation of The Pantry, as amended to date.
            3.2 (5)           Bylaws of The Pantry, as amended to date.
            4.1 (6)           Indenture, including the form of 12% Senior Note due 2000, dated November 4,
                              1993 between The Pantry and IBJ Schroder Bank and Trust Company ("IBJ
                              Schroder").
            4.2 (5)           Supplemental Indenture dated December 4, 1995 between The Pantry and IBJ
                              Schroder.
            4.3 (1)           Second Supplemental Indenture dated October 23, 1997 among The Pantry,
                              Sandhills and IBJ Schroder.
            4.4 (1)           Third Supplemental Indenture dated October 23, 1997 between The Pantry, Lil'
                              Champ and IBJ Schroder.
            4.5 (1)           Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil' Champ
                              (together with Sandhills, the "Guarantors") and United States Trust Company of
                              New York, as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due
                              2007 (including the form of 10 1/4% Senior Subordinated Note due 2007).
            4.6 (1)           Registration Rights Agreement dated as of October 23, 1997 among The Pantry, the Guarantors, CIBC Wood Gundy Securities Corp. and First Union Capital
                              Markets Corp.
            4.7 (1)           Amended and Restated Registration Rights Agreement dated October 23, 1997 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"), FS Equity Partners
                              International, L.P. ("FSEP International"), Peter J. Sodini, Chase Manhattan
                              Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.
            4.8 (1)           Amended and Restated Stockholders' Agreement dated October 23, 1997 among
                              The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., CB
                              Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
          10.1 (7)(9)         The Pantry, Inc. 1998 Stock Option Plan adopted January 1, 1998
          10.2 (8)            Settlement Agreement dated July 16, 1996 among MVP, MF#6, W. Clay Hamner,
                              Wayne M. Rogers, FSEP III, FSEP International, Chase Manhattan Capital
                              Corporation and The Pantry.
          10.3 (1)            Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III,
                              FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.
          10.4 (1)            Contribution to Capital Agreement dated October 23, 1997 among The Pantry,
                              FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball
                              Partners.
          10.5 (1)            Stock Pledge Agreement dated October 23, 1997 between Peter J. Sodini and
                              The Pantry.

        EXHIBIT NO.                                        DESCRIPTION OF DOCUMENT
(3)     -------------------   ---------------------------------------------------------------------------------
            10.6 (1)          Secured Promissory Note dated October 23, 1997 between Peter J. Sodini and
                              The Pantry.
           10.7 (1)(9)        Employment Agreement dated June 3, 1996 between Dennis R. Crook and The
                              Pantry.
           10.8 (1)           Credit Agreement dated as of October 23, 1997 among The Pantry, the financial institutions listed therein (collectively, "Lenders"), First Union National Bank
                              ("First Union"), as administrative agent, and Canadian Imperial Bank of
                              Commerce ("CIBC"), as syndication agent for Lenders.
           10.9 (1)           Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
           10.10(1)           Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
           10.11(1)           Company Trademark Security Agreement dated as of October 23, 1997 between
                              The Pantry and First Union, as administrative agent.
           10.12(1)           Collateral Account Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
           10.13(1)(9)        Employment Agreement dated October 1, 1997 between Peter J. Sodini and The
                              Pantry.
           10.14(1)           Form of Amended and Restated Deed of Trust, Security Agreement, Assignment
                              of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.
           10.15(1)           Form of Amended and Restated Mortgage, Security Agreement, Assignment of
                              Rents and Leases and Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.
           10.16(1)           Form of Amended and Restated Deed of Trust, Security Agreement, Assignment
                              of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.
           10.17(1)           Form of Amended and Restated Mortgage, Security Agreement, Assignment of
                              Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and
                              First Union, as Agent.
           10.18(1)           Form of Amended and Restated Mortgage, Security Agreement, Assignment of
                              Rents and Leases and Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as Agent.
           10.19(1)           Form of Mortgage, Security Agreement, Assignment of Rents and Leases and
                              Fixture Filing (Florida) dated October 23, 1997 between Lil' Champ and First
                              Union, as Agent.
           10.20(1)           Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents
                              (Georgia) dated October 23, 1997 between Lil' Champ and First Union, as
                              Agent.
           10.21(1)           Form of Subsidiary Guaranty.
           10.22(1)           Form of Subsidiary Security Agreement.
           10.23(1)           Form of Subsidiary Pledge Agreement.
           10.24(1)           Form of Subsidiary Trademark Security Agreement.
           10.25              The Pantry Inc. 1998 Stock Subscription Plan
           12.1               Statement re Computation of Earnings to Fixed Charges Ratio.
           21.1               Subsidiaries of The Pantry.
           23.1               Independent Auditors' Consent
           27.1               Financial Data Schedule.

---------
 (1) Incorporated by reference to the exhibit designated by the same number in the Company's Registration Statement on Form S-4 (Registration No. 333-42811).

 (2) Incorporated by reference to the exhibit designated by exhibit number 2.1 in the Company's Current Report on Form 8-K dated July 17, 1998.

 (3) Incorporated by reference to the exhibit designated by exhibit number 2.3 in the Company's Current Report on Form 8-K dated July 17, 1998.

 (4) Incorporated by reference to the exhibit designated by exhibit number 2.1 in the Company's Current Report on Form 8-K dated November 6, 1998.

 (5) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the year ended September 28, 1995.

 (6) Incorporated by reference to the exhibit designated by same number in the Company's Registration Statement on Form S-1 (Registration No. 33-72574).

 (7) Incorporated by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.

 (8) Incorporated by reference to the exhibit designated by exhibit number 10.1 in the Company's Current Report on Form 8-K dated August 30, 1996.

 (9) Represents a management contract or compensation plan arrangement.

(b) Reports on Form 8-K

   (1) On July 17, 1998, the Company filed a Current Report on Form 8-K announcing its acquisition of certain assets of Quick Stop Food Mart, Inc. and Stallings Oil Company on July 2, 1998 and July 16, 1998, respectively. On August 7, 1998, the Company filed a Current Report on Form 8-K/A which provided the financial statements for the acquisitions.

   (2) On November 6, 1998, the Company filed a Current Report on Form 8-K announcing its acquisition of certain assets of each of Express Stop, Inc., Bryan Oil Company, Inc., Market Express of Shallote, Inc. and Lennon Oil Company on November 5, 1998.

(c) See (a)(3) above.

(d) See (a)(2) above.

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

                                     Date: December 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        SIGNATURE                                    TITLE                          DATE
-----------------------------------  -------------------------------------     -----------------
 /s/  PETER J. SODINI                President, Chief Executive Officer        December 23, 1998
 ----------------------------------  and Director (Principal Executive
 PETER J. SODINI                       Officer)

 /s/ WILLIAM T. FLYG                 Senior Vice President and Chief           December 23, 1998
 ----------------------------------  Financial Officer
 WILLIAM T. FLYG                       (Principal Financial Officer)

  /s/ JOSEPH J. DUNCAN               Vice President and Corporate Controller   December 23, 1998
 ----------------------------------  (Principal Accounting Officer)
 JOSEPH J. DUNCAN

                                     Director                                  December 23, 1998
 ----------------------------------
 WILLIAM M. WARDLAW

                          .          Director                                  December 23, 1998
 ----------------------------------
 CHARLES P. RULLMAN

 /s/ JON D. RALPH                    Director                                  December 23, 1998
 ----------------------------------
 JON D. RALPH

 /s/ TODD W. HALLORAN                Director                                  December 23, 1998
 ----------------------------------
 TODD W. HALLORAN

 /s/ CHRISTOPHER C. BEHRENS          Director                                  December 23, 1998
 ----------------------------------
 CHRISTOPHER C. BEHRENS

                                 EXHIBIT INDEX

 EXHIBIT NO.    DESCRIPTION OF DOCUMENT
-------------   ---------------------------------------------------
  10.25         The Pantry Inc. 1998 Stock Subscription Plan
  12.1          Computation of Ratio of Earnings to Fixed Charges.
  21.1          Subsidiaries of the Company.
  23.1          Independent Auditors' Consent
  27.1          Financial Data Schedule.

                                THE PANTRY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                             (DOLLARS IN THOUSANDS)



                                                             ADDITIONS                 DEDUCTIONS
                                               BALANCE AT   CHARGED TO    ADDITIONS       FOR       BALANCE AT
                                                BEGINNING    COSTS AND   CHARGED TO   PAYMENTS OR      END
                                                OF PERIOD    EXPENSES     GOODWILL     WRITE-OFFS   OF PERIOD
                                              ------------ ------------ ------------ ------------- -----------
Year ended September 26, 1996:
 Allowance for doubtful accounts ............    $   251      $  (46)          --       $  (55)      $   150
 Reserve for environmental issues ...........      5,720         617           --         (105)        6,232
 Reserve for closed stores ..................        463         707           --         (210)          960
 Deferred tax asset valuation allowance .....        573       1,209           --           --         1,782
                                                 -------      ------           --       ------       -------
                                                 $ 7,007      $2,487           --       $ (370)      $ 9,124
                                                 =======      ======           ==       ======       =======
Year ended September 25, 1997:
 Allowance for doubtful accounts ............    $   150      $   --           --       $   --       $   150
 Reserve for environmental issues ...........      6,232       1,574           --           --         7,806
 Reserve for closed stores ..................        960          --           --          (10)          950
 Deferred tax asset valuation allowance .....      1,782         (96)          --           --         1,686
                                                 -------      ------           --       ------       -------
                                                 $ 9,124      $1,478           --       $  (10)      $10,592
                                                 =======      ======           ==       ======       =======
Year ended September 24, 1998:
 Allowance for doubtful accounts ............    $   150      $  130           --       $   --       $   280
 Reserve for environmental issues ...........      7,806       6,181        3,150           --        17,137
 Reserve for closed stores ..................        950          50          603           --         1,603
 Deferred tax asset valuation allowance .....      1,686         750           --           --         2,436
                                                 -------      ------        -----       ------       -------
                                                 $10,592      $7,111       $3,753       $   --       $21,456
                                                 =======      ======       ======       ======       =======