Form 10-Q
period 1998-12-24
PANTRY INC
filed 1999-02-08
CIK 915862

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



               FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 1998



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

 COMMON STOCK, $0.01 PAR VALUE              232,683 SHARES
  (Class)                         (Outstanding at January 27, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.



                                   FORM 10-Q


                               DECEMBER 24, 1998


                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION
   ITEM 1. Financial Statements
        Consolidated Balance Sheets ......................................................     2
        Consolidated Statements of Operations ............................................     4
        Consolidated Statements of Cash Flows ............................................     5
        Notes to Consolidated Financial Statements. ......................................     6
   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of         21
           Operations
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ....................    27
PART II -- OTHER INFORMATION
   ITEM 2. Changes in Securities and Use of Proceeds .....................................    29
   ITEM 6. Exhibits and Reports on Form 8-K. .............................................    29

                       PART I -- FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.
                               THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                            (DOLLARS IN THOUSANDS)



                                           SEPTEMBER 24,   DECEMBER 24,
                                                1998           1998
                                          --------------- -------------
                                             (AUDITED)     (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents ..............     $ 34,404       $ 15,069
 Receivables ............................        9,907         13,393
 Inventories, net .......................       47,809         53,546
 Income tax receivable ..................          488             --
 Prepaid expenses .......................        2,216          1,338
 Property held for sale .................        3,761          2,971
 Deferred income taxes ..................        3,988          3,521
                                              --------       --------
   Total current assets .................      102,573         89,838
                                              --------       --------
Property and equipment, net .............      300,978        328,037
                                              --------       --------
Other assets:
 Goodwill, net ..........................      120,025        119,534
 Deferred lease cost, net ...............          269            258
 Deferred financing cost, net ...........       14,545         14,025
 Environmental receivables, net .........       13,187         12,783
 Other noncurrent assets ................        3,243          4,085
                                              --------       --------
   Total other assets ...................      151,269        150,685
                                              --------       --------
                                              $554,820       $568,560
                                              ========       ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS


                            (DOLLARS IN THOUSANDS)



                                                                  SEPTEMBER 24,   DECEMBER 24,
                                                                       1998           1998
                                                                 --------------- -------------
                                                                    (AUDITED)     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt ..........................    $      45      $      39
 Current maturities of capital lease obligations ...............        1,240          1,240
 Short-term debt ...............................................           --          2,000
 Accounts payable:
   Trade .......................................................       49,559         50,221
   Money orders ................................................        5,181          5,099
 Accrued interest ..............................................       11,712          5,529
 Accrued compensation and related taxes ........................        6,719          6,031
 Income taxes payable ..........................................           --            104
 Other accrued taxes ...........................................        7,007          4,108
 Accrued insurance .............................................        5,745          6,097
 Other accrued liabilities .....................................       24,348         27,490
                                                                    ---------      ---------
   Total current liabilities ...................................      111,556        107,958
                                                                    ---------      ---------
Long-term debt .................................................      327,269        343,260
                                                                    ---------      ---------
Other noncurrent liabilities:
 Environmental reserves ........................................       17,137         17,291
 Deferred income taxes .........................................       20,366         19,927
 Capital lease obligations .....................................       12,129         11,806
 Employment obligations ........................................          934            842
 Accrued dividends on preferred stock ..........................        4,391          5,103
 Other noncurrent liabilities ..................................       21,734         21,628
                                                                    ---------      ---------
   Total other noncurrent liabilities ..........................       76,691         76,597
                                                                    ---------      ---------
Commitments and contingencies (Notes 4 and 5) ..................           --             --
Shareholders' equity:
 Preferred stock, $.01 par value, 150,000 shares authorized;
   17,500 issued and outstanding ...............................           --             --
 Common stock, $.01 par value, 300,000 shares authorized;
   229,507 issued and outstanding at September 24, 1998 and
   232,701 issued and outstanding at December 24, 1998 .........            2              2
 Additional paid in capital ....................................       68,115         69,925
 Shareholder loans .............................................         (215)          (937)
 Accumulated deficit ...........................................      (28,598)       (28,245)
                                                                    ---------      ---------
   Total shareholders' equity ..................................       39,304         40,745
                                                                    ---------      ---------
                                                                    $ 554,820      $ 568,560
                                                                    =========      =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                           DECEMBER 25,   DECEMBER 24,
                                                               1997           1998
                                                          -------------- -------------
                                                            (13 WEEKS)     (13 WEEKS)
Revenues:
 Merchandise sales ......................................    $ 89,360      $139,390
 Gasoline sales .........................................     103,022       171,789
 Commissions ............................................       2,789         4,428
                                                             --------      --------
   Total revenues .......................................     195,171       315,607
                                                             --------      --------
Cost of sales:
 Merchandise ............................................      58,897        94,453
 Gasoline ...............................................      90,909       148,774
                                                             --------      --------
   Total cost of sales ..................................     149,806       243,227
                                                             --------      --------
Gross profit ............................................      45,365        72,380
                                                             --------      --------
Operating expenses:
 Store expenses .........................................      28,165        43,729
 General and administrative expenses ....................       7,172         9,968
 Depreciation and amortization ..........................       5,151         8,190
                                                             --------      --------
   Total operating expenses .............................      40,488        61,887
                                                             --------      --------
Income from operations ..................................       4,877        10,493
                                                             --------      --------
Other income (expense):
 Interest expense .......................................      (5,817)       (8,912)
 Miscellaneous income (expense) .........................         439          (184)
                                                             --------      --------
   Total other expense ..................................      (5,378)       (9,096)
                                                             --------      --------
Income (loss) before income taxes and extraordinary item         (501)        1,397
Income tax benefit (expense) ............................         412          (332)
                                                             --------      --------
Income (loss) before extraordinary loss .................         (89)        1,065
Extraordinary loss, net of taxes ........................      (6,800)           --
                                                             --------      --------
Net income (loss) .......................................    $ (6,889)     $  1,065
                                                             ========      ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                       THREE MONTHS ENDED
                                                                                  ----------------------------
                                                                                   DECEMBER 25,   DECEMBER 24,
                                                                                       1997           1998
                                                                                  -------------- -------------
                                                                                    (13 WEEKS)     (13 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..............................................................   $   (6,889)    $   1,065
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Extraordinary loss ...........................................................        2,006            --
   Depreciation and amortization ................................................        5,151         8,190
   Change in deferred income taxes ..............................................       (1,851)           --
   (Gain) loss on sale of property and equipment ................................         (268)          260
   Reserves for environmental issues ............................................           27           154
Changes in operating assets and liabilities, net:
 Receivables ....................................................................       (1,227)       (2,566)
 Inventories ....................................................................         (951)       (4,677)
 Prepaid expenses ...............................................................          614           878
 Other noncurrent assets ........................................................        3,574            36
 Accounts payable ...............................................................         (335)         (480)
 Other current liabilities and accrued expenses .................................       (2,614)       (6,172)
 Employment obligations .........................................................          (92)          (92)
 Other noncurrent liabilities ...................................................        1,927          (106)
                                                                                    ----------     ---------
Net cash used in operating activities ...........................................         (928)       (3,510)
                                                                                    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ............................................           --           (42)
 Additions to property and equipment ............................................       (5,932)       (9,540)
 Proceeds from sale of property held for sale ...................................        2,025           524
 Proceeds from sale of property and equipment ...................................          409            91
 Acquisitions of related businesses, net of cash acquired of (1997 - $10,487;
   1998 - $70) ..................................................................     (135,605)      (25,541)
                                                                                    ----------     ---------
Net cash used in investing activities ...........................................     (139,103)      (34,508)
                                                                                    ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ......................................         (246)         (323)
 Principal repayments of long-term debt .........................................      (51,004)          (15)
 Proceeds from issuance of long-term debt .......................................      200,023        16,000
 Proceeds from issuance of short-term debt ......................................           --         2,000
 Net proceeds from equity .......................................................       32,151         1,088
 Other financing costs ..........................................................      (12,418)          (67)
                                                                                    ----------     ---------
Net cash provided by financing activities .......................................      168,506        18,683
                                                                                    ----------     ---------
NET INCREASE (DECREASE) IN CASH .................................................       28,475       (19,335)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................................        3,347        34,404
                                                                                    ----------     ---------
CASH AND CASH EQUIVALENTS, END OF QUARTER .......................................   $   31,822     $  15,069
                                                                                    ==========     =========
CASH PAID (REFUNDED) DURING THE PERIOD:
 Interest .......................................................................   $    6,165     $  15,095
                                                                                    ==========     =========
 Taxes ..........................................................................   $     (116)    $     285
                                                                                    ==========     =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS


     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ Food Stores, Inc. ("Lil' Champ"), Sandhills, Inc., and PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. See "Note 7 -- Supplemental Guarantor Information."

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 24, 1998 and for the three months ended December 24, 1998 and December 25, 1997 are unaudited. References herein to the "Company" shall include all subsidiaries including Lil' Champ. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

     It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1998 (the "Company's 10- K"), the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, the Company's Current Report on Form 8-K dated November 6, 1998, and the Company's Current Report on Form 8-K dated February 8, 1999.

     The results of operations for the three months ended December 24, 1998 and December 25, 1997 are not necessarily indicative of results to be expected for the full fiscal year. The results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 25, 1997. These acquisitions have been accounted for under the purchase method (see "Note 2 -- Businesses Acquisitions" and "Note 8 -- Subsequent Events"). Furthermore, the convenience store industry in the Company's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, the Company has achieved higher revenues and earnings in its third and fourth quarters.


     THE COMPANY

     The Pantry, Inc. is privately held and, as of December 24, 1998, operated approximately 973 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Kentucky, Indiana and Virginia. The Company's stores offer a broad selection of products and services designed to appeal to the convenience needs of its customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Florida, Kentucky, Virginia and Indiana stores, the Company also sells lottery products. Self-service gasoline is sold at 890 locations, 657 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Citgo, Exxon, Fina, Shell, and Texaco. During the last three fiscal years, merchandise revenues (including commissions from services) and gasoline revenues have averaged approximately 48.6% and 51.4% of total revenues, respectively.


     RECENT DEVELOPMENTS

     During the quarter ended December 24, 1998 (the "first fiscal quarter 1999") in two separate transactions, the Company acquired certain operating assets including 32 convenience stores located in North Carolina and South Carolina. These transactions were funded from borrowings under the Company's Credit Facility (the "Credit Facility") and cash on hand.

     Subsequent to December 24, 1998, the Company acquired 100% of the outstanding capital stock of Miller Enterprises, Inc. ("Miller Enterprises") and certain other real estate assets of certain affiliates of Miller Enterprises. Miller Enterprises operates 121 convenience stores located in central Florida and operated under the name "Handy Way." This transaction was primarily funded from borrowings under the Company's Amended Credit Facility, as defined herein. See "Note 8 -- Subsequent Events."

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 2 -- BUSINESS ACQUISITIONS:
     During the first fiscal quarter 1999, the Company acquired the businesses described below, which are accounted for by the purchase method of accounting:

     o The October 22, 1998 acquisition of the operating assets of 10 convenience stores in eastern North Carolina which was financed primarily from cash on hand.

     o The November 5, 1998 acquisition of the operating assets of 22 convenience stores in North Carolina and South Carolina which was financed with proceeds from the Credit Facility and cash on hand.

     During fiscal 1998, the Company acquired and disposed of the businesses described below. These acquisitions were accounted for by the purchase method of accounting:

     o The October 23, 1997 acquisition of all of the common stock of Lil' Champ. Lil' Champ's 433 (see the September transactions discussed below) stores are located primarily in northern Florida. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ acquisition were financed with the proceeds from the offering of $200.0 million, 10 1/4% Senior Subordinated Notes due 2007, cash on hand and the purchase by existing stockholders and management of the Company of an additional $32.4 million of the Company's capital stock.

     o The March 19, 1998 acquisition of the operating assets of 23 convenience stores in eastern North Carolina which was financed with proceeds from the Acquisition Facility and cash on hand.

     o The May 1998 acquisitions, in three separate transactions, of 12 convenience stores in the Gainesville, Florida area which were financed with proceeds from the Acquisition Facility and cash on hand.

     o The July 2, 1998 acquisition of certain assets of Quick Stop Food Mart, Inc. ("Quick Stop") including, but not limited to, 75 convenience stores located throughout North Carolina and South Carolina.

     o The July 16, 1998 acquisition of certain assets of Stallings Oil Company, Inc. ("Stallings") including, but not limited to, 41 convenience stores located throughout North Carolina and Virginia. The Stallings and Quick Stop acquisitions were financed by proceeds of $50.0 million from the Acquisition Facility, cash on hand, and an equity investment of $25.0 million by existing shareholders of the Company.

     o The September 1, 1998 disposition of certain assets of Lil' Champ including, but not limited to, 48 convenience stores located throughout eastern Georgia.

     o The September 1, 1998 acquisition of the operating assets of 4 convenience stores located in northern Florida was financed with a portion of the proceeds from the disposition of the assets discussed above.

     With the exception of the Lil' Champ acquisition, the purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization. The purchase price allocation for the Lil' Champ acquisition has been finalized.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):



                                                      QUARTER ENDED
                                                DECEMBER 25,   DECEMBER 24,
                                                    1997           1998
                                               -------------- -------------
        Total revenues .......................    325,093        319,885
        Income before extraordinary loss .....      1,390          1,132
        Net income (loss) ....................     (5,410)         1,132

     In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1997 or fiscal 1998, or of future operations of the combined companies.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3 -- INVENTORIES
     Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):



                                           SEPTEMBER 24,   DECEMBER 24,
                                                1998           1998
                                          --------------- -------------
        Inventories at FIFO cost:
  Merchandise ...........................    $ 41,967       $ 48,613
  Gasoline ..............................      11,510         11,020
                                             --------       --------
                                               53,477         59,633
        Less adjustment to LIFO cost:
  Merchandise ...........................      (5,668)        (5,959)
  Gasoline ..............................          --           (128)
                                             --------       --------
        Inventories at LIFO cost ........    $ 47,809       $ 53,546
                                             ========       ========

     Total inventories at September 24, 1998 and December 24, 1998 include $5.2 million and $4.6 million of gasoline inventories held by Lil' Champ that are recorded under the FIFO method, respectively. Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 24, 1998 and December 24, 1998.


NOTE 4 -- ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

     As of December 24, 1998, the Company was contingently liable for outstanding letters of credit in the amount of $13.5 million related primarily to several self-insured programs of the Company, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless the Company defaults on the timely payment of related liabilities.

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


     ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

     The Company is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks ("USTs") that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems;
(ii) upgrading UST systems; (iii) taking corrective action in response to releases; (iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1998 EPA regulations. The Company facilities in Florida all meet or exceed such rules. UST systems upgrading

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 4 -- ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES -- Continued

consists of installing and employing leak detection equipment and systems, upgrading UST systems for corrosion protection and installing overfill/spill prevention devices.

     In addition to the technical standards, the Company is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, the Company maintains letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, Virginia, South Carolina, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and meets such requirements thereafter through private commercial liability insurance and by qualified self insurance. The Company has sold all of its Georgia stores, but has retained responsibility for pre-closing environmental remediation at certain locations. The costs of such remediation and third party claims should be covered by the state trust fund, subject to applicable deductibles and caps on reimbursements.

     The Company believes it is in full compliance with the leak detection requirements applicable to its USTs and has met the 1998 deadline for installing corrosion protection and spill/overfill equipment for all of its USTs. Additional regulations or amendments to the existing UST regulations could result in future revisions to the Company's upgrade compliance and future remediation costs.

     All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Florida, Georgia, and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund does not cover releases first reported after December 31, 1998. The Company has obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. The Company believes that this coverage exceeds federal and Florida financial responsibility regulations. In addition to immaterial amounts to be spent by the Company, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     Environmental reserves of $17.3 million as of December 24, 1998 represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of December 24, 1998, these anticipated reimbursements of $12.8 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Company will perform remediation in other states through independent contractor firms engaged by the Company. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation.

     The Company has reserved $500,000 to cover third party claims that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 4 -- ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES -- Continued

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


NOTE 5 -- LONG-TERM DEBT

     At September 24, 1998 and December 24, 1998, long-term debt consisted of the following (in thousands):



                                                                                SEPTEMBER 24,   DECEMBER 24,
                                                                                     1998           1998
                                                                               --------------- -------------
     Notes payable ("Senior Notes"); due November 15, 2000; interest payable
      semi-annually at 12% ...................................................    $ 48,995       $ 48,995
     Notes payable ("Senior Subordinated Notes"); due October 15, 2007;
      interest payable semi-annually at 10.25% ...............................     200,000        200,000
     Notes payable (Credit Facility); interest payable monthly at LIBOR plus
      2.5%; principal due in quarterly installments through October 31, 2002 .      78,000         94,000
     Other notes payable; secured by certain property; due monthly through
      2005; interest at 8% to 10% ............................................         319            304
                                                                                  --------       --------
     Total long-term debt ....................................................     327,314        343,299
     Less -- current maturities ..............................................         (45)           (39)
                                                                                  --------       --------
                                                                                  $327,269       $343,260
                                                                                  ========       ========

     The Senior Notes and Senior Subordinated Notes (together, the "Notes") are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all Guarantors (see "Note 7 -- Supplemental Guarantor Information"). The Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions;
(ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. In addition, the Notes contain certain positive covenants including the maintenance of a Consolidated Fixed Charge Ratio.

     Subsequent to December 24, 1998 and on January 28, 1999, the Company repurchased $49.0 million in principal amount of Senior Notes plus (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium. The repurchase of 100% of the Senior Notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the Term Loan Facility and cash on hand. See "Note 8 -- Subsequent Events."

     The Credit Facility is available to (i) finance the acquisition of related businesses; (ii) finance working capital, as needed; and (iii) issue commercial and standby letters of credit. Subsequent to December 24, 1998, the Credit Facility was amended and balances outstanding were refinanced with proceeds from the Term Loan Facility. Consequently, $9.0 million due under the Revolving Credit Facility at December 24, 1998 has been classified as long-term debt. The Amended Credit Facility (as defined below) contains certain restrictions and financial covenants. See "Note 8 -- Subsequent Events."

     As of December 24, 1998, the Company was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

     As of December 24, 1998, substantially all of the Company's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 6 -- SHAREHOLDERS' EQUITY
     On August 31, 1998, the Company adopted the 1998 Stock Subscription Plan ("1998 Subscription Plan"). The 1998 Subscription Plan allows the Company to offer to certain employees the right to purchase shares of the Company's Common Stock at a purchase price equal to the fair market value on the date of purchase. During the three months ended December 24, 1998, 3,184 shares have been issued under the 1998 Subscription Plan.


NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Lil' Champ acquisition and commitments under the Company's Credit Facility, Lil' Champ and Sandhills, Inc. (the "Guarantors") jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its Senior Subordinated Notes, its Senior Notes Indenture and its Credit Facility.

     Management has determined that separate financial statements of the Guarantors would not provide significant additive information to investors and in lieu of such separate financial statements, the Company has presented supplemental combining information. This supplemental combining information includes the consolidated financial statements of the Company's unrestricted subsidiary, PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. (together, the "Non-Guarantors"). Accordingly, the following supplemental combining information presents information regarding The Pantry, the Guarantors, the Non-Guarantors, and related consolidating entries.

     The Company accounts for its wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal consolidating entries eliminate investments in subsidiaries and intercompany balances and transactions.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                              SEPTEMBER 24, 1998




                                             THE PANTRY       GUARANTOR      NON-GUARANTOR
                                              (ISSUER)      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS       TOTAL
                                            ------------   --------------   --------------   --------------   ----------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..............     $ 24,031        $  6,300          $4,073         $       --      $ 34,404
 Receivables, net .......................       11,211           9,263           1,030            (11,597)        9,907
 Inventories ............................       24,933          22,876              --                 --        47,809
 Income taxes receivable ................          270          (2,098)           (472)             2,788           488
 Prepaid expenses .......................        1,206           1,007               3                 --         2,216
 Property held for sale .................        3,761              --              --                 --         3,761
 Deferred income taxes ..................        1,262           2,726              --                 --         3,988
                                              --------        --------          ------         ----------      --------
   Total current assets .................       66,674          40,074           4,634             (8,809)      102,573
                                              --------        --------          ------         ----------      --------
Investment in subsidiaries ..............       68,237              --              --            (68,237)           --
                                              --------        --------          ------         ----------      --------
Property and equipment, net .............      125,340         175,298             340                 --       300,978
                                              --------        --------          ------         ----------      --------
Other assets:
 Goodwill, net ..........................       72,375          47,650              --                 --       120,025
 Deferred lease cost, net ...............          269              --              --                 --           269
 Deferred financing cost, net ...........       14,545              --              --                 --        14,545
 Environmental receivables, net .........       11,566           1,621              --                 --        13,187
 Intercompany notes receivable ..........       20,883          49,705              --            (70,588)           --
 Other noncurrent assets ................          155           3,088              --                 --         3,243
                                              --------        --------          ------         ----------      --------
   Total other assets ...................      119,793         102,064              --            (70,588)      151,269
                                              --------        --------          ------         ----------      --------
Total assets ............................     $380,044        $317,436          $4,974         $ (147,634)     $554,820
                                              ========        ========          ======         ==========      ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                         YEAR ENDED SEPTEMBER 24, 1998



                                                                THE PANTRY     GUARANTOR
                                                                 (ISSUER)    SUBSIDIARIES
                                                               ------------ --------------
                                                                 (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ........................  $      17      $     10
 Current maturities of capital lease obligations .............        213         1,027
 Accounts payable:
   Trade .....................................................     28,563        20,996
   Money orders ..............................................      4,112         1,069
 Accrued interest ............................................     11,564         1,283
 Accrued compensation and related taxes ......................      4,366         2,352
 Other accrued taxes .........................................      3,108         3,899
 Accrued insurance ...........................................      3,188         2,557
 Other accrued liabilities ...................................     11,118        18,877
                                                                ---------      --------
    Total current liabilities ................................     66,249        52,070
                                                                ---------      --------
Long-term debt ...............................................    188,151       139,000
                                                                ---------      --------
Other noncurrent liabilities:
 Environmental reserves ......................................     13,487         3,650
 Deferred income taxes .......................................        (36)       22,001
 Capital lease obligations ...................................      1,534        10,595
 Employment obligations ......................................        934            --
 Accrued dividends on preferred stock ........................      4,391            --
 Intercompany note payable ...................................     50,705        20,822
 Other noncurrent liabilities ................................     15,325         5,737
                                                                ---------      --------
    Total other noncurrent liabilities .......................     86,340        62,805
                                                                ---------      --------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock .............................................         --            --
 Common stock ................................................          2             1
 Additional paid-in capital ..................................     68,115         6,758
 Shareholder loan ............................................       (215)           --
 Accumulated earnings (deficit) ..............................    (28,598)       56,802
                                                                ---------      --------
    Total shareholders' equity (deficit) .....................     39,304        63,561
                                                                ---------      --------
Total liabilities and shareholders' equity (deficit) .........  $ 380,044      $317,436
                                                                =========      ========



                                                                NON-GUARANTOR
                                                                 SUBSIDIARY     ELIMINATIONS       TOTAL
                                                               -------------- ---------------- ------------
                                                                          (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ........................     $   18        $      --      $      45
 Current maturities of capital lease obligations .............         --               --          1,240
 Accounts payable:
   Trade .....................................................         --               --         49,559
   Money orders ..............................................         --               --          5,181
 Accrued interest ............................................          1           (1,136)        11,712
 Accrued compensation and related taxes ......................          1               --          6,719
 Other accrued taxes .........................................         --               --          7,007
 Accrued insurance ...........................................         --               --          5,745
 Other accrued liabilities ...................................        122           (5,769)        24,348
                                                                   ------        ---------      ---------
    Total current liabilities ................................        142           (6,905)       111,556
                                                                   ------        ---------      ---------
Long-term debt ...............................................        118               --        327,269
                                                                   ------        ---------      ---------
Other noncurrent liabilities:
 Environmental reserves ......................................         --               --         17,137
 Deferred income taxes .......................................         --           (1,599)        20,366
 Capital lease obligations ...................................         --               --         12,129
 Employment obligations ......................................         --               --            934
 Accrued dividends on preferred stock ........................         --               --          4,391
 Intercompany note payable ...................................         --          (71,527)            --
 Other noncurrent liabilities ................................         38              634         21,734
                                                                   ------        ---------      ---------
    Total other noncurrent liabilities .......................         38          (72,492)        76,691
                                                                   ------        ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock .............................................         --               --             --
 Common stock ................................................         --                 (1)           2
 Additional paid-in capital ..................................      5,001          (11,759)        68,115
 Shareholder loan ............................................         --               --           (215)
 Accumulated earnings (deficit) ..............................       (325)         (56,477)       (28,598)
                                                                   ------        -----------    ---------
    Total shareholders' equity (deficit) .....................      4,676          (68,237)        39,304
                                                                   ------        -----------    ---------
Total liabilities and shareholders' equity (deficit) .........     $4,974        $(147,634)     $ 554,820
                                                                   ======        ===========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                               DECEMBER 24, 1998



                                                THE PANTRY       GUARANTOR      NON-GUARANTOR
                                                 (ISSUER)      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS       TOTAL
                                               ------------   --------------   --------------   --------------   ----------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents .................     $  6,122        $  4,799          $4,148         $       --      $ 15,069
 Receivables, net ..........................       25,458          16,419           1,030            (29,514)       13,393
 Inventories ...............................       28,444          25,102              --                 --        53,546
 Income taxes receivable (payable) .........          (47)         (3,416)           (517)             3,980            --
 Prepaid expenses ..........................          946             392              --                 --         1,338
 Property held for sale ....................        2,971              --              --                 --         2,971
 Deferred income taxes .....................        1,262           2,259              --                 --         3,521
                                                 --------        --------          ------         ----------      --------
   Total current assets ....................       65,156          45,555           4,661            (25,534)       89,838
                                                 --------        --------          ------         ----------      --------
Investment in subsidiaries .................       73,023              --              --            (73,023)           --
                                                 --------        --------          ------         ----------      --------
Property and equipment, net ................      151,710         175,989             338                 --       328,037
                                                 --------        --------          ------         ----------      --------
Other assets:
 Goodwill, net .............................       72,261          47,273              --                 --       119,534
 Deferred lease cost, net ..................          258              --              --                 --           258
 Deferred financing cost, net ..............       14,025              --              --                 --        14,025
 Environmental receivables, net ............       11,566           1,217              --                 --        12,783
 Intercompany note receivable ..............       19,803          49,705              --            (69,508)           --
 Other .....................................        1,037           3,048              --                 --         4,085
                                                 --------        --------          ------         ----------      --------
   Total other assets ......................      118,950         101,243              --            (69,508)      150,685
                                                 --------        --------          ------         ----------      --------
Total assets ...............................     $408,839        $322,787          $4,999         $ (168,065)     $568,560
                                                 ========        ========          ======         ==========      ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                               DECEMBER 24, 1998



                                                               THE PANTRY     GUARANTOR
                                                                (ISSUER)    SUBSIDIARIES
                                                              ------------ --------------
                                                                (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt .......................  $      17      $      4
 Current maturities of capital lease obligations ............        213         1,027
 Short-term debt ............................................      2,000            --
 Accounts payable:
   Trade ....................................................     31,634        18,613
   Money orders .............................................      3,962         1,137
 Accrued interest ...........................................     11,255         4,049
 Accrued compensation and related taxes .....................      3,430         2,600
 Income taxes payable .......................................         --            --
 Other accrued taxes ........................................      2,194         1,914
 Accrued insurance ..........................................      3,356         2,741
 Other accrued liabilities ..................................     18,730        21,634
                                                               ---------      --------
   Total current liabilities ................................     76,791        53,719
                                                               ---------      --------
Long-term debt ..............................................    204,147       139,000
                                                               ---------      --------
Other noncurrent liabilities:
 Environmental reserves .....................................     13,641         3,650
 Deferred income taxes ......................................     (1,550)       21,477
 Capital lease obligations ..................................      1,466        10,340
 Employment obligations .....................................        842            --
 Accrued dividends on preferred stock .......................      5,103            --
 Intercompany note payable ..................................     51,705        20,642
 Other ......................................................     15,949         5,642
                                                               ---------      --------
   Total other noncurrent liabilities .......................     87,156        61,751
                                                               ---------      --------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock ............................................         --            --
 Common stock ...............................................          2             1
 Additional paid-in capital .................................     69,925         6,758
 Shareholder loans ..........................................       (937)           --
 Accumulated earnings (deficit) .............................    (28,245)       61,558
                                                               ---------      --------
   Total shareholders' equity (deficit) .....................     40,745        68,317
                                                               ---------      --------
Total liabilities and shareholders equity (deficit) .........  $ 408,839      $322,787
                                                               =========      ========



                                                               NON-GUARANTOR
                                                                SUBSIDIARY    ELIMINATIONS      TOTAL
                                                              -------------- -------------- ------------
                                                                        (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt .......................    $    18       $       --    $      39
 Current maturities of capital lease obligations ............         --               --        1,240
 Short-term debt ............................................         --               --        2,000
 Accounts payable:
   Trade ....................................................         --              (26)      50,221
   Money orders .............................................         --               --        5,099
 Accrued interest ...........................................          1           (9,776)       5,529
 Accrued compensation and related taxes .....................          1               --        6,031
 Income taxes payable .......................................         --              104          104
 Other accrued taxes ........................................         --               --        4,108
 Accrued insurance ..........................................         --               --        6,097
 Other accrued liabilities ..................................        123          (12,997)      27,490
                                                                 -------       ----------    ---------
   Total current liabilities ................................        143          (22,695)     107,958
                                                                 -------       ----------    ---------
Long-term debt ..............................................        113               --      343,260
                                                                 -------       ----------    ---------
Other noncurrent liabilities:
 Environmental reserves .....................................         --               --       17,291
 Deferred income taxes ......................................         --               --       19,927
 Capital lease obligations ..................................         --               --       11,806
 Employment obligations .....................................         --               --          842
 Accrued dividends on preferred stock .......................         --               --        5,103
 Intercompany note payable ..................................         --          (72,347)          --
 Other ......................................................         37               --       21,628
                                                                 -------       ----------    ---------
   Total other noncurrent liabilities .......................         37          (72,347)      76,597
                                                                 -------       ----------    ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock ............................................         --               --           --
 Common stock ...............................................      5,001           (5,002)           2
 Additional paid-in capital .................................         --           (6,758)      69,925
 Shareholder loans ..........................................         --               --         (937)
 Accumulated earnings (deficit) .............................       (295)         (61,263)     (28,245)
                                                                 -------       ----------    ---------
   Total shareholders' equity (deficit) .....................      4,706          (73,023)      40,745
                                                                 -------       ----------    ---------
Total liabilities and shareholders equity (deficit) .........    $ 4,999       $ (168,065)   $ 568,560
                                                                 =======       ==========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                     THREE MONTHS ENDED DECEMBER 25, 1997



                                                     THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                      (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                    ------------ -------------- -------------- -------------- ------------
                                                                            (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ................................   $ 50,880      $ 38,480        $ --          $     --      $ 89,360
 Gasoline sales ...................................     56,830        46,192          --                --       103,022
 Commissions ......................................      1,432         1,357          --                --         2,789
                                                      --------      --------        ----          --------      --------
   Total revenues .................................    109,142        86,029          --                --       195,171
                                                      --------      --------        ----          --------      --------
Cost of sales:
 Merchandise ......................................     33,102        25,795          --                --        58,897
 Gasoline .........................................     50,443        40,466          --                --        90,909
                                                      --------      --------        ----          --------      --------
   Total cost of sales ............................     83,545        66,261          --                --       149,806
                                                      --------      --------        ----          --------      --------
Gross profit ......................................     25,597        19,768          --                --        45,365
                                                      --------      --------        ----          --------      --------
Operating expenses:
 Store expenses ...................................     19,002        12,489         (60)           (3,266)       28,165
 General and administrative expenses ..............      4,335         2,832           5                --         7,172
 Depreciation and amortization ....................      2,870         2,279           2                --         5,151
                                                      --------      --------        ----          --------      --------
   Total operating expenses .......................     26,207        17,600         (53)           (3,266)       40,488
                                                      --------      --------        ----          --------      --------
Income from operations ............................       (610)        2,168          53             3,266         4,877
                                                      --------      --------        ----          --------      --------
Equity in earnings of subsidiaries ................      3,973            --          --            (3,973)           --
                                                      --------      --------        ----          --------      --------
Other income (expense):
 Interest expense .................................     (4,148)       (2,747)           (3)          1,081        (5,817)
 Miscellaneous ....................................        284         4,465           6            (4,316)          439
                                                      --------      --------        ------        --------      --------
   Total other expense ............................     (3,864)        1,718           3            (3,235)       (5,378)
                                                      --------      --------        ------        --------      --------
Income (loss) before income taxes and extraordinary
 loss .............................................       (501)        3,886          56            (3,942)         (501)
Income tax benefit (expense) ......................        412        (1,387)        (75)            1,462           412
                                                      --------      --------        ------        --------      --------
Income (loss) before extraordinary loss ...........        (89)        2,499         (19)           (2,480)          (89)
Extraordinary loss, net of taxes ..................      6,800            --          --                --        (6,800)
                                                      --------      --------        ------        --------      --------
Net income (loss) .................................   $ (6,889)     $  2,499        $(19)         $ (2,480)     $ (6,889)
                                                      ========      ========        ======        ========      ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                     THREE MONTHS ENDED DECEMBER 24, 1998



                                                     THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                      (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                    ------------ -------------- -------------- -------------- -----------
                                                                           (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ................................   $ 83,377      $ 56,013        $ --          $     --     $139,390
 Gasoline sales ...................................    107,075        64,714          --                --      171,789
 Commissions ......................................      2,508         1,920          --                --        4,428
                                                      --------      --------        ----          --------     --------
   Total revenues .................................    192,960       122,647          --                --      315,607
                                                      --------      --------        ----          --------     --------
Cost of sales:
 Merchandise ......................................     56,966        37,487          --                --       94,453
 Gasoline .........................................     93,447        55,327          --                --      148,774
                                                      --------      --------        ----          --------     --------
   Total cost of sales ............................    150,413        92,814          --                --      243,227
                                                      --------      --------        ----          --------     --------
Gross profit ......................................     42,547        29,833          --                --       72,380
                                                      --------      --------        ----          --------     --------
Operating expenses:
 Store expenses ...................................     32,139        17,356         (61)           (5,705)      43,729
 General and administrative expenses ..............      5,675         4,288           5                --        9,968
 Depreciation and amortization ....................      4,536         3,652           2                --        8,190
                                                      --------      --------        ----          --------     --------
   Total operating expenses .......................     42,350        25,296         (54)            (5705)      61,887
                                                      --------      --------        ----          --------     --------
Income (loss) from operations .....................        197         4,537          54             5,705       10,493
                                                      --------      --------        ----          --------     --------
Equity in earnings of subsidiaries ................      7,252            --          --            (7,252)          --
                                                      --------      --------        ----          --------     --------
Other income (expense):
 Interest expense .................................     (5,772)       (4,372)           (3)          1,235       (8,912)
 Miscellaneous ....................................       (280)        7,002          34            (6,940)        (184)
                                                      --------      --------        ------        --------     --------
   Total other expense ............................     (6,052)        2,630          31            (5,705)      (9,096)
                                                      --------      --------        ------        --------     --------
Income (loss) before income taxes..................      1,397         7,167          85            (7,252)       1,397
Income tax benefit (expense) ......................       (332)       (2,411)        (55)            2,466         (332)
                                                      --------      --------        ------        --------     --------
Net income (loss) .................................   $  1,065      $  4,756        $ 30          $ (4,786)    $  1,065
                                                      ========      ========        ======        ========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                     THREE MONTHS ENDED DECEMBER 25, 1997



                                                           THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                            (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                          ------------ -------------- -------------- -------------- ------------
                                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................  $  (6,889)    $    2,499       $(19)         $ (2,480)    $   (6,889)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Extraordinary loss .....................................      2,006             --         --                --          2,006
 Depreciation and amortization ..........................      2,870          2,280          1                --          5,151
 Provision for deferred income taxes ....................     (1,834)            --        (17)               --         (1,851)
 (Gain) loss on sale of property and equipment ..........       (190)           (78)        --                --           (268)
 Provision for environmental expenses ...................         27             --         --                --             27
 Equity earnings of affiliates ..........................     (2,480)            --         --             2,480             --
Changes in operating assets and liabilities, net:
 Receivables ............................................     (2,533)        (5,269)        26             6,549         (1,227)
 Inventories ............................................        (12)          (939)        --                --           (951)
 Prepaid expenses .......................................        477            135          2                --            614
 Other noncurrent assets ................................        140          3,460        (26)               --          3,574
 Accounts payable .......................................       (942)           607         --                --           (335)
 Other current liabilities and accrued expenses .........      2,551          1,068         78            (6,311)        (2,614)
 Employment obligations .................................        (92)            --         --                --            (92)
 Other noncurrent liabilities ...........................      1,392            773         --              (238)         1,927
                                                           ---------     ----------       ----          --------     ----------
Net cash provided by operating activities ...............     (5,509)         4,536         45                --           (928)
                                                           ---------     ----------       ----          --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment ....................     (4,110)        (1,822)        --                --         (5,932)
 Proceeds from sale of property held for sale ...........      2,025             --         --                --          2,025
 Proceeds from sale of property and equipment ...........        273            136         --                --            409
 Intercompany notes receivable (payable) ................      4,048         (4,048)        --                --             --
 Acquisitions of related businesses .....................         --       (135,605)        --                --       (135,605)
                                                           ---------     ----------       ----          --------     ----------
   Net cash provided by (used in) investing
    activities ..........................................      2,236       (141,339)        --                --       (139,103)
                                                           ---------     ----------       ----          --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ..............        (76)          (170)        --                --           (246)
 Principal repayments of long-term debt .................    (51,000)            --           (4)             --        (51,004)
 Proceeds from issuance of long-term debt ...............     54,267        145,756         --                --        200,023
 Net proceeds from equity issue .........................     32,151             --         --                --         32,151
 Other financing costs ..................................    (12,418)            --         --                --        (12,418)
                                                           ---------     ----------       ------        --------     ----------
Net cash provided by (used in) financing activities .....     22,924        145,586           (4)             --        168,506
                                                           ---------     ----------       -------       --------     ----------
NET INCREASE IN CASH ....................................     19,651          8,783         41                --         28,475
CASH & CASH EQUIVALENTS, BEG. OF YEAR ...................      2,247            279        821                --          3,347
                                                           ---------     ----------       ------        --------     ----------
CASH & CASH EQUIVALENTS, END OF YEAR ....................  $  21,898     $    9,062       $862          $     --     $   31,822
                                                           =========     ==========       ======        ========     ==========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS


                     THREE MONTHS ENDED DECEMBER 24, 1998



                                                              THE PANTRY      GUARANTOR
                                                               (ISSUER)     SUBSIDIARIES
                                                           --------------- --------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ........................................   $   1,065       $  4,756
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization ...........................       4,536          3,650
 Change in deferred income taxes .........................                         --
 (Gain) loss on sale of property and equipment ...........         176             86
 Reserves for environmental issues .......................         154             --
 Equity earnings of affiliates ...........................      (4,786)            --
Changes in operating assets and liabilities, net:
 Receivables .............................................     (15,444)        (6,857)
 Inventories .............................................      (2,451)        (2,226)
 Prepaid expenses ........................................         260            615
 Other noncurrent assets .................................            (4)          40
 Accounts payable ........................................       1,861         (2,315)
 Other current liabilities and accrued expenses ..........       5,621          5,336
 Employment obligations ..................................         (92)            --
 Other noncurrent liabilities ............................         624            (95)
                                                             -----------     --------
Net cash provided by (used in) operating activities ......      (8,480)         2,990
                                                             -----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................         (42)            --
 Additions to property and equipment .....................      (5,474)        (4,066)
 Proceeds from sale of property held for sale ............         524             --
 Proceeds from sale of property and equipment ............          75             16
 Intercompany notes receivable (payable) .................       2,080           (180)
 Acquisitions of related businesses, net of cash
  acquired of $70.........................................     (25,541)            --
                                                             -----------     --------
Net cash used in investing activities ....................     (28,378)        (4,230)
                                                             -----------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...............         (68)          (255)
 Principal repayments of long-term debt ..................            (4)            (6)
 Proceeds from issuance of short-term debt ...............       2,000             --
 Proceeds from issuance of long-term debt ................      16,000             --
 Net proceeds from equity issue ..........................       1,088             --
 Other financing costs ...................................         (67)            --
                                                             -----------     ----------
Net cash provided by (used in) financing activities ......      18,949           (261)
                                                             -----------     ----------
NET INCREASE (DECREASE) IN CASH ..........................     (17,909)        (1,501)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...............      24,031          6,300
                                                             -----------     ----------
CASH & CASH EQUIVALENTS, END OF YEAR .....................   $   6,122       $  4,799
                                                             ===========     ==========



                                                            NON-GUARANTOR
                                                             SUBSIDIARY    ELIMINATIONS      TOTAL
                                                           -------------- -------------- ------------
                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ........................................     $  30        $  (4,786)    $    1,065
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization ...........................         4               --          8,190
 Change in deferred income taxes .........................        --               --             --
 (Gain) loss on sale of property and equipment ...........          (2)            --            260
 Reserves for environmental issues .......................        --               --            154
 Equity earnings of affiliates ...........................        --            4,786             --
Changes in operating assets and liabilities, net:
 Receivables .............................................        17           19,718         (2,566)
 Inventories .............................................        --               --         (4,677)
 Prepaid expenses ........................................         3               --            878
 Other noncurrent assets .................................        --               --             36
 Accounts payable ........................................        --              (26)          (480)
 Other current liabilities and accrued expenses ..........        29          (17,158)        (6,172)
 Employment obligations ..................................        --               --            (92)
 Other noncurrent liabilities ............................          (1)          (634)          (106)
                                                               --------     ---------     ----------
Net cash provided by (used in) operating activities ......        80            1,900         (3,510)
                                                               -------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................        --               --            (42)
 Additions to property and equipment .....................        --               --         (9,540)
 Proceeds from sale of property held for sale ............        --               --            524
 Proceeds from sale of property and equipment ............        --               --             91
 Intercompany notes receivable (payable) .................        --           (1,900)            --
 Acquisitions of related businesses, net of cash
  acquired of $70.........................................        --               --        (25,541)
                                                               -------      ---------     ----------
Net cash used in investing activities ....................        --           (1,900)       (34,508)
                                                               -------      ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...............        --               --           (323)
 Principal repayments of long-term debt ..................          (5)            --            (15)
 Proceeds from issuance of short-term debt ...............        --               --          2,000
 Proceeds from issuance of long-term debt ................        --               --         16,000
 Net proceeds from equity issue ..........................        --               --          1,088
 Other financing costs ...................................        --               --            (67)
                                                               -------      ---------     ----------
Net cash provided by (used in) financing activities ......          (5)            --         18,683
                                                               --------     ---------     ----------
NET INCREASE (DECREASE) IN CASH ..........................        75               --        (19,335)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ...............     4,073               --         34,404
                                                               -------      ---------     ----------
CASH & CASH EQUIVALENTS, END OF YEAR .....................     $4,148       $      --     $   15,069
                                                               =======      =========     ==========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUBSEQUENT EVENTS
     On January 28, 1999, the Company entered into an Amended and Restated Credit Facility (the "Amended Credit Facility") consisting of (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit (the "Revolving Credit Facility"); (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses (the "Acquisition Facility") and (iii) a term loan facility with outstanding borrowings of $240.0 million (the "Term Loan Facility").

     The Amended Credit Facility contains covenants restricting the ability of the Company and any of its subsidiaries to among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions or asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) a minimum coverage ratio, (b) a minimum pro forma EBITDA, (c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     The Company used the proceeds of the Term Loan Facility and a $5.0 million initial draw under its Revolving Credit Facility, along with cash on hand, to
(i) finance the Miller Acquisition (as defined below), (ii) refinance $85.0 million outstanding under the Acquisition Facility, (iii) refinance $9.0 million outstanding under the Revolving Credit Facility, (iv) redeem the Company's outstanding Senior Notes in the aggregate principal amount of $49.0 million and (v) pay related transaction costs.

     On January 28, 1999, the Company acquired 100% of the outstanding capital stock of Miller Enterprises and certain other real estate assets of certain affiliates of Miller Enterprises for $82.0 million in cash plus certain working capital and other adjustments (the "Miller Acquisition"). Miller Enterprises is a leading operator of convenience stores, operating 121 stores located in central Florida and operated under the name "Handy Way." The purchase price and the fees and expenses of the Miller Acquisition were financed with proceeds from the Company's Term Loan Facility, a draw under its Revolving Credit Facility and cash on hand.

     Also on January 28, 1999, the Company repurchased $49.0 million in principal amount of Senior Notes and paid (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium. The repurchase of 100% of the Senior Notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the Company's Term Loan Facility, a draw under its Revolving Credit Facility and cash on hand.

     The Company recognized an extraordinary loss of approximately $5.5 million in connection with the repurchase of the Senior Notes including the payment of the 4% call premium of $2.0 million, the amendments and commitments under the Credit Facility, and the write-off of related deferred financing costs.

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

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in the Company's 10-K, the Company's Registration Statement on Form S-4, as amended, effective January 8, 1998, the Company's Current Report on Form 8-K dated November 6, 1998 and the Company's Current Report on Form 8-K dated February 8, 1998.


INTRODUCTION

     Since late 1996, the Company has focused on several strategic initiatives to improve same store operations and to capitalize on and enhance the Company's position as a leading convenience store retailer in the Southeast. Specific elements of management's operating strategy include the following: (i) focus on merchandising mix and improve merchandise gross profit, (ii) leverage relationships with suppliers, (iii) strengthen expense controls, (iv) improve gasoline operations, (v) upgrade store facilities and equipment and (vi) review operating performance of stores and close poor performing locations. These management strategies, coupled with strong economic and market conditions in the Company's marketing areas, have resulted in same store merchandise sales and same store gasoline gallon growth of 10.5% and 5.1%, respectively, for the three-month period ended December 24, 1998 (the "first fiscal quarter 1999").

     In addition to focusing on underlying same store growth, management believes there are opportunities to increase the Company's sales and gain operating efficiencies through store acquisitions and new store development. The Company's "tuck in" acquisition strategy focuses on acquiring chains within its existing and contiguous marketing areas. These acquired locations with demonstrated revenue volume characteristically have a lower risk component than traditional site selection and new store development programs. Further, the Company believes that its ability to target selected marketing areas and incorporate the Company's operating initiatives into the acquired operations has made a significant contribution to the consolidated operating results for first fiscal quarter 1999 and strengthens the Company's position in the Southeast.

     IMPACT OF "TUCK IN" ACQUISITIONS AND THE LIL' CHAMP ACQUISITION. "Tuck in" acquisitions, the Lil' Champ Acquisition, and related transactions have had a significant impact on the Company's financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result the Consolidated Statements of Operations herein include the respective results of operations from the date of acquisition, only. (see "PART I. -- Financial Information --
Item 1. Financial Statements -- Notes to Consolidated Financial Statements --
Note 2 -- Business Acquisitions"). Moreover, the Consolidated Balance Sheet as of September 24, 1998 does not include the assets and liabilities relating to those acquisitions consummated during the first fiscal quarter 1999. As a result, comparisons to prior operating results and prior balance sheets are materially impacted.

     The combination of Pantry "same stores," the Lil' Champ Acquisition, the "tuck in" acquisitions, and selected new store development has created the third largest independent convenience store chain in the United States (based on number of stores as of December 24, 1998) with 970 stores located primarily in the Southeast and estimated annual pro forma revenues of $1.3 billion.


RESULTS OF OPERATIONS

FIRST QUARTER ENDED DECEMBER 24, 1998 COMPARED TO THE FIRST QUARTER ENDED DECEMBER 25, 1997

     GROSS REVENUE. Revenue for the first fiscal quarter 1999 totaled $315.6 million compared to revenue of $195.2 million during the comparable period ended December 25, 1997 (the "first fiscal quarter 1998" or the "comparable period"), an increase of $120.4 million or 61.7% over the comparable period. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ revenue, and same store merchandise sales and gallon growth. In the first fiscal quarter 1999, Company gross revenue increases were partially offset by lower average retail gasoline prices versus the comparable period.

     MERCHANDISE REVENUE. Merchandise revenue for the first fiscal quarter 1999 totaled $139.4 million compared to merchandise revenue of $89.4 million during the first fiscal quarter 1998, an increase of $50.0 million or 56%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ merchandise revenue, and same store merchandise sales growth. Same store merchandise revenue for the first fiscal quarter 1999 increased 10.5% over the first fiscal quarter 1998. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, average transaction size and general economic and market conditions (see "Inflation"). The increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

     GASOLINE REVENUE AND GALLONS. Total gasoline revenue for the first fiscal quarter 1999 was $171.8 million compared to total gasoline revenue of $103.0 million during the first fiscal quarter 1998, an increase of $68.8 million or 66.7%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ gasoline revenue, and same store gallon sales growth. Gasoline revenue growth was partially offset by a $0.16 or 13.7% decrease in average gasoline retail prices versus the comparable period.

     In the first fiscal quarter 1999, gasoline gallons totaled 169.0 million gallons compared to 87.5 million gallons during the first fiscal quarter 1998, an increase of 81.5 million gallons or 93.1%. The increase is primarily attributable to the volume from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ gasoline gallons, and same store gallon growth. Same store gasoline gallon sales for the first fiscal quarter 1999 increased 5.1% over the comparable period. The same store gallon increase is primarily attributable to increased customer traffic resulting from general economic and market conditions, more competitive gasoline pricing, rebranding and promotional activity, and enhanced store appearance.

     COMMISSION REVENUE. Total commission revenue for the first fiscal quarter 1999 totaled $4.4 million compared to total commission revenue of $2.8 million during the first fiscal quarter 1998, an increase of $1.6 million or 58.8%. The increase in commission revenue is primarily attributable to the revenue from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ lottery commissions, and same store commission revenue increases. Commission revenue includes lottery commissions, video gaming income, money order commissions, telephone income and revenues from other ancillary product and service offerings.

     TOTAL GROSS PROFIT. Total gross profit for the first fiscal quarter 1999 totaled $72.4 million compared to total gross profit of $45.4 million during the first fiscal quarter 1998, an increase of $27.0 million or 59.6%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ gross profit, and same store profit increases.

     MERCHANDISE GROSS PROFIT AND MARGIN. Merchandise gross profit totaled $44.9 million for the first fiscal quarter 1999 compared to merchandise gross profit of $30.5 million for the first fiscal quarter 1998, an increase of $14.5 million or 47.5%. This increase is primarily attributable to the profits from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ merchandise gross profit, and same store profit increases. The decline in merchandise gross margin from 34.1% for the first fiscal quarter 1998 to 32.2% is attributable to the addition of several lower margin stores acquired or opened since December 25, 1997 and lower gross margin on cigarettes (see "Inflation").

     GASOLINE GROSS PROFIT AND PER GALLON MARGIN. Gasoline gross profit totaled $23.0 million for the first fiscal quarter 1999 compared to gasoline gross profit of $12.1 million for the first fiscal quarter 1998, an increase of $10.9 million or 90.0%. This increase is primarily attributable to the profits from stores acquired or opened since December 25, 1997, a full quarter of Lil' Champ gasoline gross profit, and same store profit increases. The gasoline gross profit per gallon was $0.136 in the first fiscal quarter 1999 compared to $0.139 for the first fiscal quarter 1998.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for the first fiscal quarter 1999 totaled $43.7 million compared to store operating expenses of $28.2 million for the first fiscal quarter 1998, an increase of $15.6 million or 55.3%. The increase in store expenses is primarily attributable to the personnel and lease expenses associated with the stores acquired or opened since December 25, 1997 and a full quarter of Lil' Champ store operating expenses.

     General and administrative expenses for the first fiscal quarter 1999 totaled $10.0 million compared to general and administrative expenses of $7.2 million during the first fiscal quarter 1998, an increase of $2.8 million or 39.0%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since December 25, 1997 and a full quarter of Lil' Champ general and administrative expenses. Both store operating and general and administrative expenses decreased as a percentage of merchandise sales and total revenues.

     INCOME FROM OPERATIONS. Income from operations totaled $10.5 million for the first fiscal quarter 1999 compared to income from operations of $4.9 million during the first fiscal quarter 1998, an increase of $5.6 million or 115.2% from the comparable period. The increase is attributable to the factors discussed above and is partially reduced by the $4.0 million increase in depreciation and amortization.

     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION. EBITDA represents income before interest expense, income tax benefit and expense, depreciation and amortization, and extraordinary loss. EBITDA for the first fiscal quarter 1999 totaled $18.5 million compared to EBITDA of $10.5 million during the first fiscal quarter 1998, an increase of $8.0 million or 76.7% over the comparable period. The increase is attributable to the items discussed above and is partially offset by losses on the sale of assets and other miscellaneous expenses.

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

     INTEREST EXPENSE (SEE "LIQUIDITY AND CAPITAL RESOURCES; LONG-TERM DEBT"). Interest expense is primarily interest on the Company's Senior Notes, Senior Subordinated Notes and borrowing under the Company's Credit Facility. Interest expense for the first fiscal quarter 1999 totaled $8.9 million compared to interest expense of $5.8 million for the first fiscal quarter 1998, an increase of $3.1 million or 53.2%. The increase in interest expense is attributable to a full quarter of interest on the Senior Subordinated Notes and borrowings under the Company's Credit Facility, which was partially offset by the (i) interest savings related to the October 27, 1997 repurchase of $51.0 million in principal amount of Senior Notes and (ii) a 50 basis point reduction in the interest rate on the $49.0 million outstanding Senior Notes. Subsequent to December 24, 1998, 100% of the outstanding Senior Notes were repurchased and refinanced with proceeds from a Term Loan Facility under the terms of the Amended Credit Facility. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Long-Term Debt" and "Note 8 -- Subsequent Event."

     INCOME TAX BENEFIT (EXPENSE). The income tax benefit for the first fiscal quarter 1998 totaled $0.4 million compared to income tax expense of $0.3 million for the first fiscal quarter 1999. This decrease was primarily attributable to the increase in income for operations. Income tax benefit (expense) is recorded net of a valuation allowance to reduce federal and state deferred tax assets to a net amount which the Company believes is more likely than not will be realized based on estimates of future earnings and the expected timing of temporary difference reversals.

     EXTRAORDINARY ITEM. In the first fiscal quarter 1998, the Company recognized an extraordinary loss, net of taxes, of approximately $6.8 million in connection with the October 23, 1997 purchase of $51.0 million in principal amount of its outstanding Senior Notes and related consents obtained from the holders of the Senior Notes to amendments and waivers to certain covenants contained in the Indenture relating to the Senior Notes. The loss was the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the Senior Notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under its Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. The Company had $15.1 million of cash and cash equivalents on hand at December 24, 1998.

     LINE AND LETTER OF CREDIT FACILITY. To supplement cash on hand and cash provided by operating activities, the Company has borrowing capacity under its Amended Credit Facility, which consists of a $45.0 million Revolving Credit Facility and a $50.0 million Acquisition Facility. The Revolving Credit Facility is available to fund working capital and for the issuance of standby letters of credit. The Acquisition Facility is available to fund future acquisitions of related businesses. As of December 24, 1998, the Company was contingently liable for outstanding letters of credit in the amount of $13.5 million related primarily to several self-insured programs of the Company, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless the Company defaults on the timely payment of related liabilities.

     "TUCK IN" ACQUISITIONS. During the first fiscal quarter 1999, the Company acquired a total of 32 convenience stores located in North Carolina and South Carolina for approximately $25.5 million. The Company funded the transactions with cash on hand and $18.0 million in proceeds from its Credit Facility.

     Subsequent to December 24, 1998, the Company acquired 121 convenience stores and certain related property located in central Florida. The transactions were funded from borrowings under the Amended Credit Facility. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 8 -- Subsequent Events."

     CAPITAL EXPENDITURES. Capital expenditures (excluding all acquisitions) for the first fiscal quarter 1998 and the first fiscal quarter 1999, were approximately $5.9 million and $9.6 million, respectively. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development and expenditures to comply with regulatory statutes, including those related to environmental matters. The Company finances substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, asset dispositions and other reimbursements for capital improvements. In the first fiscal quarter 1999, the Company received approximately $2.4 million in sale-leaseback proceeds, asset dispositions, and other reimbursements for capital improvements; therefore net capital expenditures, excluding all acquisitions, for the first fiscal quarter 1999 were $7.2 million.

     LONG-TERM DEBT. At December 24, 1998, the Company's long-term debt consisted primarily of $49.0 million of the Senior Notes, $200.0 million of the Senior Subordinated Notes (together with the Senior Notes, the "Notes"), and $94.0 million outstanding under the Credit Facility. The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15. The interest payments on the Acquisition Facility are due monthly.

     The Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock;
(vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions; (ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Long-Term Debt."

     During the first fiscal quarter 1999 relating to the "tuck in" acquisition activities discussed above, the Company borrowed $18.0 million under the Credit Facility. The Credit Facility, (see "PART I -- Financial Information -- Item
1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 8 -- Subsequent Events"), contains covenants restricting the ability of the Company and any its of subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock;
(iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA,
(c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance.

     Subsequent to December 24, 1998 and on January 28, 1998, the Company entered into the Amended Credit Facility and refinanced its Senior Notes and outstanding borrowings under the Credit Facility with proceeds from the Term Loan Facility, which is part of the Amended Credit Facility. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Long-Term Debt" and "Note 8 -- Subsequent Events."

     CASH FLOWS FROM FINANCING ACTIVITIES. The first fiscal quarter 1999 "tuck in" acquisitions were partially financed with $18.0 million in proceeds from the Credit Facility. In the first fiscal quarter 1999, the Company sold 3,184 shares of Common Stock for approximately $1.8 million to certain employees under its 1998 Stock Subscription Plan (see "PART I -- Financial Information --
Item 1. Financial Statements -- Notes to Consolidated Financial Statements --
Note 6 -- Shareholders' Equity and Stock Based Compensation").

     CASH REQUIREMENTS. The Company believes that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital, permitted borrowings under the Amended Credit Facility (see "PART I -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 8 -- Subsequent Events"), and permitted borrowings by its Unrestricted Subsidiary will be sufficient to enable the Company to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service for the next twelve months.

     SHAREHOLDERS' EQUITY. As of December 24, 1998, the Company's shareholders' equity totaled $40.7 million. The increase in shareholders' equity is attributed to the proceeds from the sale of additional Common Stock and the Company's net income of $1.1 million for the first fiscal quarter 1999.

     Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding Common Stock of the Company's predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in the Company by its former shareholders. Additionally, the accumulated deficit includes the cumulative effect of (i) the accrued dividends on previously outstanding preferred stock of $5.0 million, (ii) the accrued dividends on current outstanding Series B Preferred Stock of $5.1 million,
(iii) the net cost of equity transactions and (iv) the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the Senior Notes.

     ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various federal, state and local environmental laws and regulations governing USTs that require the Company to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (i) installing UST systems; (ii) upgrading UST systems; (iii) taking corrective action in response to releases;
(iv) closing UST systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The following is an overview of the requirements imposed by these regulations:

     o LEAK DETECTION: The EPA and states' release detection regulations were phased in based on the age of the USTs. All USTs were required to comply with leak detection requirements by December 22, 1993. The Company utilizes several approved leak detection methods for all Company-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company believes it is in full compliance with the leak detection requirements applicable to USTs.

     o CORROSION PROTECTION: The 1988 EPA regulations required that all UST systems have corrosion protection by December 22, 1998. The Company's UST systems have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining or the installation of cathodic protection. The Company believes it is in full compliance with the corrosion protection requirements applicable to USTs.

     o OVERFILL/SPILL PREVENTION: The 1988 EPA regulations required that all sites have overfill/spill prevention devices by December 22, 1998. The Company has installed these devices on all Company-owned UST systems to meet these regulations. The Company believes it is in full compliance with the overfill/spill prevention requirements applicable to USTs.

     The Company is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, the Company maintains letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Virginia, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and through private commercial liability insurance and qualified self-insurance for any releases after December 31, 1998.

     All states in which the Company operates or has operated UST systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates or has operated to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Virginia and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund does not cover releases first reported after December 31, 1998. The Company has obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. The Company believes that this coverage exceeds federal and Florida financial responsibility regulations. In addition to immaterial amounts to be spent by the Company, a substantial amount will be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     Environmental reserves of $17.3 million as of December 24, 1998, represent estimates for future expenditures for remediation, tank removal and litigation associated with all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. Although the Company can make no assurances, the Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of December 24, 1998, these anticipated reimbursements of $12.8 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Company will perform remediation in other states through independent contractor firms engaged by the Company. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation.

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

     Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified the Company as to responsibility for clean up matters. Additionally, the Company is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites.


YEAR 2000 INITIATIVE

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year in respective date fields. The Company uses a combination of hardware devices run by computer programs at its support centers and retail locations to process transactions and other data which are essential to the Company's business operations. The Y2K issue and its impact on data integrity could result in system interruptions, miscalculations or failures causing disruption of operations.

     The Company completed its assessment phase of Y2K vulnerability early in fiscal year 1998 including a formal third-party assessment completed in November 1997. Based on this formal assessment, internal assessment, and project results as of January 27, 1999, the Company believes all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999. In order to meet this date, the Company has engaged outside consultants and contractors to assist in the overall project and remediation effort. The Company does not believe either the direct or indirect costs of Y2K compliance will be material to the Company's operations or operating results.

     The Company has tested, replaced, or plans to replace significant portions of its existing systems and related hardware which did not properly interpret dates beyond December 31, 1999. In addition, the Company has tested, modified, or plans to modify the remaining systems and related hardware to ensure Y2K compliance. The Company's testing methodology includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios, and utilizing software programs which test for compliance on certain equipment. The Company's expenditures to date have been immaterial and consist primarily of internal costs and expenses associated with third-party contractors. The Company believes the total costs of its Y2K project will be immaterial and, therefore, should not have a material impact on the Company's financial condition or financial statements.

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


INFLATION

     General inflation has not had a significant impact on the Company over the past three years. As reported by the Bureau of Labor Statistics (the "BLS") for the calendar quarter ended December 31, 1998, the Consumer Price Index (the "CPI," a measure of retail inflation) for the category labeled "food at home" increased less than one percent. For the same period, the Producer Price Index (the "PPI," a measure of wholesale cost inflation) for the category labeled "processed food" actually decreased less than one percent. The Company does not expect general inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.

     As reported by the BLS for the calendar quarter ended December 31, 1998, the CPI for the category labeled "cigarettes" increased approximately 17.8%. For the same period, the PPI for the category labeled "cigarettes" increased 31.0%. On November 23, 1998, major cigarette manufacturers which supply the Company increased prices by $0.45 per pack. During the first fiscal quarter 1999, the cigarette cost increase was directly offset by cigarette manufacturer support including cigarette rebates and other incentive dollars. Since December 24, 1998, these increases have been passed on in higher retail prices throughout the chain. The cigarette cost increases are expected to reduce the Company's gross margin percentage for the cigarette category, but are not expected to have a material impact on the cigarette category gross profit dollars. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect cigarette inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosures:

     The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held-to-maturity. The Company is subject to interest rate risk on its existing short-term and long-term debt (including without limitation, the Notes and the Term Loan Facility) and any future financing requirements. The Company's fixed rate debt consists primarily of outstanding balances on its Notes and its variable rate debt relates to borrowings under its Credit Facility (see "Liquidity and Capital Resources").

     The following table presents the future principal cash flows and weighted average interest rates on the Company's debt instruments as of December 24, 1998.



                                                   EXPECTED MATURITY DATE
                                                 (as of December 24, 1998)
(IN THOUSANDS)                        FY 1999     FY 2000      FY 2001     FY 2002      FY 2003     THEREAFTER      TOTAL
Long-Term Debt ....................   $    39     $    39     $ 49,034     $    39     $ 94,039     $ 200,109     $343,299
Short-Term Debt ...................   $ 2,000     $    --     $     --     $    --     $     --     $      --     $  2,000
Weighted Average Interest Rate ....      9.87%       9.88%        9.53%       9.53%        9.53%        10.25%

     Subsequent to December 24, 1998 and on January 28, 1998, the Company refinanced its Senior Notes and outstanding borrowings under its Credit Facility with proceeds from a new Term Loan Facility. On January 28, 1998 and in connection with the Miller Enterprises Acquisition, the Company borrowed approximately $97.0 million under the Term Loan Facility and $5.0 million under the Revolving Credit Facility. The Term Loan Facility requires quarterly principal and interest payments with interest based on a spread over the London Interbank Borrowing Rate ("LIBOR," a variable interest rate). This debt restructuring and the additional borrowings increased the Company's annual principal and interest requirements. However, the lower borrowing rates under the Company's Term Loan Facility reduced its weighted average interest rate. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 5 -- Long-Term Debt" and "Note 8 -- Subsequent Events."

     The following table updates the expected principal cash flows and expected weighted average interest rates for these transactions, as of January 28, 1998



                                                   EXPECTED MATURITY DATE
                                                  (as of January 28, 1999)
(IN THOUSANDS)                         FY 1999      FY 2000      FY 2001      FY 2002      FY 2003    THEREAFTER     TOTAL
Long-Term Debt .....................   $ 2,595     $ 10,395     $ 17,645     $ 20,645     $ 23,895    $ 365,134    $440,309
Short-Term Debt ....................   $ 5,000     $     --     $     --     $     --     $     --    $      --    $  5,000
Weighted Average Interest Rate .....      9.19%        9.22%        9.26%        9.32%        9.40%        9.44%

  Qualitative Disclosures:

     The Company's primary exposure relates to (i) interest rate risk on long-term and short-term borrowings; (ii) its ability to pay or refinance long-term borrowings at maturity at market rates; (iii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants; and (iv) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. In addition, the Company is currently exploring other methods to limit its exposure to short-term interest rate movements, including but not limited to, hedging through the use of interest rate swaps. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates its financial position on an ongoing basis.

                         PART II -- OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 28, 1998, the Company repurchased $49.0 million in principal amount of Senior Notes plus (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

       27.1 Financial Data Schedule.

   (b) Reports on Form 8-K.

       (1) On November 6, 1998, the Company filed a Current Report on Form 8-K announcing its acquisition of certain assets of each of Express Stop, Inc., Bryan Oil Company, Inc., Market Express of Shallote, Inc. and Lennon Oil Company on November 5, 1998.

       (2) On February 8, 1999, the Company filed a Current Report on Form 8-K announcing (i) its acquisition of all of the outstanding capital stock of Miller Enterprises and certain real estate assets of certain affiliates of Miller Enterprises on January 28, 1999, (ii) the refinancing of its 12% Senior Notes and (iii) the amendment and restatement of the Credit Facility.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PANTRY, INC.

   Date: February 8, 1999



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