Form 10-Q
period 1999-03-25
PANTRY INC
filed 1999-05-06
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 25, 1999

                        Commission File Number 33-72574

                               ----------------

                               THE PANTRY, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       56-1574463
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

               1801 Douglas Drive, Sanford, North Carolina 27330
                   (Address of principal executive offices)

                                (919) 774-6700
             (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $0.01 Par Value                          232,701 Shares
                   (Class)                            (Outstanding at April 30, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               THE PANTRY, INC.

                                   FORM 10-Q

                                MARCH 25, 1999

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

  ITEM 1. Financial Statements

      Consolidated Balance Sheets..........................................    1

      Consolidated Statements of Operations................................    3

      Consolidated Statements of Cash Flows................................    4

      Notes to Consolidated Financial Statements...........................    6

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   24


PART II--OTHER INFORMATION


  ITEM 2. Changes in Securities and Use of Proceeds........................   40

  ITEM 6. Exhibits and Reports on Form 8-K.................................   40

                         PART I--FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 24, March 25,
                                                          1998         1999
                                                      ------------- ----------
                                                        (audited)   (unaudited)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................   $ 34,404     $ 24,999
  Receivables (net of allowances for doubtful
   accounts of $280 at September 24, 1998 and $395 at
   March 25, 1999)...................................      9,907       14,829
  Inventories (Note 3)...............................     47,809       61,378
  Income taxes receivable............................        488        4,581
  Prepaid expenses...................................      2,216        2,634
  Property held for sale.............................      3,761           82
  Deferred income taxes, net.........................      3,988        4,133
                                                        --------     --------
    Total current assets.............................    102,573      112,636
                                                        --------     --------
Property and equipment, net..........................    300,978      405,727
                                                        --------     --------
Other assets:
  Goodwill (net of accumulated amortization of
   $11,940 at September 24, 1998 and $13,854 at March
   25, 1999).........................................    120,025      169,431
  Deferred lease costs (net of accumulated
   amortization of $9,001 at September 24, 1998 and
   $9,024 at March 25, 1999).........................        269          247
  Deferred financing cost (net of accumulated
   amortization of $4,871 at September 24, 1998 and
   $5,840 at March 25, 1999).........................     14,545       13,130
  Environmental receivables..........................     13,187       12,732
  Other..............................................      3,243        9,027
                                                        --------     --------
    Total other assets...............................    151,269      204,567
                                                        --------     --------
Total assets.........................................   $554,820     $722,930
                                                        ========     ========


                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                             (Dollars in thousands)

                                                      September 24, March 25,
                                                          1998         1999
                                                      ------------- ----------
                                                        (audited)   (unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current maturities of long-term debt...............   $     45     $  5,431
  Current maturities of capital lease obligations....      1,240        1,240
  Accounts payable:
    Trade............................................     49,559       66,280
    Money orders.....................................      5,181        7,965
  Accrued interest...................................     11,712       10,794
  Accrued compensation and related taxes.............      6,719        7,862
  Other accrued taxes................................      7,007        8,538
  Accrued insurance..................................      5,745        8,501
  Other accrued liabilities..........................     24,348       30,861
                                                        --------     --------
    Total current liabilities........................    111,556      147,472
                                                        --------     --------
Long-term debt.......................................    327,269      454,277
                                                        --------     --------
Other noncurrent liabilities:
  Environmental reserves.............................     17,137       17,185
  Deferred income taxes..............................     20,366       23,414
  Capital lease obligations..........................     12,129       11,498
  Employment obligations.............................        934          749
  Accrued dividends on preferred stock...............      4,391        5,837
  Other..............................................     21,734       26,052
                                                        --------     --------
    Total other noncurrent liabilities...............     76,691       84,735
                                                        --------     --------
Commitments and contingencies (Notes 4 and 5)........

Shareholders' equity (deficit):
  Preferred stock, $.01 par value, 150,000 shares
   authorized; 17,500 issued and outstanding.........        --           --
  Common stock, $.01 par value, 300,000 shares
   authorized; 229,507 issued and outstanding at
   September 24, 1998 and 232,701 issued and
   outstanding at March 25, 1999.....................          2            2
  Additional paid in capital.........................     69,054       70,844
  Shareholder loans..................................       (215)        (937)
  Accumulated deficit................................    (29,537)     (33,463)
                                                        --------     --------
    Total shareholders' equity (deficit).............     39,304       36,446
                                                        --------     --------
Total liabilities and shareholders' equity...........   $554,820     $722,930
                                                        ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                         Three Months
                                             Ended         Six Months Ended
                                       ------------------  ------------------
                                       March 26, March 25, March 26, March 25,
                                         1998      1999      1998      1999
                                       --------  --------  --------  --------
                                         (13       (13       (26       (26
                                        weeks)    weeks)    weeks)    weeks)
Revenues:
  Merchandise sales................... $104,405  $164,572  $193,765  $303,962
  Gasoline sales......................  112,696   189,128   215,718   360,917
  Commissions.........................    3,569     6,092     6,358    10,520
                                       --------  --------  --------  --------
    Total revenues....................  220,670   359,792   415,841   675,399
                                       --------  --------  --------  --------
Cost of sales:
  Merchandise.........................   67,968   110,372   126,865   204,825
  Gasoline............................   99,415   165,859   190,324   314,633
                                       --------  --------  --------  --------
    Total cost of sales...............  167,383   276,231   317,189   519,458
                                       --------  --------  --------  --------
Gross profit..........................   53,287    83,561    98,652   155,941
                                       --------  --------  --------  --------
Operating expenses:
  Store expenses......................   33,688    51,486    61,853    95,215
  General and administrative
   expenses...........................    8,360    12,388    15,532    22,356
  Depreciation and amortization.......    6,624     9,640    11,775    17,830
                                       --------  --------  --------  --------
    Total operating expenses..........   48,672    73,514    89,160   135,401
                                       --------  --------  --------  --------
Income from operations................    4,615    10,047     9,492    20,540
                                       --------  --------  --------  --------
Other income (expense):
  Interest............................   (7,034)   (9,961)  (12,851)  (18,873)
  Miscellaneous.......................      335       312       774       128
                                       --------  --------  --------  --------
    Total other expense...............   (6,699)   (9,649)  (12,077)  (18,745)
                                       --------  --------  --------  --------
Income (loss) before income taxes and
 extraordinary loss...................   (2,084)      398    (2,585)    1,795
Income tax benefits (expense).........      504      (386)      916      (718)
                                       --------  --------  --------  --------
Income (loss) before extraordinary
 loss.................................   (1,580)       12    (1,669)    1,077
Extraordinary loss....................      --     (3,557)   (6,800)   (3,557)
                                       --------  --------  --------  --------
Net loss..............................   (1,580)   (3,545)   (8,469)   (2,480)
Preferred dividends...................     (647)     (734)   (1,586)   (1,466)
                                       --------  --------  --------  --------
Net loss applicable to common
 shareholders......................... $ (2,227) $ (4,279) $(10,055) $ (3,926)
                                       ========  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                          ---------------------
                                                          March 26,   March 25,
                                                             1998       1999
                                                          ----------  ---------
                                                          (26 weeks)  (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................... $  (8,469)  $  (2,480)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Extraordinary loss...................................     6,800       3,405
    Depreciation and amortization........................    11,775      17,830
    Provision for deferred income taxes..................    (1,415)        120
    (Gain) loss on sale of property and equipment........       209        (410)
    Reserves for environmental expenses..................        57          48
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
    Receivables..........................................    (3,758)       (948)
    Inventories..........................................      (781)     (4,628)
    Prepaid expenses.....................................       879         (18)
    Other noncurrent assets..............................     5,366      (2,216)
    Accounts payable.....................................     1,397       7,911
    Other current liabilities and accrued expenses.......     1,559      (5,686)
    Employment obligations...............................      (185)       (185)
    Other noncurrent liabilities.........................     4,218         662
                                                          ---------   ---------
      Net cash provided by operating activities..........    17,652      13,405
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale....................    (2,648)        (93)
  Additions to property and equipment....................   (17,814)    (26,414)
  Proceeds from sale of property held for sale...........     2,025       4,743
  Proceeds from sale of property and equipment...........       682         376
  Acquisitions of related businesses, net of cash
   acquired..............................................  (145,398)   (129,900)
                                                          ---------   ---------
      Net cash used in investing activities..............  (163,153)   (151,288)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..............      (577)       (631)
  Principal repayments of long-term debt.................   (57,009)   (143,999)
  Proceeds from issuance of long-term debt...............   209,022     275,000
  Net proceeds from equity issues........................    31,936       1,068
  Other financing costs..................................   (12,674)     (2,960)
                                                          ---------   ---------
    Net cash provided by financing activities............   170,698     128,478
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH..........................    25,197      (9,405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     3,347      34,404
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  28,544   $  24,999
                                                          =========   =========


                See Notes to Consolidated Financial Statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                           Six Months Ended
                                                       -------------------------
                                                       March 26,  March 25,
                                                          1998       1999
                                                       ---------- ----------
                                                       (26 weeks) (26 weeks)
Cash paid (refunded) during the year:
  Interest............................................   $6,570    $19,791
                                                         ======    =======
  Taxes...............................................   $  670    $   302
                                                         ======    =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

  During 1998, The Pantry entered into several business acquisitions and divestitures (see Note 2--Business Acquisitions). In connection with the Lil' Champ acquisition, the holders of The Pantry's Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry, resulting in an increase in paid in capital of $6,508.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

  The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ Food Stores, Inc. and Lil' Champ's wholly-owned subsidiary Miller Enterprises, Inc., Sandhills, Inc., Global Communications, Inc. and PH Holding Corporation and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. See "Note 7--Supplemental Guarantor Information."

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 25, 1999 and for the three and six months ended March 25, 1999 and March 26, 1998 are unaudited. References herein to "The Pantry" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

  We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in The Pantry's Annual Report on Form 10-K for the fiscal year ended September 24, 1998, The Pantry's Registration Statement on Form S-1, as amended, and The Pantry's Quarterly Report on Form 10-Q for the period ended December 24, 1998.

  Our results of operations for the three and six months ended March 25, 1999 and March 26, 1998 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 25, 1997. These acquisitions have been accounted for under the purchase method (see "Note 2--Businesses Acquisitions" and "Note 8--Subsequent Events"). Furthermore, the convenience store industry in The Pantry's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters.

The Pantry

  The Pantry operated approximately 1,149 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Kentucky, Indiana and Virginia as of March 25, 1999. The Pantry's stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In our Florida, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,068 locations, 778 of which sell gasoline under brand names including Amoco, British Petroleum, Chevron, Citgo, Exxon, Fina, Shell, and Texaco. During the last three fiscal years, merchandise revenues (including commissions from services) and gasoline revenues have averaged approximately 48.6% and 51.4% of total revenues, respectively.

Recent Developments

  On March 11, 1999, we filed a Registration Statement on Form S-1, as amended, relating to an initial public offering of shares of our common stock.

                               THE PANTRY, INC.

  On February 25, 1999, we acquired 60 convenience stores and related assets from Taylor Oil Company ("Taylor"). The stores are located in North Carolina and Virginia and are operated under the name "ETNA." This transaction was primarily funded from borrowings under the Company's 1999 bank credit facility. See "Note 2--Business Acquisitions."

  On January 28, 1999, we entered into an Amended and Restated Credit Facility (the "1999 Bank Credit Facility") consisting of (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses and (iii) a term loan facility with outstanding borrowings of $239.0 million. See "Note 5--Long Term Debt." The 1999 bank credit facility replaces a previous facility (the "1998 bank credit facility").

  We used the proceeds of the term loan facility and a $5.0 million initial draw under our revolving credit facility, along with cash on hand, to (i) finance the acquisition of Miller Enterprises and affiliates, (ii) refinance $94.0 million outstanding under the 1998 bank credit facility, (iii) redeem our outstanding senior notes in the aggregate principal amount of $49.0 million and (iv) pay related transaction costs.

  On January 28, 1999, we acquired 100% of the outstanding capital stock of Miller Enterprises and certain other real estate assets of certain affiliates of Miller for $95.1 million. Miller is a leading operator of convenience stores, operating 121 stores located in central Florida under the name "Handy Way." The purchase price and the fees and expenses of the Miller acquisition were financed with proceeds from the 1999 bank credit facility and cash on hand.

  Also on January 28, 1999, we repurchased $49.0 million in principal amount of senior notes and paid (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the 1999 bank credit facility. The Pantry recognized an extraordinary loss, net of taxes, of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of a $2.0 million call premium and the write-off of related deferred financing costs.

NOTE 2--BUSINESS ACQUISITIONS:

  During the six months ended March 25, 1999, The Pantry acquired the businesses described below, which are accounted for by the purchase method of accounting:

  . The October 22, 1998 acquisition of the operating assets of 10 convenience stores in eastern North Carolina, which was financed primarily from cash on hand.

  . The November 5, 1998 acquisition of the operating assets of 22 convenience stores in North Carolina and South Carolina, which was financed with proceeds from the 1998 bank credit facility and cash on hand.

  . The January 28, 1999 acquisition of all of the common stock of Miller Enterprises. The purchase price, the refinancing of existing Miller debt, and the fees and expenses of the Miller acquisition were financed with the proceeds from the 1999 bank credit facility and cash on hand.

  . The February 25, 1999 acquisition of the operating assets of 60 convenience stores in North Carolina and Virginia which was financed with proceeds from the 1999 bank credit facility and cash on hand.

                               THE PANTRY, INC.

  During fiscal 1998, The Pantry acquired and disposed of the businesses described below. These acquisitions were accounted for by the purchase method of accounting:

  . The October 23, 1997 acquisition of all of the common stock of Lil' Champ. Lil' Champ's 433 (see the September transactions discussed below) stores are located primarily in northern Florida. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ acquisition were financed with the proceeds from the offering of $200.0 million, 10.5% Senior Subordinated Notes due 2007, cash on hand and the purchase by existing shareholders and management of the Company of an additional $32.4 million of our common stock.

  . The March 19, 1998 acquisition of the operating assets of 23 convenience stores in eastern North Carolina which was financed with proceeds from the 1998 bank credit facility and cash on hand.

  . The April and May 1998 acquisitions, in three separate transactions, of 12 convenience stores in the Gainesville, Florida area, which were financed with proceeds from the 1998 bank credit facility and cash on hand.

  . The July 2, 1998 acquisition of certain assets of Quick Stop Food Mart, Inc. ("Quick Stop") including, but not limited to, 75 convenience stores located throughout North Carolina and South Carolina, which were financed with the proceeds of the sale of common stock to existing shareholders, borrowings under the 1998 bank credit facility and cash on hand.

  . The July 15, 1998 acquisition of certain assets of Stallings Oil Company, Inc. ("Stallings") including, but not limited to, 41 convenience stores located throughout North Carolina and Virginia. The Stallings and Quick Stop acquisitions were financed by proceeds of $50.0 million from the 1998 bank credit facility, cash on hand, and an equity investment of $25.0 million by existing shareholders of the Company.

  . The September 1, 1998 disposition of certain assets of Lil' Champ including 48 convenience stores located throughout eastern Georgia.

  . The September 1, 1998 acquisition of the operating assets of 4 convenience stores located in northern Florida which was financed with a portion of the proceeds from the disposition of the assets discussed above.

  With the exception of the Lil' Champ acquisition, the purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization. The purchase price allocation for the Lil' Champ acquisition has been finalized.

  The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                            Six Months Ended
                                                            ------------------
                                                             March     March
                                                            26, 1998  25, 1999
                                                            --------  --------
   Total revenues.......................................... $827,185  $805,923
   Income before extraordinary loss........................ $  1,207  $ (1,050)
   Net income (loss)....................................... $ (5,593) $ (4,607)

  In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1997 or fiscal 1998, or of future operations of the combined companies.

                               THE PANTRY, INC.

NOTE 3--INVENTORIES

  Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):

                                                         September 24, March 26,
                                                             1998        1999
                                                         ------------- ---------
   Inventories at FIFO cost:
     Merchandise........................................    $41,967     $56,055
     Gasoline...........................................     11,510      14,932
                                                            -------     -------
                                                             53,477      70,987
   Less adjustment to LIFO cost:
     Merchandise........................................     (5,668)     (9,348)
     Gasoline...........................................        --         (261)
                                                            -------     -------
   Inventories at LIFO cost.............................    $47,809     $61,378
                                                            =======     =======

  Total inventories at September 24, 1998 and March 25, 1999 include $5.2 million and $6.4 million of gasoline inventories held by Lil' Champ and Miller (March 25, 1999 only) that are recorded under the FIFO method, respectively. Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 24, 1998 and March 25, 1999.

NOTE 4--ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

  As of March 25, 1999, The Pantry was contingently liable for outstanding letters of credit in the amount of $15.7 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

  The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry , with additional taxes plus penalties and accrued interest totaling approximately $5 million, for the periods February 1, 1992 to September 26, 1996. The Pantry reached a tentative settlement with the State of North Carolina, which is pending final approval by the State. Under the settlement, The Pantry will reduce State net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to state net economic losses and a reduction of deferred tax assets which is fully offset by a corresponding reduction to the valuation allowance. The Pantry is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties would be substantially reduced. Based on this, The Pantry believes the outcome of the audits will not have a material adverse effect on its financial condition or financial statements.

  The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

                               THE PANTRY, INC.

Environmental Liabilities and Contingencies

  The Pantry is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks. Regulations enacted by the EPA in 1988 established requirements for (i) installing underground storage tank systems; (ii) upgrading underground storage tank systems; (iii) taking corrective action in response to releases;
(iv) closing underground storage tank systems; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. The Pantry facilities in Florida all meet or exceed such rules. The following is an overview of the requirements imposed by these regulations:

  . Leak Detection: The EPA and states' release detection regulations were phased in based on the age of the underground storage tanks. All underground storage tanks were required to comply with leak detection requirements by December 22, 1993. The Pantry utilizes several approved leak detection methods for all Company-owned underground storage tank systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each underground storage tank system and highlights discrepancies. The Pantry believes it is in full or substantial compliance with the leak detection requirements applicable to underground storage tanks.

  . Corrosion Protection: The 1988 EPA regulations require that all underground storage tank systems have corrosion protection by December 22, 1998. All of The Pantry's underground storage tanks have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel underground storage tanks with interior fiberglass lining and the installation of cathodic protection.

  . Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Pantry has installed spill/overfill equipment on all company-owned underground storage tank systems to meet these regulations.

  In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, Virginia and South Carolina and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance. The Pantry has sold all of its Georgia stores but has retained responsibility for pre-closing environmental remediation at certain locations. The costs of such remediation and third party claims should be covered by the state trust fund, subject to applicable deductibles and caps on reimbursements.

  All states in which The Pantry operates or has operated underground storage tank systems have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance

                                THE PANTRY, INC.

coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by a underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. The Pantry has paid underground storage tank registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Florida, Georgia, and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities.

  Costs for which The Pantry does not receive reimbursement include but are not limited to, the per-site deductible, costs incurred in connection with releases occurring or reported to trust funds prior to their inception, removal and disposal of underground storage tank systems, and costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require The Pantry to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. The Pantry will meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter of credit. In addition to material amounts to be spent by The Pantry, a substantial amount will be expended for remediation on behalf of The Pantry by state trust funds established in The Pantry's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by The Pantry, The Pantry will be obligated to make such payments, which could materially adversely affect The Pantry's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

  Environmental reserves of $17.1 million and $17.2 million as of September 24, 1998 and March 25, 1999, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, and March 25, 1999, these anticipated reimbursements of $13.2 million and $12.7 million, respectively, are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

  The Pantry has reserved $500,000 to cover third party claims that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the fact that remediation standards and expectations are evolving, the legal principles regarding the right to and proper measure of damages for diminution in value, lost profit, lost opportunity and damage to soil and subsurface water that may be owned by the state, the absence of controlling authority of the limitation period, if any, that may be applicable and the possibility that remediation, which will be funded by state trust funds, private insurance or is included within the reserve described above for remediation, may be sufficient.

                               THE PANTRY, INC.

  Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release The Pantry from responsibility related to known contamination at those sites.

NOTE 5--LONG-TERM DEBT

  At September 24, 1998 and March 25, 1999, long-term debt consisted of the following (in thousands):

                                                                        March
                                                               1998    25, 1999
                                                             --------  --------
   Senior notes payable; due November 15, 2000; interest
    payable semi-annually at 12%...........................  $ 48,995  $    --
   Senior subordinated notes payable; due October 15, 2007;
    interest payable semi-annually at 10.25%...............   200,000   200,000
   Term loan facility--Tranche A; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.0%; principal
    due in quarterly installments beginning April 30, 1999
    through April 30, 2003.................................       --     79,086
   Term loan facility--Tranche B; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.5%; principal
    due in quarterly installments beginning April 30, 1999
    through April 30, 2004.................................       --    159,939
   Acquisition facility; interest payable monthly at LIBOR
    (4.94% at March 25, 1999) plus 2.5%; principal due in
    quarterly installments through October 31, 2002........    78,000    19,000
   Notes payable to McLane Company, Inc.; zero (0.0%)
    interest, with principal due in annual installments
    through February 26, 2003..............................       --      1,380
   Other notes payable; various interest rates and maturity
    dates..................................................       319       303
                                                             --------  --------
                                                              327,314   459,708
   Less--current maturities................................       (45)   (5,431)
                                                             --------  --------
                                                             $327,269  $454,277
                                                             ========  ========

  The senior notes and senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors (see "Note 7--Supplemental Guarantor Information"). On January 28, 1999, The Pantry repurchased $49.0 million in principal amount of senior notes plus (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the 1999 bank credit facility and cash on hand.

  On January 28, 1999, we entered into the 1999 bank credit facility consisting of (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses and (iii) term loan facilities with outstanding borrowings of $239.0 million.

  The Company used the proceeds of the term loan facility and a $5.0 million initial draw under the revolving credit facility, along with cash on hand, to
(i) finance the Miller Enterprises acquisition, (ii) refinance $94.0 million outstanding under the 1998 bank credit facility, (iii) redeem our outstanding senior notes in the aggregate principal amount of $49.0 million and (iv) pay related transaction costs.

                                THE PANTRY, INC.

  The annual maturities of notes payable are as follows (in thousands):

     Year Ended September:
       1999............................................................ $  2,896
       2000............................................................   10,686
       2001............................................................   17,939
       2002............................................................   20,943
       2003............................................................   37,931
       Thereafter......................................................  369,313
                                                                        --------
                                                                        $459,708
                                                                        ========

  As of March 25, 1999, The Pantry was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

  As of March 25, 1999, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

NOTE 6--SHAREHOLDERS' EQUITY

  On August 31, 1998, The Pantry adopted the 1998 Stock Subscription Plan. The Stock Subscription Plan allows us to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. During the six months ended March 25, 1999, 2,636 shares, net of repurchases of 123 shares were issued under the Stock Subscription Plan. These shares were sold at fair value ($575), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.8%, due August 31, 2003.

NOTE 7--SUPPLEMENTAL GUARANTOR INFORMATION

  Lil' Champ, Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guarantee, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its senior subordinated notes, its senior notes indenture and its 1999 bank credit facility.

  Management has determined that separate financial statements of the Guarantors would not provide significant additive information to investors and in lieu of such separate financial statements, The Pantry has presented supplemental combining information. This supplemental combining information includes the consolidated financial statements of the Company's unrestricted subsidiary, PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. (together, the "Non-Guarantors"). Accordingly, the following supplemental combining information presents information regarding The Pantry, the Guarantors, the Non-Guarantors, and related consolidating entries.

  The Pantry accounts for its wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal consolidating entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                         Year Ended September 24, 1998

                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
                                           (Dollars in thousands)
         ASSETS
         ------

Current assets:
  Cash and cash
   equivalents..........  $ 24,031    $  6,300      $4,073      $     --    $ 34,404
  Receivables, net......    11,211       9,263       1,030        (11,597)     9,907
  Inventories...........    24,933      22,876         --             --      47,809
  Income taxes
   receivable...........       270      (2,098)       (472)         2,788        488
  Prepaid expenses......     1,206       1,007           3            --       2,216
  Property held for
   sale.................     3,761         --          --             --       3,761
  Deferred income
   taxes................     1,262       2,726         --             --       3,988
                          --------    --------      ------      ---------   --------
    Total current
     assets.............    66,674      40,074       4,634         (8,809)   102,573
                          --------    --------      ------      ---------   --------
Investment in
 subsidiaries...........    69,317         --           --        (69,317)       --
                          --------    --------      ------      ---------   --------
Property and equipment,
 net....................   125,340     175,298         340            --     300,978
                          --------    --------      ------      ---------   --------
Other assets:
  Goodwill, net.........    72,375      47,650         --             --     120,025
  Deferred lease cost,
   net..................       269         --          --             --         269
  Deferred financing
   cost, net............    14,545         --          --             --      14,545
  Environmental
   receivables, net.....    11,566       1,621         --             --      13,187
  Intercompany notes
   receivable...........    19,803      49,705         --         (69,508)       --
  Other noncurrent
   assets...............       155       3,088         --             --       3,243
                          --------    --------      ------      ---------   --------
    Total other assets..   118,713     102,064         --         (69,508)   151,269
                          --------    --------      ------      ---------   --------
    Total assets........  $380,044    $317,436      $4,974      $(147,634)  $554,820
                          ========    ========      ======      =========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

               SUPPLEMENTAL COMBINING BALANCE SHEETS--(Continued)

                         Year Ended September 24, 1998

                               The Pantry  Guarantor   Non-Guarantor
                                (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                               ---------- ------------ ------------- ------------ --------
                                                 (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT)
-----------------------------

Current liabilities:
  Current maturities of long-
   term debt.................   $     17    $     10      $   18      $     --    $     45
  Current maturities of
   capital lease
   obligations...............        213       1,027         --             --       1,240
Accounts payable:
  Trade......................     28,563      20,996         --             --      49,559
  Money orders...............      4,112       1,069         --             --       5,181
  Accrued interest...........     11,564       1,283           1         (1,136)    11,712
  Accrued compensation and
   related taxes.............      4,366       2,352           1            --       6,719
  Other accrued taxes........      3,108       3,899         --             --       7,007
  Accrued insurance..........      3,188       2,557         --             --       5,745
  Other accrued liabilities..     11,118      18,877         122         (5,769)    24,348
                                --------    --------      ------      ---------   --------
    Total current
     liabilities.............     66,249      52,070         142         (6,905)   111,556
                                --------    --------      ------      ---------   --------
Long-term debt...............    188,151     139,000         118            --     327,269
                                --------    --------      ------      ---------   --------
Other noncurrent liabilities:
  Environmental reserves.....     13,487       3,650         --             --      17,137
  Deferred income taxes......        (36)     22,001         --          (1,599)    20,366
  Capital lease obligations..      1,534      10,595         --             --      12,129
  Employment obligations.....        934         --          --             --         934
  Accrued dividends on
   preferred stock...........      4,391         --          --             --       4,391
  Intercompany note payable..     50,705      20,822         --         (71,527)       --
  Other noncurrent
   liabilities...............     15,325       5,737          38            634     21,734
                                --------    --------      ------      ---------   --------
    Total other noncurrent
     liabilities.............     86,340      62,805          38        (72,492)    76,691
                                --------    --------      ------      ---------   --------
SHAREHOLDERS' EQUITY
 (DEFICIT):
  Preferred stock............        --          --          --             --         --
  Common stock...............          2           1         --              (1)         2
  Additional paid-in
   capital...................     69,054       6,758       5,001        (11,759)    69,054
  Shareholder loan...........       (215)        --          --             --        (215)
  Accumulated earnings
   (deficit).................    (29,537)     56,802        (325)       (56,477)   (29,537)
                                --------    --------      ------      ---------   --------
    Total shareholders'
     equity (deficit)........     39,304      63,561       4,676        (68,237)    39,304
                                --------    --------      ------      ---------   --------
    Total liabilities and
     shareholders' equity
     (deficit)...............   $380,044    $317,436      $4,974      $(147,634)  $554,820
                                ========    ========      ======      =========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                                 March 25, 1999

                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
                                           (Dollars in thousands)
         ASSETS
         ------

Current assets:
 Cash and cash
  equivalents...........  $  9,686    $ 11,089      $4,224      $     --    $ 24,999
 Receivables, net.......    19,281      25,878       1,030        (31,360)    14,829
 Inventories............    32,163      29,215         --             --      61,378
 Income taxes
  receivable
  (payable).............     1,883      (2,634)       (551)         5,883      4,581
 Prepaid expenses.......     1,297       1,329           8            --       2,634
 Property held for
  sale..................        82         --          --             --          82
 Deferred income
  taxes.................     1,366       2,767         --             --       4,133
                          --------    --------      ------      ---------   --------
     Total current
      assets............    65,758      67,644       4,711        (25,477)   112,636
                          --------    --------      ------      ---------   --------
Investment in
 subsidiaries...........    77,188         968         --         (78,156)       --
                          --------    --------      ------      ---------   --------
Property and equipment,
 net....................   147,662     257,728         337            --     405,727
                          --------    --------      ------      ---------   --------
Other assets:
 Goodwill, net..........    97,555      71,876         --             --     169,431
 Deferred lease cost,
  net...................       247         --          --             --         247
 Deferred financing
  cost, net.............    13,130         --          --             --      13,130
 Environmental
  receivables, net......    11,566       1,166         --             --      12,732
 Intercompany note
  receivable............   257,465      49,705         --        (307,170)       --
 Other..................     3,214       4,845         --             968      9,027
                          --------    --------      ------      ---------   --------
     Total other
      assets............   383,177     127,592         --        (306,202)   204,567
                          --------    --------      ------      ---------   --------
     Total assets.......  $673,785    $453,932      $5,048      $(409,835)  $722,930
                          ========    ========      ======      =========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

               SUPPLEMENTAL COMBINING BALANCE SHEETS--(Continued)

                                 March 25, 1999

                               The Pantry  Guarantor   Non-Guarantor
                                (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                               ---------- ------------ ------------- ------------ --------
                                                 (Dollars in thousands)
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT)
-----------------------------
Current liabilities:
 Current maturities of long-
  term debt..................   $  5,117    $    296      $   18      $     --    $  5,431
 Current maturities of
  capital lease
  obligations................        213       1,027         --             --       1,240
 Accounts payable:
   Trade.....................     35,009      31,297         --             (26)    66,280
   Money orders..............      4,620       3,345         --             --       7,965
 Accrued interest............     14,373         --            1         (3,580)    10,794
 Accrued compensation and
  related taxes..............      4,019       3,842           1            --       7,862
 Other accrued taxes.........      2,529       6,009         --             --       8,538
 Accrued insurance...........      3,825       4,676         --             --       8,501
 Other accrued liabilities...     24,634      23,464         121        (17,358)    30,861
                                --------    --------      ------      ---------   --------
     Total current
      liabilities............     94,339      73,956         141        (20,964)   147,472
                                --------    --------      ------      ---------   --------
Long-term debt...............    453,072       1,097         108            --     454,277
                                --------    --------      ------      ---------   --------
Other noncurrent liabilities:
 Environmental reserves......     13,566       3,619         --             --      17,185
 Deferred income taxes.......     (1,667)     25,081         --             --      23,414
 Capital lease obligations...      1,413      10,085         --             --      11,498
 Employment obligations......        749         --          --             --         749
 Accrued dividends on
  preferred stock............      5,837         --          --             --       5,837
 Intercompany note payable...     51,705     259,961         --        (311,666)       --
 Other.......................     18,325       7,690          37            --      26,052
                                --------    --------      ------      ---------   --------
     Total other noncurrent
      liabilities............     89,928     306,436          37       (311,666)    84,735
                                --------    --------      ------      ---------   --------
SHAREHOLDERS' EQUITY
 (DEFICIT):
Preferred stock..............        --          --          --             --         --
Common stock.................          2           1       5,001         (5,002)         2
Additional paid-in capital...     70,844       6,882         --          (6,882)    70,844
Shareholder loans............       (937)        --          --             --        (937)
Accumulated earnings
 (deficit)...................    (33,463)     65,560        (239)       (65,321)   (33,463)
                                --------    --------      ------      ---------   --------
     Total shareholders'
      equity (deficit).......     36,446      72,443       4,762        (77,205)    36,446
                                --------    --------      ------      ---------   --------
     Total liabilities and
      shareholders' equity
      (deficit)..............   $673,785    $453,932      $5,048      $(409,835)  $722,930
                                ========    ========      ======      =========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       Three Months Ended March 26, 1998

                            The
                           Pantry    Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          --------  ------------ ------------- ------------ --------
                                           (dollars in thousands)
Revenues:
  Merchandise sales.....  $48,733     $ 55,672       $ --        $   --     $104,405
  Gasoline sales........   48,636       64,060         --            --      112,696
  Commissions...........    1,483        2,086         --            --        3,569
                          -------     --------       ----        -------    --------
    Total revenues......   98,852      121,818         --            --      220,670
                          -------     --------       ----        -------    --------
Cost of sales:
  Merchandise...........   31,272       36,696         --            --       67,968
  Gasoline..............   43,541       55,874         --            --       99,415
                          -------     --------       ----        -------    --------
    Total cost of
     sales..............   74,813       92,570         --            --      167,383
                          -------     --------       ----        -------    --------
Gross profit............   24,039       29,248         --            --       53,287
                          -------     --------       ----        -------    --------
Operating expenses:
  Store expenses........   18,960       17,723        (59)        (2,936)     33,688
  General and
   administrative
   expenses.............    4,146        4,207          7            --        8,360
  Depreciation and
   amortization.........    3,317        3,306          1            --        6,624
                          -------     --------       ----        -------    --------
    Total operating
     expenses...........   26,423       25,236        (51)        (2,936)     48,672
                          -------     --------       ----        -------    --------
Income (loss) from
 operations.............   (2,384)       4,012         51          2,936       4,615
                          -------     --------       ----        -------    --------
Equity in earnings of
 subsidiaries...........    4,098          --          --         (4,098)        --
                          -------     --------       ----        -------    --------
Other income (expense):
  Interest expense......   (3,977)      (4,038)        (3)           984      (7,034)
  Miscellaneous.........      179        4,097          9         (3,950)        335
                          -------     --------       ----        -------    --------
    Total other
     expense............   (3,798)          59          6         (2,966)     (6,699)
                          -------     --------       ----        -------    --------
Income (loss) before
 income taxes and
 extraordinary item.....   (2,084)       4,071         57         (4,128)     (2,084)
Income tax benefit
 (expense)..............      504       (1,368)       (57)         1,425         504
                          -------     --------       ----        -------    --------
Net income (loss) before
 extraordinary item.....   (1,580)       2,703         --         (2,703)     (1,580)
Extraordinary item, net
 of taxes...............      --           --          --            --          --
                          -------     --------       ----        -------    --------
Net income (loss).......   (1,580)       2,703         --         (2,703)     (1,580)
Preferred dividends.....     (647)         --          --            --         (647)
                          -------     --------       ----        -------    --------
Net income (loss)
 applicable to common
 shareholders...........  $(2,227)    $  2,703       $ --        $(2,703)   $ (2,227)
                          =======     ========       ====        =======    ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       Three Months Ended March 25, 1999

                                        Total
                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (dollars in thousands)
Revenues:
  Merchandise sales.....   $ 86,920    $ 77,652       $ --        $   --     $164,572
  Gasoline sales........    105,111      84,017         --            --      189,128
  Commissions...........      3,786       2,306         --            --        6,092
                           --------    --------       ----        -------    --------
    Total revenues......    195,817     163,975         --            --      359,792
                           --------    --------       ----        -------    --------
Cost of sales:
  Merchandise...........    (58,745)     51,627         --            --      110,372
  Gasoline..............    (93,108)     72,751         --            --      165,859
                           --------    --------       ----        -------    --------
    Total cost of
     sales..............    151,853     124,378         --            --      276,231
                           --------    --------       ----        -------    --------
Gross profit............     43,964      39,597         --            --       83,561
                           --------    --------       ----        -------    --------
Operating expenses:
  Store expenses........     33,496      23,802        (60)        (5,752)     51,486
  General and
   administrative
   expenses.............      6,174       6,208          6            --       12,388
  Depreciation and
   amortization.........      4,583       5,056          1            --        9,640
                           --------    --------       ----        -------    --------
    Total operating
     expenses...........     44,253      35,066        (53)        (5,752)     73,514
                           --------    --------       ----        -------    --------
Income (loss) from
 operations.............       (289)      4,531         53          5,752      10,047
                           --------    --------       ----        -------    --------
Equity in earnings of
 subsidiaries...........      6,425          16         --          6,441         --
                           --------    --------       ----        -------    --------
Other income (expense):
  Interest expense......     (5,792)     (5,447)         2          1,280      (9,961)
  Miscellaneous.........         54       7,235         38          7,015         312
                           --------    --------       ----        -------    --------
    Total other
     expenses...........     (5,738)      1,788         36         (5,735)     (9,649)
                           --------    --------       ----        -------    --------
Income (loss) before
 income taxes and
 extraordinary loss.....        398       6,335         89         (6,424)        398
Income tax benefit
 (expense)..............       (386)     (2,306)        34          2,340        (386)
                           --------    --------       ----        -------    --------
Net income (loss) before
 extraordinary item.....         12       4,029         55         (4,084)         12
Extraordinary loss......     (3,557)        --          --            --       (3,557)
                           --------    --------       ----        -------    --------
Net income (loss).......     (3,545)      4,029         55         (4,084)     (3,545)
Preferred dividends.....       (734)        --          --            --         (734)
                           --------    --------       ----        -------    --------
Net income (loss)
 applicable to common
 shareholders...........   $ (4,279)   $  4,029       $ 55        $(4,084)   $ (4,279)
                           ========    ========       ====        =======    ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        Six Months Ended March 26, 1998

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (dollars in thousands)
Revenues:
  Merchandise sales.....   $ 99,613    $ 94,152       $ --        $   --     $193,765
  Gasoline sales........    105,466     110,252         --            --      215,718
  Commissions...........      2,915       3,443         --            --        6,358
                           --------    --------       -----       -------    --------
    Total revenues......    207,994     207,847         --            --      415,841
                           --------    --------       -----       -------    --------
Cost of sales:
  Merchandise...........     64,374      62,491         --            --      126,865
  Gasoline..............     93,984      96,340         --            --      190,324
                           --------    --------       -----       -------    --------
    Total cost of
     sales..............    158,358     158,831         --            --      317,189
                           --------    --------       -----       -------    --------
Gross profit............     49,636      49,016         --            --       98,652
                           --------    --------       -----       -------    --------
Operating expenses:
  Store expenses........     37,962      30,212        (119)       (6,202)     61,853
  General and
   administrative
   expenses.............      8,481       7,039          12           --       15,532
  Depreciation and
   amortization.........      6,187       5,585           3           --       11,775
                           --------    --------       -----       -------    --------
    Total operating
     expenses...........     52,630      42,836        (104)       (6,202)     89,160
                           --------    --------       -----       -------    --------
Income (loss) from
 operations.............     (2,994)      6,180         104         6,202       9,492
                           --------    --------       -----       -------    --------
Equity in earnings of
 subsidiaries...........      8,071         --          --         (8,071)        --
                           --------    --------       -----       -------    --------
Other income (expense):
  Interest expense......     (8,125)     (6,785)         (6)        2,065     (12,851)
  Miscellaneous.........        463       8,562          15        (8,266)        774
                           --------    --------       -----       -------    --------
    Total other
     expense............     (7,662)      1,777           9        (6,201)    (12,077)
                           --------    --------       -----       -------    --------
Income (loss) before
 income taxes and
 extraordinary item.....     (2,585)      7,957         113        (8,070)     (2,585)
Income tax benefit
 (expense)..............        916      (2,755)       (132)        2,887         916
                           --------    --------       -----       -------    --------
Net income (loss) before
 extraordinary item.....     (1,669)      5,202         (19)       (5,183)     (1,669)
Extraordinary item, net
 of taxes...............     (6,800)        --          --            --       (6,800)
                           --------    --------       -----       -------    --------
Net income (loss).......     (8,469)      5,202         (19)       (5,183)     (8,469)
Preferred dividends.....     (1,586)        --          --            --       (1,586)
                           --------    --------       -----       -------    --------
Net income (loss)
 applicable to common
 shareholders...........   $(10,055)   $  5,202       $ (19)      $(5,183)   $(10,055)
                           ========    ========       =====       =======    ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                        Six Months Ended March 25, 1999

                                        Total
                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (dollars in thousands)
Revenues:
  Merchandise sales.....   $170,297    $133,665       $ --        $    --    $303,962
  Gasoline sales........    212,186     148,731         --             --     360,917
  Commissions...........      6,294       4,226         --             --      10,520
                           --------    --------       -----       --------   --------
    Total revenues......    388,777     286,622         --             --     675,399
                           --------    --------       -----       --------   --------
Cost of sales:
  Merchandise...........    115,711      89,114         --             --     204,825
  Gasoline..............    186,555     128,078         --             --     314,633
                           --------    --------       -----       --------   --------
    Total cost of
     sales..............    302,266     217,192         --             --     519,458
                           --------    --------       -----       --------   --------
Gross profit............     86,511      69,430         --             --     155,941
                           --------    --------       -----       --------   --------
Operating expenses:
  Store expenses........     65,635      41,158        (121)       (11,457)    95,215
  General and
   administrative
   expenses.............     11,849      10,496          11            --      22,356
  Depreciation and
   amortization.........      9,119       8,708           3            --      17,830
                           --------    --------       -----       --------   --------
    Total operating
     expenses...........     86,603      60,362        (107)       (11,457)   135,401
                           --------    --------       -----       --------   --------
Income (loss) from
 operations.............        (92)      9,068         107         11,457     20,540
                           --------    --------       -----       --------   --------
Equity in earnings of
 subsidiaries...........     13,677          16         --         (13,693)       --
                           --------    --------       -----       --------   --------
Other income (expense):
  Interest expense......    (11,564)     (9,819)         (5)         2,515    (18,873)
  Miscellaneous.........       (226)     14,237          72        (13,955)       128
                           --------    --------       -----       --------   --------
    Total other
     expense............    (11,790)      4,418          67        (11,440)   (18,745)
                           --------    --------       -----       --------   --------
Income (loss) before
 income taxes and
 extraordinary loss.....      1,795      13,502         174        (13,676)     1,795
Income tax benefit
 (expense)..............       (718)     (4,717)        (89)         4,806       (718)
                           --------    --------       -----       --------   --------
Net income (loss) before
 extraordinary loss.....      1,077       8,785          85         (8,870)     1,077
Extraordinary loss......     (3,557)        --          --             --      (3,557)
                           --------    --------       -----       --------   --------
Net income (loss).......     (2,480)      8,785          85         (8,870)    (2,480)
Preferred dividends.....     (1,466)        --          --             --      (1,466)
                           --------    --------       -----       --------   --------
Net income (loss)
 applicable to common
 shareholders...........   $ (3,926)   $  8,785       $  85       $ (8,870)  $ (3,926)
                           ========    ========       =====       ========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        Six Months Ended March 25, 1998

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations   Total
                          ---------- ------------ ------------- ------------ ---------
                                             (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss).......   $ (8,469)  $   5,202       $(19)       $(5,183)   $  (8,469)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
  Extraordinary loss....      6,800         --         --             --         6,800
  Depreciation and
   amortization.........      6,193       5,580          2            --        11,775
  Provision for deferred
   income taxes.........     (1,398)        --         (17)           --        (1,415)
  (Gain) loss on sale of
   property and
   equipment............        100         109        --             --           209
  Reserves for
   environmental
   issues...............         57         --         --             --            57
  Equity earnings of
   affiliates...........     (5,183)        --         --           5,183          --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (3,068)     (6,891)        26          6,175       (3,758)
  Inventories...........      1,501      (2,282)       --             --          (781)
  Prepaid expenses......        423         462         (6)           --           879
  Other noncurrent
   assets...............        (15)       (386)       --           5,767        5,366
  Accounts payable......       (661)      2,056        --               2        1,397
  Other current
   liabilities and
   accrued expenses.....      5,883       3,462        136         (7,922)       1,559
  Employment
   obligations..........       (185)        --         --             --          (185)
  Other noncurrent
   liabilities..........      2,675       1,543        --             --         4,218
                           --------   ---------       ----        -------    ---------
Net cash provided by
 operating activities...      4,653       8,855        122          4,022       17,652
                           --------   ---------       ----        -------    ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
Additions to property
 held for sale..........     (2,648)        --         --             --        (2,648)
Additions to property
 and equipment..........    (11,324)     (6,490)       --             --       (17,814)
Proceeds from sale of
 property held for
 sale...................      2,025         --         --             --         2,025
Proceeds from sale of
 property and
 equipment..............        316         366        --             --           682
Intercompany notes
 receivable (payable)...      4,048         --         (26)        (4,022)         --
Acquisitions of related
 businesses, net of cash
 acquired of $10,487....     (9,500)   (135,898)       --             --      (145,398)
                           --------   ---------       ----        -------    ---------
Net cash used in
 investing activities...    (17,083)   (142,022)       (26)        (4,022)    (163,153)
                           --------   ---------       ----        -------    ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Principal repayments
 under capital leases...       (151)       (426)       --             --          (577)
Principal repayments of
 long-term debt.........    (57,000)        --          (9)           --       (57,009)
Proceeds from issuance
 of long-term debt......     63,267     145,755        --             --       209,022
Net proceeds from equity
 issue..................     31,936         --         --             --        31,936
Other financing costs...    (12,674)        --         --             --       (12,674)
                           --------   ---------       ----        -------    ---------
Net cash provided by
 (used in) financing
 activities.............     25,378     145,329         (9)           --       170,698
                           --------   ---------       ----        -------    ---------
NET INCREASE IN CASH....     12,948      12,162         87            --        25,197
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD....      2,247         279        821            --         3,347
                           --------   ---------       ----        -------    ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD.................   $ 15,195   $  12,441       $908        $   --     $  28,544
                           ========   =========       ====        =======    =========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        Six Months Ended March 25, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations   Total
                          ---------- ------------ ------------- ------------ ---------
                                             (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss).......   $ (2,480)   $ 8,785       $  85        $ (8,870)  $  (2,480)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
  Extraordinary loss....      3,405        --           --             --        3,405
  Depreciation and
   amortization.........      9,119      8,708            3            --       17,830
  Provision for deferred
   income taxes.........       (136)       256          --             --          120
  (Gain) loss on sale of
   property and
   equipment............       (741)       344          --             (13)       (410)
  Reserves for
   environmental
   issues...............         79        (31)         --             --           48
  Provision for closed
   stores...............        --         --           --             --          --
  Equity earnings of
   affiliates...........     (8,950)       --           --           8,950         --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (9,311)    (7,685)         569         15,479        (948)
  Inventories...........     (3,668)      (960)         --             --       (4,628)
  Prepaid expenses......        (44)        31           (5)           --          (18)
  Other noncurrent
   assets...............       (218)    (2,011)         --              13      (2,216)
  Accounts payable......      6,914        997          --             --        7,911
  Other current
   liabilities and
   accrued expenses.....     16,036     (9,863)        (490)       (11,369)     (5,686)
  Employment
   obligations..........       (185)       --           --             --         (185)
  Accrued dividends.....        --         --           --             --          --
  Other noncurrent
   liabilities..........      2,999     (1,703)          (1)          (633)        662
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) operating
 activities.............     12,819     (3,132)         161          3,557      13,405
                           --------    -------       ------       --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
Additions to property
 held for sale..........        (93)       --           --             --          (93)
Additions to property
 and equipment..........    (15,507)   (10,907)         --             --      (26,414)
Proceeds from sale of
 property held for
 sale...................      4,743        --           --             --        4,743
Proceeds from sale of
 property and
 equipment..............        376        --           --             --          376
Intercompany notes
 receivable (payable)...     (2,081)   100,139          --         (98,058)        --
Acquisitions of related
 businesses, net of cash
 acquired ..............   (143,610)   (80,791)         --          94,501    (129,900)
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) investing
 activities.............   (156,172)     8,441          --          (3,557)   (151,288)
                           --------    -------       ------       --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Principal repayments
 under capital leases...       (121)      (510)         --             --         (631)
Proceeds from issuance
 of capital leases......        --         --           --             --          --
Principal repayments of
 long-term debt.........   (143,979)       (10)         (10)           --     (143,999)
Proceeds from issuance
 of long-term debt......    275,000        --           --             --      275,000
Loan to shareholder.....        --         --           --             --          --
Net proceeds from equity
 issues.................      1,068        --           --             --        1,068
Other financing costs...     (2,960)       --           --             --       (2,960)
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) financing
 activities.............    129,008       (520)         (10)           --      128,478
                           --------    -------       ------       --------   ---------
NET INCREASE (DECREASE)
 IN CASH................    (14,345)     4,789          151            --       (9,405)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     24,031      6,300        4,073            --       34,404
                           --------    -------       ------       --------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD ................   $  9,686    $11,089       $4,224       $    --    $  24,999
                           ========    =======       ======       ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K for the year ended September 24, 1998, our Registration Statement on Form S-1 (File No. 333-74221) and our Quarterly Report on Form 10-Q for the period ended December 24, 1998. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of The Pantry or the convenience store industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to, those identified in The Pantry's Registration Statement on Form S-1, as amended (File No. 333-74221). The Pantry disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Introduction

  The Pantry is a leading convenience store operator in the southeastern United States and the third largest independently operated convenience store chain in the country. Our 1,149 stores offer a broad selection of merchandise and gasoline as well as ancillary services designed to appeal to the convenience needs of our customers.

  Since the arrival of our current management team in fiscal 1996, we have experienced significant growth through a combination of management initiatives and strategic acquisitions including:

  . enhancing our merchandising to increase same store merchandise sales growth and margins

  . improving our gasoline offering in order to increase customer traffic and same store gasoline volume growth

  . reducing expenses through strengthened vendor relationships and tightened expense controls

  .  increasing expenditures for facilities improvement and store automation

  .  growing through acquisitions and new store development

  As a result, we have experienced increases in total revenue, same store merchandise sales and gasoline volume growth and income from operations. Additionally, we have expanded the geographic scope of our operations which we believe will result in less seasonality from period to period. We intend to continue our acquisition strategy and, accordingly, future results may not be necessarily comparable to historic results.

  We believe that there is significant opportunity to continue to increase profitability at our existing and new stores. We continue to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices and cost savings initiatives. We are upgrading our management information systems and continue to remodel our stores. Finally, we continue to seek acquisitions and believe that there is a large number of attractive acquisition opportunities in our markets.

  On March 11, 1999, we filed a registration statement to offer $100.0 million of our common stock for sale to the public. No assurance can be given that this offering will be consummated.

Acquisition History

  Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

  The table below provides information concerning the eleven largest acquisitions we have completed since fiscal 1996:

                                                                                                  Number of
   Date Acquired              Company              Trade Name               Locations              Stores
 ----------------- ------------------------------ ------------   -------------------------------- ---------
 February 25, 1999 Taylor Oil Company             ETNA           North Carolina, Virginia             60
 January 28, 1999  Miller Enterprises, Inc.       Handy Way      North-central Florida               121
 November 5, 1998  Express Stop, Inc.             Express Stop   Southeast North Carolina,            22
                                                                  Eastern South Carolina
 October 22, 1998  A.G. Oil Company, Inc.         Dash-N         East-central North Carolina          10
 July 15, 1998     Stallings Oil Company, Inc.    Zip Mart       Central North Carolina, Virginia     42
 July 2, 1998      Quick Stop Food Mart, Inc.     Quick Stop     Southeast North Carolina,            75
                                                                  Coastal South Carolina
 May 2, 1998       United Fuels Corporation, Inc. Sprint         Gainesville, Florida                 10
 March 19, 1998    Wooten Oil Company, Inc.       Kwik Mart      Eastern North Carolina               23
 October 23, 1997  Lil' Champ Food Stores, Inc.   Lil' Champ     Northeast Florida                   440(a)
 June 12, 1997     Carolina Ice Company, Inc.     Freshway       Eastern North Carolina               15
 April 17, 1997    Gregorie Oil Co., Inc.         Gregorie Oil   Charleston, South Carolina           15

--------
(a) Net of the disposition of 48 convenience stores located throughout eastern Georgia.

  Impact of Acquisitions. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result the consolidated statements of operations herein include the results of operations of acquired stores from the date of acquisition only (see "PART I.--Financial Information--Item 1. Financial Statements--Notes to Consolidated Financial Statements--Note 2--Business Acquisitions"). Moreover, the consolidated balance sheet as of September 24, 1998 does not include the assets and liabilities relating to those acquisitions consummated after September 24, 1998. As a result, comparisons to prior operating results and prior balance sheets are materially impacted.

  Letters of Intent. We have recently entered into two non-binding letters of intent with respect to the acquisition of an aggregate of 83 convenience stores located in the Southeast. The letters of intent are subject to numerous conditions, including negotiation and execution of definitive purchase agreements and completion of due diligence. There can be no assurance that these acquisitions will be completed.

Results of Operations

Six Months Ended March 25, 1999 Compared to the Six Months Ended March 26,
1998

  Total Revenue. Total revenue for the six months ended March 25, 1999 was $675.4 million compared to $415.8 million during the six months ended March 26, 1998, an increase of $259.6 million or 62.4%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $213.0 million, as well as an additional month of Lil' Champ revenue, same store merchandise sales growth of 11.4% and same store gasoline gallon growth of 6.8%. Our total revenue increase was partially offset by a lower average retail gasoline price of $0.99 for the six months ended March 25, 1999 compared to $1.14 for the six months ended March 26, 1998.

  Merchandise Revenue. Merchandise revenue for the six months ended March 25, 1999 was $304.0 million compared to $193.8 million during the six months ended March 26, 1998, an increase of $110.2 million or 56.9%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $77.5 million, as well as an additional month of Lil' Champ merchandise revenue and same store merchandise sales growth. Same store merchandise revenue for the six months ended March 25, 1999 increased 11.4% over the six months ended March 26, 1998. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. The increases in store traffic and average transaction size are primarily attributable to focused store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the six months ended March 25, 1999 was $360.9 million compared to $215.7 million during the six months ended March 26, 1998, an increase of $145.2 million or 67.3%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $132.5 million, as well as an additional month of Lil' Champ gasoline revenue and same store gallon sales growth of 6.8%. Gasoline revenue growth was partially offset by a $0.15 or 13.3% decrease in average gasoline retail prices compared to the six months ended March 26, 1998.

  In the six months ended March 25, 1999, gasoline gallons sold were 365.3 million compared to 189.3 million during the six months ended March 26, 1998, an increase of 176.0 million gallons or 93.0%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since March 26, 1998 of 136.9 million, as well as an additional month of Lil' Champ gasoline gallons and same store gallon growth. Same store gasoline gallon sales for the six months ended March 25, 1999 increased 6.8% over the six months ended March 26, 1998. The same store gallon increase is primarily attributable to increased customer traffic resulting from more competitive gasoline pricing, rebranding and promotional activity, gasoline equipment upgrades, enhanced store appearance and general economic and market conditions.

  Commission Revenue. Commission revenue for the six months ended March 25, 1999 was $10.5 million compared to $6.4 million during the six months ended March 26, 1998, an increase of $4.1 million or 64.1%. The increase in commission revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $3.0 million, as well as an additional month of Lil' Champ lottery commissions and same store commission revenue increases. Commission revenue includes lottery commissions, video gaming income, money order commissions, telephone income and revenue from other ancillary product and service offerings.

  Total Gross Profit. Total gross profit for the six months ended March 25, 1999 was $155.9 million compared to $98.7 million for the six months ended March 26, 1998, an increase of $57.2 million or 58.0%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $43.7 million, as well as an additional month of Lil' Champ gross profit and same store profit increases. The total gross profit increases were achieved despite decreases in our merchandise and gasoline margins and result from the increase in average revenues and gross profit per store.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $99.1 million for the six months ended March 25, 1999 compared to $66.9 million for the six months ended March 26, 1998, an increase of $32.2 million or 48.1%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $24.5 million, as well as an additional month of Lil' Champ merchandise gross profit and same store profit increases. The decline in merchandise gross margin to 32.6% for the six months ended
March 25, 1999 from 34.5% for the six months ended March 26, 1998 is attributable to the addition of stores acquired or opened since March 26, 1998 which, on average, have lower merchandise margins than The Pantry base stores. In addition, the impact of product cost increases in tobacco category resulted in lower merchandise gross margins.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $46.3 million for the six months ended March 25, 1999 compared to $25.4 million for the six months ended March 26, 1998, an increase of $20.9 million or 82.3%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $16.2 million, as well as an additional month of Lil' Champ gasoline gross profit and same store profit increases. The gasoline gross profit per gallon was $0.127 for the six months ended March 25, 1999 compared to $0.134 for the six months ended March 26, 1998, a 5.2% decrease in gasoline margin per gallon.

  Store Operating and General and Administrative Expenses. Store operating expenses for the six months ended March 25, 1999 were $95.2 million compared to $61.9 million for the six months ended March 26, 1998, an increase of $33.3 million or 53.8%. The increase in store operating expenses is primarily attributable to the personnel and lease expenses associated with the stores acquired or opened since March 26, 1998 of $25.8 million, as well as an additional month of Lil' Champ store operating expenses. As a percentage of total revenue, store operating expenses decreased to 14.3% in the six months ended March 25, 1999 from 14.9% in the six months ended March 26, 1998.

  General and administrative expenses for the six months ended March 25, 1999 were $22.4 million compared to $15.5 million during the six months ended March 26, 1998, an increase of $6.9 million or 44.5%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since March 26, 1998 of $5.1 million, as well as an additional month of Lil' Champ general and administrative expenses. As a percentage of total revenue, general and administrative expenses decreased to 3.3% in the six months ended March 25, 1999 from 3.7% in the six months ended March 26, 1998.

  Income from Operations. Income from operations was $20.5 million for the six months ended March 25, 1999 compared to $9.5 million during the six months ended March 26, 1998, an increase of $11.0 million or 115.8%. This 115.8% increase in income from operations compares favorably to a 62.4% increase in total revenues. The increase in operating income was partially offset by a $6.1 million increase in depreciation and amortization. The increase in depreciation and amortization expense is primarily attributed to the depreciation and amortization of goodwill expense associated with businesses acquired, as well as increases in depreciation associated with other capital improvements and the amortization of deferred financing costs. As a percentage of total revenue, income from operations increased to 3.0% in the six months ended March 25, 1999 from 2.3% in the six months ended March 26, 1998.

  EBITDA. EBITDA represents income from operations before depreciation, amortization and extraordinary and unusual items. EBITDA for the six months ended March 25, 1999 was $38.4 million compared to $21.3 million for the six months ended March 26, 1998, an increase of $17.1 million or 80.3%. The increase is attributable to the items discussed above.

  EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes, borrowings under our 1999 and 1998 bank credit facilities and our previously outstanding senior notes. Interest expense for the six months ended March 25, 1999 was $18.9 million compared to $12.9 million for the six months ended March 26, 1998, an increase of $6.0 million or 46.5%. The increase in interest expense is attributable to a full six months of interest on the senior subordinated notes and borrowings under our 1999 and 1998 bank credit facilities. The interest expense increase is partially offset by:

  . the interest savings associated with the October 23, 1997 redemption and refinancing of $51.0 million of our 12% senior notes with proceeds from our senior subordinated notes and

  . the interest savings associated with the January 28, 1999 redemption and refinancing of the remaining $49.0 million of our 12% senior notes; the $49.0 million in principal was refinanced with proceeds from our 1999 bank credit facility at a floating interest rate currently set at 8.2%.

  Income Tax Benefit (Expense). The income tax expense for the six months ended March 25, 1999 was $0.7 million compared to income tax benefit of $0.9 million for the six months ended March 26, 1998. This increase was primarily attributable to the increase in income before income taxes. Income tax benefit (expense) is recorded net of changes in a valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

  Extraordinary Item. In the six months ended March 25, 1999, we recognized an extraordinary loss, net of taxes, of approximately $3.6 million in connection with the January 28, 1999 redemption of the remaining $49.0 million in outstanding principal amount of our senior notes and the replacement of our 1998 bank credit facility with the 1999 bank credit facility. The loss was the sum, net of taxes, of a $1.2 million call premium, and the write-off of deferred financing costs associated with the senior notes and 1998 bank credit facility of $2.4 million.

  In the six months ended March 26, 1998, we recognized an extraordinary loss, net of taxes, of approximately $6.8 million in connection with the October 23, 1997 redemption of $51.0 million in principal amount of our outstanding senior notes and related consents obtained from the holders of the senior notes to amendments and waivers to covenants contained in the indenture. The loss was the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the senior notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the senior notes.

  Net Loss. The net loss for the six months ended March 25, 1999 was $2.5 million compared to a net loss of $8.5 million for the six months ended March 26, 1998. In the six months ended March 25, 1999 and March 26, 1998, we recognized extraordinary losses as discussed above. The Pantry's income before extraordinary loss was $1.1 million for the six months ended March 25, 1999 compared to a loss of $1.7 million during the six months ended March 26, 1998, an increase of $2.8 million.

Second Quarter Ended March 25, 1999 Compared to the Second Quarter Ended March 26, 1998

  Total Revenue. Total revenue for the three months ended March 25, 1999 was $359.8 million compared to $220.7 million for the three months ended March 26, 1998, an increase of $139.1 million or 63.0%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $131.1 million and same store merchandise sales and gallon growth. In the three months ended March 25, 1999, total revenue increases were partially offset by a lower average retail gasoline price of $0.96 for the three months ended March 25, 1999 compared to $1.10 for the three months ended March 26, 1998.

  Merchandise Revenue. Merchandise revenue for the three months ended March 25, 1999 was $164.6 million compared to $104.4 million during the three months ended March 26, 1998, an increase of $60.2 million or 57.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $50.4 million, merchandise revenue and same store merchandise sales growth.

  Same store merchandise revenue for the three months ended March 25, 1999 increased 12.4% over the three months ended March 26, 1998. The increase in same store merchandise revenue is primarily attributable to the November increase in cigarette prices (see "Inflation"), increased customer traffic, higher average transaction size and general economic and market conditions. The increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the three months ended March 25, 1999 was $189.1 million compared to $112.7 million during the three months ended March 26, 1998, an increase of $76.4 million or 67.8%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $78.7 million, gasoline revenue and same store gallon sales growth. The gasoline revenue increase for the three months ended March 25, 1999 was partially offset by a $0.14 or 12.6% decrease in average gasoline retail prices compared to three months ended March 26, 1998.

  In the three months ended March 25, 1999, gasoline gallons sold were 196.3 million compared to 102.2 million during the three months ended March 26, 1998, an increase of 94.1 million gallons or 92.1%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since March 26, 1998 of 82.9 million and same store gallon growth. Same store gasoline gallon sales for the three months ended March 25, 1999 increased 8.5% over the three months ended March 26, 1998. The same store gallon increase is primarily attributable to increased customer traffic resulting from more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and general economic and market conditions.

  Commission Revenue. Commission revenue for the three months ended March 25, 1999 was $6.1 million compared to $3.6 million during the three months ended March 26, 1998, an increase of $2.5 million or 69.4%. The increase is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $2.0 million and same store commission revenue increases.

  Total Gross Profit. Total gross profit for the three months ended March 25, 1999 was $83.6 million compared to $53.3 million during the three months ended March 26, 1998, an increase of $30.3 million or 56.8%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $27.5 million and same store gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $54.2 million for the three months ended March 25, 1999 compared to $36.4 million for the three months ended March 26, 1998, an increase of $17.8 million or 48.9%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $16.5 million and same store profit increases. The decline in merchandise gross margin from 34.9% for the three months ended March 26, 1998 to 32.9% for the three months ended March 25, 1999 is attributable to the addition of several lower margin stores acquired or opened since March 26, 1998 and lower gross margin on cigarettes. See "-- Inflation."

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $23.3 million for the three months ended March 25, 1999 compared to $13.3 million for the three months ended March 26, 1998, an increase of $10.0 million or 75.2%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $9.0 million and same store profit increases. The gasoline gross profit per gallon was $0.118 in the three months ended March 25, 1999 compared to $0.130 for the three months ended March 26, 1998.

  Store Operating and General and Administrative Expenses. Store operating expenses for the three months ended March 25, 1999 totaled $51.5 million compared to store operating expenses of $33.7 million for the three months ended March 26, 1998, an increase of $17.8 million or 52.8%. The increase in store expenses is primarily attributable to the operating and lease expenses associated with the stores acquired or opened since March 26, 1998 of $17.1 million. As a percentage of total revenue, store operating expenses decreased from 15.3% in the three months ended March 26, 1998 to 14.3% in the three months ended March 25, 1999.

  General and administrative expenses for the three months ended March 25, 1999 was $12.4 million compared to $8.4 million during the three months ended March 26, 1998, an increase of $4.0 million or 47.6%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since March 26, 1998 of $3.3 million. As a percentage of total revenue, general and administrative expenses decreased from 3.8% in the three months ended March 26, 1998 to 3.4% in the three months ended March 25, 1999.

  Income from Operations. Income from operations totaled $10.0 million for the three months ended March 25, 1999 compared to $4.6 million during the three months ended March 26, 1998, an increase of $5.4 million or 117.4%. The increase is attributable to the factors discussed above and is partially reduced by the $3.0 million increase in depreciation and amortization.

  EBITDA. EBITDA for the three months ended March 25, 1999 totaled $19.7 million compared to EBITDA of $11.2 million during the three months ended March 26, 1998, an increase of $8.5 million or 75.9%. The increase is attributable to the items discussed above.

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes, borrowing under our 1999 and 1998 bank credit facilities and our senior notes. Interest expense for the three months ended March 25, 1999 totaled $10.0 million compared to $7.0 million for the three months ended March 26, 1998, an increase of $3.0 million or 42.9%. The increase in interest expense is attributable to increased borrowings under our 1999 bank credit facility, which is partially offset by the interest savings related to the repurchase of $49.0 million in principal amount of senior notes at the lower interest rates associated with our 1999 bank credit facility. See "PART I.-- Financial Information--Item 1. Financial Statements--Notes to Consolidated Financial Statements--Note 1--Recent Developments" and "Note 5--Long-Term Debt."

  Income Tax Benefit (Expense). The income tax expense of $0.4 million for the three months ended March 25, 1999 was computed using an estimate of our estimated income tax rate for fiscal year 1999. This was primarily attributable to the increase in income before income taxes, and is offset by the income tax benefit associated with the extraordinary loss. Income tax benefit (expense) is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe is more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

  Extraordinary Item. In the three months ended March 25, 1999, we recognized an extraordinary loss, net of taxes, of approximately $3.6 million in connection with the January 28, 1999 redemption of the remaining $49.0 million in outstanding principal amount of our senior notes and the replacement of our 1998 bank credit facility. The loss was the sum, net of taxes, of a $1.2 million call premium paid and the write-off of deferred financing costs associated with the senior notes of $0.8 million and the write-off of deferred financing costs associated with the bank credit facility of $1.6 million.

  Net Loss. The net loss for three months ended March 25, 1999 was $3.5 million compared to a net loss of $1.6 million for the three months ended March 26, 1998. In the three months ended March 26, 1998, the Company recognized extraordinary losses as discussed above.

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our bank facilities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash used in operating activities decreased from $17.7 million for the six months ended March 26, 1998 to $13.4 million for the six months ended March 25, 1999, due to increases in inventory and receivables and a decrease in accrued interest. We had $25.0 million of cash and cash equivalents on hand at March 25, 1999.

  1999 Acquisitions. To date in fiscal 1999, we have acquired a total of 214 convenience stores in five transactions for approximately $145.6 million. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $20.5 million in the six months ended March 26, 1998 and approximately $26.5 million in the six months ended March 25, 1999. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

  We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to The Pantry under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates ranging from 10.5% to 11.5% applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. The 1999 bank credit facility limits or caps the proceeds of sale-leasebacks that The Pantry can use to fund its operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs. Under our sale-leaseback program The Pantry received $1.5 million during the six months ended March 25, 1999.

  In the six months ended March 25, 1999, we received approximately $7.8 million from sale-leaseback proceeds, asset dispositions, and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the six months ended March 25, 1999 were $18.7 million. We anticipate net capital expenditures for fiscal 1999 will be approximately $45.0 million, of which $26.0 million has been expended to date.

  Long-Term Debt. At April 30, 1999, our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $258.0 million outstanding under the 1999 bank credit facility. We are currently in compliance with our debt covenants.

  In January 1999, we substantially restructured and expanded our 1998 bank credit facility in connection with the Miller Acquisition and the redemption of our senior notes. Our 1999 bank credit facility consists of

  . a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit under which $15.7 million of letters of credit are outstanding as of April 30, 1999

  . a $79.1 million tranche A term loan facility and a $159.9 million Tranche B term loan facility, both of which are borrowed

  . a $50.0 million acquisition term facility which is available through January 31, 2001 to finance acquisitions of related businesses, $19.0 million of which was drawn in connection with the ETNA acquisition and will be repaid with the proceeds of the contemplated common stock offering.

  As of April 30, 1999, we had $29.3 million available for borrowing or additional letters of credit under the revolving credit facility and $31.0 million available for borrowing under the acquisition term facility.

  If we successfully complete the public offering of our common stock, the 1999 bank credit facility lenders have agreed, subject to completion of the offering, to amend the facility to:

  . permit the use of offering proceeds to redeem our outstanding preferred stock (and pay related accrued dividends) and to make up to $50.5 million of acquisitions for a nine month period after the offering (any unused amounts must be used to repay term indebtedness at the end of such nine month period)

  . permit the repayment of $19.0 million outstanding under the acquisition term facility and maintain the acquisition term facility at $50.0 million in available borrowings

  .  permit the authorization of preferred stock

  .  amend the pro forma leverage ratio and

  .  increase the maximum permitted capital expenditures

  On January 31, 2001, all amounts then outstanding under the acquisition term facility convert into a three year term loan. The Tranche A and acquisition term facilities mature in January 2004, and the Tranche B term loan facility matures in January 2006. The Tranche A and Tranche B term loan facilities require quarterly payments of principal beginning in April 1999, with annual payments of principal totaling approximately $2.6 million in fiscal 1999, $10.3 million in fiscal 2000, $17.6 million in fiscal 2001, $20.6 million in fiscal 2002, $23.9 million in fiscal 2003, $45.1 million in fiscal 2004, $76.0 million in fiscal 2005, and $44.0 million in fiscal 2006. We are required to pay down our 1999 bank credit facility as follows:

  . with net proceeds from asset sales, subject to exceptions for sale-leaseback transactions

  . with 50% of the proceeds from the issuance of any of our equity securities other than sales of our equity securities to our management employees and the proceeds of the contemplated common stock offering

  .  with all of the proceeds from the issuance of any of our debt securities

  .  with 50% of our excess cash flow

  The acquisition term facility requires quarterly payments of principal beginning in April 2001 in an amount equal to 8.33%, or 8.37% with respect to the installment payable in January 2004, of the aggregate acquisition term loans outstanding at January 31, 2001.

  The loans under the 1999 bank credit facility are secured by a first priority security interest in our tangible and intangible assets including the stock of our subsidiaries, whether we own these assets now or acquire them in the future. In addition, certain of our subsidiaries guaranteed our obligations under the 1999 bank credit facility and these guarantees are secured by a first priority security interest in the tangible and intangible assets of each of the guarantors.

  The interest rates we pay on borrowings under the 1999 bank credit facility are variable and are based, at our option, on either a Eurodollar rate plus a percentage or a base rate plus a percentage. If we choose the Eurodollar base rate, we pay 3.0% per year in addition to the Eurodollar base rate for our Revolving Credit Facility, our Acquisition Facility, and our Tranche A Term Loan Facility. For the Tranche B Term Loan Facility, the Company pays 3.5% per year in addition to the Eurodollar base rate. If we opt for the base rate, we pay 1.5% per year in addition to the base rate for our Revolving Credit Facility, the Acquisition Facility, and the Tranche A Term Loan Facility. For our Tranche B Term Loan Facility, we pay 2.0% per year in addition to the base rate. On March 2, 1999, we entered into an interest rate swap arrangement to reduce our exposure to interest rate fluctuations with respect to $45.0 million of pro rata borrowings under our Tranche A and Tranche B Term Loan Facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 8.62% for the Tranche A facility and 9.12% for the Tranche B facility for approximately two years.

  The 1999 bank credit facility contains covenants restricting our ability to, among other things:

  .  incur additional indebtedness

  .  declare dividends or redeem or repurchase capital stock

  .  prepay, redeem or purchase debt

  .  incur liens

  .  make loans and investments

  .  make capital expenditures

  .  engage in mergers, acquisitions or asset sales

  .  engage in transactions with affiliates

  The 1999 bank credit facility provides that the maximum amount we can spend on any acquisition is $50.0 million. This amount includes any assumption of debt which is part of the consideration for the acquisition. Our 1999 bank credit facility also provides that our revenues and assets related to gaming may not exceed 4% of our total revenues. Also, our 1999 bank credit facility limits our capital expenditures to $46.0 million in fiscal 1999 and $34.0 million each year thereafter. Our 1999 bank credit facility requires us to remain in compliance with various financial ratios. Our EBITDA for any consecutive four-quarter period must be at least $82.0 million in fiscal 1999 (increasing each year to $100 million in fiscal 2004). Our interest coverage ratio, as defined under the 1999 bank credit facility must not exceed 5 to 1 in fiscal 1999 (decreasing each year to 3.25 to 1 in fiscal 2004). Interest coverage, as defined, plus rental payments, to interest expense plus rental payments, must be at least 1.5 to 1 in fiscal 1999 (increasing each year to 2 to 1 in fiscal 2004).

  We also have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the Senior Subordinated Notes is due on October 15 and April 15 of each year. The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by our subsidiaries (except for PH Holding and its subsidiaries). The senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary's ability to:

  .  incur additional indebtedness

  .  pay dividends or make distributions

  .  issue stock of subsidiaries

  .  make certain investments

  .  repurchase stock

  .  create liens

  .  enter into transactions with affiliates

  .  enter into sale-leaseback transactions

  .  engage in mergers or consolidations

  The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our 1999 bank credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. Up to 35% of the senior subordinated notes may be redeemed prior to October 15, 2000 at a redemption price of 110.25% plus accrued interest with the net proceeds of one or more public equity offerings. All of the senior subordinated notes may be redeemed after October 15, 2002 at a redemption price which begins at 105.125% and decreases to 100.0% after October 2005.

  On January 28, 1999, we redeemed all remaining $49.0 million of our senior notes at 104% of their principal amount plus accrued and unpaid interest. These payments were financed with proceeds from the 1999 bank credit facility. We recognized an extraordinary loss, net of taxes, of approximately $3.6 million resulting from the refinancing of our debt. This loss included the payment of the call premium, fees paid in connection with the replacement of our 1998 bank credit facility and the write-off of deferred financing costs.

  Pro forma for the contemplated common stock offering and the application of the net proceeds from such offering, our long-term debt will consist of $200.0 million of senior subordinated notes and approximately $220.0 million outstanding under our 1999 bank credit facility. Restrictive covenants in our debt agreements may restrict our ability to implement our acquisition strategy.

  Cash Flows From Financing Activities. During the six months ended March 25, 1999, we financed our 1999 acquisitions, the redemption of $49.0 million of senior notes and the related fees and expenses with proceeds from our 1999 bank credit facility, cash on hand and the net proceeds of approximately $1.1 million from the sale of common stock to employees under our stock subscription plan.

  Cash Requirements. We believe that cash on hand, together with the proceeds of the contemplated common stock offering, cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve to sixteen months. To continue our acquisition strategy after that time, we will have to obtain additional debt or equity financing. There can be no assurance that such financing will be available on favorable terms, or at all.

  Shareholders' Equity. As of March 25, 1999, our shareholders' equity totaled $36.4 million. The $2.9 million decrease in shareholders' equity is attributed to our net loss of $2.5 million and dividends and interest on the Series B preferred stock of $1.5 million. The decrease was partially offset by the net proceeds of $1.1 million from the sale of common stock to employees under our stock subscription plan.

  Additional paid-in-capital is impacted by the accounting treatment applied to the 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested by our former shareholders.

  The accumulated deficit as of March 25, 1999 includes the cumulative effect of the accrued dividends on previously outstanding preferred stock of $5.0 million, the accrued dividends on the series B preferred stock of $5.8 million, the net cost of equity transactions and the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the senior notes.

Environmental Considerations

  We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of April 30, 1999, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina and Virginia and a letter of credit in the amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky and rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through private commercial liability insurance.

  All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering, and reimbursing of cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these programs and have filed claims and received reimbursement in North Carolina, South

Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities.

  Costs for which we do not receive reimbursement include but are not limited to the per-site deductible; costs incurred in connection with releases occurring or reported to trust funds prior to their inception; removal and disposal of underground storage tank systems; and costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require us to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter credit (described above). In addition to up to $4.5 million that we may expend for remediation, we estimate that up to $12.7 million may be expended for remediation on our behalf by state trust funds established in our operating areas and other responsible third parties including insurers. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

  Environmental reserves of $17.2 million as of March 25, 1999 represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 known contaminated sites as a result of releases, e.g., overfills, spills and underground storage tank releases, and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of March 25, 1999, these anticipated reimbursements of $12.7 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms that we have engaged. For certain sites the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

  We have reserved $500,000 to cover third party claims that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the fact that remediation standards and expectations are evolving, the legal principles regarding the right to and proper measure of damages for diminution in real property value, lost profit, lost opportunity and damage to soil and subsurface water that may be owned by the state, the absence of controlling authority of the limitation period, if any, that may be applicable and the possibility that remediation, which will be funded by state trust funds, private insurance or is included within the reserve described above for remediation, may be sufficient.

  Several of our locations identified as contaminated are being cleaned up by third parties who have assumed responsibility for such clean up matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites.

Year 2000 Initiative

  The following discussion about the implementation of our Year 2000 program, the costs expected to be associated with the program and the results we expect to achieve constitute forward-looking information. As noted below, there are many uncertainties involved with the Year 2000 issue, including the extent to which we will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year

2000 issue as it may affect third parties and our trading partners. Accordingly, the costs and results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from that stated herein.

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year in respective date fields. We use a combination of hardware devices run by computer programs at our support centers and retail locations to process transactions and other data which are essential to our business operations. The Year 2000 issue and its impact on data integrity could result in system interruptions, miscalculations or failures causing disruption of operations.

  We completed our assessment phase of Year 2000 vulnerability early in fiscal 1998, after a formal third-party assessment was completed in November 1997. Assessment activities found that 30% of our systems would require remediation and 20% of our systems were planned for replacement or would be best served if replaced. Based on this third-party assessment, internal assessment and project results as of March 25, 1999, we believe all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999. In order to meet this date, we have engaged outside consultants and contractors to assist in the overall project and remediation effort.

  We have tested, replaced, or plan to replace significant portions of our existing systems and related hardware which did not properly interpret dates beyond December 31, 1999. In addition, we have tested, modified, or plan to modify the remaining systems and related hardware to ensure Year 2000 compliance. We have assessed software and technology infrastructures, embedded systems such as point-of-sale systems, fuel consoles and office equipment, and building facilities such as telephone-related systems, HVAC and security. Our testing methodology includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios and utilizing software programs which test for compliance on certain equipment. To date 20% of our applications requiring remediation have been tested and 75% of the systems being replaced have been implemented and are in use.

  We have initiated communications with our significant vendors, suppliers and financial institutions to determine the extent to which we are vulnerable to those third parties' failure to be Year 2000 compliant. To date, 80% of vendors surveyed have responded. The replies indicate that all anticipate their company will be Year 2000 compliant before the end of the calendar year. Specifically, our grocery wholesaler, McLane, has stated in their "Year 2000 Readiness Disclosure" that they are "committed to identifying and correcting all business critical Year 2000 problems by June 1, 1999." Based on these communications and presently available information, we do not anticipate any material effects related to vendor, supplier, third-party credit card processing company or financial institution compliance. Additionally, due to the nature of our business, Year 2000 compliance with respect to our customers is not relevant. Noncompliance by vendors, suppliers, credit card processing companies and financial institutions utilized by us could result in a material adverse effect on our financial condition and results of operations. We believe that the worst case scenario in the event of a Year 2000 related failure would be delays in the receipt of payment from credit card processing companies and a return to manual accounting processing at our individual stores.

  In addition, we have reviewed the assets acquired since our original assessment for Year 2000 compliance. This includes the acquisition of other companies, as well as procurement and service arrangements. We believe that our recently acquired assets will be Year 2000 compliant by September 1999. The assessments have been conducted through the due diligence process, vendor compliance communications and requests for disclosure statements as part of contract negotiations. In general, the systems and suppliers of acquired companies are the same as those used in our existing operations.

                    State of Readiness as of April 22, 1999

                                                       Estimated    Estimated
                                                        Percent    Completion
       Phase                                           Complete      Date(a)
       -----                                           --------- ---------------
       Awareness......................................     95%   December, 1999
       Assessment.....................................     90%     June, 1999
       Remediation....................................     75%   September, 1999
       Replacement....................................     75%   September, 1999
       Testing........................................     35%   September, 1999
       Contingency Planning...........................      5%   September, 1999

--------
(a) Indicates month when work should be substantially completed. We will continue to reevaluate awareness, assess acquired assets and update contingency plans as needed.

  We do not believe either the direct or indirect costs of Year 2000 compliance will be material to our operations or operating results. Our expenditures, which will be funded through operating cash flow, consist primarily of internal costs and expenses associated with third-party contractors. To date, our spending with contractors and consultants has been $75,000. We anticipate spending for the remainder of the fiscal year to be approximately $300,000.

  While we believe our planning efforts are adequate to address our Year 2000 concerns, there can be no assurances that the systems of other companies on which our systems and operations rely will be converted on a timely basis and will not have a material impact on us. We are in the process of formulating a contingency plan to address possible noncompliance by our vendors, suppliers, financial institutions and credit card processors. These plans will be drafted and in place by September 1999, leaving the fourth calendar quarter to address low priority and low impact issues.

Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for the first fiscal quarter of fiscal 2000. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of March 25, 1999, we have not determined the effect of SFAS No. 133 on our consolidated financial statements.

Inflation

  General inflation has not had a significant impact on The Pantry over the past three years. As reported by the Bureau of Labor Statistics for the six months ended March 25, 1999, the consumer price index increased less than one percent. For the same period, the producer price index, a measure of wholesale cost inflation, decreased approximately one percent. We do not expect general inflation to have a significant impact on our results of operations or financial condition in the foreseeable future.

  As reported by the Bureau of Labor Statistics for the six months ended March 25, 1999, the consumer price index for the category labeled "cigarettes" increased approximately 19.3%. For the same period, the producer price index for the category labeled "cigarettes" increased 30.9%. On November 23, 1998, major cigarette manufacturers that supply The Pantry increased prices by $0.45 per pack. During the first fiscal quarter 1999, the cigarette cost increase was directly offset by cigarette manufacturer support, including cigarette rebates and other incentives. Since December 24, 1998, these increases have been passed on in higher retail prices throughout the chain. Because we expect to pass cigarette cost increases on to our customers through higher retail prices, these cost increases are expected to reduce our gross margin percentage for the cigarette category, but are not expected to have a material impact on the cigarette category gross profit dollars. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to our customers over the long term and, therefore, does not expect cigarette inflation to have a significant impact on our results of operations or financial condition in the foreseeable future.

Quantitative and Qualitative Disclosures about Market Risk

  Quantitative Disclosures. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. Certain of our financial instruments are fixed rate, short-term investments which are held-to-maturity. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our Senior Subordinated Notes and our variable rate debt relates to borrowings under the 1999 bank credit facility.

  On March 2, 1999, we entered into an interest rate swap arrangement with respect to $45.0 million of borrowings under our outstanding Tranche A and Tranche B term loan facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 8.62% for the Tranche A facility and 9.12% for the Tranche B facility for approximately two years.

  The following tables presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of April 30, 1999.

                                      Expected Maturity Date
                                      (as of March 25, 1999)
                         ------------------------------------------------------
                         Fiscal  Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          1999    2000     2001     2002     2003    Thereafter  Total     Value
                         ------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $2,896  $10,686  $17,939  $20,943  $37,931   $369,313  $459,708  $470,458
Weighted average
 Interest rate..........   9.08%    9.10%    9.14%    9.20%    9.27%      9.38%     9.07%

  Qualitative Disclosures. Our primary exposure relates to:

  .  interest rate risk on long-term and short-term borrowings

  . our ability to pay or refinance long-term borrowings at maturity at market rates

  . the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants

  . the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions

  We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. The interest rate swap mentioned above will reduce our exposure to short-term interest rate fluctuations. While we can not predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Forward-Looking Statements

  This Quarterly Report includes forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continuance," or the negative thereof or other various thereof or comparable terminology. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to numerous risks, uncertainties, and assumptions about The Pantry, include, among other things:

  . our anticipated acquisition and growth strategies, including our strategy to double our store base

  .  anticipated trends in our businesses

  . future expenditures for capital projects including the cost of environmental compliance

  . our ability to pass along cigarette price increases to our customers without a decrease in cigarette sales

  . our ability to successfully deal with Year 2000 issues that may arise in our or third party operations

  . our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions

  These forward-looking statements are subject to numerous risks and uncertainties, including risks related to our dependence on gasoline and tobacco sales, our acquisition strategy, our rapid growth since 1996, our dependence on one principal wholesaler, the intense competition in the convenience store and retail gasoline industries, our dependence on favorable weather conditions in spring and summer months, the concentration of our stores in the southeastern United States, our history of losses, extensive environmental regulation of our business, governmental regulation, control of The Pantry by one principal stockholder, our dependence on senior management, the failure of The Pantry and others to be year 2000 compliant and other risk factors identified in our Registration Statement relating to our contemplated common stock offering under the caption "Risk Factors." As a result of these risks actual results may differ from these forward looking statements included in this prospectus.

                          PART II--OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  On January 28, 1998, The Pantry repurchased the remaining $49.0 million in principal amount outstanding under the senior notes plus (i) accrued and unpaid interest up to, but not including, the date of purchase and (ii) a 4% call premium. See "PART I--Financial Information--Item 2.--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

   4.2(1)  Amended and Restated Registration Rights Agreement dated July 2,
            1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
            FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
            International, L.P. ("FSEP International"), Peter J. Sodini, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
            Partners.
   4.3(1) Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
            Partners and Peter J. Sodini.
  10.21(1) Form of Subsidiary Guaranty.
  10.22(1) Form of Subsidiary Security Agreement.
  10.23(1) Form of Subsidiary Pledge Agreement.
  10.24(1) Form of Subsidiary Trademark Security Agreement.
  10.26(1) Form of Stock Subscription Agreement.
  10.27(1) Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
            IV and CB Capital Investors, L.P.
  10.28(1) Distribution Service Agreement dated as of March 29, 1998 among The
            Pantry, Lil' Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).
  10.29(1) Form of Indemnification Agreement.
  10.30(1) Common Stock Purchase Warrant dated December 30, 1996.
  10.31(1) Common Stock Purchase Warrant dated December 30, 1996.
  10.32(1) Form of 1999 Stock Option Plan.
  27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the exhibit designated by the same number in The Pantry's Registration Statement on Form S-1 (Registration No. 333-74221).

  (b) Reports on Form 8-K

  (1) On February 8, 1999, The Pantry filed a Current Report on Form 8-K announcing (i) its acquisition of 100% of the outstanding capital stock of Miller Enterprises, Inc. and real estate assets of certain affiliates of Miller Enterprises and (ii) the 1999 bank credit facility, which included the refinancing of certain amounts under its 1998 bank credit facility as well as the redemption of the outstanding 12% senior notes in the aggregate principal amount of $49.0 million.

  (2) On March 12, 1999, The Pantry filed a Current Report on Form 8-K announcing its acquisition of certain assets of Taylor Oil Company.

  (3) On April 8, 1999, The Pantry amended its Current Report on Form 8-K dated February 8, 1999 to add the following financial statements to "Item 7." thereof:

    (a) Pro Forma Financial Information:

      (1) Introduction to Unaudited Pro Forma Financial Data

      (2) Unaudited Pro Forma Balance Sheet Data as of December 24, 1998

      (3) Notes to Unaudited Pro Forma Balance Sheet Data

      (4) Unaudited Pro Forma Statement of Operations Data for the Quarter Ended December 24, 1998

      (5) Unaudited Pro Forma Statement of Operations Data for the Year Ended September 24, 1998

      (6) Notes to Unaudited Pro Forma Statement of Operations Data

  (4) On April 8, 1999, The Pantry amended its Current Report on Form 8-K dated March 12, 1999 to add the following financial statements to "Item 7." thereof:

    (a) Pro Forma Financial Information:

      (1) Introduction to Unaudited Pro Forma Financial Data

      (2) Unaudited Pro Forma Balance Sheet Data as of December 24, 1998

      (3) Notes to Unaudited Pro Forma Balance Sheet Data

      (4) Unaudited Pro Forma Statement of Operations Data for the Quarter Ended December 24, 1998

      (5) Unaudited Pro Forma Statement of Operations Data for the Year Ended September 24, 1998

      (6) Notes to Unaudited Pro Forma Statement of Operations Data

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 1999                         THE PANTRY, INC.


                                                  /s/ William T. Flyg
                                          By: _________________________________
                                                      William T. Flyg
                                             Senior Vice President Finance and
                                                         Secretary
                                             (Authorized Officer and Principal
                                                     Financial Officer)

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
   4.2(1)    Amended and Restated Registration Rights Agreement dated July 2,
              1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
              FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
              International, L.P. ("FSEP International"), Peter J. Sodini,
              Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and
              Baseball Partners.
   4.3(1)    Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
              Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
              Partners and Peter J. Sodini.
  10.2(1)    Form of Incentive Stock Option Agreement.
  10.21(1)   Form of Subsidiary Guaranty.
  10.22(1)   Form of Subsidiary Security Agreement.
  10.23(1)   Form of Subsidiary Pledge Agreement.
  10.24(1)   Form of Subsidiary Trademark Security Agreement.
  10.26(1)   Form of Stock Subscription Agreement.
  10.27(1)   Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
              IV and CB Capital Investors, L.P.
  10.28(1)   Distribution Service Agreement dated as of March 29, 1998 among
              The Pantry, Lil' Champ and McLane Company, Inc., as amended
              (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).
  10.29(1)   Form of Indemnification Agreement.
  10.30(1)   Common Stock Purchase Warrant dated December 30, 1996.
  10.31(1)   Common Stock Purchase Warrant dated December 30, 1996.
  10.32(1)   Form of 1999 Stock Option Plan.
  27.1       Financial Data Schedule.

--------
(1) Incorporated by reference to the exhibit designated by the same number in The Pantry's Registration Statement on Form S-1 (Registration No. 333-74221).