Form 10-K/A
period 1998-09-24
PANTRY INC
filed 1999-06-07
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                               FORM 10-K/A

                            AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                   INDEX TO ANNUAL REPORT ON FORM 10-K/A

                                                                          Page
                                                                          ----
 Part I
 Item 1:  Business......................................................    1
 Item 2:  Properties....................................................   10

 Part II
 Item 6:  Selected Financial Data.......................................   12
 Item 7:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   14
 Item 7A: Quantitative and Qualitative Disclosures About Market Risk....   26
 Item 8:  Consolidated Financial Statements and Supplementary Data......   27
 Part III
 Item 10: Directors and Executive Officers of the Registrant............   72
 Item 11: Executive Compensation........................................   74
 Item 12: Security Ownership of Certain Beneficial Owners and
          Management....................................................   79
 Item 13: Certain Relationships and Related Transactions................   81


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

Item 1. Business

General

   The Pantry, Inc. (the "Company" or "The Pantry"), a privately held company incorporated in the State of Delaware, is a leading operator of convenience stores in the Southeast. As of September 24, 1998, the Company operated 954 convenience stores under the names "The Pantry(R)," "Lil'Champ," "Quick Stop(TM)," "QS," "Express Stop(TM)," "Dash N(TM)," "Smokers Express" and "Sprint(TM)" located throughout North and South Carolina, Florida, western Kentucky, Tennessee, Virginia and southern Indiana. The Company's stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of its customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In its Kentucky, Virginia and Indiana stores, the Company also sells lottery products. In addition, self-service gasoline is sold at 884 Pantry stores, 667 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Exxon, Shell and Texaco. Since fiscal 1994, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 50% of total revenues.

   Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation ("MPAC"), an entity formed to effect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into MPAC and MPAC's name was changed to The Pantry. MPAC had no assets or operations other than its investment in The Pantry.

   On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., a Delaware limited partnership ("FSEP III") and FS Equity Partners International, L.P., a Delaware limited partnership ("FSEP International," collectively with FSEP III, "the FS Group") acquired a 39.9% interest in the Company and Chase Manhattan Capital Corporation ("Chase") acquired a 12.0% interest in the Company through a series of transactions which included the purchase of Common Stock from certain shareholders and the purchase of newly issued Common and Preferred Stock. The FS Group and Chase subsequently acquired an additional 37.0% and 11.1% interest, respectively, on August 19, 1996 through the purchase of Common and Preferred Stock from certain other shareholders. During fiscal years 1997 and 1998, the Company issued additional shares of Common and Preferred Stock to existing shareholders and certain directors and executives of the Company. As of September 24, 1998, the FS Group and Chase and its affiliates owned approximately 78.8% and 17.2%, respectively, of the outstanding shares of the Company's equity securities. The remaining 4.0% is owned by certain of the Company's directors and executive management.

   For a further discussion of the ownership change see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources," "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 13. Preferred Stock" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

   In addition, the Company entered into a new bank credit facility which consists of a $45.0 million revolving credit facility and a $30.0 million acquisition facility. The bank credit facility was amended in July 1998 to increase the acquisition facility to $85.0 million (as amended, the "Bank Credit Facility"). The Bank Credit Facility is available for (i) working capital financing and general corporate purposes of the Company, (ii) issuing commercial and standby letters of credit and (iii) acquisitions.

   For a further discussion of Lil' Champ and related transactions see "Item
5. Market for Registrants Common Equity and Related Stockholder Matters," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements."

Fiscal Year 1998 Acquisitions, Store Openings, and Dispositions

   In seven separate transactions during fiscal year 1998, the Company acquired 154 convenience stores located in North Carolina, South Carolina, Florida and Virginia. These acquisitions were primarily funded from borrowings under the acquisition facility contained in the Company's New Credit Facility (the "Acquisition Facility"), an equity investment (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), and cash on hand. In addition, the Company opened six new stores located in major cities and resort areas of North and South Carolina.

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

   In fiscal year 1998, the Company acquired or opened 653 convenience stores located in Florida, North Carolina, South Carolina, Georgia and Virginia. In addition, the Company closed 41 convenience stores and sold 48 convenience stores representing 100% of its convenience store operations in Georgia. The net increase in store count and timing of these acquisitions materially impact the Company's results from operations and comparisons to prior periods.

   Specific strategies implemented by the Company's senior management team include focusing on merchandising, improving gasoline offering, reducing expenses through strengthened vendor relationships and tightened expense controls, increasing capital expenditures and growing through acquisitions and new store development.

   Merchandise Sales. For the year ended September 24, 1998, The Pantry's merchandise sales (including commissions from services) were 48.2% of total revenues. The following table highlights certain information with respect to the Company's merchandise sales for the last two fiscal years:

                                                              FISCAL YEAR ENDED
                                                             -------------------
                                                             SEPT. 25, SEPT. 24,
                                                               1997      1998
                                                             --------- ---------
   Merchandise sales (in millions).........................   $202.4    $460.8
   Average merchandise sales per store (in thousands)......   $525.8    $533.3
   Comparable store merchadise sales.......................      8.5%      5.3%
   Merchandise gross margins (after purchase rebates, mark-
    downs, inventory spoilage and inventory shrink)........     34.4%     34.0%

   The Company's stores generally carry approximately 4,750 stock keeping units and offer a full line of convenience products, including tobacco products, beer, soft drinks, self-service fast foods and beverages (including fountain beverages and coffee), candy, newspapers and magazines, snack foods, dairy products, canned goods and groceries, health and beauty aids and other immediate consumables. The Company has also developed an in-house food service program featuring breakfast biscuits, fried chicken, deli and other hot food offerings. The Company also operates approximately 66 locations offering quick service restaurants inside our stores with nationally branded food franchises such as Subway, Church's, Taco Bell and Hardee's. The Company's merchandise mix is influenced by the mix of the stores it acquires.

   The Company does not record merchandise sales by detailed categories. However, based upon its merchandise purchases, the Company estimates sales by category for the last two fiscal years as follows:

                                                              FISCAL YEAR ENDED
                                                             -------------------
                                                             SEPT. 25, SEPT. 24,
                                                               1997      1998
                                                             --------- ---------
   Tobacco products.........................................   26.6%     27.6%
   Beer.....................................................   15.1      17.2
   Packaged beverages.......................................   17.0      16.0
   Self-service fast foods and beverages ...................    7.1       6.5
   General merchandise/health and beauty care...............    6.3       6.4
   Candy....................................................    5.0       4.6
   Salty snacks.............................................    4.4       4.5
   Newspapers and magazines.................................    5.2       3.8
   Dairy products...........................................    2.9       3.5
   Bread/cake...............................................    2.2       2.1
   Grocery and other........................................    8.2       7.8
                                                               ----      ----
   Total....................................................    100%      100%
                                                               ====      ====

   The Company purchases over 50% of its general merchandise (including most tobacco products and grocery items) from a single wholesale grocer, McLane Company, Inc. ("McLane"). In addition, McLane supplies health and beauty aids, toys, and seasonal items to all stores. The Company's arrangement with McLane is governed by a distribution service agreement, pursuant to which the Company purchases all of its requirements of wholesale food, non-food and general merchandise products. The products are purchased at McLane's cost plus an agreed upon percentage, reduced by any promotional allowances offered by manufacturers and volume rebates offered by McLane. In addition, the Company receives per store annual service allowances from McLane which are amortized over the remaining term of the agreement, which is four years. McLane may terminate the agreement upon a default in payment or if the Company becomes insolvent. However, there are adequate alternative sources available to purchase this merchandise should a change from the current wholesaler become necessary or desirable. The Company purchases the balance of its merchandise from a variety of other distributors under contract terms of up to four years. With a number of these vendors the Company does not have contracts.

   The Company's commission revenue is derived from ATMs, lottery ticket sales, video gaming, money orders, public telephones and other ancillary product and service offerings. This category is an important aspect of the Company's merchandise operations because it attracts new customers as well as provides additional services for existing customers.

   Cigarette prices increased 15.4% during fiscal 1998. The most recent increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. However, during December 1998, major cigarette manufacturers offered a rebate to retailers of $0.45 per pack to offset the November 1998 price increase. The Company passed along this rebate to its customers. There can be no assurance that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to the Company's customers will not have a material adverse effect on the Company's cigarette sales and gross profit dollars. Despite increases in price, which have been passed on for the most part to the Company's customers, the Company's cigarette unit sales and gross profit dollars associated with such sales have increased. The Company believes that convenience stores in general, and The Pantry in particular, will benefit as customers shift their cigarette buying patterns from less frequent carton purchases to more frequent pack purchases and as other retailers stop selling cigarettes. The Company expects that cigarette cost increases will reduce its gross margin percentage for the cigarette category, but will not have a material impact on the cigarette category gross profit dollars. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect cigarette inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.

   Gasoline Operations. For the year ended September 24, 1998, the Company's revenues from sales of gasoline were 51.8% of total revenues. The following table highlights certain information regarding the Company's gasoline operations for the last two fiscal years:

                                                             Fiscal Year Ended
                                                            -------------------
                                                            Sept. 25, Sept. 24,
                                                              1997      1998
                                                            --------- ---------
   Gasoline sales ($ in millions).........................   $220.2    $510.0
   Gasoline gallons sold (in millions)....................    179.4     466.8
   Average gallons sold per store (in thousands)..........    501.2     603.9
   Average retail price per gallon........................   $ 1.23    $ 1.09
   Average gross profit per gallon (in cents).............   $0.128    $0.134
   Locations selling gasoline.............................      364       884
   Number of Company-owned branded locations..............      300       667
   Number of Company-owned unbranded locations............       35       192
   Number of third-party locations (branded & unbranded)..       29        25
   Number of locations with pay-at-the-pump credit card
    readers ("CRINDs")....................................      125       379
   Number of locations with multi-product dispensers
    ("MPDs")..............................................      142       697

   The increase in gross profit per gallon in fiscal 1998 was primarily due to the addition of Lil' Champ and the relatively higher gasoline margins in Florida. Although gasoline gross margins in any particular location or market may vary from time to time, since fiscal 1997 the Company's gross margins on a consolidated basis have been relatively stable due to the Company's size and geographic diversity. Historically, the Company has not entered into gasoline futures contracts that may lock in gasoline prices for a period of time or reduce the volatility of the Company's gasoline costs.

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

   The Company purchases its gasoline from major oil companies and independent refiners. As of September 24, 1999, 76% of the Company's locations selling fuel sold under a major oil company brand name. The Company's arrangements with major oil companies are governed by supply agreements pursuant to which the Company purchases gasoline and diesel fuel for its branded locations. The fuel is purchased at the stated rack price, or market price, quoted at each terminal. The terms of these supply agreements range from seven to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to the Company based on volume of purchases and vendor allowances. The Company purchases the balance of its gasoline from a variety of independent fuel distributors. There are 20 gasoline terminals in the Company's operating areas, enabling the Company to choose from more than one distribution point for most of its stores. The Company's inventories of gasoline (both branded and unbranded) turn approximately every nine days.

   Store Locations. As of September 24, 1998, the Company operated 953 convenience stores located primarily in suburban areas of rapidly growing markets, coastal/resort areas and smaller towns. Substantially all of the Company's stores are free standing structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of the Company's stores at September 24, 1998:

                                                          NUMBER OF  PERCENT OF
     STATE                                                 STORES   TOTAL STORES
     -----                                                --------- ------------
   Florida...............................................    439        46.1%
   North Carolina........................................    264        27.7
   South Carolina........................................    155        16.3
   Kentucky..............................................     46         4.8
   Indiana...............................................     20         2.1
   Tennessee.............................................     19         2.0
   Virginia..............................................     10         1.0
                                                             ---        ----
     Total...............................................    953         100%
                                                             ===        ====

   Since fiscal 1996, the Company has developed a limited number of new stores and closed or sold a substantial number of underperforming stores. Beginning in 1997, the Company turned its attention from developing new stores to commencing its acquisition program. The following table summarizes these activities:

                                                 FISCAL YEAR ENDED
                                      ---------------------------------------
                                      SEPT. 28, SEPT. 26, SEPT. 25, SEPT. 24,
                                        1995      1996      1997      1998
                                      --------- --------- --------- ---------
   Number of stores at beginning of
    period...........................    406       403       379       390
   Opened or acquired................     10         4        36       653
   Closed or sold....................    (13)      (28)      (25)      (89)
                                         ---       ---       ---       ---
   Number of stores at end of
    period...........................    403       379       390       954
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

   Acquisitions. In eight separate transactions during fiscal year 1998, the Company acquired 643 convenience stores located in Florida, North Carolina, South Carolina, Georgia and Virginia. With these acquisitions, the Company expanded its market area to the southeastern states of Florida, Georgia and Virginia and, together, has created the third largest independent convenience store chain in the United States (based on number of stores as of September 24, 1998) with 954 stores located primarily in the Southeast. The Company focuses on acquiring chains within its existing and contiguous market areas. In evaluating potential acquisition candidates, the Company considers a number of factors, including strategic fit and desirability of location, price, ability to improve productivity and profitability of a location through the implementation of the Company's operating strategy and financial impact.

   Site Selection. In opening new stores in recent years, the Company has focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, the Company uses an evaluation process designed to enhance its return on investment by focusing on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. The Company also reviews the location of competitive stores and customer activity at those stores.

   Upgrading of Store Facilities and Equipment. During fiscal 1997 and fiscal 1998, the Company upgraded the facilities and equipment at many of its existing and acquired store locations, including gasoline equipment upgrades, at a cost of approximately $8.7 million and $34.0 million, respectively. During this period, $11.2 million was reimbursed through long-term contracts with the Company's gasoline suppliers. The Company's store renovation program is an integral part of the Company's operating strategy. The Company continually evaluates the performance of individual stores and periodically upgrades store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typical upgrades for many stores include improvements to interior fixtures and equipment for self-service food and beverages, interior lighting, in-store restrooms for customers and exterior lighting and signage. The upgrading program for the Company's gasoline operations includes the addition of automated gasoline dispensing and payment systems, such as MPDs and CRINDs, to enhance customer convenience and service and the installation of UST (as defined herein) leak detection and other equipment in accordance with applicable Environmental Protection Agency ("EPA") environmental regulations. For further discussion of EPA and other environmental regulations see "Item 1. Business--Government Regulation and Environmental Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Store Operations. Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours, seven days a week. The Company's field operations organization is comprised of a network of regional, divisional and district managers who, with the Company's corporate management, evaluate store operations. District managers typically oversee from eight to ten stores. The Company also monitors store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

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

   The Company competes with numerous other convenience stores and supermarkets. In addition, the Company's stores offering self-service gasoline compete with gasoline service stations and, more recently, super-markets. The Company's stores also compete to some extent with supermarket chains, drug stores, fast food operations and other similar retail outlets. In some of the Company's markets, its competitors have been in existence longer and have greater financial, marketing and other resources than the Company.

TECHNOLOGY AND STORE AUTOMATION

   The Company utilizes information systems and application programs for its core business systems, such as accounting, financial reporting and payroll. Within the past two years, the Company installed newer and more reliable mid-range system hardware to support these applications and its continued growth. These systems continue to be enhanced through modification and redesign in order to meet management reporting requirements and operational needs.

   Over the last year, the Company has expanded its computer system infrastructure with the addition of new local area network systems, improved end user computer hardware and software and replacement of older point of sale systems. This has helped to streamline operations and improve productivity at the Company's corporate office, among its field management staff and at its stores.

   In addition, these new and expanding systems have laid the foundation for a strategic information systems initiative that will bring a new store and corporate accounting and management reporting system. The Company selected and began implementation of a leading convenience store systems package, Resource Management Series from Professional Datasolutions, Inc., a wholly-owned subsidiary of McLane.

   During fiscal 1999, the Resource Management Series will be implemented in phases. The Company will continue to accelerate the store level implementation that began with all of the stores it acquired in 1998. The Company expects to have the entire store base fully integrated by the end of fiscal 2000. To complete this program, the Company plans to spend $5.8 million in fiscal 1999 and $3.0 million in fiscal 2000. In addition to facilitating integration of future acquisitions, these upgrades will enable the Company to adjust merchandise margin and mix, monitor inventory levels, implement pricing by geographic area, improve receiving and pricing accuracy, increase expense control and management reporting and improve communication between individual stores and headquarters.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

   The Company has registered or applied for registration of a variety of trade names, service marks and trademarks for use in its business, including The Pantry(R), Worth(R), Bean Street Coffee Company(TM), Bean Street Market(TM), Big Chill(R), Lil' Champ(R), Quick Stop(TM), Zip Mart(TM), Express Stop, Sprint(TM) and Smokers Express(TM). The Company regards its intellectual property as having significant value and as being an important factor in the marketing of the Company and its convenience stores. The Company is not aware of any facts which would negatively impact its continuing use of any of its trade names, service marks or trademarks.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

   Many aspects of the Company's operations are subject to regulation under federal, state and local laws. The most significant of the regulations that impact all aspects of the Company's operations are described below.

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

   Leak Detection. The Pantry utilizes several approved leak detection methods for all Pantry-owned UST systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each UST system and highlights discrepancies. The Company believes it is in material compliance with the leak detection requirements applicable to its USTs.

   Corrosion Protection. The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company began installing non-corrosive fiberglass tanks and piping in 1982. All of the UST systems at Pantry stores' are in material compliance with these 1988 EPA regulations.

   Overfill/Spill Prevention. The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. All Company-owned UST systems are in material compliance with these 1988 EPA regulations.

   State Trust Funds. All states in which the Company operates UST systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from UST systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of UST systems, are funded by a UST registration fee and a tax on the wholesale purchase of motor fuels within each state. The Company has paid UST registration fees and gasoline taxes to each state where it operates to participate in these trust programs and the Company has filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which the Company does not receive reimbursement include but are not limited to: (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of UST systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require the Company to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of its UST system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. The Company will obtain private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. In addition to up to $4.5 million to be spent by the Company for remediation, the Company estimates that up to $12.7 million may be expended for remediation on behalf of the Company by state trust funds established in the Company's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by the Company, the Company will be obligated to make such payments, which could materially adversely affect the Company's financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance of the various funds.

   Sale of Alcoholic Beverages. In certain areas where stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages and to impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure to the Company for damage claims as a seller of alcoholic beverages is substantial, the Company has adopted procedures intended to minimize such exposure. In addition, the Company maintains general liability insurance which may mitigate the cost of any liability.

   Video Poker Licenses. Stores in South Carolina operating video poker machines are subject to local and state regulations regarding the operation and ownership of video poker machines. Furthermore, state and local laws limit the manner in which video poker machines may be operated. In addition, state and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewal of, the applicable licenses for video poker machines. There are numerous legislative proposals pending in the South Carolina legislature relating to video gaming, including initiatives to impose additional significant taxes or regulatory measures as well as initiatives to ban video gaming. Enactment of some of these initiatives could adversely impact the Company's results of operations.

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

Employees

   As of September 24, 1998, the Company employed approximately 4,548 full-time and 1,606 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Of the Company's employees, approximately 5,837 are employed in the Company's stores and 317 are corporate and field management personnel. The Company has not been adversely impacted by recent increases in the minimum wage because the majority of its employees are paid more than the minimum wage. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.

Item 2. Properties

   The Company owns the real property at 323 Company stores and leases the real property at 630 Company stores. Management believes that none of these leases is individually material to the Company. Most of the Company's leases are net leases requiring the Company to pay taxes, insurance and maintenance costs. The aggregate rental paid for fiscal 1998 was $23.6 million. The following table lists the expiration dates of the Company's leases, including renewal options:

                                                                        Number
       Lease Expiration                                                of Stores
       ----------------                                                ---------
      1999-2001.......................................................     46
      2002-2008.......................................................    145
      2009-2013.......................................................    119
      2014-2018.......................................................     72
      2019-2023.......................................................     30
      2024-2028.......................................................     61
      2029 and thereafter.............................................    298

  Of the Company's leases that expire prior to the end of 2003, management anticipates that it will be able to negotiate acceptable extensions of the leases for those locations that it intends to continue operating. Beyond payment of the Company's contractual lease obligations through the end of the term, early termination of these leases would result in no significant penalty to the Company.

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

                                    PART II

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

                          September 29,  September 28,  September 26, September 25, September 24,
                              1994           1995           1996          1997         1998(h)
                          -------------  -------------  ------------- ------------- -------------
                           (52 weeks)     (52 weeks)     (52 weeks)    (52 weeks)    (52 weeks)
Statement of Operations
 Data:
Revenues:
 Merchandise sales......     $189.2         $187.4         $188.1        $202.4        $ 460.8
 Gasoline sales.........      175.1          187.2          192.7         220.2          510.0
 Commissions............        4.5            4.5            4.0           4.8           14.1
                             ------         ------         ------        ------        -------
   Total revenues.......      368.8          379.1          384.8         427.4          984.9
Cost of Sales:
 Merchandise............      123.1          122.0          126.0         132.8          304.0
 Gasoline...............      153.5          161.2          167.6         197.3          447.6
                             ------         ------         ------        ------        -------
   Gross profit.........       92.2           95.9           91.2          97.3          233.4
Store operating
 expense................       53.2           56.2           57.8          60.2          140.1
General and
 administrative
 expenses...............       17.9           18.2           17.8          16.8           32.8
Unusual charges.........        --             --             4.6           --             1.0
Depreciation and
 amortization...........       10.2           11.5            9.2           9.5           27.6
                             ------         ------         ------        ------        -------
Income from operations..       10.9           10.1            1.9          10.8           31.8
Interest expense........      (12.0)         (13.2)         (12.0)        (13.0)         (28.9)
Due diligence costs.....        --            (1.2)(b)        --            --             --
Income (loss) before
 other items............        0.2           (3.3)          (8.1)         (1.0)           4.7
Extraordinary loss......       (0.7)(a)        --             --            --            (8.0)(i)
Net income (loss).......     $ (0.5)        $ (4.2)        $ (8.1)       $ (1.0)       $  (3.3)
Net loss applicable to
 common shareholders....       (0.5)          (4.2)         (10.8)         (6.3)          (6.3)
Other Financial Data:
EBITDA(c)...............     $ 21.1         $ 21.5         $ 15.6        $ 20.3        $  60.5
Net cash provided by
 (used in):
 Operating activities...     $ (4.1)        $ 11.9         $  5.4        $  7.3        $  48.0
 Investing activities...      (10.6)         (15.3)          (7.2)        (25.1)        (286.5)
 Financing activities...       26.0           (1.0)          (3.9)         15.8          269.5
Capital
 expenditures(d)........        9.9           32.3           11.1          16.8           48.4
Ratio of earnings to
 fixed charges(e).......        --             --             --            --             1.2
Operating Data:
Merchandise gross
 margin.................       34.9 %         34.9 %         33.0 %        34.4 %         34.0 %
Gasoline gallons sold
 (in millions)..........      158.5          160.3          160.7         179.4          466.8
Average retail gasoline
 price per gallon.......     $ 1.10         $ 1.17         $ 1.20        $ 1.23        $  1.09
Average gasoline gross
 profit per gallon......     $0.136         $0.162         $0.156        $0.128        $ 0.134
Store expense as a
 percentage of costs....       14.4%          14.8%          15.0%         14.1%          14.2%
General and
 administrative expense
 as a percentage of
 sales..................        4.9%           4.8%           4.6%          3.9%           3.3%
Operating income as a
 percentage of sales....        3.0%           2.7%           0.5%          2.5%           3.2%
Store Operating Data:
Number of stores (end of
 period)................        406            403            379           390            954
Average sales per store:
 Merchandise sales (in
  thousands)............     $460.4         $462.7         $481.1        $525.8        $ 533.3
 Gasoline gallons (in
  thousands)............      423.7          440.3          450.0         501.2          603.9
Comparable store sales
 growth(f):
 Merchandise............        1.3 %         (0.8)%          2.8 %         8.5 %          5.3 %
 Gasoline gallons.......        2.8 %          0.5 %         (4.3)%         7.2 %          4.8 %
Balance Sheet Data (end
 of period):
Working capital
 (deficiency)...........     $  6.7         $ (0.8)        $ (6.5)       $ (8.2)       $  (9.0)
Total assets............      124.0          127.7          120.9         142.8          554.8
Total debt and capital
 lease obligations(g)...      102.4          101.8          101.4         101.3          340.7
Shareholders' equity
 (deficit)..............      (12.1)         (16.3)         (27.5)        (17.9)          39.3

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

   (c) "EBITDA" represents income from operations before depreciation and amortization, merger integration costs, restructuring charges, and impairment of long-lived assets. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Pantry has included information concerning EBITDA as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of The Pantry's operating performance.

   (d) Purchases of assets to be held for sale are excluded from these amounts.

   (e) For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). The Pantry's earnings were inadequate to cover fixed charges by $0.2 million, $3.6 million, $10.8 million, and $1.0 million for fiscal years 1994, 1995, 1996, and 1997, respectively.

   (f) The stores included in calculating same store sales growth are stores that were under Company management and in operation for both fiscal years of the comparable period; therefore, acquired stores, new stores and closed stores are not included.

   (g) Total debt includes capital lease obligations.

   (h) For a further discussion of the Lil' Champ Acquisition and its impact on the comparability of the periods reflected in Selected Financial Data, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   (i) On October 23, 1997 in connection with the Lil' Champ Acquisition, the Company completed the offering of the Senior Subordinated Notes and, in a related transaction completed a Tender Offer and Consent Solicitation with respect to the Senior Notes. The Tender Offer resulted in the Company's purchase of $51 million in principal amount of the Senior Notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, the Company incurred an extraordinary loss of approximately $8.0 million related to cost of the Tender Offer and Consent Solicitation and write-off of deferred financing costs.

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

INTRODUCTION

   The Pantry is a leading convenience store operator in the southeastern United States. The Company's stores offer a broad selection of merchandise and gasoline as well as ancillary services designed to appeal to the convenience needs of the Company's customers.

   Since the arrival of the Company's current management team in fiscal 1996, it has grown through a combination of management initiatives and strategic acquisitions including:

  . enhancing merchandising to increase same store merchandise sales growth and margins

  . improving gasoline offering in order to increase customer traffic and same store gasoline volume growth

  . reducing expenses through strengthened vendor relationships and tightened expense controls

  .  increasing expenditures for facilities improvement and store automation

  .  growing through acquisitions and new store development

   As a result, The Pantry has experienced increases in total revenue, same store merchandise sales and gasoline volume growth and income from operations. Additionally, the Company has expanded the geographic scope of its operations which it believes will result in less seasonality from period to period. The Company intends to continue its acquisition strategy and, accordingly, future results may not be necessarily comparable to historic results.

   The Company believes that there is significant opportunity to continue to increase profitability at its existing and new stores. The Company continues to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices and cost savings initiatives. The Company is upgrading its management information systems and continues to remodel its stores. Finally, the Company continues to seek acquisitions and believes that there is a large number of attractive acquisition opportunities in our markets.

   The Company believes that its arrangements with vendors, including McLane, has enabled it to decrease the operating expenses of acquired companies after it completes an acquisition. The Pantry purchases over 50% of its general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. In addition, McLane supplies health and beauty aids, toys and seasonal items to all Pantry stores. The Pantry has a contract with McLane until 2003. Although the Company believes there are adequate alternative supply sources, a change of suppliers, especially McLane, could have a material adverse affect on its cost of goods and results of operations.

ACQUISITION HISTORY

   The Pantry's acquisition strategy focuses on acquiring convenience stores within or contiguous to its existing market areas. The Company believes acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

   The table below provides information concerning the largest acquisitions the Company has completed from fiscal 1996 through fiscal 1998:

                                                                                                 NUMBER OF
  DATE ACQUIRED              COMPANY              TRADE NAME               LOCATIONS              STORES
 ---------------- ------------------------------ ------------   -------------------------------- ---------
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

   The Pantry seeks to improve the productivity and profitability of acquired stores by implementing its merchandising and gasoline initiatives, eliminating duplicative costs, reducing overhead and centralizing functions such as purchasing and information technology. For example, at Lil' Champ, The Pantry has, among other things, expanded the merchandise offered at each store, upgraded store and gasoline facilities and centralized merchandise purchasing. These improvements have contributed to an increase in same store EBITDA of 30.3% and a decrease in same store operating expenses of 6.6% at Lil' Champ stores during the twelve month period following the Lil' Champ acquisition. The Pantry believes it takes six to twelve months to fully integrate and achieve operational and financial improvements at acquired locations. There can be no assurance, however, that revenue increases or cost savings can be achieved with respect to any acquisition.

RESULTS OF OPERATIONS

   The Company's operations for fiscal years 1996, 1997 and 1998 each contained 52 weeks. The following table sets forth certain of the Company's results as a percentage of revenues for the periods indicated:

                                                            FISCAL YEAR ENDED
                                                            -------------------
                                                            1996   1997   1998
                                                            -----  -----  -----
   Revenues:
     Merchandise sales.....................................  48.9%  47.4%  46.8%
     Gasoline sales........................................  50.1   51.5   51.8
     Commissions...........................................   1.0    1.1    1.4
                                                            -----  -----  -----
       Total revenues...................................... 100.0% 100.0% 100.0%
                                                            =====  =====  =====
     Gross profit..........................................  23.7   22.7   23.7
   Operating, general and administrative expenses..........  20.8   18.0   17.7
   Depreciation and amortization...........................   2.4    2.2    2.8
                                                            -----  -----  -----
   Income from operations..................................   0.5%   2.5%   3.2%
                                                            =====  =====  =====

   Impact of Acquisitions. The Lil' Champ acquisition and other acquisitions and related transactions have had a significant impact on the Company's financial condition and results of operations since their respective transaction dates. Due to the method of accounting for fiscal year 1998 acquisitions, the Consolidated Statements of Operations for the fiscal year ended September 24, 1998 herein includes results from operations for each of the acquisitions from the date of each acquisition only. Moreover, the Consolidated Balance Sheets as of September 25, 1997 and the Consolidated Statements of Operations for fiscal years September 25, 1997 and September 26, 1996 do not include the assets, liabilities, and results of operations relating to these acquisitions. As a result, comparisons to prior fiscal year results and prior balance sheets are impacted materially and obfuscate the underlying performance of same store results.

 Fiscal 1998 Compared To Fiscal 1997

   Total Revenue. Total revenue for fiscal 1998 was $984.9 million compared to $427.4 million for fiscal 1997, an increase of $557.5 million or 130.4%. The increase in total revenue is primarily attributable to Lil' Champ revenue of $451.4 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal 1998 of $92.2 million and same store merchandise sales growth of 5.3% (or $9.7 million).

   Merchandise Revenue. Total merchandise revenue for fiscal 1998 was $460.8 million compared to $202.4 million for fiscal 1997, an increase of $258.4 million or 127.7%. The increase in merchandise revenue is primarily attributable to Lil' Champ merchandise revenue of $212.2 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal 1998 of $30.5 million and same store merchandise sales growth of $9.7 million. Fiscal 1998 same store merchandise revenue growth increased 5.3% over fiscal 1997. Same store sales increases at The Pantry locations are primarily attributable to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity.

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 1998 was $510.0 million compared to $220.2 million for fiscal 1997, an increase of $289.8 million or 131.6%. The increase in gasoline revenue is primarily attributable to Lil' Champ gasoline revenue of $231.7 million for the eleven month period ended September 24, 1998 and the revenue from stores acquired or opened in fiscal 1998 of $61.1 million. Overall, gasoline revenue growth was partially offset by lower average gasoline retail prices in fiscal 1998 versus fiscal 1997. In fiscal 1998, the Company's average retail price of gasoline was $0.14, or 11.4%, lower than in fiscal 1997. The decrease in average retail is primarily attributable to lower wholesale gasoline pricing.

   In fiscal 1998, total gasoline gallons were 466.8 million gallons compared to 179.4 million gallons in fiscal 1997, an increase of 287.4 million gallons or 160.2%. The increase in gasoline gallons is primarily attributable to Lil' Champ gallon volume of 204.9 million and same store gasoline volume increases of 7.9 million. Fiscal 1998 same store gallon sales growth was 4.8% and is primarily attributable to more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and local market and economic conditions.

   Commission Revenue. Total commission revenue for fiscal 1998 was $14.1 million compared to $4.8 million for fiscal 1997, an increase of $9.3 million or 193.8%. The increase in commission revenue is primarily attributable to Lil' Champ revenue of $7.5 million for the eleven month period ended September 24, 1998 and revenue from stores acquired or opened in fiscal 1998 of $0.5 million. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

   Total Gross Profit. Total gross profit for fiscal 1998 was $233.4 million compared to $97.3 million for fiscal 1997, an increase of $136.1 million or 139.9%. The increase in gross profit is primarily attributable to Lil' Champ gross profit of $108.5 million for the eleven month period ended September 24, 1998, the gross profit from stores acquired or opened in fiscal year 1998 of $15.7 million and same store gross profit increases of $5.8 million.

   Merchandise Gross Margin. Merchandise gross margins in fiscal 1998 remained relatively constant compared to fiscal 1997, decreasing only 4.0 basis points despite cost inflation in the tobacco category.

   Gasoline Gross Profit Per Gallon. The gasoline gross profit per gallon increased to $0.134 in fiscal 1998 from $0.128 in fiscal 1997 as the result of more favorable retail price and wholesale cost conditions in Lil' Champ's markets and improved gasoline market conditions in the Pantry's other primary markets. This increase occurred in spite of decreases in retail gasoline prices to $1.09 in fiscal 1998 from $1.23 in fiscal 1997.

   Store Operating and General and Administrative Expenses. Store operating expenses for fiscal 1998 were $140.1 million compared to $60.2 million for fiscal 1997, an increase of $79.9 million or 132.7%. The increase in store expenses is primarily attributable to Lil' Champ expenses of $63.6 million for the eleven month period ended September 24, 1998 and the operating and lease expenses associated with the stores acquired or opened in fiscal 1998 of $9.6 million. As a percentage of total revenue, store operating expenses increased to 14.2% in fiscal 1998 from 14.1% in fiscal 1997.

   General and administrative expenses for fiscal 1998 were $32.8 million compared to $16.8 million for fiscal 1997, an increase of $16.0 million or 95.2%. The increase in general and administrative expenses is primarily attributable to Lil' Champ expenses of $16.0 million for the eleven month period ended September 24, 1998. Operating, general and administrative expenses in total decreased as a percentage of total revenues. As a percentage of total revenue, general and administrative expenses decreased to 3.3% in fiscal 1998 from 3.9% in fiscal 1997.

   Merger Integration Costs. In connection with the Lil' Champ acquisition, the Company incurred merger integration costs of approximately $1.0 million related to the combination of its existing business with the acquired business of Lil' Champ. These costs include $0.3 million related to the relocation of personnel, $0.6 million related to the provision for duplicated contracted services that provide no future economic benefit and $0.1 million for other consolidation and related expenses.

   Income From Operations. Income from operations for fiscal 1998 was $31.8 million compared to $10.8 million for fiscal 1997, an increase of $21.0 million or 194.4%. The increase is primarily attributable to Lil' Champ income from operations of $16.7 million. As a percentage of total revenue, income from operations increased to 3.2% in fiscal 1998 from 2.5% in fiscal 1997.

   Earnings Before Interest, Taxes, Depreciation and Amortization
("EBITDA"). EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, merger integration costs, restructuring charges, impairment of long-lived assets, extraordinary item, cumulative effect of change in accounting principle and the write-off of due diligence costs incurred in connection with a potential purchase of a regional convenience store company that was abandoned in 1995 and extraordinary loss. EBITDA for fiscal 1998 was $60.5 million compared to $20.3 million for fiscal 1997, an increase of $40.2 million or 198.0%. The increase is primarily attributable to Lil' Champ EBITDA of $31.4 million for the eleven month period ended September 24, 1998 and the items discussed above. Excluding Lil' Champ, EBITDA increased 43.3% in fiscal 1998 compared to fiscal 1997.

   EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITDA as defined may not be comparable to similarly-titled measures reported by other companies.

   Interest Expense (see "Liquidity and Capital Resources; Long-Term Debt"). Interest expense in fiscal 1998 was $28.9 million compared to $13.0 million for fiscal 1997, an increase of $15.9 million or 122.3%. This increase is primarily attributable to interest on the senior notes of $6.5 million, the senior subordinated notes of $18.9 million and borrowing under the bank credit facility of approximately $2.0 million, which was partially offset by $0.8 million in interest savings related to the redemption and refinancing of $51.0 million in principal amount of the senior notes.

   Income Tax Benefit (Expense). The Company did not record an income tax benefit for fiscal 1998 or fiscal 1997. Income tax benefit (expense) is recorded net of a valuation allowance to provide for operating loss carryforwards and available tax credits based on estimated future earnings and for temporary differences based on expected timing of reversals. In fiscal 1998, the valuation allowance increased $620,000, which resulted primarily from the allowance for 1998 federal net operating loss benefits, offset by a $1.2 million allowance adjustment related to a corresponding reduction of $1.2 million of deferred tax assets which resulted from a preliminary settlement of a North Carolina tax assessment.

   Extraordinary Item. The Company recognized an extraordinary loss, net of taxes, of approximately $8.0 million in fiscal 1998 in connection with the redemption of a portion of the senior notes and related consent fees. The extraordinary item relates to the purchase of $51.0 million in principal amount of the senior notes and includes tender costs of $5.1 million, consent solicitation costs of $0.9 million, and the write-off of a respective portion of the deferred financing cost of $2.0 million. The extraordinary item also reflects an income tax benefit of approximately $1.2 million.

   Net Loss. Net loss for fiscal 1998 was $3.3 million compared to $1.0 million for fiscal 1997, an increase of $2.3 million or 230.0%. The increase is primarily attributable to the extraordinary loss, net of taxes, of $8.0 million in connection with the redemption of the senior notes and related consent fees. The Pantry's income before extraordinary loss was $4.7 million for fiscal 1998 compared to a loss of $1.0 million during fiscal 1997, an increase of $5.7 million. The income before extraordinary loss for fiscal 1998 represents an increase of $12.8 million over fiscal year 1996.

 Fiscal 1997 Compared to Fiscal 1996

   Total Revenue. Total revenue for fiscal 1997 was $427.4 million compared to $384.8 million for fiscal 1996, an increase of $42.6 million or 11.1%. This increase is attributable to significant revenue increases in merchandise of $14.3 million, gasoline of $27.4 million and commissions of $0.8 million despite a reduction in average store count compared to the prior year.

   Merchandise Revenue. Merchandise revenue for fiscal 1997 was $202.4 million compared to $188.1 million for fiscal 1996, an increase of $14.3 million or 7.6%. The increase is primarily attributable to same store merchandise sales increase of $14.8 million which is partially offset by a decrease in merchandise revenues due to a decrease in average store count compared to the prior year. The increase in same store merchandise sales of 8.5% is primarily attributable to increased volume in major merchandise categories, a general increase in the price of cigarettes and growth in new merchandise programs.

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 1997 was $220.2 million compared to $192.7 million for fiscal 1996, an increase of $27.5 million or 14.3%, primarily due to same store gasoline revenue of $17.7 million. Additionally, the average retail price per gallon in fiscal 1997 was $1.23 versus an average retail price per gallon in fiscal 1996 of $1.20. In fiscal 1997 total gasoline gallons were 179.4 million gallons compared to
160.7 million gallons for fiscal 1996, an increase of 18.7 million gallons or 11.6%. The Company's same store gasoline volume increase of 7.2% or 11.0 million gallons in fiscal 1997 can be attributed to more competitive pricing and a relatively mild 1996-1997 winter season compared to the prior year.

   Commission Revenue. Total commission revenue for fiscal 1997 was $4.8 million compared to $4.0 million for fiscal 1996, an increase of $0.8 million or 20.0% due to the expansion and enhancement of existing commission related programs and the introduction of new programs in selected markets.

   Total Gross Profit. Total gross profit for fiscal 1997 was $97.3 million compared to $91.2 million for fiscal 1996, an increase of $6.1 million or 6.7%. The increase in gross profit is primarily attributable to the same store gross profit increase of $4.2 million. In addition, merchandise gross profit margin increased to 34.4% in fiscal 1997 from 33.0% in fiscal 1996. Overall gross profit margin declined to 22.8% in fiscal 1997 from 23.7% in fiscal 1996 due to the decrease in gasoline margin per gallon to $0.128 in fiscal 1997 from $0.156 in fiscal 1996. The decrease in gasoline gross profit margin is attributable to a shift in the Company's pricing practices and less favorable conditions in the wholesale and retail gasoline markets.

   Store Operating and General and Administrative Expenses. Store operating expenses in fiscal 1997 were $60.2 million compared to $57.8 million in fiscal 1996, an increase of $2.4 million, or 4.2%, but decreased as a percentage of merchandise sales. Store expenses increased due to increases in store personnel related expenses of $1.0 million, real estate lease expense of $0.8 million and equipment rental expense of $0.5 million. The increase in store personnel related expenses is attributable to increased customer traffic and transaction volume. The increase in real estate leases is attributable to the consummation of several sale/leaseback transactions. The increase in equipment rental expense is primarily attributable to the Company's roll-out of a frozen drink program to a majority of stores. As a percentage of total revenue, store operating expenses decreased to 14.1% in fiscal 1997 from 15.0% in fiscal 1996.

   General and administrative expenses for fiscal 1997 were $16.8 million compared to $17.8 million in fiscal 1996, a decrease of $1.0 million, or 6.0%. The decrease in both total dollar terms and as a percentage of merchandise sales is attributable to improved fiscal management of major expense categories. As a percentage of total revenue, general and administrative expenses decreased to 3.9% in fiscal 1997 from 4.6% in fiscal 1996.

   Restructuring Charges. As a result of the change in ownership that occurred during fiscal 1996, The Pantry restructured its corporate offices. These charges included $0.8 million for involuntary termination benefits paid to 51 employees and $0.8 million for the termination of the former chairman and chief executive officer's employment agreement, including related expenses. These amounts were expended during 1996. As a result of these terminations, approximately $1.9 million in annual salaries were eliminated.

   Income from Operations. Income from operations for fiscal 1997 was $10.8 million compared to $1.9 million for fiscal 1996, an increase of $8.9 million or 468.4%. The increase is attributable to the items discussed above, as well as nonrecurring restructuring charges of $1.6 million and charges for impairment of long-lived assets of $3.0 million in fiscal 1996 which were not present in fiscal 1997. As a percentage of total revenue, income from operations increased to 2.5% in fiscal 1997 from 0.5% in fiscal 1996.

   EBITDA. EBITDA for fiscal 1997 was $20.3 million compared to $15.6 million in fiscal 1996, an increase of $4.7 million or 30.1%, due to the items discussed above.

   Interest Expense. Interest expense for fiscal 1997 was $13.0 million compared to $12.0 million in fiscal 1996, an increase of $1.0 million or 8.3%, due to a temporary interest rate increase on the senior notes from 12% to 12 1/2% and a nonrecurring decrease of $0.6 million related to an interest accrual that was reversed in fiscal 1996 and did not occur in fiscal 1997. The accrual had been recorded related to a potential income tax issue that was resolved in our favor in fiscal 1996. For the twelve months ended December 26, 1997, the Pantry's consolidated fixed charge coverage ratio fell below 1.63 to 1, as required in the senior notes indenture, resulting in an increase in the interest rate on the senior notes from 12% to 12 1/2%. On June 26, 1998, the Pantry exceeded the coverage ratio requirement and the interest rate was changed back to 12%.

   Income Tax Benefit (Expense). The Company's income tax benefit decreased in fiscal 1997 due to a $9.8 million decrease in pre-tax loss compared to the prior year and the computation of its tax liability for fiscal 1997. Additionally, no income tax benefit was recorded in fiscal 1997, which was principally attributable to an increase in the valuation allowance to provide for operating loss carryforwards and available tax credits based on estimated future earnings and for temporary differences based on expected timing of reversals. In 1997, the valuation allowance increased $325,000.

   Net Loss. Net loss for fiscal 1997 was $1.0 million compared to $8.1 million for fiscal 1996, a decrease of $7.1 million or 87.7%. The decrease is attributable to the items discussed above, as well as nonrecurring restructuring charges of $1.6 million and charges for impairment of long-lived assets of $3.0 million in fiscal 1996 not present in fiscal 1997. The Pantry's loss before extraordinary loss was $1.0 million for fiscal 1997 compared to a loss of $8.1 million during fiscal 1996, an improvement of $7.1 million.

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of the Company's business, substantially all sales are for cash, and cash provided by operations is the Company's primary source of liquidity. Capital expenditures, acquisitions and interest expense represent the primary uses of funds. The Company relies primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under the Bank Credit Facility, sale-leaseback transactions, asset dispositions and equity investments, to finance its operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities for fiscal 1996, fiscal 1997 and fiscal 1998 totaled $5.4 million, $7.3 million and $48.0 million, respectively. The Company had $34.4 million of cash and cash equivalents on hand at September 24, 1998.

   Line and Letter of Credit Facility. On October 23, 1997, to supplement cash on hand and cash provided by operating activities, the Company entered into the Bank Credit Facility. On July 2, 1998 and in connection with acquisition activity and an equity investment by existing shareholders, the Bank Credit Facility was amended to increase the amount available under the Acquisition Facility from $30 million to $85 million. The Bank Credit Facility consists of a $45.0 million Revolving Credit Facility and a $85.0 million Acquisition Facility. See "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 5--Long-Term Debt". The Revolving Credit Facility is available to fund working capital and for the issuance of standby letters of credit. The Acquisition Facility is available to fund future acquisitions of related businesses. As of September 24, 1998, there were no borrowings outstanding under the working capital line of credit and $78.0 million outstanding under the Acquisition Facility. See "Acquisitions" and "Long-Term Debt". As of September 24, 1998, approximately $14.0 million of letters of credit were issued under the standby letter of credit facility. In January 1999 the Bank Credit Facility was restructured and amended.

   1998 Acquisitions and Disposition. In fiscal 1998 the Company acquired a total of 641 convenience stores in eight transactions for approximately $250.6 million. These acquisitions were funded with the proceeds from the sale of the Senior Subordinated Notes, borrowings under the Bank Credit Facility, equity investments by existing shareholders and management and cash on hand. In connection with the Lil' Champ acquisition the Company sold 48 Lil' Champ convenience stores, representing all of its convenience store operations and idle property in Georgia. The sale was completed September 1, 1998. As required by SFAS No. 121, these assets were measured at fair value less costs to sell during the allocation period following the consummation date of the acquisition. Accordingly, no gain or loss was recorded on disposition.

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

   The Company's sale-leaseback program includes the packaging of its owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to The Pantry under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates ranging from 10.5% to 11.5% applied to the cost of each respective property. The Company retains ownership of all personal property and gasoline marketing equipment. The Bank Credit Facility limits or caps the proceeds of sale-leasebacks that The Pantry can use to fund its operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long term supply agreements or to upgrade gasoline marketing equipment, including canopies, gasoline dispensers and signs. Under this sale-leaseback program The Pantry received $4.8 million during fiscal 1998.

   In fiscal 1998, the Company received approximately $20.7 million in sale-leaseback and other reimbursements for capital improvements; therefore, net capital expenditures, excluding all acquisitions, for fiscal 1998 were $27.7 million. The Company anticipates that net capital expenditures for fiscal 1999 will be approximately $45.0 million.

   Long-term Debt. At September 24, 1998, the Company's long-term debt consisted primarily of $49.0 million of the Senior Notes, $200 million of the Senior Subordinated Notes, and $78.0 million outstanding under the Acquisition Facility. The interest payments on the Senior Notes are due May 15 and November 15. The interest payments on the Senior Subordinated Notes are due October 15 and June 15. The interest payments on the Acquisition Facility are due monthly.

   The Senior Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors. The Senior Notes contain covenants that, among other things, restrict the ability of the Company and any restricted subsidiary to: (i) incur additional indebtedness; (ii) pay dividends or make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale-leaseback transactions;
(ix) merge or consolidate the Company or any of its subsidiaries; and (x) transfer and sell assets. In January 1999, all Senior Notes were redeemed by the Company.

   The Company also has outstanding $200.0 million of 10 1/4% Senior Subordinated Notes due 2007. Interest on the Senior Subordinated Notes is due on October 15 and April 15 of each year. The Senior Subordinated Notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Company's subsidiaries, except for PH Holding and its subsidiaries. The Senior Subordinated Notes contain covenants that, among other things, restrict the Company's ability and any restricted subsidiary's ability to (i) pay dividends or make distributions, except in amounts not in excess of a percentage of the Company's net income of proceeds of debt or equity issuances and in amounts not in excess of $5.0 million, (ii) issue stock of subsidiaries, (iii) make investments of non-affiliated entities, except employee loans of up to $3.0 million, (iv) repurchase stock, except stock owned by employees in amounts not in excess of $2.0 million with the proceeds from debt or equity issuances, (v) incur liens not securing debt permitted under the senior subordinated notes,
(vi) enter into transactions with affiliates, (vii) enter into sale-leaseback transactions, or (viii) engage in mergers or consolidations.

   The Company can incur debt under the Senior Subordinated Notes if its ratio of pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if the Company doesn't meet this ratio it can incur:
(i) bank credit facility debt of up to $50.0 million of acquisition debt and other debt in an amount equal to the greater of $45.0 million or an amount equal to 4.0% times our annualized revenues, (ii) capital leases or acquisition debt in amounts not to exceed in the aggregate 10% of its tangible assets at time of incurrence, (iii) intercompany debt, (iv) pre-existing debt,
(v) up to $15.0 million in any type of debt or (vi) debt for refinancing of the above described debt.

   The Senior Subordinated Notes also place conditions on the terms of asset sales or transfers and require the Company either to reinvest the proceeds of an asset sale or transfer, or, if it does not reinvest those proceeds, to pay down its bank credit facility or other senior debt or to offer to redeem its senior subordinated notes with any asset sale proceeds not so used. Up to 35% of the senior subordinated notes may be redeemed prior to October 15, 2000 at a redemption price of 110.25% plus accrued interest with the net proceeds of one or more public equity offerings. All of the senior subordinated notes may be redeemed after October 15, 2002 at a redemption price which begins at 105.125% and decreases to 100.0% after October 2005.

   Restrictive covenants in the Company's debt agreements may restrict its ability to implement our acquisition strategy.

   During fiscal 1998 and relating to the acquisitions discussed above, the Company borrowed $78.0 million under its Acquisition Facility. Under the terms of the Bank Credit Facility, the Acquisition Facility is available to finance acquisitions of related businesses with certain restrictions. The Bank Credit Facility contains covenants restricting the ability of the Company and any of its of subsidiaries to, among other things: (i) incur additional debt; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions and asset sales; and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) a minimum coverage ratio, (b) a minimum pro forma EBITDA,
(c) a maximum pro forma leverage ratio, and (d) a maximum capital expenditure allowance. In January 1999 the Bank Credit Facility was restructured and amended.

   Cash Flows From Financing Activities. The Lil' Champ Acquisition price, the refinancing of existing Lil' Champ debt, the repurchase of $51.0 million of the Senior Notes, the total purchase price of all acquisitions and all related fees and expenses were financed with the proceeds from the offering of the Senior Subordinated Notes, cash on hand, the net proceeds of approximately $57.0 million from the sale to existing shareholders and management of the Company of additional shares of the Company's Common Stock.

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

  . Corrosion Protection: The 1988 EPA regulations require that all UST systems have corrosion protection by December 22, 1998. The Company's UST systems have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel USTs with interior fiberglass lining or the installation of cathodic protection.

  . Overfill/Spill Prevention: The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. The Company has installed these devices on all Company-owned UST systems to meet these regulations.

   The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its UST systems. In order to comply with this requirement, as of September 24, 1998 The Pantry maintained letters of credit in the aggregate amount of $2.3 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Virginia, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, the Company meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance and through qualified self-insurance.

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

   Environmental reserves of $17.1 million as of September 24, 1998, represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. Although the Company can make no assurances, the Company anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, amounts which are probable of reimbursement (based on the Company's experience) from those sources total $13.2 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination will be performed by the state and the Company expects substantially all of the costs will be paid by the state trust fund. The Company will perform remediation in other states through independent contractor firms engaged by the Company. For certain sites the trust fund does not cover a deductible or has a copy which may be less than the cost of such remediation.

   The Company has reserved $500,000 to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and the Company's historical claims experience. Although the Company is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

   Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release the Company from responsibility related to known contamination at those sites. These sites continue to be included in the Company's environmental reserve until a final closure notice is received.

YEAR 2000 INITIATIVE

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

   The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expects to achieve constitute forward-looking information. As noted below, there are many uncertainties involved with the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties and trading partners. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on its results of operations could vary materially from that stated herein.

   The Company completed 90% its assessment phase of Year 2000 vulnerability early in fiscal year 1998, after a formal third-party assessment was completed in November 1997. Assessment activities found that 30% of the Company's systems would require remediation and 20% of the Company's systems were planned for replacement or would be best served if replaced. Based on a this third party assessment, internal assessment, and project results as of December 16, 1998, the Company believes all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999. In order to meet this date, the Company has engaged outside consultants and contractors to assist in the overall project and remediation effort.

   The Company has tested, modified or replaced, or plans to modify or replace its existing systems and related hardware which did not properly interpret dates beyond December 31, 1999 to ensure Year 2000 compliance. The Company has have assessed software and technology infrastructures, embedded systems such as microchips in point-of-sale systems, fuel consoles and office equipment, and building facilities such as telephone-related systems, HVAC and security. The Company's testing methodology plan includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios, and utilizing software programs which test for compliance on certain equipment.

   The Company has initiated communications with its significant vendors, suppliers, and financial institutions to determine the extent to which the Company is vulnerable to those third-parties' failure to be Year 2000 compliant. Based on these communications and presently available information, the Company does not anticipate any material effects related to vendor, supplier, or financial institution compliance. Additionally, the Company does not believe it has any customers whose failure to be Year 2000 compliant would materially impact business operations or operating results. Noncompliance by suppliers and credit card processing companies utilized by the Company could result in a material adverse effect on the financial condition and results of operations of the Company. The Pantry will continue to update its assessment of the readiness of key vendors, suppliers and financial institutions until they are compliant. If during this ongoing assessment, it determines a third party's level of compliance will have an adverse effect on The Pantry, the Company will seek an alternate third party to provide similar products or services. The Company believes that the worst case scenario in the event of a Year 2000 related failure would be delays in the receipt of payment from credit card processing companies and a return to manual accounting processing at its individual stores.

   In addition, the Company has reviewed the assets acquired since its original assessment for Year 2000 compliance. This includes the acquisition of other companies, as well as procurement and service arrangements. The Company believes that its recently acquired assets will be Year 2000 compliant by September 1999. The assessments have been conducted through the due diligence process, vendor compliance communications and requests for disclosure statements as part of contract negotiations. In most instances with the acquisition of other companies, the systems and suppliers of these companies are the same as those used in the Company's existing operations.

   The Company does not believe either the direct or indirect costs of Year 2000 compliance will be material to its operations or operating results. Its expenditures, which will be funded through operating cash flow, consist primarily of internal costs and expenses associated with third-party contractors. To date, the Company's spending with contractors and consultants has been $75,000. The Company anticipates spending for the remainder of the fiscal year to be approximately $300,000.

   While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurances that the systems of other companies on which its systems and operations rely will be converted on a timely basis and will not have a material impact on the Company. The Company is in the process of formulating a contingency plan to address possible noncompliance by our vendors, suppliers, financial institutions and credit card processors. These plans will be drafted and in place by September 1999, leaving the fourth calendar quarter to address low priority and low impact issues.

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

INFLATION

   General inflation has not had a significant impact on the Company over the past three years. As reported by the Bureau of Labor Statistics, the consumer price index for fiscal 98 on tobacco products increased approximately 15%. Subsequent to fiscal year end on November 23, 1998, major cigarette manufacturers which supply the Company increased prices by $0.45 per pack. These increases have been passed on in higher retails throughout the chain. Because the Company expects to pass cigarette cost increases on to its customers through higher retail prices, these cost increases are expected to reduce its gross margin percentage for the cigarette category, but are not expected to have a material impact on the cigarette category gross profit dollars. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to its customers over the long-term and, therefore, does not expect inflation to have a significant impact on the results of operations or financial condition of the Company in the foreseeable future.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

  Quantitative Disclosures:

   The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements. The Company's fixed rate debt consists primarily of outstanding balances on its Senior Notes and Senior Subordinated Notes and its variable rate debt relates to borrowings under its Bank Credit Facility.

   The following table presents the future principal cash flows and weighted-average interest rates expected on the Company's existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 16, 1998.

                            EXPECTED MATURITY DATE

                                                                                          Fair
                         FY 1999 FY 2000 FY 2001  FY 2002 FY 2003  Thereafter  Total     Value
                         ------- ------- -------  ------- -------  ---------- --------  --------
                                                (dollars in thousands)
Long-Term Debt..........  $  67   $  39  $49,038   $ 47   $78,049   $200,074  $327,314  $336,814
Weighted Average
 Interest Rate..........  10.06%  10.06%    9.76%  9.72%    10.19%     10.25%    10.06%

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Financial Statements:

  Independent Auditors' Report....................................      30

  Consolidated Balance Sheet as of September 25, 1997 and
   September 24, 1998.............................................      31

  Consolidated Statement of Operations for the years ended
   September 26, 1996, September 25, 1997, and September 24,
   1998...........................................................      33

  Consolidated Statement of Changes in Shareholders' Equity
   (Deficit) for the years ended September 26, 1996, September 25,
   1997, and September 24, 1998...................................      34

  Consolidated Statement of Cash Flows for the years ended
   September 26, 1996, September 25, 1997, and September 24,
   1998...........................................................      35

  Notes to Consolidated Financial Statements......................      37

Financial Statement Exhibit:

  Exhibit 12.1--Computation of Ratio of Earnings to Fixed
   Charges........................................................ Exhibit 12.1

Financial Statement Schedule

  Schedule II--Valuation and Qualifying Accounts and Reserves.....     S-1

                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
The Pantry, Inc.
Sanford, North Carolina

   We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries as of September 25, 1997 and September 24, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 24, 1998. Our audits also included the financial statement schedule listed in the Index of Item 14. These financial statements and financial statement schedule are the responsibility of The Pantry's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 25, 1997 and September 24, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in fiscal 1996 The Pantry adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Raleigh, North Carolina

December 18, 1998

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 25, SEPTEMBER 24,
                                                        1997          1998
                                                    ------------- -------------
                       ASSETS
                       ------
Current assets:
 Cash and cash equivalents.........................   $  3,347      $ 34,404
 Receivables (net of allowance for doubtful
  accounts of $150 at September 25, 1997; $280 at
  September 24, 1998)..............................      2,101         9,907
 Inventories (Note 3)..............................     17,161        47,809
 Income taxes receivable (Note 6)..................        --            488
 Prepaid expenses..................................      1,204         2,216
 Property held for sale............................      3,323         3,761
 Deferred income taxes, net (Note 6)...............      1,142         3,988
                                                      --------      --------
    Total current assets...........................     28,278       102,573
                                                      --------      --------
Property and equipment, net (Notes 4, 5, 7 and
 10)...............................................     77,986       300,978
                                                      --------      --------
Other assets:
 Goodwill (net of accumulated amortization of
  $9,705 at September 25, 1997, $11,940 at
  September 24, 1998) (Notes 2 and 10).............     20,318       120,025
 Deferred lease costs (net of accumulated
  amortization of $8,956 at September 25, 1997,
  9,001 at September 24, 1998) ....................        314           269
 Deferred financing costs (net of accumulated
  amortization of $4,345 at September 25, 1997,
  $4,871 at September 24, 1998) (Note 5)...........      4,578        14,545
 Environmental receivables (Note 8)................      6,511        13,187
 Deferred income taxes (Note 6)....................        156           --
 Escrow for Lil' Champ acquisition (Note 2)........      4,049           --
 Other.............................................        609         3,243
                                                      --------      --------
    Total other assets.............................     36,535       151,269
                                                      --------      --------
Total assets.......................................   $142,799      $554,820
                                                      ========      ========

                                THE PANTRY, INC.

                             (Dollars in Thousands)

                                                         September 25, September 24,
                                                             1997          1998
                                                         ------------- -------------
             LIABILITIES AND SHAREHOLDERS'
                   EQUITY (DEFICIT):
             -----------------------------
Current liabilities:
  Current maturities of long-term debt (Note 5).........   $     33      $     45
  Current maturities of capital lease obligations (Note
   7)...................................................        285         1,240
  Accounts payable:
    Trade...............................................     16,035        49,559
    Money orders........................................      3,022         5,181
  Accrued interest (Note 5).............................      4,592        11,712
  Accrued compensation and related taxes................      3,323         6,719
  Income taxes payable (Note 6).........................        296           --
  Other accrued taxes...................................      2,194         7,007
  Accrued insurance.....................................      3,887         5,745
  Other accrued liabilities.............................      2,856        24,348
                                                           --------      --------
      Total current liabilities.........................     36,523       111,556
                                                           --------      --------
Long-term debt (Note 5).................................    100,305       327,269
                                                           --------      --------
Other non-current liabilities:
  Environmental costs (Note 8)..........................      7,806        17,137
  Deferred income taxes (Note 6)........................        --         20,366
  Capital lease obligations (Note 7)....................        679        12,129
  Employment obligations................................      1,341           934
  Accrued dividends on preferred stock (Notes 2 and
   13)..................................................      7,958         4,391
  Other.................................................      6,060        21,734
                                                           --------      --------
      Total other non-current liabilities...............     23,844        76,691
                                                           --------      --------
Commitments and contingencies (Notes 5, 7, 8 and 15)....
Shareholders' Equity (Deficit):
  Preferred stock, $.01 par value, 150,000 shares
   authorized; 43,499 issued and outstanding at
   September 25, 1997 and 17,500 issued and outstanding
   at September 24, 1998 and March 25, 1999 (aggregate
   liquidation value: September 25, 1997--$43,499;
   September 24, 1998) (Notes 2 and 13)                         --            --
  Common stock, $.01 par value, 300,000 shares
   authorized; 114,109 issued and outstanding at
   September 25, 1997, 229,507 issued and outstanding at
   September 24, 1998 (Note 12).........................          1             2
  Additional paid-in capital............................      5,396        69,054
  Shareholder loans.....................................        --           (215)
  Accumulated deficit...................................    (23,270)      (29,537)
                                                           --------      --------
      Total shareholders' equity (deficit)..............    (17,873)       39,304
                                                           --------      --------
Total liabilities and shareholders' equity (deficit)....   $142,799      $554,820
                                                           ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       SEPTEMBER 26, SEPTEMBER 25, SEPTEMBER 24,
                                           1996          1997          1998
                                       ------------- ------------- -------------
                                        (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
Revenues:
  Merchandise sales..................    $188,091      $202,440      $460,798
  Gasoline sales.....................     192,737       220,166       509,958
  Commissions........................       3,979         4,787        14,128
                                         --------      --------      --------
   Total revenues....................     384,807       427,393       984,884
                                         --------      --------      --------
Cost of sales:
  Merchandise........................     125,979       132,846       303,968
  Gasoline...........................     167,610       197,268       447,565
                                         --------      --------      --------
   Total cost of sales...............     293,589       330,114       751,533
                                         --------      --------      --------
Gross profit.........................      91,218        97,279       233,351
                                         --------      --------      --------
Operating expenses:
  Store expenses.....................      57,841        60,208       140,089
  General and administrative
   expenses..........................      17,751        16,796        32,761
  Merger integration costs (Note 2)..         --            --          1,016
  Restructuring charges (Note 11)....       1,560           --            --
  Impairment of long-lived assets
   (Note 10).........................       3,034           --            --
  Depreciation and amortization......       9,158         9,504        27,642
                                         --------      --------      --------
   Total operating expenses..........      89,344        86,508       201,508
                                         --------      --------      --------
Income from operations...............       1,874        10,771        31,843
                                         --------      --------      --------
Other income (expense):
  Interest expense...................     (11,992)      (13,039)      (28,946)
  Miscellaneous......................        (660)        1,293         1,776
                                         --------      --------      --------
   Total other expense...............     (12,652)      (11,746)      (27,170)
                                         --------      --------      --------
Income (loss) before income taxes and
 extraordinary loss..................     (10,778)         (975)        4,673
Income tax benefits (expense) (Note
 6)..................................       2,664           --            --
                                         --------      --------      --------
Income (loss) before extraordinary
 loss................................      (8,114)         (975)        4,673
Extraordinary loss (Note 5)..........         --            --         (7,998)
                                         --------      --------      --------
Net loss.............................      (8,114)         (975)       (3,325)
Preferred dividends..................      (2,654)       (5,304)       (2,942)
                                         --------      --------      --------
Net loss applicable to common
 shareholders........................    $(10,768)     $ (6,279)     $ (6,267)
                                         ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT)

                             (Dollars in Thousands)

                            Preferred Stock         Common Stock       Additional
                          -------------------- -----------------------  Paid in
                           Shares   Par Value    Shares     Par Value   Capital
                          --------  ---------- ----------- ----------- ----------
Balance, September 28,
 1995...................       --    $    --     100,000    $      1    $  6,998
Net loss................       --         --         --          --          --
Issuances of common and
 preferred stock........    25,999        --      14,029         --         (446)
Dividends on preferred
 stock..................       --         --         --          --          --
                          --------   --------    -------    --------    --------
Balance, September 26,
 1996...................    25,999        --     114,029           1       6,552
Net loss................       --         --         --          --          --
Net proceeds from stock
 issue..................    17,500        --         --          --       15,953
Dividends on preferred
 stock..................       --         --         --          --          --
                          --------   --------    -------    --------    --------
Balance, September 25,
 1997...................    43,499        --     114,029           1      22,505
                          --------   --------    -------    --------    --------
Net loss................       --         --         --          --          --
Issuances of common
 stock..................       --         --     115,478           1      57,150
Contribution of Series A
 Preferred Stock and
 related dividends to
 Additional Paid in
 Capital................   (25,999)       --         --          --        6,508
Dividends on preferred
 stock..................       --         --         --          --          --
                          --------   --------    -------    --------    --------
Balance, September 24,
 1998...................    17,500        --     229,507           2      86,163
                          ========   ========    =======    ========    ========
                                      Total
                                    Additional
                                     Paid in   Shareholder Accumulated
                          Other(1)   Capital      Loans      Deficit     Total
                          --------  ---------- ----------- ----------- ----------
Balance, September 28,
 1995...................  $(17,109)  $(10,111)   $   --     $ (6,223)   $(16,333)
Net loss................       --         --         --       (8,114)     (8,114)
Issuances of common and
 preferred stock........       --        (446)       --          --         (446)
Dividends on preferred
 stock..................       --         --         --       (2,654)     (2,654)
                          --------   --------    -------    --------    --------
Balance, September 26,
 1996...................   (17,109)   (10,557)       --      (16,991)    (27,547)
Net loss................       --         --         --         (975)       (975)
Net proceeds from stock
 issue..................       --      15,953        --          --       15,953
Dividends on preferred
 stock..................       --         --         --       (5,304)     (5,304)
                          --------   --------    -------    --------    --------
Balance, September 25,
 1997...................   (17,109)     5,396        --      (23,270)    (17,873)
                          --------   --------    -------    --------    --------
Net loss................       --         --         --       (3,325)     (3,325)
Issuances of common
 stock..................       --      57,150       (215)        --       56,936
Contribution of Series A
 Preferred Stock and
 related dividends to
 Additional Paid in
 Capital................       --       6,508        --          --        6,508
Dividends on preferred
 stock..................       --         --         --       (2,942)     (2,942)
                          --------   --------    -------    --------    --------
Balance, September 24.
 1998...................   (17,109)    69,054       (215)    (29,537)     39,304
                          ========   ========    =======    ========    ========

--------
(1) Represents excess of amount paid in 1987 leveraged buy-out over net book value for "carry over" shareholders. See Note 1.

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED
                                      -----------------------------------------
                                      SEPTEMBER 26, SEPTEMBER 25, SEPTEMBER 24,
                                          1996          1997          1998
                                      ------------- ------------- -------------
                                       (52 WEEKS)    (52 WEEKS)    (52 WEEKS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss............................     $(8,114)     $   (975)     $  (3,325)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Extraordinary loss................          --           --           2,006
  Impairment of long-lived assets...       3,034           --             --
  Depreciation and amortization.....       9,158         9,504         27,642
  Provision for deferred income
   taxes............................      (1,558)          371            138
  (Gain) loss on sale of property
   and equipment....................         470        (1,054)           531
  Provision for environmental
   expenses.........................         512         1,574          6,181
  Provision for closed stores.......         673           (11)            50
  Write-off of property held for
   sale.............................         168           --             --
Changes in operating assets and
 liabilities, net of effects of
 acquisitions:
  Receivables.......................        (539)         (527)        (8,512)
  Inventories.......................        (937)       (2,273)        (4,518)
  Prepaid expenses..................          20          (429)           390
  Other non-current assets..........         432        (4,295)         5,111
  Accounts payable..................       2,104           603         13,896
  Other current liabilities and
   accrued expenses.................        (639)        3,393          2,241
  Employment obligations............        (255)         (698)          (407)
  Other noncurrent liabilities......         886         2,155          6,608
                                         -------      --------      ---------
Net cash provided by operating
 activities.........................       5,415         7,338         48,032
                                         -------      --------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to property held for
 sale...............................      (4,050)       (1,828)        (5,203)
Additions to property and
 equipment..........................      (7,084)      (14,749)       (43,153)
Proceeds from sale of property held
 for sale...........................       2,462         1,345          4,807
Proceeds from sale of property and
 equipment..........................       1,468         2,315          7,648
Acquisitions of related businesses,
 net of cash acquired...............         --        (12,162)      (250,592)
                                         -------      --------      ---------
Net cash used in investing
 activities.........................      (7,204)      (25,079)      (286,493)
                                         -------      --------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal repayments under capital
 leases.............................        (347)         (303)        (1,424)
Proceeds from issuance of capital
 leases.............................         --            --           1,086
Principal repayments of long-term
 debt...............................         (20)          (26)       (51,543)
Net proceeds from issuance of long-
 term debt..........................         --            200        278,508
Net proceeds from equity issues.....         --         15,953         56,935
Other financing costs...............      (3,505)          (74)       (14,044)
                                         -------      --------      ---------
Net cash provided by (used in)
 financing activities...............      (3,872)       15,750        269,518
                                         -------      --------      ---------
Net increase (decrease) in cash.....      (5,661)       (1,991)        31,057
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD................      10,999         5,338          3,347
                                         -------      --------      ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD ............................     $ 5,338      $  3,347      $  34,404
                                         =======      ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                          YEAR ENDED
                           -----------------------------------------
                           SEPTEMBER 26, SEPTEMBER 25, SEPTEMBER 24,
                               1996          1997          1998
                           ------------- ------------- -------------
Cash paid (refunded)
 during the year:
  Interest................    $12,719       $12,863       $21,826
                              =======       =======       =======
  Taxes...................    $  (403)      $  (917)      $   784
                              =======       =======       =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

   During fiscal 1997 and 1998, The Pantry entered into several business acquisitions and divestitures. See Note 2--Business Acquisitions and Note 12-- Common Stock. In connection with the Lil' Champ acquisition, the holders of The Pantry's Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry, resulting in an increase in paid in capital of $6,508.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE PANTRY

   The consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Sandhills, Inc., Lil' Champ Food Stores, Inc., and its wholly-owned subsidiary, Miller Enterprises Inc., Global Communications, Inc., PH Holding Corporation and PH Holding's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates approximately 1,149 convenience stores in North Carolina, South Carolina, Florida, Tennessee, Kentucky, Indiana and Virginia.

   Prior to November 2, 1993, The Pantry was a wholly-owned subsidiary of Montrose Pantry Acquisition Corporation, an entity formed to affect the 1987 leveraged buy-out of The Pantry. On November 2, 1993, The Pantry was merged into Montrose and Montrose's name was changed to The Pantry. Montrose had no assets or operations other than its investment in The Pantry.

   On November 30, 1995, Freeman Spogli & Co. Incorporated, through its affiliates, FS Equity Partners III, L.P., and FS Equity Partners International, L.P., acquired a 39.9% interest in The Pantry and Chase Manhattan Capital Corporation acquired a 12.0% interest in The Pantry through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. The Freeman Spogli entities and Chase Capital subsequently acquired the remaining interests of approximately 37.0% and 11.1%, respectively, on August 19, 1996 through the purchase of common and preferred stock from certain shareholders. On December 30, 1996, the Freeman Spogli entities purchased additional preferred stock of The Pantry.

   On October 23, 1997, The Pantry acquired 100% of the outstanding common stock of Lil' Champ from Docks U.S.A., Inc. Also during fiscal 1998, The Pantry acquired several smaller convenience store chains. See the discussion of 1998 acquisitions at Note 2--Business Acquisitions. As of September 24, 1998, The Pantry was owned 76.4% and 17.0% by the Freeman Spogli entities and Chase Capital, respectively.

ACQUISITION ACCOUNTING

   Montrose acquired all of The Pantry's common stock in a leveraged buy-out as of August 13, 1987. Certain individuals and entities which held an ownership interest in The Pantry retained approximately 45% of ownership interest after the August 13, 1987 transaction. A new basis of accounting was established as a result of the acquisition to the extent of the "new" equity interests, resulting in a partial step-up in basis. The original basis of accounting was retained for those shareholders that retained an equity interest in Montrose after the acquisition. To the extent of ownership change, the excess amount paid over The Pantry's net book value was allocated to property and equipment, inventories, deferred lease cost and goodwill based on relative fair market values. To the extent that certain individuals and entities maintained their equity interests, the excess amount paid over net book value was recorded as a debit in shareholders' deficit ($17,109,000). Had there not been a partial step-up, this amount would have been allocated to property and equipment, inventories, deferred lease cost and goodwill based on relative fair market values.

ACCOUNTING PERIOD

   The Pantry operates on a 52 or 53 week fiscal year ending on the last Thursday in September. For 1996, 1997 and 1998, each of The Pantry's fiscal years contained 52 weeks.

                               THE PANTRY, INC.

CASH AND CASH EQUIVALENTS

   For purposes of the consolidated financial statements, cash and cash equivalents include

  .cash

  .deposits in interest bearing accounts

  . other financial instruments with original maturities of less than three months

INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories maintained by Lil' Champ, for which cost is determined using the first-in, first-out method.

PROPERTY HELD FOR SALE

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

   Estimated useful lives for financial statement purposes are as follows:

       Buildings............................................. 20 to 33 1/2 years
       Gasoline equipment.................................... 7 to 10 years
       Other equipment, furniture and fixtures............... 3 to 10 years
       Automobiles........................................... 3 to 5 years

   Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with Statement of Accounting Financial Standards No. 13, Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years) using the straight-line method.

GOODWILL

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods of 20 to 40 years. The Pantry considers legal, contractual, regulatory, obsolescence and competitive factors in determining the useful life and amortization period of this intangible asset. Additions to goodwill and increases in goodwill amortization expense primarily relate to our acquisition of the stock or assets of convenience store operators. The useful life of the associated goodwill is either indefinite for real property purchased or tied directly to leases with terms, including renewal options of 30 to 40 years.

   The Pantry assesses the recoverability of this intangible asset by determining whether amortization of the goodwill balance over its remaining life can be recovered through estimated undiscounted future operating

                               THE PANTRY, INC.

results. Estimated future results are based on a trend of historical results for the trailing three fiscal years and management's estimate of future results which indicate that the goodwill balances will be recovered over the various periods remaining to be benefited.

LONG-LIVED ASSETS

   In 1996, The Pantry early-adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Accordingly, long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows attributable to each store are compared to the carrying value of the long-lived assets, including an allocation of goodwill if appropriate, of that store to determine if a write-down to fair value is required. See Note 10--Impairment of Long-Lived Assets.

DEFERRED LEASE COST

   Deferred lease cost represents the value assigned to favorable leases acquired. Such amounts are being amortized over the remaining term of the respective leases.

DEFERRED FINANCING COST

   Deferred financing cost represents expenses related to issuing The Pantry's long-term debt, obtaining its lines of credit and obtaining lease financing. See Note 5--Long Term Debt and Note 7--Leases. Such amounts are being amortized over the remaining term of the respective financing.

VENDOR ALLOWANCES, REBATES AND OTHER VENDOR PAYMENTS

   The Pantry receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Pantry records these payments as a reduction to cost of sales or expenses to which the particular vendor payment relates. For unearned payments, The Pantry records deferred income and amortizes the balance, as earned, over the term of the respective agreement. The amounts recorded against cost at sales for fiscal year 1997 and fiscal year 1998, were $9.0 million and $20.7 million, respectively.

ENVIRONMENTAL COSTS

   The Pantry accounts for the cost incurred to comply with federal and state environmental regulations as follows:

  . The environmental reserve reflected in the financial statements is based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are

   . the expected cost to remediate each contaminated site

   . the estimated length of time to remediate each site

  . Future remediation costs for amounts of deductibles under or amounts not covered by state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. All other environmental costs are provided for on a discounted basis.

                               THE PANTRY, INC.

  . Amounts which are probable of reimbursement under state trust fund programs or third party insurers, based on The Pantry's experience, are recognized as receivables and are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. These receivables exclude all deductibles and an estimate for uncollectible reimbursements. The Pantry's reimbursement experience exceeds a 95% collection rate. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

  . Annual fees for tank registration and environmental compliance testing are expensed as incurred.

  . Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

  . The tank removal costs associated with locations which The Pantry plans to sell or dispose of in the near future are estimated annually and a liability is established through a charge to expense. The costs to remove tanks at active locations are expensed as incurred.

INCOME TAXES

   All operations of The Pantry and its subsidiaries are included in a consolidated Federal income tax return. Pursuant to Statement of Accounting Financial Standards No. 109, Accounting for Income Taxes, The Pantry recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the related tax bases.

EXCISE AND USE TAXES

   The Pantry collects and remits various federal and state excise taxes on petroleum products. Sales and cost of sales included approximately $52,676,000, $61,192,000, and $154,954,000 for 1996, 1997, and 1998,
respectively.

ADVERTISING COSTS

   Advertising costs are expensed as incurred. Advertising expense was approximately $1,047,000, $581,000 and $1,019,000 for fiscal 1996, 1997 and
1998, respectively.

STOCK BASED COMPENSATION

   The Pantry's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Pantry follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

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

                               THE PANTRY, INC.

RECLASSIFICATIONS

   Certain amounts in the fiscal 1996 and 1997 consolidated financial statements have been reclassified to conform to the current year presentation.

NEWLY ADOPTED ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

   In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities. Statement of Position
 96-1 contains authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption of Statement of Position 96-1 in fiscal 1998 did not have a material effect on The Pantry's 1998 consolidated financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement of Financial Accounting Standards No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement of Financial Accounting Standards No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise

  . classify items of other comprehensive income by their nature in a financial statement

  . display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position

   Statement of Financial Accounting Standards No. 130 is effective for fiscal 1999. The adoption of Statement of Financial Accounting Standards No. 130 is not expected to have a material impact on The Pantry's net income or stockholder's equity as The Pantry has historically had no differences between net loss and comprehensive income.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as

  . a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment

  . a hedge of the exposure to variable cash flows of a forecasted transaction

  . a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction

Under Statement of Financial Accounting Standards No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Statement of Financial Accounting

                               THE PANTRY, INC.

Standards No. 133 is effective for the first quarter of fiscal 2000. Earlier application of all of the provisions of Statement of Financial Accounting Standards No. 133 is encouraged. As of September 24, 1998, The Pantry has not determined the effect of Statement of Financial Accounting Standards No. 133 on its consolidated financial statements.

NOTE 2--BUSINESS ACQUISITIONS:

FISCAL 1998 ACQUISITIONS:

   During fiscal 1998, The Pantry acquired the businesses described below, which were accounted for by the purchase method of accounting:

  . The October 23, 1997 acquisition of all of the common stock of Lil' Champ for $136.4 million (including direct acquisition costs, net of cash acquired), including the repayment of $10.7 million in outstanding indebtedness of Lil' Champ. Lil' Champ is a leading operator of convenience stores in Florida and the largest convenience store operator in northern Florida. Lil' Champ's 488 stores are located primarily in northern Florida and Georgia. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expense of the Lil' Champ acquisition were financed with the proceeds from the offering of $200.0 million principal amount of senior subordinated notes due 2007, cash on hand and the purchase by existing shareholders and management of The Pantry of an additional $32.4 million of The Pantry's capital stock.

  . The March 19, 1998 acquisition of the operating assets of Wooten Oil
    Company, Inc., located in eastern North Carolina, for approximately $9.0 million, which was financed primarily from The Pantry's 1998 bank credit facility and cash on hand.

  . The May 2, 1998 acquisition of 10 convenience stores from United Fuels
    Corporation, Inc. for approximately $18.3 million. These stores are located in the Gainesville, Florida area and were financed from The Pantry's 1998 bank credit Facility.

  . The July 2, 1998 acquisition of assets of Quick Stop Food Mart, Inc.
    including 75 convenience stores located throughout North Carolina and South Carolina. Total consideration paid was approximately $56.0 million, and was funded by proceeds of $25.0 million from The Pantry's 1998 bank credit facility, an equity investment of $25.0 million by existing shareholders of The Pantry, and cash on hand.

  . The July 15, 1998 acquisition of assets of Stallings Oil Company, Inc.
    including 42 convenience stores located throughout North Carolina and Virginia. Total consideration paid was approximately $29.3 million. The Stallings acquisition was financed by proceeds of $25.0 million from The Pantry's 1998 bank credit facility and cash on hand.

                               THE PANTRY, INC.

   The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):

                                                           STALLINGS,
                                                           QUICK STOP
                                                LIL' CHAMP AND OTHERS  TOTAL
                                                ---------- ---------- --------
ASSETS ACQUIRED:
Receivables, net...............................  $  1,617   $  2,100  $  3,717
Inventories....................................    20,113      8,758    28,871
Deferred income taxes..........................     2,992        --      2,992
Prepaid expenses and other current assets......     1,402        --      1,402
Property and equipment.........................   155,382     48,682   204,064
Other noncurrent assets........................     3,696        --      3,696
                                                 --------   --------  --------
Total assets acquired..........................   185,202     59,540   244,742
                                                 --------   --------  --------
LIABILITIES ASSUMED:
Short-term capital lease obligations...........     1,027        --      1,027
Accounts payable--trade........................    10,870        228    11,098
Other liabilities and accrued expenses.........    36,093        --     36,093
Long-term capital lease obligations............    11,716        --     11,716
Environmental remediation liabilities..........     3,150        --      3,150
Noncurrent deferred income taxes...............    20,530        --     20,530
Other noncurrent liabilities...................     8,070        996     9,066
                                                 --------   --------  --------
Total liabilities assumed......................    91,456      1,224    92,680
                                                 --------   --------  --------
Net tangible assets acquired...................    93,746     58,316   152,062
Goodwill.......................................    42,622     55,908    98,530
                                                 --------   --------  --------
Total consideration paid, including direct
 costs, net of cash acquired...................  $136,368   $114,224  $250,592
                                                 ========   ========  ========

   The Stallings and Quick Stop purchase price allocations are preliminary estimates, based on available information, internal estimates and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization pending the completion of internal and external appraisals of assets acquired. The purchase price allocations for other 1998 acquisitions have been finalized. The excess of the purchase prices over fair values of the net assets acquired for all 1998 acquisitions, $98,530,000 has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the 1998 transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                           1997        1998
                                                        ----------  ----------
     Total revenues.................................... $1,246,596  $1,235,520
     Income (loss) before extraordinary loss........... $   (9,684) $    4,278
     Net loss.......................................... $   (9,684) $   (3,720)

   In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1997 or fiscal 1998, or of future operations of the combined companies.

                               THE PANTRY, INC.

   In connection with the Lil' Champ acquisition, The Pantry recorded an integration charge of approximately $1.0 million for costs of combining its existing businesses with the acquired businesses of Lil' Champ. The charge includes

  . $.3 million for relocation costs

  . $.6 million for elimination of duplicated contractual services for which there is no future economic benefit

  . $.1 million for other consolidation and related expenses

The Pantry's integration plan includes

  . the relocation of approximately 11 employees

  . the elimination of duplicate contractual services

  . conforming Lil' Champ's corporate and field operations to The Pantry's policies and procedures

  . the disposal of unprofitable and unstrategic locations and operations

The integration plan is substantially complete as of September 24, 1998. In accordance with generally accepted accounting principles, these integration costs were not included as part of the purchase price allocation for the Lil' Champ acquisition.

   In connection with the October 23, 1997 acquisition of Lil' Champ and as contemplated at the consummation date, The Pantry sold all 48 Lil' Champ store operations and idle property in the state of Georgia. The sale was completed on September 1, 1998. As required by Statement of Financial Accounting Standards No. 121, these assets were measured at fair value less costs to sell during the allocation period following the consummation date of the acquisition. The Pantry received cash proceeds of $2.5 million from the disposition, which approximated the carrying value of the assets. Accordingly, no gain or loss was recorded on the disposition. Revenues and net loss before taxes related to the 48 stores disposed of and included in our historical financial statements totaled approximately $30,313,000 and $(954,000), respectively, for the year ended September 24, 1998.

   During fiscal 1997, The Pantry acquired 35 stores, acquired the gasoline operations at 23 third-party locations and disposed of 21 stores. The net assets acquired and liabilities assumed are as follows (in thousands):

                                                                    YEAR ENDED
                                                                   SEPTEMBER 25,
                                                                       1997
                                                                   -------------
       Inventories................................................    $ 1,665
       Property and equipment.....................................      6,374
       Other noncurrent assets....................................          9
       Accrued expenses...........................................        (43)
                                                                      -------
                                                                        8,005
       Goodwill...................................................      4,157
                                                                      -------
       Total consideration, including direct costs................    $12,162
                                                                      =======

                                THE PANTRY, INC.

NOTE 3--INVENTORIES:

   At September 25, 1997 and September 24, 1998, inventories consisted of the following (in thousands):

                                                                1997     1998
                                                               -------  -------
       Inventories at FIFO cost:
         Merchandise.......................................... $16,877   41,967
         Gasoline.............................................   4,969   11,510
                                                               -------  -------
                                                                21,846   53,477
       Less adjustment to LIFO cost:
         Merchandise..........................................  (4,203)  (5,668)
         Gasoline.............................................    (482)     --
                                                               -------  -------
       Inventories at LIFO cost............................... $17,161  $47,809
                                                               =======  =======

   Total inventories at September 24, 1998 include $5,213,000 of gasoline inventories held by Lil' Champ that are recorded under the FIFO method.

   The positive effect on cost of sales of LIFO inventory liquidations was $68,000, $4,141 and $482,000 for fiscal years 1996, 1997 and 1998, respectively.

NOTE 4--PROPERTY AND EQUIPMENT:

   At September 25, 1997 and September 24, 1998, property and equipment consisted of the following (in thousands):

                                                               1997      1998
                                                             --------  --------
   Land..................................................... $ 16,109    62,183
   Buildings................................................   29,928    85,278
   Gasoline equipment.......................................   50,362    95,729
   Other equipment, furniture and fixtures..................   26,657    96,874
   Leasehold improvements...................................   10,743    28,286
   Automobiles..............................................      134       516
   Construction in progress.................................    1,471     9,443
                                                             --------  --------
                                                              135,404   378,309
   Less--accumulated depreciation and amortization..........  (57,418)  (77,331)
                                                             --------  --------
                                                             $ 77,986  $300,978
                                                             ========  ========

                               THE PANTRY, INC.

NOTE 5--LONG-TERM DEBT:

   At September 25, 1997 and September 24, 1998, long-term debt consisted of the following (in thousands):

                                                              1997      1998
                                                            --------  --------
   Senior notes payable; due November 15, 2000; interest
    payable semi-annually at 12%..........................  $ 99,995  $ 48,995
   Senior subordinated notes payable; due October 15,
    2007; interest payable semi-annually at 10.25%........       --    200,000
   Acquisition facility; interest payable monthly at LIBOR
    (5.85% at September 24, 1998) plus 2.5%; principal due
    in quarterly installments through October 31, 2002....       --     78,000
   Other notes payable; various interest rates and
    maturity dates........................................       343       319
                                                            --------  --------
                                                             100,338   327,314
   Less--current maturities...............................       (33)      (45)
                                                            --------  --------
                                                            $100,305  $327,269
                                                            ========  ========

   While the senior notes are unsecured, the terms of the senior notes contain certain covenants restricting

  .  the use of proceeds from the offering

  .  the placing of liens on properties

  .  "restricted payments" as defined in the agreement, including dividends

  .  the incurrance of additional debt

  .  the sale of assets

  .  any merger, consolidation or change in control

  .  lines of business and

  .  transactions with affiliates

In addition, the indenture requires certain positive covenants including the maintenance of a consolidated fixed charge ratio of greater than 1.69 to 1.0.

   On October 23, 1997 in connection with the Lil' Champ acquisition, The Pantry completed the offering of the senior subordinated notes and, in a related transaction, completed the tender offer and consent solicitation with respect to the senior notes. The tender offer resulted in The Pantry's purchase of $51 million in principal amount of the senior notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, The Pantry incurred an extraordinary loss of approximately $8.0 million related to costs of the tender offer and consent solicitation and write-off of deferred financing costs.

   The senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all guarantors. See Note 17-- Supplemental Guarantors Information. The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to:

  .  incur additional indebtedness

  .  pay dividends or make distributions

                               THE PANTRY, INC.

  .  issue stock of subsidiaries

  .  make certain investments

  .  repurchase stock

  .  create liens

  .  enter into transactions with affiliates

  .  enter into sale-leaseback transactions

  .  merge or consolidate The Pantry or any of its subsidiaries

  .  transfer and sell assets

   On October 23, 1997 in connection with the Lil' Champ acquisition, The Pantry entered into the 1998 bank credit facility consisting of a $45.0 million revolving credit facility and a $30 million acquisition facility.

   Under the terms of the 1998 bank credit facility, the acquisition facility is available to finance acquisition of related businesses. See Note 2-- Business Acquisitions. The 1998 bank credit facility contains covenants restricting the ability of The Pantry and any of its subsidiaries to among other things:

  . incur additional indebtedness

  . declare dividends or redeem or repurchase capital stock

  . prepay, redeem or purchase debt

  . incur liens

  . make loans and investments

  . make capital expenditures

  . engage in mergers, acquisitions or asset sales

  . engage in transactions with affiliates

The Pantry is also required to comply with financial covenants with respect to

  . a minimum coverage ratio

  . a minimum pro forma cash flow

  . a maximum pro forma leverage ratio

  . a maximum capital expenditure allowance

   During fiscal 1998, the 1998 bank credit facility was amended to increase the amount available to The Pantry for acquisitions from $30.0 million to $85.0 million. In addition, amendments were made to certain of The Pantry's financial covenants under the bank credit facility, including

  . the minimum coverage ratio

  . the minimum pro forma cash flow

  . the maximum pro forma leverage ratio

  . the maximum capital expenditure allowance

                               THE PANTRY, INC.

As of September 24, 1998, there was $78,000,000 outstanding under the acquisition line. The Pantry had outstanding letters of credit of $13,545,000 at September 24, 1998, issued under the revolving credit facility.

   As of September 24, 1998, The Pantry was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

   As of September 24, 1998, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   The annual maturities of notes payable at September 24, 1998 are as follows (in thousands):

       Year Ending September:
       1999............................................................ $     67
       2000............................................................       39
       2001............................................................   49,038
       2002............................................................       47
       2003............................................................   78,049
       Thereafter......................................................  200,074
                                                                        --------
       Total........................................................... $327,314
                                                                        ========

NOTE 6--INCOME TAXES:

   The components of income tax expense (benefit) are summarized below (in thousands):

                                                           1996    1997   1998
                                                          -------  -----  -----
   Current:
     Federal............................................. $(1,111) $ 163  $ --
     State...............................................       5   (534)   138
                                                          -------  -----  -----
                                                           (1,106)  (371)   138
                                                          -------  -----  -----
   Deferred:
     Federal.............................................  (1,074)   371    --
     State...............................................    (484)   --    (138)
                                                          -------  -----  -----
                                                           (1,558)   371   (138)
                                                          -------  -----  -----
                                                          $(2,664) $ --   $ --
                                                          =======  =====  =====

                               THE PANTRY, INC.

   As of September 25, 1997 and September 24, 1998, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                               1997      1998
                                                              -------  --------
   Depreciation.............................................. $ 6,513  $ 32,921
   Deferred lease cost.......................................      27        17
   Inventory.................................................     940     3,417
   Other.....................................................     469     1,672
                                                              -------  --------
   Gross deferred tax liabilities............................   7,949    38,027
                                                              -------  --------
   Capital lease obligations.................................    (321)   (1,207)
   Allowance for doubtful accounts...........................     (58)     (108)
   Environmental expenses....................................    (500)   (2,114)
   Accrued insurance reserves................................  (1,607)   (4,482)
   Exit and employee termination costs.......................     --     (1,860)
   Accrued compensation......................................    (667)      --
   Other.....................................................    (616)   (3,154)
                                                              -------  --------
   Gross deferred tax assets.................................  (3,769)  (12,925)
   Net operating loss carryforwards..........................  (2,622)   (6,836)
   General business credits..................................  (1,846)   (1,832)
   AMT Credits...............................................  (2,696)   (2,492)
   Deferred tax assets valuation allowance...................   1,686     2,436
                                                              -------  --------
                                                              $(1,298) $ 16,378
                                                              =======  ========

   As of September 25, 1997 and September 24, 1998, net current deferred income tax assets totaled $1,142,000 and $3,988,000, respectively, and net noncurrent deferred income tax assets (liabilities) totaled $156,000 and $(20,366,000), respectively.

   Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

                                                       1996    1997    1998
                                                      -------  -----  -------
   Tax benefit at Federal statutory rate............. $(3,665) $(332) $(1,131)
   Tax benefit at state rate, net of Federal income
    tax benefit......................................    (316)  (325)    (153)
   Permanent differences:
     Amortization of goodwill........................   1,127    235      474
     Other...........................................      14    248      190
   Tax benefit from creation of general business
    credits..........................................     --    (151)     --
   Valuation allowance...............................     176    325      620
                                                      -------  -----  -------
   Net income tax benefit............................ $(2,664) $ --   $   --
                                                      =======  =====  =======

                               THE PANTRY, INC.

   As of September 24, 1998 The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance for a portion of the net operating losses and credits which The Pantry believes may expire unused, as deferred tax assets. Loss carryforwards as of September 24, 1998 have the following expiration dates (in thousands):

                                                                FEDERAL  STATE
                                                                ------- -------
   2009........................................................ $   --  $ 3,158
   2010........................................................     --    2,974
   2011........................................................     --   10,919
   2012........................................................   2,332   5,101
   2013........................................................     --   12,820
   2018........................................................  12,022     --
                                                                ------- -------
   Total loss carryforwards.................................... $14,354 $34,972
                                                                ======= =======

   The valuation allowance increased $176,000 and $325,000 in 1996 and 1997, primarily to provide for operating loss carryforwards and available tax credits that more likely than not will not be realized, based on estimates of future earnings and expected timing of reversals of temporary differences. The valuation allowance increased $620,000 in 1998, which was primarily attributable to federal net operating losses, net of a decrease for state tax net economic loss carryovers (as discussed below).

   The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry, with additional taxes plus penalties and accrued interest totaling approximately $5 million, for the periods February 1, 1992 to September 26, 1996. In December 1998, The Pantry reached a preliminary settlement with the State of North Carolina, which is pending final approval by the State. Under the proposed settlement, The Pantry will reduce State net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to State net economic losses and a reduction of deferred tax assets of approximately $1.2 million, which is fully offset by a corresponding reduction to the valuation allowance. The Pantry is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties (approximately $250,000) would be substantially reduced. Based on this, The Pantry believes the outcome of the audits will not have a material adverse effect on The Pantry's financial condition or financial statements.

NOTE 7--LEASES:

   The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 25, 1997, and September 24, 1998 are as follows (in thousands):

                                                                1997     1998
                                                               -------  -------
     Buildings................................................ $ 2,196  $12,344
     Less--accumulated amortization...........................  (1,649)  (2,142)
                                                               -------  -------
                                                               $   547  $10,202
                                                               =======  =======

   Amortization expense related to capitalized leased assets was $261,000, $185,000, and $1,249,000 for fiscal 1996, 1997, and 1998 respectively.

                               THE PANTRY, INC.

   Future minimum lease payments as of September 24, 1998, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                                               CAPITAL OPERATING
     FISCAL YEAR                                               LEASES   LEASES
     -----------                                               ------- ---------
     1999..................................................... $ 2,507 $ 21,462
     2000.....................................................   2,396   20,179
     2001.....................................................   2,309   18,203
     2002.....................................................   2,307   16,954
     2003.....................................................   2,307   15,817
     Thereafter...............................................   5,022   38,083
                                                               ------- --------
     Net minimum lease payments...............................  16,848 $130,698
                                                                       ========
     Amount representing interest (8% to 20%).................   3,479
                                                               -------
     Present value of net minimum lease payments..............  13,369
     Less--current maturities.................................   1,240
                                                               -------
                                                               $12,129
                                                               =======

   Rental expense for operating leases was approximately $8,126,000, $9,618,000 and $23,758,000 for fiscal years 1996, 1997 and 1998, respectively.
Some of The Pantry's leases require contingent rental payments; such amounts are not material for the fiscal years presented.

   During 1996, 1997, and 1998, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $2,462,000, $1,345,000 and $4,807,000, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. There were no continuing involvement provisions or other conditions placed upon The Pantry under the sale or lease agreements.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

   As of September 24, 1998, The Pantry was contingently liable for outstanding letters of credit in the amount of $13.5 million related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

   The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

UNAMORTIZED LIABILITIES ASSOCIATED WITH VENDOR PAYMENTS

   In accordance with the terms of each service or supply agreement and in accordance with generally accepted accounting principles, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. The unamortized liabilities associated with these payments as of September 25, 1997 and September 24, 1998, were $5.0 million and $23.4 million, respectively.

   McLane Company, Inc.--The Pantry purchases over 50% of our general merchandise from a single wholesaler, McLane. The Pantry's arrangement with McLane is governed by a five-year distribution service

                               THE PANTRY, INC.

agreement under which McLane supplies general merchandise, including tobacco products, grocery items, health and beauty aids and other products. The Pantry receives annual service allowances based on the number of stores operating on each contract anniversary date. If The Pantry were to default under the contract or terminate the distribution service agreement prior to March 28, 2003, The Pantry must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized to cost of goods sold on a straight-line method over the life of the agreement.

   Major Oil Companies--The Pantry has entered into product purchase agreements with numerous oil companies to buy specified quantities of gasoline at market prices. The length of these contracts range from seven to thirteen years and in some cases include minimum annual purchase requirements. In connection with these agreements, The Pantry may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If The Pantry were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, The Pantry must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with generally accepted accounting principles, these payments are amortized using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased. The Pantry has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

   The Pantry is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks. Regulations enacted by the EPA in 1988 established requirements for

  . installing underground storage tank systems

  . upgrading underground storage tank systems

  . taking corrective action in response to releases

  . closing underground storage tank systems

  . keeping appropriate records

  . maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. The Pantry facilities in Florida all meet or exceed such rules. The following is an overview of the requirements imposed by these regulations:

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

                               THE PANTRY, INC.

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

   In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, Virginia and South Carolina and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and will meet such requirements thereafter through private commercial liability insurance. The Pantry has sold all of its Georgia stores but has retained responsibility for pre-closing environmental remediation. The costs of such remediation and third party claims should be covered by the state trust fund, subject to applicable deductibles and caps on reimbursements.

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

                               THE PANTRY, INC.

The Pantry will be obligated to make such payments, which could materially adversely affect The Pantry's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

   Environmental reserves of $7.8 million and $17.1 million as of September 25, 1997, September 24, 1998, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 92 and 205 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 24, 1998 the current average remediation cost per site is approximately $70,000. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five years and thereafter at September 24, 1999 are as follows:

                                                                       EXPECTED
      FISCAL YEAR                                                      PAYMENTS
      -----------                                                      --------
      1999............................................................ $   433
      2000............................................................     424
      2001............................................................     248
      2002............................................................      68
      2003............................................................      38
      Thereafter......................................................      43
                                                                       -------
      Total undiscounted amounts not covered by a third party.........   1,254
      Other current cost amounts......................................  16,158
                                                                       -------
      Amount representing interest (10%)..............................    (227)
                                                                       -------
      Environmental reserve........................................... $17,185
                                                                       -------

The increase in the environmental reserve between September 25, 1997 and September 24, 1998 related primarily to sites acquired in connection with the Lil' Champ, Quick Stop and Stallings acquisitions.

   The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, anticipated reimbursements of $13.2 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

   The Pantry has reserved $500,000 to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience.

                               THE PANTRY, INC.

   Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release The Pantry from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

NOTE 9--BENEFIT PLANS:

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

NOTE 10--IMPAIRMENT OF LONG-LIVED ASSETS:

   In fiscal year 1996, The Pantry early-adopted Statement of Financial Accounting Standards No. 121, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived and certain identifiable intangible assets to be disposed of.

   Pursuant to Statement of Financial Accounting Standards No. 121, The Pantry evaluated its long-lived assets for impairment on a store-by-store basis by comparing the sum of the projected future undiscounted cash flows attributable to each store to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that store. Projected future cash flows for each store were estimated for a period approximating the remaining lives of that store's long-lived assets, based on earnings history, lease expiration dates and renewal periods, market conditions and assumptions reflected in internal operating plans and strategies. Based on this evaluation, The Pantry determined that certain long-lived assets were impaired and recorded an impairment loss based on the difference between the carrying value and the fair value of the assets. Fair value was determined based on an evaluation of each property's value. The impairment related to stores that will continue to be operated and consisted of the following assets (in thousands):

       Property, plant and equipment.................................... $  415
       Goodwill.........................................................  2,619
                                                                         ------
       Total............................................................ $3,034
                                                                         ======

NOTE 11--RESTRUCTURING CHARGES:

   As a result of the change in ownership that occurred during fiscal 1996, The Pantry restructured its corporate offices. These charges include $0.8 million for involuntary termination benefits paid to 58 employees and $0.8 million for the termination of the former Chairman and Chief Executive Officer's employment agreement, including related expenses. These amounts were expended during 1996.

NOTE 12--COMMON STOCK:

   The Pantry has filed a Form S-1, amended June 4, 1999, for the sale of 6,250,000 shares of stock in an initial public offering.

                               THE PANTRY, INC.

   Upon completion of the planned initial public offering, Freeman Spogli will own approximately 183,324 shares, or approximately 51.6% of the shares of Common stock expected to be outstanding after the offering, and will own warrants for the purchase of an additional 46,000 shares. (Unaudited)

   In connection with the Lil' Champ acquisition and related transactions, The Pantry issued 72,000 shares of common stock, par value $0.01, to certain existing shareholders and a member of management for $32.4 million. Prior to the purchase of common stock, Freeman Spogli and Chase Capital contributed all outstanding shares of Series A Preferred Stock and related accrued and unpaid dividends to the capital of The Pantry. As a result, preferred stock and accrued dividends were reduced by $260 and $6,508,000 respectively, and additional paid in capital was increased by $6,508,260.

   On July 2, 1998 in connection with two acquisitions completed in July 1998, The Pantry issued 43,478 shares of common stock, par value $0.01 per share, to certain existing shareholders for an aggregate purchase price of $25.0 million.

NOTE 13--PREFERRED STOCK:

   As of September 24, 1998, preferred stock consists of 150,000 authorized shares. As discussed in Note 12--Common Stock, holders of The Pantry's 25,999 shares of Series A contributed all outstanding shares of Series A and related accrued and unpaid dividends to the capital of The Pantry in connection with the Lil' Champ acquisition. Issued and outstanding shares at September 24, 1998 include 17,500 shares designated as Series B, all of which is held by the Freeman Spogli entities. The Pantry is limited from paying dividends under the terms and conditions of the senior notes indenture, senior subordinated notes indenture and the certificate of designation for the Series B preferred stock.

   In addition, the certificate of designation for the Series B preferred stock, without consent of the holders of a majority of the outstanding shares of Series B preferred stock, voting separately as a single class, restricts the following:
  . the issuance of any securities with equal or superior rights with respect to dividends or liquidation preferences
  . the repurchase of any shares of, making of any dividend or distribution to, or any reclassification with respect to, any of The Pantry's outstanding shares of capital stock
  . amendment or modification of The Pantry's certificate of incorporation or bylaws so as to adversely affect the relative rights, preferences, qualification, limitations or restrictions or the Series B preferred stock
  . amendment of the related paragraph regarding restrictions and limitations in the certificate of designation for the Series B preferred stock

   At all meetings of the stockholders of The Pantry and in the case of any actions of shareholders in lieu of a meeting date, the holders of the Series B preferred stock shall be entitled to ten (10) votes per share and, except as required by Delaware law, shall vote together with the holders of common stock as a single class. The holders of Series B preferred stock are entitled to cumulative dividends from The Pantry on each share of Series B preferred stock at a quarterly rate equal to $32.5 per share plus an amount determined by applying a thirteen percent (13%) annual rate compounded quarterly to any accrued but unpaid dividend. Except as limited

                               THE PANTRY, INC.

by both the senior notes and senior subordinated notes indentures, such dividends on the outstanding shares of Series B preferred stock shall be payable at such intervals as the board of directors of The Pantry may from time to time determine and may be paid in cash or by issuing additional shares, including fractional shares of Series B preferred stock, at the rate of one share for each $1,000 of dividends outstanding. As of September 24, 1998, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   Upon the dissolution, liquidation or winding up of The Pantry, whether voluntary or involuntary, the holders of outstanding shares of Series B preferred stock, shall be entitled to be paid out of the assets of The Pantry available for distribution to its stockholders, whether such assets are capital, surplus or earnings, before any payment or declaration and setting apart for payment of any amount shall be made in respect of the outstanding shares of any other class or series of The Pantry's capital stock, including without limitation, shares of common stock, an amount equal to $1,000 per share of Series B preferred stock then outstanding, plus all accrued but unpaid dividends thereon to the date fixed for liquidation (whether or not declared), and no more. If upon the dissolution, liquidation or winding up of The Pantry, whether voluntary or involuntary, the assets to be distributed among the holders of outstanding shares of Series B preferred stock shall be insufficient to permit the payment to such stockholders of the full preferential amounts aforesaid, then the entire assets of The Pantry are to be distributed ratably among the holders of outstanding shares of Series B preferred stock based on the full preferential amounts for the number of outstanding shares of Series B preferred stock held by each holder.

NOTE 14--STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

   On January 1, 1998, The Pantry adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees and consultants of The Pantry or any of its subsidiaries and certain members of the board of directors to purchase up to 25,000 shares of The Pantry's common stock. The plan is administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the plan may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales. During 1998, options to acquire 11,311 shares of common stock were granted under the plan with exercise prices ranging from $450-$575 per share (weighted-average exercise price of $479 per share).

   The following table summarizes information about stock options outstanding at September 24, 1998:

                                   NUMBER
                               OUTSTANDING AT WEIGHTED-AVERAGE
                        DATE   SEPTEMBER 24,     REMAINING     WEIGHTED-AVERAGE
     EXERCISE PRICES   ISSUED       1998      CONTRACTUAL LIFE  EXERCISE PRICE
     ---------------   ------- -------------- ---------------- ----------------
   $8.82..............  1/1/98      8,701         9 years            $450
   $11.27............. 8/25/98      2,610         9 years            $575
                                   ------
     Total............             11,311

                               THE PANTRY, INC.

   All options granted in 1998 vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. None of the options outstanding at September 24, 1998 had vested as of that date. All stock options are granted at estimated fair market value of the common stock at the grant date. Had compensation cost for the plan been determined consistent with Statement of Financial Accounting Standards 123, The Pantry's pro-forma net loss for 1998 would have been approximately $3,395,000. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions:

                                                                          1998
                                                                          -----
   Weighted-average grant date fair value................................ $ 479
   Weighted-average expected lives (years)...............................  2.33
   Risk-free interest rate...............................................   5.5%
   Dividend yield........................................................  0.00%

   On August 31, 1998, The Pantry adopted a stock subscription plan. The subscription plan allows The Pantry to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. A purchaser may not sell, transfer or pledge their shares

   . prior to the first anniversary of the date on which the purchaser acquires the shares

   . after the first anniversary, except in compliance with the provisions of the subscription agreement and a pledge agreement if part of the consideration for such shares includes a secured promissory note

In the event that the purchaser's employment with The Pantry and all of its subsidiaries terminates for any reason, The Pantry shall have the option to repurchase from the purchaser all or any portion of the shares acquired by the purchaser under the subscription agreement for a period of six months after the effective date of such termination. The repurchase option shall terminate upon the later to occur of

   . the first anniversary of the date the shares were originally acquired

   . an initial public offering of common stock by The Pantry registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to The Pantry in excess of $25 million

After the first anniversary of the date the shares were originally acquired by the purchaser, the purchaser may transfer the shares for cash (only) to a third party, subject to The Pantry's right of first refusal with respect to such sale. Finally, under certain circumstances, a purchaser of shares under the subscription plan may be forced to sell all or part of the shares purchased under such plan if Freeman Spogli finds a third-party buyer for all or part of the shares of common stock held by Freeman Spogli. No issuances of shares under the subscription plan had been made at September 24, 1998. On September 25, 1998 and November 30, 1999, 2,636 shares, net of subsequent repurchases of 123 shares, were sold under the subscription plan. These shares were sold at fair value ($575), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.5%, due August 31, 2003. (Unaudited)

   In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 46,000 shares of common stock. The warrants are exercisable at $380 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits, or engages in mergers, reorganizations or reclassifications. None of these warrants had been exercised at September 24, 1999.

                               THE PANTRY, INC.

NOTE 15--RELATED PARTIES:

LEASES

   Certain of The Pantry's leases are with partnerships and corporations controlled by individuals who were shareholders, officers and directors of The Pantry during 1996. Rents under these leases were approximately $1,274,000 for fiscal year 1996. Such leases expire at various intervals over the next twenty years. Such individuals were no longer related parties subsequent to 1996.

TRANSACTIONS WITH AFFILIATES

STOCK ISSUANCES

   In November 1995, Freeman Spogli purchased 45,501 shares of common stock and 10,374.228 shares of Series A preferred stock for an aggregate purchase price of approximately $17.2 million. Of the shares purchased by Freeman Spogli, 329 common shares and 75.012 shares of Series A preferred stock were purchased from us for $125,020 and the remaining shares were purchased from existing shareholders. Chase Capital purchased from us 13,700 shares of common stock and 3,123.6 shares of Series A preferred stock for an aggregate purchase price of approximately $5.2 million. The purchase price for the common stock was $152 per share and the purchase price for the Series A preferred stock was $1,000.00 per share. In connection with these transactions, total costs incurred by The Pantry exceeded the net proceeds received from the sale of new shares by $447,000, which resulted in a charge to equity.

   In August 1996, Freeman Spogli and Chase Capital purchased the outstanding common stock and Series A preferred stock held by other shareholders. Freeman Spogli purchased 42,212 shares of common stock and 9,624.336 shares of Series A preferred stock for an aggregate purchase price of approximately $16.0 million and Chase Capital purchased 12,616 shares of common stock and 2,876.448 shares of Series A preferred stock for an aggregate purchase price of approximately $4.8 million. The purchase price for the common stock was $152 per share and the purchase price for the Series A preferred stock was $1,000.00 per share.

   In December 1996, Freeman Spogli purchased 17,500 shares of Series B preferred stock and warrants to purchase 46,000 shares of common stock for approximately $17.5 million. The purchase price for the Series B preferred stock was $1,000.00 per share and the purchase price for the warrants was $1.00. The warrants are exercisable at $380 per share until December 30, 2006 and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits or engages in mergers, reorganizations or reclassifications. In connection with this offering, The Pantry will repurchase the Series B preferred stock from Freeman Spogli for $17.5 million, plus approximately $6.0 million in accrued dividends.

   In October 1997, in connection with the Lil' Champ acquisition, Freeman Spogli purchased 59,421 shares of common stock and Chase Capital purchased 11,690 shares of common stock for an aggregate purchase price of approximately $32.0 million. Peter J. Sodini, The Pantry's Chief Executive Officer, purchased 889 shares of common stock for an aggregate purchase price of $400,050, payable $185,000 in cash and $215,050 in the form of a secured promissory note in our favor. The purchase price for the common stock was $450 per share. All of the outstanding Series A preferred stock was contributed back to The Pantry and cancelled at this time.

   In July 1998, in connection with the acquisition of Quick Stop and the acquisition of Stallings, Freeman Spogli purchased 36,190 shares of common stock and Chase Capital purchased 7,288 shares of common stock for an aggregate purchase price of $25.0 million. The purchase price for the common stock was $575 per share.

                               THE PANTRY, INC.

   In November 1998, Peter Starrett, a director of The Pantry, purchased 435 shares of common stock for a purchase price of $250,125. Freeman Spogli has the right to require the sale of Mr. Starrett's shares in the event it sells all of its holdings of common stock. In addition, The Pantry has the right to repurchase Mr. Starrett's shares in the event he ceases to serve as a director. This right terminates on the first anniversary of the purchase date. (Unaudited)

PAYMENTS TO FREEMAN SPOGLI

   Transaction fees of $1.0 million, $1.5 million and $3.0 million, for the fiscal years ended September 26, 1996, September 25, 1997 and September 24, 1998, respectively, were paid to Freeman Spogli in connection with previous investments and assistance with analyzing acquisition candidates and obtaining financing.

STOCKHOLDERS' AGREEMENT

   The Pantry has a stockholders' agreement, as amended July 1998, with Freeman Spogli, Chase Capital and Peter J. Sodini in which:

    . Freeman Spogli has a right of first offer enabling it to purchase shares held by Chase Capital or Mr. Sodini prior to transfers of shares of common stock to non-affiliates, other than transfers pursuant to a registration statement or under Rule 144

    . Freeman Spogli has the right to require Chase Capital and Mr. Sodini to sell their shares of common stock to a third party buyer on the same terms as Freeman Spogli if Freeman Spogli is selling all of its shares

    . Freeman Spogli, Chase Capital and Mr. Sodini have rights to be included in sales of common stock by the other stockholders

    . Freeman Spogli has agreed, as long as Chase Capital holds 10% of The Pantry's common stock, to vote for a director nominated by Chase Capital

    . Transactions with affiliates will be on terms no less favorable to The Pantry than would be obtained in an arms length transaction and to limit the fees payable to Freeman Spogli

                               THE PANTRY, INC.

NOTE 16--SUPPLEMENTAL GUARANTORS INFORMATION:

   In connection with the Lil' Champ acquisition and commitments under the Bank Credit Facility, Lil' Champ, Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its Senior Subordinated Notes, its Senior Notes Indenture and its Bank Credit Facility.

   The senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all current direct and indirect restricted subsidiaries (currently, Sandhills and Lil Champ, wholly-owned subsidiaries of The Pantry) and future direct and indirect restricted subsidiaries. The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to:

  . incur additional indebtedness
  . pay dividends or make distributions

                               THE PANTRY, INC.

  . issue stock of subsidiaries
  . make certain investments
  . repurchase stock
  . create liens
  . enter into transaction with affiliates
  . enter into sale-leaseback transactions;
  . merge or consolidate The Pantry or any of its subsidiaries
  . transfer and sell assets

   As of September 24, 1998, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   Management has determined that separate, full financial statements of the guarantors (Sandhills and Lil' Champ as of September 24, 1998) would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the guarantors and The Pantry.

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

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                            THE     GUARANTOR  NON-GUARANTOR
                           PANTRY   SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                          --------  ---------- ------------- ------------ --------
Revenues:
  Merchandise sales.....  $188,091   $   --        $ --        $    --    $188,091
  Gasoline sales........   192,737       --          --             --     192,737
  Commissions...........     3,979       --          --             --       3,979
                          --------   -------       -----       --------   --------
    Total revenues......   384,807       --          --             --     384,807
                          --------   -------       -----       --------   --------
Cost of sales:
  Merchandise...........   125,979       --          --             --     125,979
  Gasoline..............   167,610       --          --             --     167,610
                          --------   -------       -----       --------   --------
    Total cost of
     sales..............   293,589       --          --             --     293,589
                          --------   -------       -----       --------   --------
Gross profit............    91,218       --          --             --      91,218
                          --------   -------       -----       --------   --------
Operating expenses:
  Store expenses........    69,605       --         (293)       (11,471)    57,841
  General and
   administrative
   expenses.............    17,648        80          23            --      17,751
  Restructuring
   charges..............     1,560       --          --             --       1,560
  Impairment of long-
   lived assets.........     3,034       --          --             --       3,034
  Depreciation and
   amortization.........     9,138        14           6            --       9,158
                          --------   -------       -----       --------   --------
    Total operating
     expenses...........   100,985        94        (264)       (11,471)    89,344
                          --------   -------       -----       --------   --------
Income from operations..    (9,767)      (94)        264         11,471      1,874
                          --------   -------       -----       --------   --------
Equity in earnings of
 subsidiaries...........    14,597       --          --         (14,597)       --
                          --------   -------       -----       --------   --------
Other income (expense):
  Interest expense......   (14,540)      --          (14)         2,562    (11,992)
  Miscellaneous.........    (1,068)   14,243         198        (14,033)      (660)
                          --------   -------       -----       --------   --------
    Total other
     expense............   (15,608)   14,243         184        (11,471)   (12,652)
                          --------   -------       -----       --------   --------
Income (loss) before
 income taxes...........   (10,778)   14,149         448        (14,597)   (10,778)
Income tax benefit
 (expense)..............     2,664    (4,811)       (128)         4,939      2,664
                          --------   -------       -----       --------   --------
Net income (loss).......    (8,114)    9,338         320         (9,658)    (8,114)
Preferred dividends.....    (2,654)      --          --             --      (2,654)
                          --------   -------       -----       --------   --------
Net income (loss)
 applicable to common
 shareholders...........  $(10,768)  $   --        $ --        $    --    $(10,768)
                          ========   =======       =====       ========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 26, 1996
                             (DOLLARS IN THOUSANDS)

                                    GUARANTOR  NON-GUARANTOR
                         THE PANTRY SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                         ---------- ---------- ------------- ------------ -------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income (loss)......  $(8,114)   $ 9,339      $  319       $(9,658)   $(8,114)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Impairment of long-
    lived assets........    3,034        --           --            --      3,034
   Depreciation and
    amortization........    9,152        --            6            --      9,158
   Provision for
    deferred income
    taxes...............   (1,558)       --           --            --     (1,558)
   Loss on sale of
    property and
    equipment...........      470        --           --            --        470
   Provision for
    environmental
    expenses............      512        --           --            --        512
   Provision for closed
    stores..............      673        --           --            --        673
   Write-off of property
    held for sale.......      168        --           --            --        168
   Equity earnings of
    affiliates..........   (9,658)       --           --         9,658         --
 Changes in operating
  assets and
  liabilities, net:
   Receivables..........     (627)      (392)         (8)          488       (539)
   Inventories..........     (937)       --           --            --       (937)
   Prepaid expenses.....       19         (1)          2            --         20
   Other non-current
    assets..............      448        (17)          1            --        432
   Accounts payable.....    2,104        --           --            --      2,104
   Other current
    liabilities and
    accrued expenses....     (641)       125         (27)          (96)      (639)
   Employment
    obligations.........     (255)       --           --            --       (255)
   Other noncurrent
    liabilities.........    1,279        --           (1)         (392)       886
                          -------    -------      ------       -------    -------
Net cash provided by
 (used in) operating
 activities.............   (3,931)     9,054         292            --      5,415
                          -------    -------      ------       -------    -------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........   (3,301)       --         (799)           50     (4,050)
 Additions to property
  and equipment.........   (7,070)       --          (14)           --     (7,084)
 Proceeds from sale of
  property held for
  sale..................    2,462        --           50           (50)     2,462
 Proceeds from sale of
  property and
  equipment.............    1,458        --           10            --      1,468
 Intercompany notes
  receivable
  (payable).............   12,502    (12,502)                       --         --
 Acquisition of related
  businesses............      --         --           --            --         --
                          -------    -------      ------       -------    -------
Net cash provided by
 (used in) investing
 activities.............    6,051    (12,502)       (753)           --     (7,204)
                          -------    -------      ------       -------    -------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital lease
  obligations...........     (347)       --           --            --       (347)
 Principal repayments
  of long-term debt.....       (5)       --          (15)           --        (20)
 Net proceeds from
  equity issue..........      --         --           --            --         --
 Other financing
  costs.................   (3,505)       --           --            --     (3,505)
                          -------    -------      ------       -------    -------
Net cash provided by
 (used in) financing
 activities.............   (3,857)       --          (15)           --     (3,872)
                          -------    -------      ------       -------    -------
Net increase (decrease)
 in cash................   (1,737)    (3,448)       (476)           --     (5,661)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......    3,247      3,584       4,168            --     10,999
                          -------    -------      ------       -------    -------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $ 1,510    $   136      $3,692       $    --    $ 5,338
                          =======    =======      ======       =======    =======

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                           THE    GUARANTOR  NON-GUARANTOR
                          PANTRY  SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                         -------- ---------- ------------- ------------ --------
         ASSETS
         ------
Current assets:
 Cash and cash
  equivalents........... $  2,247  $   279      $  821       $    --    $  3,347
 Receivables, net.......    4,056    4,562          30         (6,547)     2,101
 Inventories............   17,161      --          --             --      17,161
 Prepaid expenses.......    1,195        6           3            --       1,204
 Property held for
  sale..................    3,323      --          --             --       3,323
 Deferred income
  taxes.................    1,142      --          --             --       1,142
                         --------  -------      ------       --------   --------
     Total current
      assets............   29,124    4,847         854         (6,547)    28,278
                         --------  -------      ------       --------   --------
Investment in
 subsidiaries...........   47,225      --          --         (47,225)       --
                         --------  -------      ------       --------   --------
Property and equipment,
 net....................   77,641      --          345            --      77,986
                         --------  -------      ------       --------   --------
Other assets:
 Goodwill, net..........   20,318      --          --             --      20,318
 Deferred lease cost,
  net...................      314      --          --             --         314
 Deferred financing
  cost, net.............    4,578      --          --             --       4,578
 Environmental
  receivables...........    6,511      --          --             --       6,511
 Deferred income
  taxes.................      156      --          --             --         156
 Escrow for Lil' Champ
  acquisition...........      --       --        4,049            --       4,049
 Intercompany notes
  receivable............      --    39,434         --         (39,434)       --
 Other..................      534       74           1            --         609
                         --------  -------      ------       --------   --------
     Total other
      assets............   32,411   39,508       4,050        (39,434)    36,535
                         --------  -------      ------       --------   --------
     Total assets....... $186,401  $44,355      $5,249       $(93,206)  $142,799
                         ========  =======      ======       ========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                 THE     GUARANTOR  NON-GUARANTOR
                                PANTRY   SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                               --------  ---------- ------------- ------------ --------
LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT):
-----------------------------

Current liabilities:
 Current maturities of long-
  term debt..................  $     17   $   --       $   16       $    --    $     33
 Current maturities of
  capital lease
  obligations................       285       --          --             --         285
 Accounts payable:
   Trade.....................    16,032         3         --             --      16,035
   Money orders..............     3,022       --          --             --       3,022
 Accrued interest............     5,564       --            1           (973)     4,592
 Accrued compensation and
  related taxes..............     3,322       --            1            --       3,323
 Income taxes payable........       313     1,560         235         (1,812)       296
 Other accrued taxes.........     2,194       --          --             --       2,194
 Accrued insurance...........     3,887       --          --             --       3,887
 Other accrued liabilities...     6,382       113         122         (3,761)     2,856
                               --------   -------      ------       --------   --------
     Total current
      liabilities............    41,018     1,676         375         (6,546)    36,523
                               --------   -------      ------       --------   --------
Long-term debt...............   100,168       --          137            --     100,305
                               --------   -------      ------       --------   --------
Other non-current
 liabilities:
 Environmental reserve.......     7,806       --          --             --       7,806
 Capital lease obligations...       679       --          --             --         679
 Employment obligations......     1,341       --          --             --       1,341
 Accrued dividends on
  preferred stock............     7,958       --          --             --       7,958
 Intercompany note payable...    39,434       --          --         (39,434)       --
 Other.......................     5,870       150          40            --       6,060
                               --------   -------      ------       --------   --------
     Total other non-current
      liabilities............    63,088       150          40        (39,434)    23,844
                               --------   -------      ------       --------   --------
Shareholders' Equity
 (Deficit):
Preferred stock..............       --        --          --             --         --
Common stock.................         1       --          --             --           1
Additional paid-in capital...     5,396        25       5,001         (5,026)     5,396
Retained earnings (deficit)..   (23,270)   42,504        (304)       (42,200)   (23,270)
                               --------   -------      ------       --------   --------
     Total shareholders'
      equity (deficit).......   (17,873)   42,529       4,697        (47,226)   (17,873)
                               --------   -------      ------       --------   --------
     Total liabilities and
      shareholders' equity
      (deficit)..............  $186,401   $44,355      $5,249       $(93,206)  $142,799
                               ========   =======      ======       ========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                     GUARANTOR  NON-GUARANTOR
                          THE PANTRY SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                          ---------- ---------- ------------- ------------ --------
Revenues:
  Merchandise sales.....   $202,440    $  --        $ --        $   --     $202,440
  Gasoline sales........    220,166       --          --            --      220,166
  Commissions...........      4,787       --          --            --        4,787
                           --------    ------       -----       -------    --------
    Total revenues......    427,393       --          --            --      427,393
                           --------    ------       -----       -------    --------
Cost of sales:
  Merchandise...........    132,846       --          --            --      132,846
  Gasoline..............    197,268       --          --            --      197,268
                           --------    ------       -----       -------    --------
    Total cost of
     sales..............    330,114       --          --            --      330,114
Gross profit............     97,279       --          --            --       97,279
                           --------    ------       -----       -------    --------
Operating expenses:
  Store expenses........     73,225       --         (291)      (12,726)     60,208
  General and
   administrative
   expenses.............     16,731        42          23           --       16,796
  Depreciation and
   amortization.........      9,485        13           6           --        9,504
                           --------    ------       -----       -------    --------
    Total operating
     expenses...........     99,441        55        (262)      (12,726)     86,508
                           --------    ------       -----       -------    --------
Income from operations..     (2,162)      (55)        262        12,726      10,771
                           --------    ------       -----       -------    --------
Equity in earnings of
 subsidiaries...........     16,605       --          --        (16,605)        --
Other income (expense):
  Interest expense......    (16,095)      --          (13)        3,069     (13,039)
  Miscellaneous.........        677    16,207         204       (15,795)      1,293
                           --------    ------       -----       -------    --------
    Total other
     expense............    (15,418)   16,207         191       (12,726)    (11,746)
                           --------    ------       -----       -------    --------
Income (loss) before
 income taxes...........       (975)   16,152         453       (16,605)       (975)
Income tax benefit
 (expense)..............        --     (5,492)       (155)        5,647         --
                           --------    ------       -----       -------    --------
Net income (loss).......       (975)   10,660         298       (10,958)       (975)
Preferred dividends.....     (5,304)      --          --            --       (5,304)
                           --------    ------       -----       -------    --------
Net loss applicable to
 common shareholders....   $ (6,279)      --          --            --     $ (6,279)
                           ========    ======       =====       =======    ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)

                                     GUARANTOR  NON-GUARANTOR
                          THE PANTRY SUBSIDIARY  SUBSIDIARY   ELIMINATIONS  TOTAL
                          ---------- ---------- ------------- ------------ --------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income (loss).......   $   (975)  $10,660      $  298       $(10,958)  $   (975)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
  Depreciation and
   amortization.........      9,499       --            5            --       9,504
  Provision for deferred
   income taxes.........        371       --          --             --         371
  Gain on sale of
   property and
   equipment............     (1,054)      --          --             --      (1,054)
  Provision for
   environmental
   expenses.............      1,574       --          --             --       1,574
  Provision for closed
   stores...............        (11)      --          --             --         (11)
  Equity earnings of
   affiliates...........    (10,958)      --          --          10,958        --
 Changes in operating
  assets and
  liabilities, net:
  Receivables...........        129      (664)          8            --        (527)
  Inventories...........     (2,273)      --          --             --      (2,273)
  Prepaid expenses......       (426)       (3)        --             --        (429)
  Other non-current
   assets...............     (5,378)       14           1          1,068     (4,295)
  Accounts payable......        600         3         --             --         603
  Other current
   liabilities and
   accrued expenses.....      3,396       246         135           (384)     3,393
  Employment
   obligations..........       (698)      --          --             --        (698)
  Other noncurrent
   liabilities..........      2,970      (131)        --            (684)     2,155
                           --------   -------      ------       --------   --------
Net cash provided by
 (used in) operating
 activities.............     (3,234)   10,125         447            --       7,338
                           --------   -------      ------       --------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........     (1,874)      --           (4)            50     (1,828)
 Additions to property
  and equipment.........    (14,749)      --          --             --     (14,749)
 Proceeds from sale of
  property held for
  sale..................        642       --          753            (50)     1,345
 Proceeds from sale of
  property and
  equipment.............      2,315       --          --             --       2,315
 Intercompany notes
  receivable (payable)..      9,982    (9,982)        --             --         --
 Acquisition of related
  businesses............    (12,162)      --          --             --     (12,162)
                           --------   -------      ------       --------   --------
Net cash provided by
 (used in) investing
 activities.............    (15,846)   (9,982)        749            --     (25,079)
                           --------   -------      ------       --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital lease
  obligations...........       (303)      --          --             --        (303)
 Principal repayments of
  long-term debt........        (10)      --          (16)           --         (26)
 Proceeds from issuance
  of long-term debt.....        200       --          --             --         200
Net proceeds from equity
 issue..................     15,953       --          --             --      15,953
 Other financing costs..        (74)      --          --             --         (74)
                           --------   -------      ------       --------   --------
Net cash provided by
 (used in) financing
 activities.............     15,766       --          (16)           --      15,750
                           --------   -------      ------       --------   --------
Net increase (decrease)
 in cash................     (3,314)      143       1,180            --      (1,991)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......      1,512       136       3,690            --       5,338
                           --------   -------      ------       --------   --------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................   $ (1,802)  $   279      $4,870       $    --    $  3,347
                           ========   =======      ======       ========   ========

                                THE PANTRY, INC.

                       THE PANTRY, INC. AND SUBSIDIARIES

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)

                           THE                    NON-
                          PANTRY   GUARANTOR   GUARANTOR
                         (ISSUER) SUBSIDIARIES SUBSIDIARY ELIMINATIONS  TOTAL
                         -------- ------------ ---------- ------------ --------
         ASSETS
         ------
Current assets:
  Cash and cash
   equivalents.......... $ 24,031   $  6,300     $4,073    $     --    $ 34,404
  Receivables, net......   11,211      9,263      1,030      (11,597)     9,907
  Inventories...........   24,933     22,876        --           --      47,809
  Income taxes
   receivable...........      270     (2,098)      (472)       2,788        488
  Prepaid expenses......    1,206      1,007          3          --       2,216
  Property held for
   sale.................    3,761        --         --           --       3,761
  Deferred income
   taxes................    1,262      2,726        --           --       3,988
                         --------   --------     ------    ---------   --------
    Total current
     assets.............   66,674     40,074      4,634       (8,809)   102,573
                         --------   --------     ------    ---------   --------
Investment in
 subsidiaries...........   69,317        --         --       (69,317)       --
                         --------   --------     ------    ---------   --------
Property and equipment,
 net....................  125,340    175,298        340          --     300,978
                         --------   --------     ------    ---------   --------
Other assets:
  Goodwill, net.........   72,375     47,650        --           --     120,025
  Deferred lease cost,
   net..................      269        --         --           --         269
  Deferred financing
   cost, net............   14,545        --         --           --      14,545
  Environmental
   receivables, net.....   11,566      1,621        --           --      13,187
  Intercompany notes
   receivable...........   19,803     49,705        --       (69,508)       --
  Other.................      155      3,088        --           --       3,243
                         --------   --------     ------    ---------   --------
    Total other assets..  118,713    102,064        --       (69,508)   151,269
                         --------   --------     ------    ---------   --------
    Total assets........ $380,044   $317,436     $4,974    $(147,634)  $554,820
                         ========   ========     ======    =========   ========

                                THE PANTRY, INC.

                       THE PANTRY, INC. AND SUBSIDIARIES

               SUPPLEMENTAL COMBINING BALANCE SHEETS--(CONTINUED)

                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)

                           THE                     NON-
                          PANTRY    GUARANTOR   GUARANTOR
                         (ISSUER)  SUBSIDIARIES SUBSIDIARY ELIMINATIONS  TOTAL
                         --------  ------------ ---------- ------------ --------
    LIABILITIES AND
      SHAREHOLDERS'
    EQUITY (DEFICIT):
    -----------------
Current liabilities:
  Current maturities of
   long-term debt....... $     17    $     10     $   18    $     --    $     45
  Current maturities of
   capital lease
   obligations..........      213       1,027        --           --       1,240
  Accounts payable:
    Trade...............   28,563      20,996        --           --      49,559
    Money orders........    4,112       1,069        --           --       5,181
  Accrued interest......   11,564       1,283          1       (1,136)    11,712
  Accrued compensation
   and related taxes....    4,366       2,352          1          --       6,719
  Other accrued taxes...    3,108       3,899        --           --       7,007
  Accrued insurance.....    3,188       2,557        --           --       5,745
  Other accrued
   liabilities..........   11,118      18,877        122       (5,769)    24,348
                         --------    --------     ------    ---------   --------
      Total current
       liabilities......   66,249      52,070        142       (6,905)   111,556
                         --------    --------     ------    ---------   --------
Long-term debt..........  188,151     139,000        118          --     327,269
                         --------    --------     ------    ---------   --------
Other non-current
 liabilities:
  Environmental
   reserve..............   13,487       3,650        --           --      17,137
  Deferred income
   taxes................      (36)     22,001        --        (1,599)    20,366
  Capital lease
   obligations..........    1,534      10,595        --           --      12,129
  Employment
   obligations..........      934         --         --           --         934
  Accrued dividends on
   preferred stock......    4,391         --         --           --       4,391
  Intercompany note
   payable..............   50,705      20,822        --       (71,527)
  Other.................   15,325       5,737         38          634     21,734
                         --------    --------     ------    ---------   --------
Total other non-current
 liabilities............   86,340      62,805         38      (72,492)    76,691
                         --------    --------     ------    ---------   --------
Shareholders' Equity
 (Deficit):
  Preferred stock.......      --          --         --           --         --
  Common stock..........        2           1        --            (1)         2
  Additional paid-in
   capital..............   69,054       6,758      5,001      (11,759)    69,054
  Shareholder loan......     (215)        --         --           --        (215)
  Accumulated earnings
   (deficit)............  (29,537)     56,802       (325)     (56,477)   (29,537)
                         --------    --------     ------    ---------   --------
      Total
       shareholders'
       equity
       (deficit)........   39,304      63,561      4,676      (68,237)    39,304
                         --------    --------     ------    ---------   --------
      Total liabilities
       and shareholders'
       equity
       (deficit)........ $380,044    $317,436     $4,974    $(147,634)  $554,820
                         ========    ========     ======    =========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)

                          THE PANTRY  GUARANTOR   NON-GUARANTOR
                           (ISSUER)  SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS  TOTAL
                          ---------- ------------ ------------- ------------ --------
Revenues:
  Merchandise sales.....   $245,402    $215,396       $ --        $    --    $460,798
  Gasoline sales........    269,865     240,093         --             --     509,958
  Commissions...........      6,838       7,290         --             --      14,128
                           --------    --------       -----       --------   --------
    Total revenues......    522,105     462,779         --             --     984,884
                           --------    --------       -----       --------   --------
Cost of sales:
  Merchandise...........    162,027     141,941         --             --     303,968
  Gasoline..............    238,381     209,184         --             --     447,565
                           --------    --------       -----       --------   --------
    Total cost of
     sales..............    400,408     351,125         --             --     751,533
                           --------    --------       -----       --------   --------
Gross profit............    121,697     111,654         --             --     233,351
                           --------    --------       -----       --------   --------
Operating expenses:
  Store expenses........     89,774      66,046        (240)       (15,491)   140,089
  General and
   administrative
   expenses.............     18,398      14,341          22            --      32,761
  Merger integration
   costs................        --        1,016         --             --       1,016
  Depreciation and
   amortization.........     14,003      13,633           6            --      27,642
                           --------    --------       -----       --------   --------
    Total operating
     expenses...........    122,175      95,036        (212)       (15,491)   201,508
                           --------    --------       -----       --------   --------
Income (loss) from
 operations.............       (478)     16,618         212         15,491     31,843
                           --------    --------       -----       --------   --------
Equity in earnings of
 subsidiaries...........     22,864         --          --         (22,864)       --
                           --------    --------       -----       --------   --------
Other income (expense):
  Interest expense......    (18,241)    (14,926)        (12)         4,233    (28,946)
  Miscellaneous.........        528      20,943          29        (19,724)     1,776
                           --------    --------       -----       --------   --------
    Total other income
     (expense)..........    (17,713)      6,017          17        (15,491)   (27,170)
                           --------    --------       -----       --------   --------
Income (loss) before
 income taxes and
 extraordinary loss.....      4,673      22,635         229        (22,864)     4,673
Income tax benefit
 (expense)..............        --       (8,337)       (250)         8,587        --
                           --------    --------       -----       --------   --------
Net income (loss) before
 extraordinary item.....      4,673      14,298         (21)       (14,277)     4,673
Extraordinary loss......     (7,998)        --          --             --      (7,998)
                           --------    --------       -----       --------   --------
Net income (loss).......     (3,325)     14,298         (21)       (14,277)    (3,325)
Preferred dividends.....     (2,942)        --          --             --      (2,942)
                           --------    --------       -----       --------   --------
Net loss applicable to
 common shareholders....   $ (6,267)   $    --        $ --        $    --    $ (6,267)
                           ========    ========       =====       ========   ========

                                THE PANTRY, INC.

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                         YEAR ENDED SEPTEMBER 24, 1998
                             (DOLLARS IN THOUSANDS)

                                       GUARANTOR   NON-GUARANTOR
                          THE PANTRY  SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS   TOTAL
                          ----------  ------------ ------------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income (loss).......  $  (3,325)   $  14,298      $   (21)     $(14,277)  $  (3,325)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
 Extraordinary loss.....      2,006          --           --            --        2,006
 Depreciation and
  amortization..........     14,014       13,623            5           --       27,642
 Change in deferred
  income taxes..........        --         1,737          --         (1,599)        138
 (Gain) loss on sale of
  property and
  equipment.............         88          443          --            --          531
 Provision for
  environmental
  expenses..............      5,681          500          --            --        6,181
 Provision for closed
  stores................         50          --           --            --           50
 Equity earnings of
  affiliates............    (15,359)         --           --         15,359         --
Changes in operating
 assets and liabilities,
 net:
 Receivables............    (10,380)      (2,165)      (1,017)        5,050      (8,512)
 Inventories............        986       (5,504)         --            --       (4,518)
 Prepaid expenses.......        (11)         401          --            --          390
 Other noncurrent
  assets................        379          681        4,050             1       5,111
 Accounts payable.......     13,393          503          --            --       13,896
 Other current
  liabilities and
  accrued expenses......     11,632       (6,497)         254        (3,148)      2,241
 Employment
  obligations...........       (407)         --           --            --         (407)
 Other noncurrent
  liabilities...........      8,459       (2,483)          (2)          634       6,608
                          ---------    ---------      -------      --------   ---------
Net cash provided by
 operating activities...     27,206       15,537        3,269         2,020      48,032
                          ---------    ---------      -------      --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........     (5,203)         --           --            --       (5,203)
 Additions to property
  and equipment.........    (27,569)     (15,584)         --            --      (43,153)
 Proceeds from sale of
  property held for
  sale..................      4,807          --           --            --        4,807
 Proceeds from sale of
  property and
  equipment.............      2,102        5,546          --            --        7,648
 Intercompany notes
  receivable (payable)..     (8,532)      10,551          --         (2,019)        --
 Acquisition of related
  businesses, net of
  cash acquired.........   (102,684)    (147,908)         --            --     (250,592)
                          ---------    ---------      -------      --------   ---------
Net cash used in
 investing activities...   (137,079)    (147,395)         --         (2,019)   (286,493)
                          ---------    ---------      -------      --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital leases..       (303)      (1,121)         --            --       (1,424)
 Proceeds from issuance
  of capital leases.....      1,086          --           --            --        1,086
 Principal repayments of
  long-term debt........    (51,516)         (10)         (17)          --      (51,543)
 Proceeds from issuance
  of long-term debt.....    139,499      139,010          --             (1)    278,508
 Net proceeds from
  equity issue..........     56,935          --           --            --       56,935
 Other financing costs..    (14,044)         --           --            --      (14,044)
                          ---------    ---------      -------      --------   ---------
Net cash provided by
 (used in) financing
 activities.............    131,657      137,879          (17)           (1)    269,518
                          ---------    ---------      -------      --------   ---------
Net increase in cash....     21,784    $   6,021        3,252           --       31,057
Cash and Cash
 Equivalents at
 Beginning of Year......      2,247          279          821           --        3,347
                          ---------    ---------      -------      --------   ---------
Cash and Cash
 Equivalents at End of
 Year...................  $  24,031    $   6,300      $ 4,073      $    --    $  34,404
                          =========    =========      =======      ========   =========

                             THE PANTRY, INC.

NOTE 17--SUBSEQUENT EVENTS:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the directors and executive officers of the Company as of December 15, 1998:

 NAME                     AGE                  POSITION WITH THE COMPANY
 ----                     ---                  -------------------------
Peter J. Sodini.........   57 President, Chief Executive Officer and Director

Dennis R. Crook.........   55 Senior Vice President, Administration and Gasoline Marketing

William T. Flyg.........   56 Senior Vice President and Chief Financial Officer

Douglas M. Sweeney......   59 Senior Vice President, Operations

Daniel J. McCormack.....   55 Vice President, Marketing

William M. Wardlaw......   51 Director

Charles P. Rullman......   50 Director

Todd W. Halloran........   36 Director

Jon D. Ralph............   34 Director

Christopher C. Behrens..   37 Director

   Peter J. Sodini, President, Chief Executive Officer and Director, joined The Pantry in February 1996 as Chief Operating Officer and was named President of the Company since November 1995. Mr. Sodini is a director of Buttrey Food and Drug Stores Company and Pamida Holding Corporation. From December 1991 to November 1995, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. ("Purity"). Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc.

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

                          SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION
                                       ------------------------------
                                                         OTHER ANNUAL  SECURITIES   ALL OTHER
                                FISCAL                   COMPENSATION  UNDERLYING  COMPENSATION
 NAME AND PRINCIPAL POSITION     YEAR   SALARY   BONUS        (A)     OPTIONS/SARS     (B)
 ---------------------------    ------ -------- -------- ------------ ------------ ------------
Peter J. Sodini................  1998  $475,000 $250,000   $42,337       5,221        $2,500
 President and Chief Executive   1997   305,218  150,000    98,892         --          2,500
 Officer(c)                      1996   124,086   50,000     3,392         --            --

Dennis R. Crook................  1998   175,000   87,000     7,471       1,178         4,253
 Senior Vice President,          1997   151,832   70,000     1,025         --          2,019
 Administrative and Gasoline(d)  1996    82,933   20,000    41,250         --            --

William T. Flyg................  1998   175,000   75,000     6,041       1,128           --
 Senior Vice President,          1997   109,615   54,000     3,076         --            --
 Finance and Chief Financial
 Officer(e)

Douglas Sweeney................  1998   180,000   90,000    10,174       1,410         4,651
 Senior Vice President,          1997   149,983   72,000     2,593         --          2,014
 Operations(f)                   1996    91,334   20,000     1,352         --            --

Daniel J. McCormack............  1998   110,000   60,000    10,412       1,178         2,645
 Vice President, Marketing(g)    1997    95,488   45,000     4,269         --          1,279
                                 1996    45,334   15,000     5,934         --            --

--------
(a) Consists primarily of executive medical, moving and relocation reimbursements.

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

OPTION GRANTS

   The following table sets forth information with respect to stock options granted to the Company's Chief Executive Officer and four other most highly compensated executives during the year ended September 24, 1998:

                  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                           (INDIVIDUAL GRANTS)


                                       INDIVIDUAL GRANTS
                         ----------------------------------------------
                                                                        POTENTIAL REALIZABLE
                                                                          VALUE AT ASSUMED
                          NUMBER OF    % OF TOTAL  EXERCISE             ANNUAL RATES OF STOCK
                          SECURITIES  OPTIONS/SARS PRICE OR              PRICE APPRECIATION
                          UNDERLYING   GRANTED TO    BASE                  FOR OPTION TERM
                         OPTIONS/SARS EMPLOYEES IN   PRICE   EXPIRATION ---------------------
NAME                     GRANTED (#)  FISCAL YEAR  ($/SHARE)    DATE      5% ($)    10% ($)
----                     ------------ ------------ --------- ---------- ---------- ----------
Peter J. Sodini.........    4,061(a)      35.9       $450     01/15/08  $3,212,036 $5,282,695
                            1,160(b)      10.3        575     08/31/08     820,047  1,621,004
Dennis R. Crook.........      928(a)       8.2        450     01/15/08     733,999  1,207,176
                              250(b)       2.2        575     08/31/08     176,734    349,354
William T. Flyg.........      928(a)       8.2        450     01/15/08     733,999  1,207,176
                              200(b)       1.8        575     08/31/08     141,387    279,483
Douglas Sweeney.........    1,160(a)      10.3        450     01/15/08     917,499  1,508,970
                              250(b)       2.2        575     08/31/08     176,734    349,354
Daniel J. McCormack.....      928(a)       8.2        450     01/15/08     733,999  1,207,176
                              250(b)       2.2        575     08/31/08     176,734    349,354

--------

(a) This option vests and becomes exercisable in three equal, annual installments beginning on the first anniversary of the vesting commencement date and expires to the extent not exercised by January 15, 2008.

(b) This option vests and becomes exercisable in three equal, annual installments beginning on the first anniversary of the vesting commencement date and expires to the extent not exercised by August 31, 2008.

AGGREGATE OPTION EXERCISES AND OPTION VALUES

   The following table sets forth information with respect to the Company's Chief Executive Officer and four other most highly compensated executive officers concerning option exercises for the fiscal year ended September 24, 1998 and exercisable and unexercisable options held as of September 24, 1998:

  OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF
                                                    SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS AT    IN-THE-MONEY OPTIONS AT
                                          VALUE    SEPTEMBER 24, 1998 (#)   SEPTEMBER 24, 1998 ($)(A)
                         SHARES ACQUIRED REALIZED ------------------------- -------------------------
   NAME                  ON EXERCISE (#)   ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
   ----                  --------------- -------- ----------- ------------- ----------- -------------
Peter J. Sodini.........        --          --       4,061        1,160      $507,422      $     0
Dennis R. Crook.........        --          --         309          869        38,651       77,302
William T. Flyg.........        --          --         309          819        38,651       77,302
Douglas Sweeney.........        --          --         386        1,024        48,314       96,628
Daniel J. McCormack.....        --          --         309          869        38,651       77,302

--------

(a) These values are calculated using a share price of $11.27 per share, less the exercise price of the options. This price was the price at which The Pantry sold shares in July 1998.

EXECUTIVE EMPLOYMENT CONTRACTS

   On October 1, 1997, the Company entered into an employment agreement with Mr. Sodini. The term of this agreement has recently been extended until September 30, 2001. This agreement contains customary employment terms and provides for an annual base salary of $475,000, subject to annual adjustment by the Board of Directors, participation in any of the Company's benefit or bonus programs, participation in an incentive bonus program which provides for a payout of a minimum of 25% upon the achievement of goals determined by the Board of Directors, and other perquisites. Mr. Sodini's bonus arrangement is not tied to specific objectives. Principal factors considered by the board of directors are EBITDA improvement, comparable sales growth, acquisition quality and future outlook. Principal factors considered by the Board of Directors are EBITDA improvement, comparable sales growth, acquisition quality and future outlook.

   Pursuant to the terms of the agreement, if Mr. Sodini is terminated by the Company prior to a change in control with just cause or upon death or disability, Mr. Sodini shall be entitled to his then effective compensation and benefits through the last day of his actual employment by the Company for termination for just cause or upon death or his effective date of termination, as determined by the Board of Directors for termination upon disability. In addition, if Mr. Sodini is terminated because of death or disability, the Company will pay to the estate of Mr. Sodini or to Mr. Sodini, as the case may be, one year's pay less amounts paid under any disability plan. If Mr. Sodini is terminated by the Company prior to a change in control without cause, Mr. Sodini shall be entitled to severance pay including regular benefits through the term of the agreement until such time as he engages in other employment. If Mr. Sodini is terminated by the Company following a change in control without cause or Mr. Sodini terminates his employment for good reason, Mr. Sodini shall generally be entitled to severance pay including regular benefits for a period of 18 months from the termination date.

   For purposes of Mr. Sodini's employment agreement, a change of control would occur if any person, other than the existing stockholders, becomes the beneficial owner of more than 50% of The Pantry's outstanding voting securities, whether by merger or otherwise, or upon liquidation of The Pantry. Good reason includes the occurrence of a reduction in Mr. Sodini's compensation or benefits, the inability of Mr. Sodini to discharge his duties effectively or moving Mr. Sodini's employment base more than 25 miles from its current location. Just cause includes a willful and continued failure to perform, engaging in conduct injurious to The Pantry, or being convicted of a felony or any crime of moral turpitude.

   This agreement contains covenants prohibiting Mr. Sodini, through the period ending on the latter of 18 months after termination or such time at which he no longer received severance benefits from the Company, from competing with the Company or soliciting employment from the Company's employees.

   The Company has severance arrangements with each of Mr. Crook, Mr. Sweeney and Mr. McCormack that remain in effect so long as each continues to be employed by the Company. Pursuant to these arrangements, if the employee is terminated by the Company prior to a change of control without cause, he shall be entitled to severance pay for one year from the termination date. If the employee is terminated by the Company following a change of control without cause or if the employee terminates his employment for good reason, he shall be entitled to severance pay including regular benefits for a period of two years from the termination date. For purposes of these severance arrangements, a change of control would occur if the FS Group and Chase no longer had voting control of The Pantry's Board of Directors. Good reason includes the reduction in the employee's compensation or benefits, the inability of the employee to discharge his duties effectively or moving the employee's employment base outside of North Carolina.

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

STOCK OPTION PLANS

   The Company adopted a stock option plan in January 1998. The 1998 stock option plan provides for the grant of incentive stock options and nonqualified stock options, as appropriate, to the Company's officers, employees, consultants and members of the Board of Directors. An aggregate of 25,000 shares of common stock has been reserved for issuance under the 1998 stock option plan. As of September 24, 1998, 11,311 options to purchase shares of common stock were outstanding, and 13,689 shares were available for future grant. In granting stock options, the Board of Directors considers the individual and collective performance of the management team. Key items considered are EBITDA improvements, comparable store sales growth, acquisition results and base store operating efficiency, such as expense ratios and shrink losses.

   The 1998 stock option plan is administered by the Board of Directors, although the Board of Directors may designate a committee to undertake the administration. The 1998 stock option plan provides that the administrator may, among other things, select the participants in the plan, determine the number of options which may be granted to such participants, and determine the vesting schedule of the options granted. The exercise price of options granted under the 1998 stock option plan will be determined by the administrator, although the exercise price of incentive stock options must be at least equal to the fair market value of the Common Stock on the date of grant. The 1998 stock option plan will terminate in the event of acquisitions of The Pantry as set forth in the plan, and in such event, the administrator may determine whether unvested options will accelerate. The 1998 stock option plan will terminate when all shares authorized thereunder have been issued, unless terminated earlier pursuant to the terms of the plan or by the Board of Directors. The FS Group has the right to require the sale of all shares purchased under the 1998 stock option plan in the event it sells all its holdings of Common Stock.

STOCK SUBSCRIPTION PLAN

   The Company adopted a stock subscription plan in August 1998. This plan permits the Company's employees, including directors and executive officers, to purchase up to an aggregate of 3,100 shares of Common Stock at fair market value. The purchase price for all common stock purchased under the stock subscription plan was $575 per share and was paid in cash and/or the delivery to the Company of a secured promissory note payable to the Company or one of its subsidiaries. As of September 24, 1998, the Company had issued
2,636 shares of common stock to 38 employees under its stock subscription plan. The FS Group has the right to require the sale of all shares purchased under the stock subscription plan in the event it sells all its holdings of Common Stock. The Company has the right to repurchase shares purchased under this plan upon an employee's termination of employment. This right terminates on the first anniversary of the purchase date.

   The following table sets forth for the Chief Executive Officer and the Company's four other most highly compensated executive officers the number of shares purchased pursuant to the stock subscription plan and the amount borrowed, if any, to finance the purchase of such shares:

                             Number of      Amount of
                             Shares of   Purchase Price                   Interest Rate
                            Common Stock   Subject to      Due Date of         of
   Name                      Purchased   Promissory Note Promissory Note Promissory Note
   ----                     ------------ --------------- --------------- ---------------
   Peter J. Sodini.........     348         $100,100        8/31/2003          8.5%

   Dennis R. Crook.........      87           50,025        8/31/2003          8.5%

   William T. Flyg.........      --              --               --            --

   Douglas Sweeney.........     174              --               --            --

   Daniel J. McCormack.....      87           50,025        8/31/2003          8.5%

Key Personnel Life Insurance

   The Company is not the beneficiary of any key personnel life insurance policy on any of its key management personnel.

Indemnification of Directors and Officers

   Under Section 145 of the Delaware General Corporation Law, the Company may indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. The Company's directors and officers are indemnified to the full extent permitted by Delaware law under the Company's certificate of incorporation and bylaws. The Company has also purchased liability insurance covering its directors and officers.

   Insofar as indemnification for liabilities arising under the Securities Act may be permitted to its directors or officers pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities, other than the payment by The Pantry of expenses incurred or paid by a director or officer or of The Pantry in the successful defense of any action, suit or proceeding, is asserted by such director or officer in connection with the securities being registered, The Pantry will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

   The Pantry's certificate of incorporation provides that its directors shall not be liable for monetary damages for breach of such director's fiduciary duty of care to the Company and its stockholders except for liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. This provision does not eliminate the duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal or state securities or environmental laws.

   There is no pending litigation or proceeding involving any of the Company's directors, officers, employees or other agents as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

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

                              Shares of                     Shares of
 Name and Address of         Common Stock    Percentage  Preferred Stock   Percentage
 Beneficial Owner(1)      Beneficially Owned  of Class  Beneficially Owned  of Class
 -------------------      ------------------ ---------- ------------------ ----------
Freeman Spogli & Co.
 Incorporated(2)........       229,324          82.3%        17,500(3)       100.0%
 William M. Wardlaw(2)..           --            --               --           --
 Charles P. Rullman(2)..           --            --               --           --
 Jon D. Ralph(2)........           --            --               --           --
 Todd W. Halloran(2)....           --            --               --           --
Chase Manhattan Capital,
 L.P.(4)................        39,804          17.1%             --           --
 Christopher C.
  Behrens(4)(5).........         5,263           2.3%             --           --
Peter J. Sodini(6)......         5,298           2.2%             --           --
Dennis R. Crook(7)......           396             *              --           --
William T. Flyg(8)......           309             *              --           --
Douglas Sweeney(9)......           560             *              --           --
Daniel J.
 McCormack(10)..........           396             *              --           --
All directors and
 executive officers as a
 group
 (10 individuals).......       281,350          99.1%          17,500          100.0%

--------
  * Less than 1.0%.

 (1) Unless indicated otherwise, the address of the shareholder is c/o The Pantry, P.O. Box 1410, 1801 Douglas Drive, Sanford, North Carolina 27331. Unless indicated otherwise, each shareholder has sole voting and investment power with respect to the shares of common stock beneficially owned by such shareholder.

 (2) Includes 46,000 shares issuable on the exercise of currently exercisable warrants. 141,441 shares, 36,190 and 5,693 shares of Common Stock are held of record, by FSEP III, FSEP IV and FSEP International, respectively. As general partner of FS Capital Partners, L.P. ("FS Capital"), which is general partner of FSEP III, FS Holdings, Inc. ("FSHI") has the sole power to vote and dispose of the shares owned by FSEP III. As general partner of FS&Co. International, L.P. ("FS&Co. International"), which is the general partner of FSEP International, FS International Holdings Limited ("FS International Holdings") has the sole power to vote and dispose of the shares owned by FSEP International. Bradford M. Freeman, J. Frederick Simmons, Ronald P. Spogli, John M. Roth and Messrs. Wardlaw and Rullman are the sole directors, officers and shareholders of FSHI, FS International Holdings and Freeman Spogli & Co. Incorporated, and as such may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP III and FSEP International. As general partner of FSEP IV, FS Capital Partners LLC has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Freeman, Spogli, Wardlaw, Rullman, Ralph, Halloran, Roth and Mark J. Doran are the sole directors, officers and beneficial owners of FS Capital Partners and may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by, FSEP IV. The business address of Freeman Spogli, FSEP III, FSEP IV, FS Capital, FS Holdings and FS Capital Partners and their directors, officers and beneficial owners is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FSEP International, FS&Co. International and FS International Holdings is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.


 (3) Includes 16,823 and 677 shares of preferred stock are held of record by FSEP III and FSEP International, respectively.

 (4) Includes 21,053 shares held of record by Chase Manhattan Capital, L.P. and 18,751.43 shares held by CB Capital Investors, L.P. The business address of Chase Capital and CB Capital Investors is c/o Chase Capital Partners, 380 Madison Avenue, 12th Floor, New York, New York, 10017. The general partner of Chase Capital is Chase Manhattan Capital Corporation, a New York corporation, whose business address is the same as that of Chase Capital. The general partner of CB Capital Investors is CB Capital Investors, Inc., a New York corporation, whose business address is the same as that of CB Capital Investors. Each of CMCC and CBCI is a wholly owned subsidiary of The Chase Manhattan Bank, which is a wholly owned subsidiary of The Chase Manhattan Corporation, each of whose business addresses is 270 Park Avenue, New York, New York 10017. The directors of each of CMCC and CBCI are general partners of Chase Capital Partners, which is also the limited partner of each of Chase Capital and CB Capital Investors and the investment manager of each of CMCC and CBCI. The business address of CCP is the same as that of each of Chase Capital, CB Capital Investors, CMCC and CBCI. The individual general partners of Chase Capital Partners are John R. Baron, Christopher C. Behrens, Mitchell J. Blutt, Arnold L. Chavkin, Michael R. Hannon, Donald J. Hofmann, Stephen P. Murray, John M.B. O'Connor, Brian J. Richmond, Jonas Steinman, Shahan D. Soghikian, Jeffrey C. Walker and Damion E. Wicker, each of whom is a U.S. citizen, whose principal occupation is general partner of CCP and whose business address (other than Mr. Soghikian) is the same as that of CCP. Mr. Soghikian's address is c/o Chase Capital Partners, 50 California Street, Suite 2940, San Francisco, CA 94111. The remaining general partners of CCP are Chase Capital Corporation, a New York corporation, CCP Principals, L.P. and CCP European Principals, L.P., each a Delaware limited partnership. Beneficial ownership of the shares held by Chase Capital and CB Capital Investors may thus be deemed to be attributable to each of CMCC, CBCI, CCP and each of the general partners of CCP. Beneficial ownership of a portion of such shares may be deemed to be attributable to Mr. Behrens as a general partner of Chase Capital Partners, which is the limited partner of, and which acts as the investment manager for, each of Chase Capital and CB Capital Investors. The actual pro rata portion of such beneficial ownership by each such entity or individual is subject to several variables, including rates of return, and thus is not readily determinable. Mr. Behrens is also the managing general partner of Baseball Partners, which may be deemed to be an affiliate of Chase Capital Partners, Chase Capital and CB Capital Investors. Each of Chase Capital Partners, Chase Capital and CB Capital Investors disclaims any beneficial ownership interest in the shares held by Baseball Partners that may be attributable to it as a result of any such affiliation.

 (5) Includes 5,263 shares held of record by Baseball Partners, a New York general partnership, of which Mr. Behrens is the managing general partner. Mr. Behrens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Baseball Partners is party to a Stockholders Agreement with Chase Capital that contains various provisions pertaining to the voting, acquisition and disposition of such shares, including Baseball Partner's grant to Chase Capital of a proxy to vote such shares and restrictions on Baseball Partner's ability to transfer such shares. Chase Capital disclaims any beneficial ownership interest in such shares that may be attributable to it as a result of such provisions.

 (6) Includes 4,061 shares of common stock issuable upon the exercise of options exercisable within 60 days after December 21, 1998.

 (7) Includes 309 shares of common stock issuable upon the exercise of options exercisable within 60 days after December 21, 1998.

 (8) Includes 309 shares of common stock issuable upon the exercise of options exercisable within 60 days after December 21, 1998.

 (9) Includes 386 shares of common stock issuable upon the exercise of options exercisable within 60 days after December 21, 1998.

(10) Includes 309 shares of common stock issuable upon the exercise of options exercisable within 60 days after December 21, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CAPITAL AND OTHER TRANSACTIONS

 Stock Issuances

   In November 1995, the FS Group purchased 45,501 shares of Common Stock and 10,374.228 shares of Series A preferred stock for an aggregate purchase price of approximately $17.2 million and Chase purchased 13,700 shares of Common Stock and 3,123.6 shares of Series A preferred stock for an aggregate purchase price of approximately $5.2 million. The purchase price for the common stock was $152 per share and the purchase price for the Series A preferred stock was $1,000.00 per share. A portion of these shares were purchased from the Company and the rest from existing shareholders.

   In August 1996, the FS Group and Chase purchased the outstanding Common Stock and Series A preferred stock held by other shareholders. The FS Group purchased 42,212 shares of Common Stock and 9,624.336 shares of Series A preferred stock for an aggregate purchase price of approximately $16.0 million and Chase purchased 12,616 shares of Common Stock and 2,876.448 shares of Series A preferred stock for an aggregate purchase price of approximately $4.8 million. The purchase price for the Common Stock was $152 per share and the purchase price for the Series A preferred stock was $1,000.00 per share.

   In December 1996, the FS Group purchased 17,500 shares of Series B preferred stock and warrants to purchase 46,000 shares of Common Stock for approximately $17.5 million. The purchase price for the Series B preferred stock was $1,000.00 per share and the purchase price for the warrants was $1.00. The warrants are exercisable at $7.45 per share until December 30, 2006 and contain adjustment provisions in the event the Company declares dividends or distributions, make stock splits or engage in mergers, reorganizations or reclassifications.

   In October 1997, in connection with the Lil' Champ acquisition, the FS Group purchased 59,421 shares of common stock and Chase purchased 11,690 shares of Common Stock for an aggregate purchase price of approximately $32.0 million. Peter J. Sodini purchased 889 shares of Common Stock for an aggregate purchase price of $400,050, payable $185,000 in cash and $215,050 in the form of a secured promissory note in the Company's favor. The purchase price for the Common Stock was $450 per share. All of the Company's Series A preferred stock was contributed back to The Pantry and cancelled at this time.

   In July 1998, in connection with the acquisition of Quick Stop and the acquisition of Stallings, the FS Group purchased 36,190 shares of common stock and Chase purchased 7,288 shares of Common Stock for an aggregate purchase price of $25.0 million. The purchase price for the Common Stock was $575 per share.

   In November 1998, Peter Starrett, a director of The Pantry, purchased 435 shares of Common Stock for an aggregate purchase price of $250,125. The FS Group has the right to require the sale of Mr. Starrett's shares in the event it sells all of its holdings of Common Stock. In addition, the Company has the right to repurchase Mr. Starrett's shares in the event he ceases to serve as a director. This right terminates on the first anniversary of the purchase date.

   See "Management--Stock Subscription Plan" for a description of loans made to the Company's Chief Executive Officer and four other most highly compensated executive officers for purchases of common stock under its stock subscription plan.

PAYMENTS TO FREEMAN SPOGLI

   Since November 1995, the Company has paid transaction fees in the amount of $5.5 million to the FS Group in connection with previous investments and assistance with analyzing acquisition candidates and obtaining financing.

STOCKHOLDERS' AGREEMENT

   The Company has entered into a stockholders' agreement with the FS Group, Chase and Peter J. Sodini in which:

  . the FS Group has a right of first offer enabling it to purchase shares held by Chase or Mr. Sodini prior to transfers of shares of common stock to non-affiliates, other than transfers pursuant to a registration statement or under Rule 144

  . the FS Group has the right to require Chase and Mr. Sodini to sell their shares of common stock to a third party buyer on the same terms as the FS Group if the FS Group is selling all of its shares

  . the FS Group, Chase and Mr. Sodini have rights to be included in sales of common stock by the other stockholders

  . the FS Group has agreed, as long as Chase holds 10% of The Pantry's common stock, to vote for a director nominated by Chase Capital

  . the Company have agreed to provide financial and other information to Chase

  . the Company have agreed that all it transactions with affiliates will be on terms no less favorable to The Pantry than would be obtained in an arms length transaction and to limit the fees payable to the FS Group to fees paid in connection with a material acquisition, merger, divestiture, reorganization or restructuring, provided that such fees are no more favorable to the FS Group than would be available from a nationally recognized investment banking firm

   There is no termination provision in the stockholders' agreement.

REGISTRATION RIGHTS AGREEMENT

   The Company has entered into a registration rights agreement with the FS Group, Chase and Mr. Sodini obligating it:

  . on up to three occasions at the request of holders of at least 50% of the common stock held by the parties to the agreement, to register the resale of all common stock held by the requesting holders

  . at any time commencing six months after this offering, to register the resale of shares of common stock having a value of more than $5 million at the request of any party

  . at any time, to allow any party to include shares in any registration of common stock by us

   Under the registration rights agreement, the FS Group, Chase and Mr. Sodini have the right to purchase their pro rata portion of additional shares issued by the Company.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Pantry, Inc.

                                                  /s/ Peter J. Sodini
                                          By: _________________________________
                                                      Peter J. Sodini
                                               President and Chief Executive
                                                          Officer

                                          Date: June 4, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to the annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Peter J. Sodini            President, Chief Executive     June 4, 1999
____________________________________  Officer and Director
          Peter J. Sodini             (Principal Executive
                                      Officer)

      /s/ William T. Flyg            Senior Vice President and      June 4, 1999
____________________________________  Chief Financial Officer
          William T. Flyg             (Principal Financial
                                      Officer)

        /s/ Joseph J. Duncan         Vice President and Corporate   June 4, 1999
____________________________________  Controller (Principal
          Joseph J. Duncan            Accounting Officer)

       /s/ William M. Wardlaw        Director                       June 4, 1999
____________________________________
         William M. Wardlaw

     /s/ Charles P. Rullman          Director                       June 4, 1999
____________________________________
         Charles P. Rullman

        /s/ Jon D. Ralph             Director                       June 4, 1999
____________________________________
            Jon D. Ralph

      /s/ Todd W. Halloran           Director                       June 4, 1999
____________________________________
          Todd W. Halloran

   /s/ Christopher C. Behrens        Director                       June 4, 1999
____________________________________
       Christopher C. Behrens

     /s/ Peter M. Starrett           Director                       June 4, 1999
____________________________________
         Peter M. Starrett

                                THE PANTRY, INC.

   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                     ADDITIONS             DEDUCTIONS
                          BALANCE AT CHARGED TO ADDITIONS      FOR      BALANCE
                          BEGINNING  COSTS AND  CHARGED TO PAYMENTS OR  AT END
                          OF PERIOD   EXPENSES   GOODWILL  WRITE-OFFS  OF PERIOD
                          ---------- ---------- ---------- ----------- ---------
Year ended September 26,
 1996:
  Allowance for doubtful
   accounts.............   $   251     $  (46)       --       $ (55)    $   150
  Reserve for
   environmental
   issues...............     5,720        617        --        (105)      6,232
  Reserve for closed
   stores...............       463        707        --        (210)        960
  Deferred tax asset
   valuation allowance..       573      1,209        --         --        1,782
                           -------     ------     ------      -----     -------
                           $ 7,007     $2,487        --       $(370)    $ 9,124
                           =======     ======     ======      =====     =======
Year ended September 25,
 1997:
  Allowance for doubtful
   accounts.............   $   150     $  --         --       $ --      $   150
  Reserve for
   environmental
   issues...............     6,232      1,620        --         (46)      7,806
  Reserve for closed
   stores...............       960         60        --         (70)        950
  Deferred tax asset
   valuation allowance..     1,782        (96)       --         --        1,686
                           -------     ------     ------      -----     -------
                           $ 9,124     $1,584        --       $(116)    $10,592
                           =======     ======     ======      =====     =======
Year ended September 24,
 1998
  Allowance for doubtful
   accounts.............   $   150     $  130        --       $ --      $   280
  Reserve for
   environmental
   issues...............     7,806      6,456      3,150       (275)     17,137
  Reserve for closed
   stores...............       950        380        383       (110)      1,603
  Deferred tax asset
   valuation allowance..     1,686        750        --         --        2,436
                           -------     ------     ------      -----     -------
                           $10,592     $7,716     $3,533      $(385)    $21,456
                           =======     ======     ======      =====     =======