Form 10-Q/A
period 1999-03-25
PANTRY INC
filed 1999-06-07
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

        Common Stock, $0.01 Par Value                          232,578 Shares
                   (Class)                            (Outstanding at April 30, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                FORM 10-Q/A

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
  Common stock, $.01 par value, 300,000 shares
   authorized; 229,507 issued and outstanding at
   September 24, 1998 and 232,578 issued and
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
                                                        ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                    Three Months Ended     Six Months Ended
                                    --------------------  --------------------
                                    March 26,  March 25,  March 26,  March 25,
                                      1998       1999       1998       1999
                                    ---------  ---------  ---------  ---------
                                       (13        (13        (26        (26
                                     weeks)     weeks)     weeks)     weeks)
Revenues:
  Merchandise sales................ $104,405   $164,572   $193,765   $303,962
  Gasoline sales...................  112,696    189,128    215,718    360,917
  Commissions......................    3,569      6,092      6,358     10,520
                                    --------   --------   --------   --------
    Total revenues.................  220,670    359,792    415,841    675,399
                                    --------   --------   --------   --------
Cost of sales:
  Merchandise......................   67,968    110,372    126,865    204,825
  Gasoline.........................   99,415    165,859    190,324    314,633
                                    --------   --------   --------   --------
    Total cost of sales............  167,383    276,231    317,189    519,458
                                    --------   --------   --------   --------
Gross profit.......................   53,287     83,561     98,652    155,941
                                    --------   --------   --------   --------
Operating expenses:
  Store expenses...................   33,688     51,486     61,853     95,215
  General and administrative
   expenses........................    8,360     12,388     15,532     22,356
  Depreciation and amortization....    6,624      9,640     11,775     17,830
                                    --------   --------   --------   --------
    Total operating expenses.......   48,672     73,514     89,160    135,401
                                    --------   --------   --------   --------
Income from operations.............    4,615     10,047      9,492     20,540
                                    --------   --------   --------   --------
Other income (expense):
  Interest.........................   (7,034)    (9,961)   (12,851)   (18,873)
  Miscellaneous....................      335        312        774        128
                                    --------   --------   --------   --------
    Total other expense............   (6,699)    (9,649)   (12,077)   (18,745)
                                    --------   --------   --------   --------
Income (loss) before income taxes
 and extraordinary loss............   (2,084)       398     (2,585)     1,795
Income tax benefits (expense)......      504       (386)       916       (718)
                                    --------   --------   --------   --------
Income (loss) before extraordinary
 loss..............................   (1,580)        12     (1,669)     1,077
Extraordinary loss.................      --      (3,557)    (6,800)    (3,557)
                                    --------   --------   --------   --------
Net loss...........................   (1,580)    (3,545)    (8,469)    (2,480)
Preferred dividends................     (647)      (734)    (1,586)    (1,466)
                                    --------   --------   --------   --------
Net loss applicable to common
 shareholders...................... $ (2,227)  $ (4,279)  $(10,055)  $ (3,926)
                                    ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                          ---------------------
                                                          March 26,   March 25,
                                                             1998       1999
                                                          ----------  ---------
                                                          (26 weeks)  (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................... $  (8,469)  $  (2,480)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Extraordinary loss...................................     6,800       3,405
    Depreciation and amortization........................    11,775      17,830
    Provision for deferred income taxes..................    (1,415)        120
    (Gain) loss on sale of property and equipment........       209        (410)
    Reserves for environmental expenses..................        57          48
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
    Receivables..........................................    (3,758)       (948)
    Inventories..........................................      (781)     (4,628)
    Prepaid expenses.....................................       879         (18)
    Other noncurrent assets..............................     5,366      (2,216)
    Accounts payable.....................................     1,397       7,911
    Other current liabilities and accrued expenses.......     1,559      (5,686)
    Employment obligations...............................      (185)       (185)
    Other noncurrent liabilities.........................     4,218         662
                                                          ---------   ---------
      Net cash provided by operating activities..........    17,652      13,405
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale....................    (2,648)        (93)
  Additions to property and equipment....................   (17,814)    (23,166)
  Proceeds from sale of property held for sale...........     2,025       1,495
  Proceeds from sale of property and equipment...........       682         376
  Acquisitions of related businesses, net of cash
   acquired..............................................  (145,398)   (129,900)
                                                          ---------   ---------
      Net cash used in investing activities..............  (163,153)   (151,288)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..............      (577)       (631)
  Principal repayments of long-term debt.................   (57,009)   (143,999)
  Proceeds from issuance of long-term debt...............   209,022     275,000
  Net proceeds from equity issues........................    31,936       1,068
  Other financing costs..................................   (12,674)     (2,960)
                                                          ---------   ---------
    Net cash provided by financing activities............   170,698     128,478
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH..........................    25,197      (9,405)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     3,347      34,404
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  28,544   $  24,999
                                                          =========   =========


                See Notes to Consolidated Financial Statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                             Six Months Ended
                                                           ---------------------
                                                           March 26,  March 25,
                                                              1998       1999
                                                           ---------- ----------
                                                           (26 weeks) (26 weeks)
Cash paid (refunded) during the year:
  Interest................................................   $6,570    $19,791
                                                             ======    =======
  Taxes...................................................   $  670    $   302
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

  Our results of operations for the three and six months ended March 25, 1999 and March 26, 1998 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 25, 1997. These acquisitions have been accounted for under the purchase method. See "Note 2--Businesses Acquisitions". Furthermore, the convenience store industry in The Pantry's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters.

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

                               THE PANTRY, INC.

  On February 25, 1999, we acquired 60 convenience stores and related assets from Taylor Oil Company. The stores are located in North Carolina and Virginia and are operated under the name "ETNA." This transaction was primarily funded from borrowings under the Company's 1999 bank credit facility. See "Note 2-- Business Acquisitions."

  On January 28, 1999, we entered into an Amended and Restated Credit Facility (the "1999 bank credit facility") consisting of

  . a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit;

  . a $50.0 million acquisition facility available to finance acquisition of related businesses

  .  a term loan facility with outstanding borrowings of $239.0 million

  See "Note 5--Long Term Debt." The 1999 bank credit facility replaces a previous facility (the "1998 bank credit facility").

  We used the proceeds of the term loan facility and a $5.0 million initial draw under our revolving credit facility, along with cash on hand, to

  .  finance the acquisition of Miller Enterprises and affiliates,

  .  refinance $94.0 million outstanding under the 1998 bank credit facility

  . redeem our outstanding senior notes in the aggregate principal amount of $49.0 million

  .  pay related transaction costs.

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

  Also on January 28, 1999, we repurchased $49.0 million in principal amount of senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the 1999 bank credit facility. The Pantry recognized an extraordinary loss, net of taxes, of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of a $2.0 million call premium and the write-off of related deferred financing costs.

NOTE 2--BUSINESS ACQUISITIONS:

  During the six months ended March 25, 1999, The Pantry acquired the businesses described below, which are accounted for by the purchase method of accounting:

  . The October 22, 1998 acquisition of the operating assets of 10 convenience stores in eastern North Carolina, for $3.8 million which was financed by cash on hand.

  . The November 5, 1998 acquisition of the operating assets of 22 convenience stores in North Carolina and South Carolina, for $21.8 million which was financed with proceeds of $16.0 million from the 1998 bank credit facility and cash on hand.

  . The January 28, 1999 acquisition of all of the common stock of Miller Enterprises and real estate assets of affiliates of Miller Enterprises. The $95.1 million purchase price was financed with the proceeds from the 1999 bank credit facility and cash on hand.

  . The February 25, 1999 acquisition of the operating assets of 60 convenience stores in North Carolina and Virginia for $22.8 million which was financed with $19.0 million of proceeds from the 1999 bank credit facility and cash on hand.

                               THE PANTRY, INC.

The purchase price of the Miller Enterprises and affiliates acquisition is subject to working capital and capital expenditure adjustments pending the completion of a closing balance-sheet audit of Miller Enterprises as of January 28, 1999. $2.5 million of the purchase price of the Express Stop, Inc. acquisition was subject to an escrow agreement until March 1999, and was to be forfeited upon the occurrence of specific events or conditions relating to the operations of video poker machines in the State of South Carolina. The events or conditions specified in the purchase agreement did not occur, and the $2.5 million held in escrow was paid to Express Stop, Inc. in March 1999.

  Goodwill associated with the 1999 acquisitions is being amortized over 30 years using the straight-line method.

  During fiscal 1998, The Pantry acquired and disposed of the businesses described below. These acquisitions were accounted for by the purchase method of accounting:

  . The October 23, 1997 acquisition of all of the common stock of Lil' Champ for $136.4 million. The purchase price, the refinancing of existing Lil' Champ debt, and the fees and expenses of the Lil' Champ acquisition were financed with the proceeds from the offering of $200.0 million, 10.5% senior subordinated notes due 2007, cash on hand and the purchase by existing shareholders and management of The Pantry of an additional $32.4 million of The Pantry's common stock.

  . The March 19, 1998 acquisition of the operating assets of 23 convenience stores in eastern North Carolina for approximately $9.0 million, which was financed with proceeds from the 1998 bank credit facility and cash on hand.

  . The May 10, 1998 acquisition of 10 convenience stores for approximately $18.3 million in the Gainesville, Florida area, which was financed with proceeds from the 1998 bank credit facility.

  . The July 2, 1998 acquisition of assets of Quick Stop Food Mart, Inc. including 75 convenience stores located throughout North Carolina and South Carolina, for $56.0 million, which was financed with the proceeds of $25.0 million from the sale of common stock to existing shareholders, borrowings of $25.0 million under the 1998 bank credit facility and cash on hand.

  . The July 15, 1998 acquisition of assets of Stallings Oil Company, Inc. including 41 convenience stores located throughout North Carolina and Virginia for $29.3 million. The Stallings and Quick Stop acquisitions were financed by proceeds of $50.0 million from the 1998 bank credit facility and cash on hand.
  . The September 1, 1998 disposition of certain assets of Lil' Champ including 48 convenience stores located throughout eastern Georgia.

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

  The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                            Six Months Ended
                                                           --------------------
                                                           March 26,  March 25,
                                                             1998       1999
                                                           ---------  ---------
   Total revenues......................................... $827,185   $805,923
   Income before extraordinary loss....................... $  1,207   $ (1,050)
   Net income (loss)...................................... $ (5,593)  $ (4,607)

                               THE PANTRY, INC.

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

  The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry , with additional taxes plus penalties and accrued interest totaling approximately $5 million, for the periods February 1, 1992 to September 26, 1996. In December 1998, The Pantry reached a tentative settlement with the State of North Carolina, which is pending final approval by the state. Under the settlement, The Pantry will reduce state net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to state net economic losses and a reduction of deferred tax assets which is fully offset by a corresponding reduction to the valuation allowance. The Pantry is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties (approximately $250,000) would be substantially reduced. Based on this, The Pantry believes the outcome of the audits will not have a material adverse effect on its financial condition or financial statements.

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

                               THE PANTRY, INC.

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

  Environmental reserves of $17.1 million and $17.2 million as of September 24, 1998 and March 25, 1999, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 and 207 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of March 25, 1999 the current average remediation cost per site is $70,000. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

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

                               THE PANTRY, INC.

releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

  The Pantry has reserved $500,000 to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation costs for contaminated sites and The Pantry's historical claims experience.

  Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release The Pantry from responsibility related to known contamination at those sites. These sites continue to be included in The Pantry's environmental reserve until a final closure notice is received.

NOTE 5--LONG-TERM DEBT

  At September 24, 1998 and March 25, 1999, long-term debt consisted of the following (in thousands):

                                                                       March 25,
                                                               1998      1999
                                                             --------  ---------
   Senior notes payable; due November 15, 2000; interest
    payable semi-annually at 12%...........................  $ 48,995  $    --

   Senior subordinated notes payable; due October 15, 2007;
    interest payable semi-annually at 10.25%...............   200,000   200,000

   Term loan facility--Tranche A; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.0%; principal
    due in quarterly installments beginning April 30, 1999
    through April 30, 2003.................................       --     79,086

   Term loan facility--Tranche B; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.5%; principal
    due in quarterly installments beginning April 30, 1999
    through April 30, 2004.................................       --    159,939

   Acquisition facility; interest payable monthly at LIBOR
    (4.94% at March 25, 1999) plus 2.5%; principal due in
    quarterly installments through October 31, 2002........    78,000    19,000

   Notes payable to McLane Company, Inc.; zero (0.0%)
    interest, with principal due in annual installments
    through February 26, 2003..............................       --      1,380

   Other notes payable; various interest rates and maturity
    dates..................................................       319       303
                                                             --------  --------
                                                              327,314   459,708

   Less--current maturities................................       (45)   (5,431)
                                                             --------  --------
                                                             $327,269  $454,277
                                                             ========  ========

  The senior notes and senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 7--Supplemental Guarantor Information". On January 28, 1999, The Pantry repurchased $49.0 million in principal amount of senior notes plus accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the 1999 bank credit facility and cash on hand.

  On January 28, 1999, The Pantry entered into the 1999 bank credit facility consisting of

  . a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit

                               THE PANTRY, INC.

  . a $50.0 million acquisition facility available to finance acquisition of related businesses

  .  term loan facilities with outstanding borrowings of $239.0 million

  The Pantry used the proceeds of the term loan facility and a $5.0 million initial draw under the revolving credit facility, along with cash on hand, to

  .finance the Miller Enterprises acquisition

  .refinance $94.0 million outstanding under the 1998 bank credit facility

  .redeem the outstanding senior notes in the aggregate principal amount of $49.0 million

  .pay related transaction costs

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

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        Six Months Ended March 25, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations   Total
                          ---------- ------------ ------------- ------------ ---------
                                             (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss).......   $ (2,480)   $ 8,785       $  85        $ (8,870)  $  (2,480)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
  Extraordinary loss....      3,405        --           --             --        3,405
  Depreciation and
   amortization.........      9,119      8,708            3            --       17,830
  Provision for deferred
   income taxes.........       (136)       256          --             --          120
  (Gain) loss on sale of
   property and
   equipment............       (741)       344          --             (13)       (410)
  Reserves for
   environmental
   issues...............         79        (31)         --             --           48
  Provision for closed
   stores...............        --         --           --             --          --
  Equity earnings of
   affiliates...........     (8,950)       --           --           8,950         --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (9,311)    (7,685)         569         15,479        (948)
  Inventories...........     (3,668)      (960)         --             --       (4,628)
  Prepaid expenses......        (44)        31           (5)           --          (18)
  Other noncurrent
   assets...............       (218)    (2,011)         --              13      (2,216)
  Accounts payable......      6,914        997          --             --        7,911
  Other current
   liabilities and
   accrued expenses.....     16,036     (9,863)        (490)       (11,369)     (5,686)
  Employment
   obligations..........       (185)       --           --             --         (185)
  Accrued dividends.....        --         --           --             --          --
  Other noncurrent
   liabilities..........      2,999     (1,703)          (1)          (633)        662
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) operating
 activities.............     12,819     (3,132)         161          3,557      13,405
                           --------    -------       ------       --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
Additions to property
 held for sale..........        (93)       --           --             --          (93)
Additions to property
 and equipment..........    (12,259)   (10,907)         --             --      (23,166)
Proceeds from sale of
 property held for
 sale...................      1,495        --           --             --        1,495
Proceeds from sale of
 property and
 equipment..............        376        --           --             --          376
Intercompany notes
 receivable (payable)...     (2,081)   100,139          --         (98,058)        --
Acquisitions of related
 businesses, net of cash
 acquired ..............   (143,610)   (80,791)         --          94,501    (129,900)
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) investing
 activities.............   (156,172)     8,441          --          (3,557)   (151,288)
                           --------    -------       ------       --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Principal repayments
 under capital leases...       (121)      (510)         --             --         (631)
Proceeds from issuance
 of capital leases......        --         --           --             --          --
Principal repayments of
 long-term debt.........   (143,979)       (10)         (10)           --     (143,999)
Proceeds from issuance
 of long-term debt......    275,000        --           --             --      275,000
Loan to shareholder.....        --         --           --             --          --
Net proceeds from equity
 issues.................      1,068        --           --             --        1,068
Other financing costs...     (2,960)       --           --             --       (2,960)
                           --------    -------       ------       --------   ---------
Net cash provided by
 (used in) financing
 activities.............    129,008       (520)         (10)           --      128,478
                           --------    -------       ------       --------   ---------
NET INCREASE (DECREASE)
 IN CASH................    (14,345)     4,789          151            --       (9,405)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     24,031      6,300        4,073            --       34,404
                           --------    -------       ------       --------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 PERIOD ................   $  9,686    $11,089       $4,224       $    --    $  24,999
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

Introduction

  The Pantry is a leading convenience store operator in the southeastern United States. Our stores offer a broad selection of merchandise and gasoline as well as ancillary services designed to appeal to the convenience needs of our customers.

  Since the arrival of our current management team in fiscal 1996, we have grown through a combination of management initiatives and strategic acquisitions. Specific elements of our operating strategy include:

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

  We believe that our arrangements with vendors, including McLane, have enabled us to decrease the operating expenses of acquired companies after we complete an acquisition. We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. In addition, McLane supplies health and beauty aids, toys and seasonal items to all of our stores. We have a contract with McLane until 2003. Although we believe there are adequate alternative supply sources, a change of suppliers, especially McLane, could have a material adverse affect on our cost of goods and results of operations.

  On March 11, 1999, we filed a registration statement to offer up to $115.0 million of our common stock for sale to the public. No assurance can be given that this offering will be consummated.

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

  Impact of Acquisitions. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result the consolidated statements of operations herein include the results of operations of acquired stores from the date of acquisition only. See "PART I.--Financial Information--Item 1. Financial Statements--Notes to Consolidated Financial Statements--Note 2--Business Acquisitions". Moreover, the consolidated balance sheet as of September 24, 1998 does not include the assets and liabilities relating to those acquisitions consummated after September 24, 1998. As a result, comparisons to prior operating results and prior balance sheets are materially impacted.

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

Results of Operations

Six Months Ended March 25, 1999 Compared to the Six Months Ended March 26,
1998

  Total Revenue. Total revenue for the six months ended March 25, 1999 was $675.4 million compared to $415.8 million during the six months ended March 26, 1998, an increase of $259.6 million or 62.4%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $213.0 million, as well as an additional month of Lil' Champ revenue of $38.0 million and same store merchandise sales growth of 11.4% (or $10.9 million). Our total revenue increase was partially offset by a lower average retail gasoline price of $0.99 for the six months ended March 25, 1999 compared to $1.14 for the six months ended March 26, 1998.

  Merchandise Revenue. Merchandise revenue for the six months ended March 25, 1999 was $304.0 million compared to $193.8 million during the six months ended March 26, 1998, an increase of $110.2 million or 56.9%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $77.5 million, as well as an additional month of Lil' Champ merchandise revenue of $17.3 million and same store merchandise sales growth of $10.9 million. Same store merchandise revenue for the six months ended March 25, 1999 increased 11.4% over the six months ended March 26, 1998. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. The increases in store traffic and average transaction size are primarily attributable to focused store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the six months ended March 25, 1999 was $360.9 million compared to $215.7 million during the six months ended March 26, 1998, an increase of $145.2 million or 67.3%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $132.5 million, as well as an additional month of Lil' Champ gasoline revenue of $20.1 million. Gasoline revenue growth was partially offset by a $0.15 or 13.3% decrease in average gasoline retail prices compared to the six months ended March 26, 1998. The revenue impact of the average retail price decline was approximately $54.8 million.

  In the six months ended March 25, 1999, gasoline gallons sold were 365.3 million compared to 189.3 million during the six months ended March 26, 1998, an increase of 176.0 million gallons or 93.0%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since March 26, 1998 of 136.9 million, as well as an additional month of Lil' Champ gasoline gallons of 18.5 million and same store gallon growth of 6.3 million. Same store gasoline gallon sales for the six months ended March 25, 1999 increased 6.8% over the six months ended March 26, 1998. The same store gallon increase is primarily attributable to increased customer traffic resulting from more competitive gasoline pricing, rebranding and promotional activity, gasoline equipment upgrades, enhanced store appearance and general economic and market conditions.

  Commission Revenue. Commission revenue for the six months ended March 25, 1999 was $10.5 million compared to $6.4 million during the six months ended March 26, 1998, an increase of $4.1 million or 64.1%. The increase in commission revenue is primarily attributable to the revenue from stores acquired or opened since March 26, 1998 of $3.0 million, as well as an additional month of Lil' Champ lottery commissions of $0.6 million. Commission revenue includes lottery commissions, video gaming income, money order commissions, telephone income and revenue from other ancillary product and service offerings.

  Total Gross Profit. Total gross profit for the six months ended March 25, 1999 was $155.9 million compared to $98.7 million for the six months ended March 26, 1998, an increase of $57.2 million or 58.0%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $43.7 million, as well as an additional month of Lil' Champ gross profit of approximately $8.7 million and same store gross profit increases of approximately $3.6 million. The total gross profit increases were achieved despite a decrease in total gross margin to 23.1% for the six months ended March 25, 1999 from 23.7% for the six months ended March 26, 1998.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $99.1 million for the six months ended March 25, 1999 compared to $66.9 million for the six months ended March 26, 1998, an increase of $32.2 million or 48.1%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $24.5 million, as well as an additional month of Lil' Champ merchandise gross profit of $5.9 million and same store profit increases of $1.7 million. The decline in merchandise gross margin to 32.6% for the six months ended March 25, 1999 from 34.5% for the six months ended March 26, 1998 is attributable to the addition of stores acquired or opened since March 26, 1998 which, on average reported merchandise margins of 31.6% for the six months ended March 25, 1999 and the impact of product cost increases in our tobacco category.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $46.3 million for the six months ended March 25, 1999 compared to $25.4 million for the six months ended March 26, 1998, an increase of $20.9 million or 82.3%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $16.2 million, as well as an additional month of Lil' Champ gasoline gross profit of $2.2 million and same store profit increases of $0.9 million. The gasoline gross profit per gallon was $0.127 for the six months ended March 25, 1999 compared to $0.134 for the six months ended March 26, 1998, a 5.2% decrease in gasoline margin per gallon.

  Store Operating and General and Administrative Expenses. Store operating expenses for the six months ended March 25, 1999 were $95.2 million compared to $61.9 million for the six months ended March 26, 1998, an increase of $33.3 million or 53.8%. The increase in store operating expenses is primarily attributable to the personnel and lease expenses associated with the stores acquired or opened since March 26, 1998 of $25.8 million, as well as an additional month of Lil' Champ store operating expenses of $5.1 million. As a percentage of total revenue, store operating expenses decreased to 14.3% in the six months ended March 25, 1999 from 14.9% in the six months ended March 26, 1998.

  General and administrative expenses for the six months ended March 25, 1999 were $22.4 million compared to $15.5 million during the six months ended March 26, 1998, an increase of $6.9 million or 44.5%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since March 26, 1998 of $5.4 million, as well as an additional month of Lil' Champ general and administrative expenses of $1.0 million. As a percentage of total revenue, general and administrative expenses decreased to 3.3% in the six months ended March 25, 1999 from 3.7% in the six months ended March 26, 1998.

  Income from Operations. Income from operations was $20.5 million for the six months ended March 25, 1999 compared to $9.5 million during the six months ended March 26, 1998, an increase of $11.0 million or 115.8%. The increase in operating income was partially offset by a $6.1 million increase in depreciation and amortization. The increase in depreciation and amortization expense is primarily attributed to an additional amount of Lil' Champ depreciation and amortization expense of $1.2 million, the depreciation and amortization of goodwill expense associated with other businesses acquired, as well as increases in depreciation associated with other capital improvements and the amortization of deferred financing costs. As a percentage of total revenue, income from operations increased to 3.0% in the six months ended March 25, 1999 from 2.3% in the six months ended March 26, 1998.

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

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes, borrowings under our 1999 and 1998 bank credit facilities and our previously outstanding senior notes. Interest expense for the six months ended March 25, 1999 was $18.9 million compared to $12.9 million for the six months ended March 26, 1998, an increase of $6.0 million or 46.5%. The increase in interest expense is attributable to an additional month of interest on the senior subordinated notes of $1.6 million and interest on borrowings under our 1999 and 1998 bank credit facilities of $5.9 million. The interest expense increase is partially offset by:

  . the interest savings of $0.1 million associated with the October 23, 1997 redemption and refinancing of $51.0 million of our 12% senior notes with proceeds from our senior subordinated notes and

  . the interest savings of approximately $0.3 million associated with the January 28, 1999 redemption and refinancing of the remaining $49.0 million of our 12% senior notes; the $49.0 million in principal was refinanced with proceeds from our 1999 bank credit facility at a floating interest rate currently set at 8.3%.

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

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $23.3 million for the three months ended March 25, 1999 compared to $13.3 million for the three months ended March 26, 1998, an increase of $10.0 million or 75.2%. This increase is primarily attributable to the profits from stores acquired or opened since March 26, 1998 of $9.0 million and same store profit increases. The gasoline gross profit per gallon was $0.118 in the three months ended March 25, 1999 compared to $0.122 for the three months ended March 26, 1998.

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

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our bank facilities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities decreased from $17.7 million for the six months ended March 26, 1998 to $13.4 million for the six months ended March 25, 1999, due to increases in inventory and receivables and a decrease in accrued interest. We had $25.0 million of cash and cash equivalents on hand at March 25, 1999.

  1999 Acquisitions. To date in fiscal 1999, we have acquired a total of 214 convenience stores in five transactions for approximately $145.2 million. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $20.5 million in the six months ended March 26, 1998 and approximately $23.2 million in the six months ended March 25, 1999. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

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

  In the six months ended March 25, 1999, we received approximately $4.5 million from sale-leaseback proceeds, asset dispositions, and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the six months ended March 25, 1999 were $18.7 million. We anticipate net capital expenditures for fiscal 1999 will be approximately $45.0 million, of which $23.2 million has been expended to date.

  Long-Term Debt. At April 30, 1999, our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $258.0 million outstanding under the 1999 bank credit facility. We are currently in compliance with our debt covenants.

  In January 1999, we restructured and expanded our 1998 bank credit facility in connection with the Miller acquisition and the redemption of our senior notes. Our 1999 bank credit facility consists of

  . a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit

  . a $79.1 million tranche A term loan facility and a $159.9 million Tranche B term loan facility, both of which are borrowed

  . a $50.0 million acquisition term facility which is available through January 31, 2001 to finance acquisitions of related businesses, $19.0 million of which was drawn in connection with the ETNA acquisition and will be repaid with the proceeds of our contemplated common stock offering

  As of April 30, 1999, we had $15.7 million in letters of credit outstanding and $29.3 million available for borrowing or additional letters of credit under the revolving credit facility and $31.0 million available for borrowing under the acquisition term facility.

  If we successfully complete the public offering of our common stock, the 1999 bank credit facility lenders have agreed, subject to completion of the offering, to amend the facility to:

  . permit the use of offering proceeds to redeem our outstanding preferred stock (and pay related accrued dividends)

  . permit us to use up to $50.5 of offering proceeds for acquisitions during the nine month period after the offering; any of the $50.5 million of offering proceeds that has not been used for acquisitions prior to the end of the nine months must be used to reduce the term loans under our bank credit facility

  . permit the repayment of $19.0 million outstanding under the acquisition term facility and maintain the acquisition term facility at $50.0 million in available borrowings

  .  permit the authorization of preferred stock

  . amend the debt to pro forma EBITDA ratio to 4.75 to 1.00 in fiscal 1999 and 2000, 4:25 to 1:00 in fiscal 2001, 4:00 to 1:00 in fiscal 2002, 3:50 to 1:00 in fiscal 2003 and 3:25 to 1:00 in fiscal 2004 and thereafter

  . increase our maximum permitted capital expenditures to $46.0 million for fiscal 1999 and $40.0 million in fiscal 2000 and thereafter

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

  We are also required to pay down our 1999 bank credit facility as follows:

  . with net proceeds from asset sales, subject to exceptions for sale-leaseback transactions

  . with 50% of the proceeds from the issuance of any of our equity securities other than sales of our equity securities to our management employees and the proceeds of the contemplated common stock offering

  . with all of the proceeds from the issuance of new debt other than debt of the types permitted under our bank credit facility

  .  with 50% of our excess cash flow

  The loans under the 1999 bank credit facility are secured by a first priority security interest in most of our tangible and intangible assets including the stock of our subsidiaries, whether we own these assets now or acquire them in the future. In addition, all of our subsidiaries except PH Holding and its subsidiaries guaranteed our obligations under the 1999 bank credit facility and these guarantees are secured by a first priority security interest in most of the tangible and intangible assets of each of the guarantors.

  The interest rates we pay on borrowings under the 1999 bank credit facility are variable and are based, at our option, on either a Eurodollar rate plus a percentage or a base rate plus a percentage. If we choose the Eurodollar base rate, we pay 3.0% per year in addition to the Eurodollar base rate for our Revolving Credit Facility, our Acquisition Facility, and our Tranche A Term Loan Facility. For the Tranche B Term Loan Facility, the Company pays 3.5% per year in addition to the Eurodollar base rate. If we opt for the base rate, we pay 1.5% per year in addition to the base rate for our Revolving Credit Facility, the Acquisition Facility, and the Tranche A Term Loan Facility. For our Tranche B Term Loan Facility, we pay 2.0% per year in addition to the base rate. On March 2, 1999, we entered into an interest rate swap arrangement to reduce our exposure to interest rate fluctuations with respect to $45.0 million of borrowings under our Tranche A and Tranche B Term Loan Facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 8.62% for the Tranche A facility and 9.12% for the Tranche B facility for approximately two years.

  The 1999 bank credit facility contains covenants restricting our ability to, among other things:

  . declare dividends or redeem or repurchase capital stock, except that we may repurchase common stock owned by our employees upon their termination in an amount not to exceed $0.5 million

  .  prepay, redeem or purchase debt

  . incur liens, except liens incurred under the bank credit facility itself, liens arising from acquisitions or capital leases otherwise allowed under the bank credit facility and liens to secure indebtedness, so long as the amount does not exceed $3.0 million

  .  make loans and investments, except that

    . we may make additional investments in PH Holding and its subsidiaries, so long as the amount of these investments does not exceed $4.5 million

    . we may make loans to our employees, so long as the amount of the loans does not exceed a total of $1.0 million, so they can purchase our common stock and

    .  we may make other investments in a total amount of $1.0 million

  .  engage in mergers, acquisitions or asset sales, except that

    . we may sell assets with a fair market value that does not exceed $10.0 million and we may engage in sale/leaseback transactions otherwise permitted by the bank credit facility, in either case so long as we receive cash consideration for the fair market value of the assets and we use the proceeds to prepay our indebtedness under the bank credit facility

    . we may make acquisitions so long as the consideration we pay does not exceed $50.0 million, including any assumption of debt

    . we may transfer properties or assets in transactions where 80% of the consideration we receive consists of assets we will use in our business, so long as the fair market value of the assets we transfer does not exceed $20.0 million in any one year

  .  engage in transactions with affiliates

  Our 1999 bank credit facility also provides that our revenues and assets related to gaming may not exceed 4% of our total revenues. Also, our 1999 bank credit facility limits our capital expenditures to $46.0 million in fiscal 1999 and $34.0 million each year thereafter. It also prohibits us from incurring debt other than under the bank credit facility itself except for:

  .  up to $3.0 million for contingent obligations

  . up to $30.0 million for capital leases used or debt incurred to acquire, construct or improve our business assets

  .  intercompany debt

  .  $0.7 million of pre-existing debt

  .  up to $200.0 million of debt under our senior subordinated notes

  . up to $50.0 million for other similar subordinated debt we may wish to incur in the future

  .  up to $5.0 million in any type of debt

  Our 1999 bank credit facility requires us to remain in compliance with various financial ratios. Our EBITDA for any consecutive four-quarter period must be at least $82.0 million in fiscal 1999 increasing each year to $100.0 million in fiscal 2004. Our debt to pro forma EBITDA ratio, as defined under the 1999 bank credit facility, must not exceed 5 to 1 in fiscal 1999 decreasing each year to 3.25 to 1 in fiscal 2004. Our ratio of EBITDA plus rental payments to interest expense plus rental payments must be at least 1.5 to 1 in fiscal 1999 increasing each year to 2 to 1 in fiscal 2004.

  We also have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by our subsidiaries, except for PH Holding and its subsidiaries. The senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary's ability to:

  .  pay dividends or make distributions, except

    . in amounts not in excess of a percentage of our net income proceeds of debt or equity issuances

    .  in amounts not in excess of $5.0 million

  .  issue stock of subsidiaries

  .  make investments in non affiliated entities, except

    .  employee loans of up to $3.0 million

  .  repurchase stock, except

    . common stock owned by employees in amounts not in excess of $2.0 million

    .  with the proceeds from debt or equity issuances

  . incur liens not securing debt permitted under the senior subordinated notes

  .  enter into transactions with affiliates

  .  enter into sale-leaseback transactions

  .  engage in mergers or consolidations

  We can incur debt under the senior subordinated notes if our ratio of pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if we don't meet this ratio we can incur:

  . bank credit facility debt of up to $50.0 million of acquisition debt and other debt in an amount equal to the greater of $45.0 million or an amount equal to 4.0% times our annualized revenues

  . capital leases or acquisition debt in amounts not to exceed in the aggregate 10% of our tangible assets at time of incurrence

  .  intercompany debt

  .  pre-existing debt

  .  up to $15.0 million in any type of debt

  .  debt for refinancing of the above described debt

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

  Pro forma for the contemplated common stock offering and the application of the net proceeds from such offering, our long-term debt will consist of $200.0 million of senior subordinated notes and approximately $239.0 million outstanding under our 1999 bank credit facility. Restrictive covenants in our debt agreements may restrict our ability to implement our acquisition strategy.

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

  Environmental reserves of $17.2 million as of March 25, 1999 represent estimates for future expenditures for remediation, tank removal and litigation associated with 207 known contaminated sites as a result of releases, e.g., overfills, spills and underground storage tank releases, and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of March 25, 1999, amounts which are probable of reimbursement (based on our experience) from those sources total $12.7 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms that we have engaged. We do have locations where applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

  We have reserved $500,000 to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience.

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

  We completed 90% of our assessment phase of Year 2000 vulnerability early in fiscal 1998, after a formal third-party assessment was completed in November 1997. Assessment activities found that 30% of our systems would require remediation and 20% of our systems were planned for replacement or would be best served if replaced. Based on this third-party assessment, internal assessment and project results as of March 25, 1999, we believe all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999. In order to meet this date, we have engaged outside consultants and contractors to assist in the overall project and remediation effort.

  We have tested, modified or replaced, or plan to modify or replace our existing systems and related hardware which did not properly interpret dates beyond December 31, 1999 to ensure Year 2000 compliance. We have assessed software and technology infrastructures, embedded systems such as point-of-sale systems, fuel consoles and office equipment, and building facilities such as telephone-related systems, HVAC and security. Our testing methodology includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios and utilizing software programs which test for compliance on equipment. To date 20% of our applications requiring remediation have been tested and 75% of the systems being replaced have been implemented and are in use.

  We have initiated communications with our significant vendors, suppliers and financial institutions to determine the extent to which we are vulnerable to those third parties' failure to be Year 2000 compliant. To date, 80% of those surveyed have responded. The replies indicate that they will be Year 2000 compliant before the end of the calendar year. Specifically, our grocery wholesaler, McLane, has stated in their "Year 2000 Readiness Disclosure" that they are "committed to identifying and correcting all business critical Year 2000 problems by June 1, 1999." Based on these communications and presently available information, we do not anticipate any material effects related to vendor, supplier, third-party credit card processing company or financial institution compliance. Additionally, due to the nature of our business, Year 2000 compliance with respect to our customers is not relevant. Noncompliance by vendors, suppliers, credit card processing companies and financial institutions utilized by us could result in a material adverse effect on our financial condition and results of operations. The Pantry will continue to update its assessment of the readiness of key vendors, suppliers and financial institutions until they are compliant. If during this ongoing assessment, we determine a third party's level of compliance will have an adverse effect on The Pantry, we will seek an alternate third party to provide similar products or services. We believe that the worst case scenario in the event of a Year 2000 related failure would be delays in the receipt of payment from credit card processing companies and a return to manual accounting processing at our individual stores.

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

                    State of Readiness as of April 22, 1999

                                                       Estimated    Estimated
                                                        Percent    Completion
       Phase                                           Complete      Date(a)
       -----                                           --------- ---------------
       Awareness......................................     95%   December, 1999
       Assessment.....................................     90%     June, 1999
       Remediation....................................     55%   September, 1999
       Replacement....................................     75%   September, 1999
       Testing........................................     35%   September, 1999
       Contingency Planning...........................      5%   September, 1999

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

Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement of Financial Accounting Standards No. 133 is effective for the first fiscal quarter of fiscal 2000; earlier application is encouraged. As of March 25, 1999, we have not determined the effect of Statement of Financial Accounting Standards No. 133 on our consolidated financial statements.

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

                                      Expected Maturity Date
                                      (as of March 25, 1999)
                         ------------------------------------------------------
                         Fiscal  Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          1999    2000     2001     2002     2003    Thereafter  Total     Value
                         ------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $2,896  $10,686  $17,939  $20,943  $37,931   $369,313  $459,708  $469,208
Weighted average
 Interest rate..........   9.08%    9.10%    9.14%    9.20%    9.27%      9.38%     9.07%

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

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the undersigned's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PANTRY, INC.
Date: June 4, 1999


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