Form 10-Q/A
period 1999-03-25
PANTRY INC
filed 1999-06-09
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

                             AMENDMENT NO. 2

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
                                                        ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                    Three Months Ended     Six Months Ended
                                    --------------------  --------------------
                                    March 26,  March 25,  March 26,  March 25,
                                      1998       1999       1998       1999
                                    ---------  ---------  ---------  ---------
                                    (13 weeks) (13 weeks) (26 weeks) (26 weeks)
Revenues:
  Merchandise sales................ $104,405   $164,572   $193,765   $303,962
  Gasoline sales...................  112,696    189,128    215,718    360,917
  Commissions......................    3,569      6,092      6,358     10,520
                                    --------   --------   --------   --------
    Total revenues.................  220,670    359,792    415,841    675,399
                                    --------   --------   --------   --------
Cost of sales:
  Merchandise......................   67,968    110,372    126,865    204,825
  Gasoline.........................   99,415    165,859    190,324    314,633
                                    --------   --------   --------   --------
    Total cost of sales............  167,383    276,231    317,189    519,458
                                    --------   --------   --------   --------
Gross profit.......................   53,287     83,561     98,652    155,941
                                    --------   --------   --------   --------
Operating expenses:
  Store expenses...................   33,688     51,486     61,853     95,215
  General and administrative
   expenses........................    8,360     12,388     15,532     22,356
  Depreciation and amortization....    6,624      9,640     11,775     17,830
                                    --------   --------   --------   --------
    Total operating expenses.......   48,672     73,514     89,160    135,401
                                    --------   --------   --------   --------
Income from operations.............    4,615     10,047      9,492     20,540
                                    --------   --------   --------   --------
Other income (expense):
  Interest.........................   (7,034)    (9,961)   (12,851)   (18,873)
  Miscellaneous....................      335        312        774        128
                                    --------   --------   --------   --------
    Total other expense............   (6,699)    (9,649)   (12,077)   (18,745)
                                    --------   --------   --------   --------
Income (loss) before income taxes
 and extraordinary loss............   (2,084)       398     (2,585)     1,795
Income tax benefits (expense)......      504       (386)       916       (718)
                                    --------   --------   --------   --------
Income (loss) before extraordinary
 loss..............................   (1,580)        12     (1,669)     1,077
Extraordinary loss.................      --      (3,557)    (6,800)    (3,557)
                                    --------   --------   --------   --------
Net loss...........................   (1,580)    (3,545)    (8,469)    (2,480)
Preferred dividends................     (647)      (734)    (1,586)    (1,466)
                                    --------   --------   --------   --------
Net loss applicable to common
 shareholders...................... $ (2,227)  $ (4,279)  $(10,055)  $ (3,926)
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

NOTE 5--LONG-TERM DEBT

  At September 24, 1998 and March 25, 1999, long-term debt consisted of the following (in thousands):

                                                                       March 25,
                                                               1998      1999
                                                             --------  ---------
   Senior notes payable; due November 15, 2000; interest
    payable semi-annually at 12%...........................  $ 48,995  $    --

   Senior subordinated notes payable; due October 15, 2007;
    interest payable semi-annually at 10.25%...............   200,000   200,000

   Term loan facility--Tranche A; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.0%; principal
    due in quarterly installments beginning April 30, 1999
    through January 31, 2004...............................       --     79,086

   Term loan facility--Tranche B; interest payable monthly
    at LIBOR (4.94% at March 25, 1999) plus 3.5%; principal
    due in quarterly installments beginning April 30, 1999
    through January 31, 2006...............................       --    159,939

   Acquisition facility; interest payable monthly at LIBOR
    (4.94% at March 25, 1999) plus 3.0%; principal due in
    quarterly installments beginning April 30, 2001 through
    January 31, 2004.......................................    78,000    19,000

   Notes payable to McLane Company, Inc.; zero (0.0%)
    interest, with principal due in annual installments
    through February 26, 2003..............................       --      1,380

   Other notes payable; various interest rates and maturity
    dates..................................................       319       303
                                                             --------  --------
                                                              327,314   459,708

   Less--current maturities................................       (45)   (5,431)
                                                             --------  --------
                                                             $327,269  $454,277
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
                           ========    =======       ======       ========   =========

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the undersigned's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PANTRY, INC.
Date: June 9, 1999



                                          By:     /s/ William T. Flyg
                                             _________________________________
                                                      William T. Flyg
                                             Senior Vice President Finance and
                                                         Secretary
                                             (Authorized Officer and Principal
                                                     Financial Officer)