Form 10-Q
period 1999-06-24
PANTRY INC
filed 1999-08-09
CIK 915862

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



                 FOR THE QUARTERLY PERIOD ENDED JUNE 24, 1999



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



 COMMON STOCK, $0.01 PAR VALUE            18,111,478 SHARES
  (Class)                         (Outstanding at August 2, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.

                                   FORM 10-Q

                                 JUNE 24, 1999

                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION
   ITEM 1. Financial Statements
        Consolidated Balance Sheets ......................................................     2
        Consolidated Statements of Operations ............................................     4
        Consolidated Statements of Cash Flows ............................................     5
        Notes to Consolidated Financial Statements. ......................................     7
   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of         27
  Operations
PART II -- OTHER INFORMATION
   ITEM 2. Changes in Securities and Use of Proceeds .....................................    38
   ITEM 4. Submission of Matters to a Vote of Security Holders ...........................    39
   ITEM 6. Exhibits and Reports on Form 8-K. .............................................    39

                       PART I -- FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.
                               THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 24,    JUNE 24,
                                                                                                 1998          1999
                                                                                           --------------- ------------
                                                                                              (AUDITED)     (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents ...............................................................     $ 34,404      $ 61,211
 Receivables (net of allowances for doubtful accounts of $280 at September 24, 1998 and
   $380 at June 24, 1999).................................................................        9,907        18,682
 Inventories (Note 3) ....................................................................       47,809        65,822
 Income taxes receivable .................................................................          488            --
 Prepaid expenses ........................................................................        2,216         3,086
 Property held for sale ..................................................................        3,761           114
 Deferred income taxes, net ..............................................................        3,988         5,776
                                                                                               --------      --------
   Total current assets ..................................................................      102,573       154,691
                                                                                               --------      --------
Property and equipment, net ..............................................................      300,978       396,404
                                                                                               --------      --------
Other assets:
 Goodwill (net of accumulated amortization of $11,940 at September 24, 1998 and $15,574
   at June 24, 1999) .....................................................................      120,025       169,033
 Deferred lease costs (net of accumulated amortization of $9,001 at September 24, 1998 and
   $9,035 at June 24, 1999)...............................................................          269           235
 Deferred financing cost (net of accumulated amortization of $4,871 at September 24, 1998
   and $6,294 at June 24, 1999)...........................................................       14,545        13,122
 Environmental receivables (Note 4) ......................................................       13,187        13,750
 Other noncurrent assets .................................................................        3,243         8,565
                                                                                               --------      --------
   Total other assets ....................................................................      151,269       204,705
                                                                                               --------      --------
Total assets .............................................................................     $554,820      $755,800
                                                                                               ========      ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                            (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 24,    JUNE 24,
                                                                                                 1998          1999
                                                                                           --------------- ------------
                                                                                              (AUDITED)     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5) ...........................................    $      45     $   5,431
 Current maturities of capital lease obligations .........................................        1,240         1,240
 Accounts payable:
   Trade .................................................................................       49,559        75,890
   Money orders ..........................................................................        5,181         4,823
 Accrued interest ........................................................................       11,712         4,027
 Accrued compensation and related taxes. .................................................        6,719         7,904
 Income tax payable ......................................................................           --           924
 Other accrued taxes .....................................................................        7,007        11,951
 Accrued insurance .......................................................................        5,745         9,534
 Other accrued liabilities ...............................................................       24,348        31,288
                                                                                              ---------     ---------
   Total current liabilities .............................................................      111,556       153,012
                                                                                              ---------     ---------
Long-term debt (Note 5) ..................................................................      327,269       425,270
                                                                                              ---------     ---------
Other noncurrent liabilities:
 Environmental reserves (Note 4) .........................................................       17,137        18,024
 Deferred income taxes ...................................................................       20,366        23,419
 Capital lease obligations ...............................................................       12,129        11,190
 Employment obligations ..................................................................          934           657
 Accrued dividends on preferred stock ....................................................        4,391            --
 Other noncurrent liabilities ............................................................       21,734        27,533
                                                                                              ---------     ---------
   Total other noncurrent liabilities ....................................................       76,691        80,823
                                                                                              ---------     ---------
Commitments and contingencies (Notes 4 and 5) ............................................           --            --
Shareholders' equity (Note 6 and 7):
 Preferred stock, $.01 par value, 150,000 shares authorized; 17,500 issued and outstanding at
   September 24, 1998 and no shares issued and outstanding as of June 24, 1999 ...........           --            --
 Common stock, $.01 par value, 50,000,000 shares authorized; 11,704,857 issued and outstanding at September 24, 1998 and 18,111,478 issued and outstanding at June 24,
   1999 ..................................................................................          117           181
 Additional paid in capital ..............................................................       68,939       126,328
 Shareholder loans .......................................................................         (215)         (937)
 Accumulated deficit .....................................................................      (29,537)      (28,877)
                                                                                              ---------     ---------
   Total shareholders' equity ............................................................       39,304        96,695
                                                                                              ---------     ---------
Total liabilities and shareholders' equity ...............................................    $ 554,820     $ 755,800
                                                                                              =========     =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          ------------------------- --------------------------
                                                            JUNE 25,     JUNE 24,     JUNE 25,      JUNE 24,
                                                              1998         1999         1998          1999
                                                          ------------ ------------ ------------ -------------
                                                           (13 WEEKS)   (13 WEEKS)   (39 WEEKS)    (39 WEEKS)
Revenues:
 Merchandise sales ......................................   $123,108    $ 199,085    $ 316,873    $  503,047
 Gasoline sales .........................................    127,780      250,816      343,498       611,733
 Commissions ............................................      3,689        6,803       10,047        17,323
                                                            --------    ---------    ---------    ----------
   Total revenues .......................................    254,577      456,704      670,418     1,132,103
                                                            --------    ---------    ---------    ----------
Cost of sales:
 Merchandise ............................................     80,400      133,633      207,265       338,458
 Gasoline ...............................................    113,812      222,640      304,136       537,273
                                                            --------    ---------    ---------    ----------
   Total cost of sales ..................................    194,212      356,273      511,401       875,731
                                                            --------    ---------    ---------    ----------
Gross profit ............................................     60,365      100,431      159,017       256,372
                                                            --------    ---------    ---------    ----------
Operating expenses:
 Store expenses .........................................     35,582       56,851       97,435       152,066
 General and administrative expenses ....................      7,874       13,094       23,406        35,450
 Depreciation and amortization ..........................      6,750       10,946       18,525        28,776
                                                            --------    ---------    ---------    ----------
   Total operating expenses .............................     50,206       80,891      139,366       216,292
                                                            --------    ---------    ---------    ----------
Income from operations ..................................     10,159       19,540       19,651        40,080
                                                            --------    ---------    ---------    ----------
Other income (expense):
 Interest ...............................................     (7,502)     (10,707)     (20,353)      (29,580)
 Miscellaneous ..........................................        479          286        1,253           414
                                                            --------    ---------    ---------    ----------
   Total other expense ..................................     (7,023)     (10,421)     (19,100)      (29,166)
                                                            --------    ---------    ---------    ----------
Income before income taxes and extraordinary item .......      3,136        9,119          551        10,914
Income tax expense ......................................       (916)      (3,882)          --        (4,600)
                                                            --------    ---------    ---------    ----------
Income before extraordinary item ........................      2,220        5,237          551         6,314
Extraordinary item, net of taxes ........................        289          (27)      (6,511)       (3,584)
                                                            --------    ---------    ---------    ----------
Net income (loss) .......................................      2,509        5,210       (5,960)        2,730
Preferred dividends .....................................       (667)        (624)      (2,253)       (2,070)
Premium on redemption of preferred stock ................         --         (613)          --          (613)
                                                            --------    ---------    ---------    ----------
Net income (loss) applicable to common shareholders .....   $  1,842    $   3,973    $  (8,213)   $       47
                                                            ========    =========    =========    ==========
Earnings per share (Note 7):
 Basic:
   Income (loss) before extraordinary item ..............   $   0.16    $    0.31    $   (0.19)   $     0.30
   Extraordinary item ...................................       0.03           --        (0.71)        (0.29)
                                                            --------    ---------    ---------    ----------
   Net income (loss) ....................................   $   0.19    $    0.31    $   (0.90)   $     0.01
                                                            ========    =========    =========    ==========
 Diluted:
   Income (loss) before extraordinary item ..............   $   0.15    $    0.28    $   (0.19)   $     0.27
   Extraordinary item ...................................       0.03           --        (0.71)        (0.27)
                                                            --------    ---------    ---------    ----------
   Net income (loss) ....................................   $   0.18    $    0.28    $   (0.90)   $     0.00
                                                            ========    =========    =========    ==========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                           --------------------------
                                                                                             JUNE 25,      JUNE 24,
                                                                                               1998          1999
                                                                                           ------------ -------------
                                                                                            (39 WEEKS)    (39 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .......................................................................  $   (5,960)  $    2,730
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Extraordinary loss ....................................................................       6,511        3,405
   Depreciation and amortization .........................................................      18,525       28,776
   Provision for deferred income taxes ...................................................        (514)      (1,518)
   (Gain) loss on sale of property and equipment .........................................         350         (170)
   Reserves for environmental expenses ...................................................          92          887
Changes in operating assets and liabilities, net of effects of acquisitions:
 Receivables .............................................................................      (4,885)      (1,238)
 Inventories .............................................................................      (2,866)      (9,072)
 Prepaid expenses ........................................................................         737         (470)
 Other noncurrent assets .................................................................       4,192       (1,754)
 Accounts payable ........................................................................       4,159       14,379
 Other current liabilities and accrued expenses ..........................................        (681)      (6,614)
 Employment obligations ..................................................................        (277)        (277)
 Accrued dividends .......................................................................          --       (6,461)
 Other noncurrent liabilities ............................................................       7,727        2,143
                                                                                            ----------   ----------
Net cash provided by operating activities ................................................      27,110       24,746
                                                                                            ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................................................      (4,187)        (125)
 Additions to property and equipment .....................................................     (32,923)     (33,452)
 Proceeds from sale of property held for sale ............................................       3,245        1,495
 Proceeds from sale of property and equipment ............................................       1,521       11,163
 Acquisitions of related businesses, net of cash acquired ................................    (165,799)    (131,230)
                                                                                            ----------   ----------
Net cash used in investing activities ....................................................    (198,143)    (152,149)
                                                                                            ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...............................................        (907)        (939)
 Principal repayments of long-term debt ..................................................     (57,044)    (173,307)
 Proceeds from issuance of long-term debt ................................................     228,042      275,301
 Redemption of series B preferred stock ..................................................          --      (17,500)
 Net proceeds from initial public offering ...............................................          --       72,984
 Net proceeds from other equity issues ...................................................      31,936        1,247
 Other financing costs ...................................................................     (12,891)      (3,576)
                                                                                            ----------   ----------
Net cash provided by financing activities ................................................     189,136      154,210
                                                                                            ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................      18,103       26,807
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................       3,347       34,404
                                                                                            ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................  $   21,450   $   61,211
                                                                                            ==========   ==========

                See Notes to Consolidated Financial Statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                              NINE MONTHS ENDED
                           ------------------------
                             JUNE 25,     JUNE 24,
                               1998         1999
                           ------------ -----------
                            (39 WEEKS)   (39 WEEKS)
Cash paid during the year:
 Interest ................    $19,986     $37,265
                              =======     =======
 Taxes ...................    $   687     $    75
                              =======     =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

     During 1998, The Pantry entered into several business acquisitions and divestitures (see Note 2 -- Business Acquisitions). In connection with the Lil' Champ acquisition, the holders of The Pantry's Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry, resulting in an increase in paid in capital of $6,508.

     On June 8, 1999, the Company redeemed all of its preferred stock outstanding for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of June 24, 1999, the Company has no preferred stock issued or outstanding. In connection with this redemption, the Company recognized a dividend of $0.6 million.

                               THE PANTRY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS


     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries, Lil' Champ Food Stores, Inc. ("Lil' Champ") and Lil' Champ's wholly-owned subsidiary Miller Enterprises, Inc., Sandhills, Inc., Global Communications, Inc. and PH Holding Corporation ("PH") and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. See "Note 8 -- Supplemental Guarantor Information."

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 24, 1999 and for the three and nine months ended June 24, 1999 and June 25, 1998 are unaudited. References herein to "The Pantry" or "the Company" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

     We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in The Pantry's Annual Report on Form 10-K/A for the fiscal year ended September 24, 1998, The Pantry's Registration Statement on Form S-1 (No. 333-74221), as amended, and The Pantry's Quarterly Report on Form 10-Q/A for the period ended March 25, 1999, as amended.

     Our results of operations for the three and nine months ended June 24, 1999 and June 25, 1998 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 25, 1997. These acquisitions have been accounted for under the purchase method. See "Note 2 -- Business Acquisitions." Furthermore, the convenience store industry in The Pantry's marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. The Pantry operates on a 52-53 week fiscal year ending on the last Thursday in September. The Company's 1999 fiscal year ends on September 30, 1999 and is a 53 week year while our 1998 fiscal year was 52 weeks. Our 2000 fiscal year will be a 52 week year.

     THE PANTRY

     As of June 24, 1999, The Pantry operated approximately 1,135 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Kentucky, Indiana and Virginia. The Pantry's stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In our Florida, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,070 locations, 884 of which sell gasoline under brand names including Amoco, British Petroleum, Chevron, Citgo, Exxon, Fina, Shell, and Texaco. During the last three fiscal years, merchandise revenues (including commissions from services) and gasoline revenues have averaged approximately 49% and 51% of total revenues, respectively.

     RECENT DEVELOPMENTS

     On June 8, 1999, we offered and sold 6,250,000 shares of common stock in the Company's initial public offering (the "IPO"). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility (as defined); (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO (see "Note 6 -- Shareholders' Equity," "Note 9 -- Subsequent Events," and "Part II -- Item 2. Changes in Securities and Use of Proceeds").

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 1 -- THE COMPANY AND RECENT DEVELOPMENTS -- Continued

     On June 8, 1999, we redeemed all our preferred stock for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of June 24, 1999, the Company has no preferred stock issued or outstanding. See "Note 6 -- Shareholders' Equity."

     On June 8, 1999, our 1999 bank credit facility lenders amended several covenants in our Amended and Restated Credit Facility (the "1999 bank credit facility"). See "Note 5 -- Long-Term Debt" and "Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

     On June 3, 1999, the Company adopted a new 1999 stock option plan providing for the grant of incentive stock options to our officers, directors, employees and consultants. See "Note 6 -- Stockholders' Equity" and "Note 7 -- Earnings Per Share."


NOTE 2 -- BUSINESS ACQUISITIONS:

     During the nine months ended June 24, 1999, The Pantry acquired the businesses described below (the "1999 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:


FISCAL 1999 ACQUISITIONS



DATE ACQUIRED         TRADE NAME     LOCATIONS                                              STORES
--------------------- -------------- ----------                                            -------
  February 25, 1999   ETNA           North Carolina, Virginia                                 60
  January 28, 1999    Handy Way      North-central Florida                                   121
  November 5, 1998    Express Stop   Southeast North Carolina and Eastern South Carolina      22
  October 22, 1998    Dash-N         East-central North Carolina                              10

     During fiscal 1998, The Pantry acquired and disposed of the businesses described below (the "1998 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:


FISCAL 1998 ACQUISITIONS



DATE ACQUIRED        TRADE NAME   LOCATIONS                                                STORES
-------------------  ------------ ----------                                               -------
  July 15, 1998      Zip Mart     Central North Carolina, Virginia                            42
  July 2, 1998       Quick Stop   Southeast North Carolina and Coastal South Carolina         75
  May 2, 1998        Sprint       Gainesville, Florida                                        10
  March 19, 1998     Kwik Mart    Eastern North Carolina                                      23
  October 23, 1997   Lil' Champ   Northeast Florida                                          440(a)

     With the exception of the Lil' Champ acquisition and the March 19, 1998 and May 2, 1998 acquisitions, the purchase price allocations are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization. Goodwill associated with the 1999 and 1998 acquisitions is being amortized over 30 years using the straight-line method.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 2 -- BUSINESS ACQUISITIONS: -- Continued

     Purchase prices of 1999 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):


  ASSETS ACQUIRED:
  Receivables .............................................  $  7,509
  Inventories .............................................     8,941
  Prepaid expenses ........................................       400
  Property and equipment ..................................    94,111
  Other noncurrent assets .................................     3,565
                                                             --------
  Total assets ............................................   114,526
                                                             --------
  LIABILITIES ASSUMED:
  Accounts payable ........................................    11,620
  Other current liabilities and accrued expenses ..........    16,437
  Long-term debt ..........................................     1,393
  Deferred income taxes ...................................     2,783
  Other noncurrent liabilities ............................     3,708
                                                             --------
  Total liabilities .......................................    35,941
                                                             --------
  Net tangible assets acquired ............................    78,585
  Goodwill ................................................    52,645
                                                             --------
  Total consideration paid, including direct costs, net
  of cash acquired ........................................  $131,230
                                                             ========

     The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):



                                                        NINE MONTHS ENDED
                                                   ---------------------------
                                                      JUNE 25,      JUNE 24,
                                                        1998          1999
                                                   ------------- -------------
         Total revenues ..........................  $1,250,150    $1,262,627
         Income before extraordinary loss ........  $      924    $    4,274
         Net income (loss) .......................  $   (5,588)   $      690
         Net loss applicable to common shareholders $   (7,841)   $   (1,993)
         Earnings per share applicable
          to common shareholders:
         Basic:
          Loss before extraordinary item .........  $    (0.15)   $     0.13
          Extraordinary item .....................       (0.71)        (0.29)
                                                    ----------    ----------
          Net loss ...............................  $    (0.86)   $    (0.16)
                                                    ==========    ==========
         Diluted:
          Income (loss) before extraordinary item   $    (0.15)   $     0.12
          Extraordinary item .....................       (0.71)        (0.27)
                                                    ----------    ----------
          Net loss ...............................  $    (0.86)   $    (0.15)
                                                    ==========    ==========

     In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1998 or fiscal 1999, or of future operations of the combined companies.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 3 -- INVENTORIES
     Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following (in thousands):



                                      SEPTEMBER 24,    JUNE 25,
                                           1998          1999
                                     --------------- -----------
  Inventories at FIFO cost:
  Merchandise ......................    $ 41,967      $ 59,318
  Gasoline .........................      11,510        16,108
                                        --------      --------
                                          53,477        75,426
  Less adjustment to LIFO cost:
  Merchandise ......................      (5,668)       (9,295)
  Gasoline .........................          --          (309)
                                        --------      --------
  Inventories at LIFO cost .........    $ 47,809      $ 65,822
                                        ========      ========

     Total inventories at September 24, 1998 and June 24, 1999 include $5.2 million and $6.8 million of gasoline inventories held by Lil' Champ and Miller (June 24, 1999 only) that are recorded under the FIFO method, respectively. Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 24, 1998 and June 24, 1999.


NOTE 4 -- ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

     As of June 24, 1999, The Pantry was contingently liable for outstanding letters of credit in the amount of $13.9 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

     The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry , with additional taxes plus penalties and accrued interest totaling approximately $5.0 million, for the periods February 1, 1992 to September 26, 1996. In December 1998, The Pantry reached a tentative settlement with the State of North Carolina, which is pending final approval by the state. Under the settlement, The Pantry will reduce state net economic loss carryforwards and pay a DE MINIMIS amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to state net economic losses and a reduction of deferred tax assets which is fully offset by a corresponding reduction to the valuation allowance. The Pantry is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties (approximately $250,000) would be substantially reduced. Based on this, The Pantry believes the outcome of the audits will not have a material adverse effect on its financial condition or financial statements.

     The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.


     ENVIRONMENTAL LIABILITIES AND CONTINGENCIES

     The Pantry is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks. Regulations enacted by the EPA in 1988 established requirements for (i) installing underground storage tank systems, (ii) upgrading underground storage tank systems, (iii) taking corrective action in response to releases, (iv) closing underground storage tank systems, (v) keeping appropriate records, (vi) maintaining evidence of financial responsibility for taking corrective action and (vii) compensating third parties for bodily injury and property damage resulting from releases.

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

     o Corrosion Protection: The 1988 EPA regulations require that all underground storage tank systems have corrosion protection by December 22, 1998. All of The Pantry's underground storage tanks have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel underground storage tanks with interior fiberglass lining and the installation of cathodic protection.

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

     Environmental reserves of $17.1 million and $18.0 million as of September 24, 1998 and June 24, 1999, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 and 207 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of June 24, 1999 the current average remediation cost per site is $70,000. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

     The Pantry anticipates that it will be reimbursed for a significant portion of these expenditures from state insurance funds and private insurance. As of September 24, 1998, and June 24, 1999, these anticipated reimbursements of $13.2 million and $13.8 million, respectively, are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a copay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 -- LONG-TERM DEBT

     At September 24, 1998 and June 24, 1999, long-term debt consisted of the following (in thousands):



                                                                                 SEPTEMBER 24,    JUNE 24,
                                                                                      1998          1999
                                                                                --------------- -----------
     Senior notes payable; due November 15, 2000; interest payable
       semi-annually at 12% ...................................................    $ 48,995      $     --
     Senior subordinated notes payable; due October 15, 2007; interest payable
       semi-annually at 10.25% ................................................     200,000       200,000
     Term loan facility -- Tranche A; interest payable monthly at LIBOR
       (5.03% at June 24, 1999) plus 3.0%; principal due in quarterly
       installments beginning April 30, 1999 through January 31, 2004 .........          --        71,531
     Term loan facility -- Tranche B; interest payable monthly at LIBOR
       (5.03% at June 24, 1999) plus 3.5%; principal due in quarterly
       installments beginning April 30, 1999 through January 31, 2006 .........          --       157,194
     Acquisition facility; interest payable monthly at LIBOR (5.03% at June 24,
       1999) plus 3.0%; principal due in quarterly installments beginning
       April 30, 2001 through January 31, 2004 ................................      78,000            --
     Notes payable to McLane Company, Inc.; zero (0.0%) interest, with
       principal due in annual installments through February 26, 2003 .........          --         1,694
     Other notes payable; various interest rates and maturity dates ...........         319           282
                                                                                   --------      --------
                                                                                    327,314       430,701
     Less -- current maturities ...............................................         (45)       (5,431)
                                                                                   --------      --------
                                                                                   $327,269      $425,270
                                                                                   ========      ========

     The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 8 -- Supplemental Guarantor Information." On January 28, 1999, The Pantry repurchased $49.0 million in principal amount of senior notes plus accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from the 1999 bank credit facility and cash on hand.

     On January 28, 1999, The Pantry entered into the 1999 bank credit facility consisting of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses; and (iii) term loan facilities with outstanding borrowings of $240.0 million. As of June 24, 1999, total outstanding borrowings under the 1999 bank credit facility were $228.7 million.

     The Pantry used the proceeds of the term loan facility and a $5.0 million initial draw under the revolving credit facility, along with cash on hand, to:
(i) finance the Miller Enterprises acquisition; (ii) refinance $94.0 million outstanding under the 1998 bank credit facility; (iii) redeem the outstanding senior notes in the aggregate principal amount of $49.0 million; and (iv) pay related transaction costs.

     The annual maturities of notes payable are as follows (in thousands):



Year Ended September:
  1999 ....................  $  2,896
  2000 ....................    10,686
  2001 ....................    17,939
  2002 ....................    20,943
  2003 ....................    37,931
  Thereafter ..............   340,306
                             --------
                             $430,701
                             ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 -- LONG-TERM DEBT -- Continued

     As of June 24, 1999, The Pantry was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

     As of June 24, 1999, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

     For the three months and nine months ended June 25, 1998, the Company incurred an extraordinary item related to the costs of the redemption of $51.0 million of senior notes. For the three months and nine months ended June 24, 1999, the Company incurred an extraordinary item related to the costs of the redemption of the remaining $49.0 million of senior notes.


NOTE 6 -- SHAREHOLDERS' EQUITY

     On June 8, 1999, the Company offered and sold 6,250,000 shares of common stock, $0.01 par value per share, in the Company's IPO. The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO. See "Note 9 -- Subsequent Events" and "Part II -- Item 2. Changes in Securities and Use of Proceeds."

     On June 4, 1999 and in connection with the IPO, The Pantry effected a 51-for-1 stock split of its common stock. The accompanying financial statements reflect the stock split, retroactively applied to all periods presented. In connection with the stock split, the number of authorized shares of common stock was increased to 50,000,000 (300,000 shares previously). There was no change in par values of the common stock as a result of the stock split.

     On June 3, 1999, the Company adopted a new 1999 stock option plan providing for the grant of incentive stock options to our officers, directors, employees and consultants. An aggregate of 3,825,000 shares of common stock is reserved for issuance under the 1999 stock option plan. On June 8, 1999, the Pantry granted 200,000 shares to officers and directors. These options will vest in three annual installments, expire in seven years and are exercisable at the IPO price of $13.00 per share. See "Note 7 -- Earnings Per Share."

     On August 31, 1998, The Pantry adopted the 1998 Stock Subscription Plan. The Stock Subscription Plan allows us to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. During the nine months ended June 24, 1999, 134,436 shares, net of repurchases of 6,273 shares were issued under the Stock Subscription Plan. These shares were sold at fair value ($11.27), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.8%, due August 31, 2003.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7 -- EARNINGS PER SHARE

     The Pantry computes earnings per share data in accordance with the requirements of SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share.

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       --------------------- ------------------------
                                                                        JUNE 25,   JUNE 24,    JUNE 25,     JUNE 24,
                                                                          1998       1999        1998         1999
                                                                       ---------- ---------- ------------ -----------
     Net income (loss) applicable to common shareholders:
      Income before extraordinary item ...............................  $ 2,220    $ 5,237     $    551    $  6,314
      Dividends on preferred stock ...................................     (667)      (624)      (2,253)     (2,070)
      Premium on redemption of preferred stock .......................       --       (613)          --        (613)
                                                                        -------    -------     --------    --------
      Income (loss) applicable to common shareholders before
       extraordinary item ............................................    1,553      4,000       (1,702)      3,631
      Extraordinary item .............................................      289        (27)      (6,511)     (3,584)
                                                                        -------    -------     --------    --------
      Net income (loss) applicable to common shareholders ............  $ 1,842    $ 3,973     $ (8,213)   $     47
                                                                        =======    =======     ========    ========
     Earnings per share -- basic:
      Weighted-average shares outstanding ............................    9,487     12,960        9,111      12,225
                                                                        =======    =======     ========    ========
      Income (loss) before extraordinary item per share -- basic .....  $  0.16    $  0.31     $  (0.19)   $   0.30
      Extraordinary item per share -- basic ..........................     0.03         --        (0.71)      (0.29)
                                                                        -------    -------     --------    --------
      Net Income (loss) per share -- basic ............................ $  0.19    $  0.31     $  (0.90)   $   0.01
                                                                        =======    =======     ========    ========
     Earnings per share -- diluted:
      Weighted-average shares outstanding ............................    9,487     12,960        9,111      12,225
      Dilutive impact of options and warrants outstanding ............    1,145      1,166           --       1,163
                                                                        -------    -------     --------    --------
      Weighted-average shares and potential dilutive shares
       outstanding ...................................................   10,632     14,126        9,111      13,388
                                                                        =======    =======     ========    ========
      Income (loss) before extraordinary item per
       share -- diluted ..............................................  $  0.15    $  0.28     $  (0.19)   $   0.27
      Extraordinary item per share -- diluted ........................     0.03         --        (0.71)      (0.27)
                                                                        -------    -------     --------    --------
      Net income (loss) per share -- diluted .........................  $  0.18    $  0.28     $  (0.90)   $     --
                                                                        =======    =======     ========    ========

     For the nine months ended June 1998, potential common dilutive shares have been excluded from the denominator because such earnings per share amounts for income from continuing operations available to common shareholders would be antidilutive.


NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION

     Lil' Champ, Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guarantee, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its senior subordinated notes indenture and its 1999 bank credit facility.

     Management has determined that separate financial statements of the Guarantors would not provide significant additive information to investors and in lieu of such separate financial statements, The Pantry has presented supplemental combining information. This supplemental combining information includes the consolidated financial statements of the Company's unrestricted subsidiary, PH and PH's wholly-owned subsidiaries, TC Capital Management, Inc., and Pantry Properties, Inc. (together, the "Non-Guarantor"). Accordingly, the following supplemental combining information presents information regarding The Pantry, the Guarantors, the Non-Guarantor, and related consolidating entries.

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

     The Pantry accounts for its wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal consolidating entries eliminate investments in subsidiaries and intercompany balances and transactions.


                                THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                         YEAR ENDED SEPTEMBER 24, 1998




                                             THE PANTRY       GUARANTOR      NON-GUARANTOR
                                              (ISSUER)      SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS       TOTAL
                                            ------------   --------------   --------------   --------------   ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..............     $ 24,031      $  6,300            $4,073         $       --      $ 34,404
 Receivables, net .......................       11,211         9,263             1,030            (11,597)        9,907
 Inventories ............................       24,933        22,876                --                 --        47,809
 Income taxes receivable ................          270        (2,098)             (472)             2,788           488
 Prepaid expenses .......................        1,206         1,007                 3                 --         2,216
 Property held for sale .................        3,761            --                --                 --         3,761
 Deferred income taxes, net .............        1,262         2,726                --                 --         3,988
                                              --------      --------            ------         ----------      --------
   Total current assets .................       66,674        40,074             4,634             (8,809)      102,573
                                              --------      --------            ------         ----------      --------
Investment in subsidiaries ..............       69,317            --                --            (69,317)           --
                                              --------      --------            ------         ----------      --------
Property and equipment, net .............      125,340       175,298               340                 --       300,978
                                              --------      --------            ------         ----------      --------
Other assets:
 Goodwill, net ..........................       72,375        47,650                --                 --       120,025
 Deferred lease cost, net ...............          269            --                --                 --           269
 Deferred financing cost, net ...........       14,545            --                --                 --        14,545
 Environmental receivables, net .........       11,566         1,621                --                 --        13,187
 Intercompany notes receivable ..........       19,803        49,705                --            (69,508)           --
 Other noncurrent assets ................          155         3,088                --                 --         3,243
                                              --------      --------            ------         ----------      --------
   Total other assets ...................      118,713       102,064                --            (69,508)      151,269
                                              --------      --------            ------         ----------      --------
Total assets ............................     $380,044      $317,436            $4,974         $ (147,634)     $554,820
                                              ========      ========            ======         ==========      ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                         YEAR ENDED SEPTEMBER 24, 1998

                                                                THE PANTRY     GUARANTOR
                                                                 (ISSUER)    SUBSIDIARIES
                                                               ------------ --------------
                                                                 (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):

Current liabilities:
 Current maturities of long-term debt ........................  $      17      $     10
 Current maturities of capital lease obligations .............        213         1,027
 Accounts payable:
   Trade .....................................................     28,563        20,996
   Money orders ..............................................      4,112         1,069
 Accrued interest ............................................     11,564         1,283
 Accrued compensation and related taxes ......................      4,366         2,352
 Other accrued taxes .........................................      3,108         3,899
 Accrued insurance ...........................................      3,188         2,557
 Other accrued liabilities ...................................     11,118        18,877
                                                                ---------      --------
    Total current liabilities ................................     66,249        52,070
                                                                ---------      --------
Long-term debt ...............................................    188,151       139,000
                                                                ---------      --------
Other noncurrent liabilities:
 Environmental reserves ......................................     13,487         3,650
 Deferred income taxes .......................................        (36)       22,001
 Capital lease obligations ...................................      1,534        10,595
 Employment obligations ......................................        934            --
 Accrued dividends on preferred stock ........................      4,391            --
 Intercompany notes payable ..................................     50,705        20,822
 Other noncurrent liabilities ................................     15,325         5,737
                                                                ---------      --------
    Total other noncurrent liabilities .......................     86,340        62,805
                                                                ---------      --------
SHAREHOLDERS' EQUITY (DEFICIT):

 Preferred stock .............................................         --            --
 Common stock ................................................        117             1
 Additional paid-in capital ..................................     68,939         6,758
 Shareholder loans ...........................................       (215)           --
 Accumulated earnings (deficit) ..............................    (29,537)       56,802
                                                                ---------      --------
    Total shareholders' equity (deficit) .....................     39,304        63,561
                                                                ---------      --------
Total liabilities and shareholders' equity (deficit) .........  $ 380,044      $317,436
                                                                =========      ========


                                                                NON-GUARANTOR
                                                                 SUBSIDIARY     ELIMINATIONS       TOTAL
                                                               -------------- ---------------- ------------
                                                                          (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):

Current liabilities:
 Current maturities of long-term debt ........................     $   18        $      --      $      45
 Current maturities of capital lease obligations .............         --               --          1,240
 Accounts payable:
   Trade .....................................................         --               --         49,559
   Money orders ..............................................         --               --          5,181
 Accrued interest ............................................          1           (1,136)        11,712
 Accrued compensation and related taxes ......................          1               --          6,719
 Other accrued taxes .........................................         --               --          7,007
 Accrued insurance ...........................................         --               --          5,745
 Other accrued liabilities ...................................        122           (5,769)        24,348
                                                                   ------        ---------      ---------
    Total current liabilities ................................        142           (6,905)       111,556
                                                                   ------        ---------      ---------
Long-term debt ...............................................        118               --        327,269
                                                                   ------        ---------      ---------
Other noncurrent liabilities:
 Environmental reserves ......................................         --               --         17,137
 Deferred income taxes .......................................         --           (1,599)        20,366
 Capital lease obligations ...................................         --               --         12,129
 Employment obligations ......................................         --               --            934
 Accrued dividends on preferred stock ........................         --               --          4,391
 Intercompany notes payable ..................................         --          (71,527)            --
 Other noncurrent liabilities ................................         38              634         21,734
                                                                   ------        ---------      ---------
    Total other noncurrent liabilities .......................         38          (72,492)        76,691
                                                                   ------        ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):

 Preferred stock .............................................         --               --             --
 Common stock ................................................         --                 (1)         117
 Additional paid-in capital ..................................      5,001          (11,759)        68,939
 Shareholder loans ...........................................         --               --           (215)
 Accumulated earnings (deficit) ..............................       (325)         (56,477)       (29,537)
                                                                   ------        -----------    ---------
    Total shareholders' equity (deficit) .....................      4,676          (68,237)        39,304
                                                                   ------        -----------    ---------
Total liabilities and shareholders' equity (deficit) .........     $4,974        $(147,634)     $ 554,820
                                                                   ======        ===========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                                 JUNE 24, 1999

                                       THE PANTRY     GUARANTOR    NON-GUARANTOR
                                        (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                      ------------ -------------- -------------- -------------- ----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..........   $ 40,655      $ 16,243        $4,313       $       --    $ 61,211
 Receivables, net ...................     24,563        36,962         1,030          (43,873)     18,682
 Inventories ........................     33,838        31,984            --               --      65,822
 Prepaid expenses ...................      2,160           920             6               --       3,086
 Property held for sale .............        114            --            --               --         114
 Deferred income taxes, net .........      1,978         3,798            --               --       5,776
                                        --------      --------        ------       ----------    --------
   Total current assets .............    103,308        89,907         5,349          (43,873)    154,691
                                        --------      --------        ------       ----------    --------
Investment in subsidiaries ..........     85,366           866            --          (86,232)         --
                                        --------      --------        ------       ----------    --------
Property and equipment, net .........    149,427       246,641           336               --     396,404
                                        --------      --------        ------       ----------    --------
Other assets:
 Goodwill, net ......................     97,861        71,172            --               --     169,033
 Deferred lease cost, net ...........        235            --            --               --         235
 Deferred financing cost, net .......     13,122            --            --               --      13,122
 Environmental receivables, net .....     12,566         1,184            --               --      13,750
 Intercompany notes receivable ......    249,006        49,705            --         (298,711)         --
 Other noncurrent assets ............      3,128         4,571            --              866       8,565
                                        --------      --------        ------       ----------    --------
   Total other assets ...............    375,918       126,632            --         (297,845)    204,705
                                        --------      --------        ------       ----------    --------
Total assets ........................   $714,019      $464,046        $5,685       $ (427,950)   $755,800
                                        ========      ========        ======       ==========    ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                     SUPPLEMENTAL COMBINING BALANCE SHEETS


                                 JUNE 24, 1999



                                                           THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                            (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                          ------------ -------------- -------------- -------------- -----------
                                                                                 (DOLLARS IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ...................  $   5,117      $   (296)       $   18       $       --    $   5,431
 Current maturities of capital lease obligations ........        213         1,027            --               --        1,240
 Accounts payable:
   Trade ................................................     45,345        30,571            --              (26)      75,890
   Money orders .........................................        490         4,333            --               --        4,823
 Accrued interest .......................................      8,814            --             1           (4,788)       4,027
 Accrued compensation and related taxes .................      4,160         3,743             1               --        7,904
 Income taxes payable ...................................      3,621         6,239           596            9,532          924
 Other accrued taxes ....................................      3,384         8,567            --               --       11,951
 Accrued insurance ......................................      3,439         6,095            --               --        9,534
 Other accrued liabilities ..............................     31,590        23,394           121          (23,817)      31,288
                                                           ---------      --------        ------       ----------    ---------
   Total current liabilities ............................    106,173        84,265           737          (38,163)     153,012
                                                           ---------      --------        ------       ----------    ---------
Long-term debt ..........................................    423,768         1,398           104               --      425,270
                                                           ---------      --------        ------       ----------    ---------
Other noncurrent liabilities:
 Environmental expenses .................................     14,428         3,596            --               --       18,024
 Deferred income taxes ..................................       (457)       23,876            --               --       23,419
 Capital lease obligations ..............................      1,360         9,830            --               --       11,190
 Employment obligations .................................        657            --            --               --          657
 Intercompany notes payable .............................     51,705       252,656            --         (304,361)          --
 Other noncurrent liabilities ...........................     19,690         7,807            36               --       27,533
                                                           ---------      --------        ------       ----------    ---------
   Total other noncurrent liabilities ...................     87,383       297,765            36         (304,361)      80,823
                                                           ---------      --------        ------       ----------    ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock ........................................         --            --            --               --           --
 Common stock ...........................................        181             1         5,001           (5,002)         181
 Additional paid-in capital .............................    126,328         6,882            --           (6,882)     126,328
 Shareholder loans ......................................       (937)           --            --               --         (937)
 Accumulated earnings (deficit) .........................    (28,877)       73,735          (193)         (73,542)     (28,877)
                                                           ---------      --------        ------       ----------    ---------
   Total shareholders' equity (deficit) .................     96,695        80,618         4,808          (85,426)      96,695
                                                           ---------      --------        ------       ----------    ---------
Total liabilities and shareholders equity (deficit) .....  $ 714,019      $464,046        $5,685       $ (427,950)   $ 755,800
                                                           =========      ========        ======       ==========    =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.


                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS


                       THREE MONTHS ENDED JUNE 25, 1998



                                                       THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                        (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                      ------------ -------------- -------------- -------------- -----------
                                                                             (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ..................................   $ 60,595      $ 62,513        $ --          $     --     $123,108
 Gasoline sales .....................................     61,408        66,372          --                --      127,780
 Commissions ........................................      1,698         1,991          --                --        3,689
                                                        --------      --------        ----          --------     --------
   Total revenues ...................................    123,701       130,876          --                --      254,577
                                                        --------      --------        ----          --------     --------
Cost of sales:
 Merchandise ........................................     39,752        40,648          --                --       80,400
 Gasoline ...........................................     55,001        58,811          --                --      113,812
                                                        --------      --------        ----          --------     --------
   Total cost of sales ..............................     94,753        99,459          --                --      194,212
                                                        --------      --------        ----          --------     --------
Gross profit ........................................     28,948        31,417          --                --       60,365
                                                        --------      --------        ----          --------     --------
Operating expenses:
 Store expenses .....................................     21,197        18,137         (61)           (3,691)      35,582
 General and administrative expenses ................      4,185         3,685           4                --        7,874
 Depreciation and amortization ......................      3,456         3,292           2                --        6,750
                                                        --------      --------        ----          --------     --------
   Total operating expenses .........................     28,838        25,114         (55)           (3,691)      50,206
                                                        --------      --------        ----          --------     --------
Income from operations ..............................        110         6,303          55             3,691       10,159
                                                        --------      --------        ----          --------     --------
Equity in earnings of subsidiaries ..................      7,171            --          --            (7,171)          --
                                                        --------      --------        ----          --------     --------
Other income (expense):
 Interest ...........................................     (4,248)       (4,283)           (3)          1,032       (7,502)
 Miscellaneous ......................................        103         5,093           7            (4,724)         479
                                                        --------      --------        ------        --------     --------
   Total other income (expense) .....................     (4,145)          810           4            (3,692)      (7,023)
                                                        --------      --------        ------        --------     --------
Income (loss) before income taxes and extraordinary
 item ...............................................      3,136         7,113          59            (7,172)       3,136
Income tax benefit (expense) ........................       (916)       (2,087)        (60)            2,147         (916)
                                                        --------      --------        ------        --------     --------
Net income (loss) before extraordinary item .........      2,220         5,026            (1)         (5,025)       2,220
Extraordinary item, net of taxes ....................        289            --          --                --          289
                                                        --------      --------        ------        --------     --------
Net income (loss) ...................................      2,509         5,026            (1)         (5,025)       2,509
Preferred dividends .................................       (667)           --          --                --         (667)
                                                        --------      --------        ------        --------     --------
Net income (loss) applicable to common
 shareholders .......................................   $  1,842      $  5,026        $ (1)         $ (5,025)    $  1,842
                                                        ========      ========        ======        ========     ========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED JUNE 24, 1999

                                                          THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                           (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                         ------------ -------------- -------------- -------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales .....................................   $104,222      $94,863         $ --         $      --     $ 199,085
 Gasoline sales ........................................    143,565      107,251           --                --       250,816
 Commissions ...........................................      3,967        2,836           --                --         6,803
                                                           --------      -------         ----         ---------     ---------
   Total revenues ......................................    251,754      204,950           --                --       456,704
                                                           --------      -------         ----         ---------     ---------
Cost of sales:
 Merchandise ...........................................     70,063       63,570           --                --       133,633
 Gasoline ..............................................    128,137       94,503           --                --       222,640
                                                           --------      -------         ----         ---------     ---------
   Total cost of sales .................................    198,200      158,073           --                --       356,273
                                                           --------      -------         ----         ---------     ---------
Gross profit ...........................................     53,554       46,877           --                --       100,431
                                                           --------      -------         ----         ---------     ---------
Operating expenses:
 Store expenses ........................................     38,184       26,173          (61)           (7,445)       56,851
 General and administrative expenses ...................      6,262        6,828            4                --        13,094
 Depreciation and amortization .........................      6,096        4,849            1                --        10,946
                                                           --------      -------         ----         ---------     ---------
   Total operating expenses ............................     50,542       37,850          (56)           (7,445)       80,891
                                                           --------      -------         ----         ---------     ---------
Income from operations .................................      3,012        9,027           56             7,445        19,540
                                                           --------      -------         ----         ---------     ---------
Equity in earnings of subsidiaries .....................     11,871          (9)           --           (11,862)           --
                                                           --------      ----------      ----         ---------     ---------
Other income (expense):
 Interest expense ......................................     (5,803)      (6,038)          (3)            1,137       (10,707)
 Miscellaneous .........................................         39        8,800           38            (8,591)          286
                                                           --------      ---------       ------       ---------     ---------
   Total other income (expense) ........................     (5,764)       2,762           35            (7,454)      (10,421)
                                                           --------      ---------       ------       ---------     ---------
Income (loss) before income taxes and extraordinary
 item ..................................................      9,119       11,780           91           (11,871)        9,119
Income tax benefit (expense) ...........................     (3,882)      (3,605)         (45)            3,650        (3,882)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) before extraordinary item ............      5,237        8,175           46            (8,221)        5,237
Extraordinary item, net of taxes .......................        (27)          --           --                --           (27)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) ......................................      5,210        8,175           46            (8,221)        5,210
Preferred dividends ....................................       (624)          --           --                --          (624)
Premium on redemption of Series B Preferred Stock ......       (613)          --           --                --          (613)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) applicable to common shareholders.....   $  3,973      $ 8,175         $ 46         $  (8,221)    $   3,973
                                                           ========      =========       ======       =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED JUNE 25, 1998

                                                         THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                          (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                        ------------ -------------- -------------- -------------- -----------
                                                                               (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ....................................  $ 160,208     $ 156,665        $  --        $      --     $ 316,873
 Gasoline sales .......................................    166,874       176,624           --               --       343,498
 Commissions ..........................................      4,613         5,434           --               --        10,047
                                                         ---------     ---------        -----        ---------     ---------
   Total revenues .....................................    331,695       338,723           --               --       670,418
                                                         ---------     ---------        -----        ---------     ---------
Cost of sales:
 Merchandise ..........................................    104,126       103,139           --               --       207,265
 Gasoline .............................................    148,985       155,151           --               --       304,136
                                                         ---------     ---------        -----        ---------     ---------
   Total cost of sales ................................    253,111       258,290           --               --       511,401
                                                         ---------     ---------        -----        ---------     ---------
Gross profit ..........................................     78,584        80,433           --               --       159,017
                                                         ---------     ---------        -----        ---------     ---------
Operating expenses:
 Store expenses .......................................     59,159        48,349         (180)          (9,893)       97,435
 General and administrative expenses ..................     12,666        10,724           16               --        23,406
 Depreciation and amortization ........................      9,643         8,877            5               --        18,525
                                                         ---------     ---------        -----        ---------     ---------
   Total operating expenses ...........................     81,468        67,950         (159)          (9,893)      139,366
                                                         ---------     ---------        -----        ---------     ---------
Income (loss) from operations .........................     (2,884)       12,483          159            9,893        19,651
                                                         ---------     ---------        -----        ---------     ---------
Equity in earnings of subsidiaries ....................     15,242            --           --          (15,242)           --
                                                         ---------     ---------        -----        ---------     ---------
Other income (expense):
 Interest .............................................    (12,373)      (11,068)          (9)           3,097       (20,353)
 Miscellaneous ........................................        566        13,655           22          (12,990)        1,253
                                                         ---------     ---------        -------      ---------     ---------
   Total other income (expense) .......................    (11,807)        2,587           13           (9,893)      (19,100)
                                                         ---------     ---------        -------      ---------     ---------
Income (loss) before income taxes and extraordinary
 item .................................................        551        15,070          172          (15,242)          551
Income tax benefit (expense) ..........................         --        (4,842)        (192)           5,034            --
                                                         ---------     ---------        -------      ---------     ---------
Net income (loss) before extraordinary item ...........        551        10,228          (20)         (10,208)          551
Extraordinary item, net of taxes ......................     (6,511)           --                                      (6,511)
                                                         ---------     ---------                                   ---------
Net income (loss) .....................................     (5,960)       10,228          (20)         (10,208)       (5,960)
Preferred dividends ...................................     (2,253)           --           --               --        (2,253)
                                                         ---------     ---------        -------      ---------     ---------
Net income (loss) applicable to common stock ..........  $  (8,213)    $  10,228        $ (20)       $ (10,208)    $  (8,213)
                                                         =========     =========        =======      =========     =========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                        NINE MONTHS ENDED JUNE 24, 1999

                                                         THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                          (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                        ------------ -------------- -------------- -------------- -------------
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales ....................................  $ 274,519     $ 228,528        $  --        $      --     $  503,047
 Gasoline sales .......................................    355,751       255,982           --               --        611,733
 Commissions ..........................................     10,261         7,062           --               --         17,323
                                                         ---------     ---------        -----        ---------     ----------
   Total revenues .....................................    640,531       491,572           --               --      1,132,103
                                                         ---------     ---------        -----        ---------     ----------
Cost of sales:
 Merchandise ..........................................    185,774       152,684           --               --        338,458
 Gasoline .............................................    314,692       222,581           --               --        537,273
                                                         ---------     ---------        -----        ---------     ----------
   Total cost of sales ................................    500,466       375,265           --               --        875,731
                                                         ---------     ---------        -----        ---------     ----------
Gross profit ..........................................    140,065       116,307           --               --        256,372
                                                         ---------     ---------        -----        ---------     ----------
Operating expenses:
 Store expenses .......................................    103,819        67,331         (182)         (18,902)       152,066
 General and administrative expenses ..................     18,111        17,324           15               --         35,450
 Depreciation and amortization ........................     15,215        13,557            4               --         28,776
                                                         ---------     ---------        -----        ---------     ----------
   Total operating expenses ...........................    137,145        98,212         (163)         (18,902)       216,292
                                                         ---------     ---------        -----        ---------     ----------
Income from operations ................................      2,920        18,095          163           18,902         40,080
                                                         ---------     ---------        -----        ---------     ----------
Equity in earnings of subsidiaries ....................     25,548             7           --          (25,555)            --
                                                         ---------     ---------        -----        ---------     ----------
Other income (expense):
 Interest expense .....................................    (17,367)      (15,857)          (8)           3,652        (29,580)
 Miscellaneous ........................................       (187)       23,037          110          (22,546)           414
                                                         ---------     ---------        -------      ---------     ----------
   Total other income (expense) .......................    (17,554)        7,180          102          (18,894)       (29,166)
                                                         ---------     ---------        -------      ---------     ----------
Income (loss) before income taxes and extraordinary
 item .................................................     10,914        25,282          265          (25,547)        10,914
Income tax benefit (expense) ..........................     (4,600)       (8,322)        (134)           8,456         (4,600)
                                                         ---------     ---------        -------      ---------     ----------
Net income (loss) before extraordinary item ...........      6,314        16,960          131          (17,091)         6,314
Extraordinary item, net of taxes ......................     (3,584)           --           --               --         (3,584)
                                                         ---------     ---------        -------      ---------     ----------
Net income (loss) .....................................      2,730        16,960          131          (17,091)         2,730
Preferred dividends ...................................     (2,070)           --           --               --         (2,070)
Premium on redemption of Series B Preferred Stock......       (613)           --           --               --           (613)
                                                         ---------     ---------        -------      ---------     ----------
Net income (loss) applicable to common
 shareholders .........................................  $      47     $  16,960        $ 131        $ (17,091)    $       47
                                                         =========     =========        =======      =========     ==========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        NINE MONTHS ENDED JUNE 25, 1998

                                                            THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                             (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                           ------------ -------------- -------------- -------------- ------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ........................................  $  (5,960)    $  10,228        $(20)        $ (10,208)    $   (5,960)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Extraordinary loss ......................................      6,511            --          --                --          6,511
 Depreciation and amortization ...........................      9,652         8,869           4                --         18,525
 Change in deferred income taxes .........................       (498)           --         (16)               --           (514)
 Loss on sale of property and equipment ..................        144           206          --                --            350
 Reserves for environmental issues .......................         92            --          --                --             92
 Equity earnings of affiliates ...........................    (10,208)           --          --            10,208             --
Changes in operating assets and liabilities, net:
 Receivables .............................................     (5,761)      (14,094)         26            14,944         (4,885)
 Inventories .............................................      1,583        (4,449)         --                --         (2,866)
 Prepaid expenses ........................................        460           280          (3)               --            737
 Other noncurrent assets .................................       (387)          530          --             4,049          4,192
 Accounts payable ........................................      2,555         1,604          --                --          4,159
 Other current liabilities and accrued expenses ..........      5,491         8,541         194           (14,907)          (681)
 Employment obligations ..................................       (277)           --          --                --           (277)
 Other noncurrent liabilities ............................      5,867         1,861          (1)               --          7,727
                                                            ---------     ---------        -------      ---------     ----------
Net cash provided by operating activities ................      9,264        13,576         184             4,086         27,110
                                                            ---------     ---------        ------       ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale .....................     (4,187)                       --                --         (4,187)
 Additions to property and equipment .....................    (18,956)      (13,967)         --                --        (32,923)
 Proceeds from sale of property held for sale ............      3,245            --          --                --          3,245
 Proceeds from sale of property and equipment ............        720           801          --                --          1,521
 Intercompany notes receivable (payable) .................    (16,289)       20,401         (26)           (4,086)            --
 Acquisitions of related businesses, net of cash
  acquired ...............................................     (9,500)     (156,299)         --                --       (165,799)
                                                            ---------     ---------        ------       ---------     ----------
Net cash used in investing activities ....................    (44,967)     (149,064)        (26)           (4,086)      (198,143)
                                                            ---------     ---------        ------       ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ...............       (227)         (680)         --                --           (907)
 Principal repayments of long-term debt ..................    (57,025)           (6)        (13)               --        (57,044)
 Proceeds from issuance of long-term debt ................     82,287       145,755          --                --        228,042
 Net proceeds from equity issue ..........................     31,936            --          --                --         31,936
 Other financing costs ...................................    (12,891)           --          --                --        (12,891)
                                                            ---------     -----------      ------       ---------     ----------
Net cash provided by (used in) financing activities ......     44,080       145,069         (13)               --        189,136
                                                            ---------     -----------      ------       ---------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................      8,377         9,581         145                --         18,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........      2,247           279         821                --          3,347
                                                            ---------     -----------      ------       ---------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................  $  10,624     $   9,860        $966         $      --     $   21,450
                                                            =========     ===========      ======       =========     ==========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        NINE MONTHS ENDED JUNE 24, 1999

                                                                  THE PANTRY     GUARANTOR
                                                                   (ISSUER)    SUBSIDIARIES
                                                                ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) .............................................  $     2,730    $   16,960
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Extraordinary loss ...........................................        3,405            --
 Depreciation and amortization ................................       15,215        13,557
 Change in deferred income taxes ..............................          462        (1,980)
 (Gain) loss on sale of property and equipment ................         (621)          451
 Reserves for environmental issues ............................          941           (54)
 Equity earnings of affiliates ................................      (17,128)           --
Changes in operating assets and liabilities, net:
 Receivables ..................................................      (13,710)      (21,421)
 Inventories ..................................................       (5,343)       (3,729)
 Prepaid expenses .............................................         (907)          440
 Other noncurrent assets ......................................         (132)       (1,629)
 Accounts payable .............................................       13,120         1,259
 Other current liabilities and accrued expenses ...............       21,664           184
 Employment obligations .......................................         (277)           --
 Accrued dividends ............................................       (6,461)           --
 Other noncurrent liabilities .................................        4,364        (1,586)
                                                                 -----------    ----------
Net cash provided by operating activities .....................       17,322         2,452
                                                                 -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ..........................         (125)           --
 Additions to property and equipment ..........................      (18,746)      (14,706)
 Proceeds from sale of property held for sale .................        1,495            --
 Proceeds from sale of property and equipment .................          535        10,628
 Intercompany notes receivable (payable) ......................        6,378        92,834
 Acquisitions of related businesses, net of cash acquired .....     (144,933)      (80,791)
                                                                 -----------    ----------
Net cash provided by (used in) investing activities ...........     (155,396)        7,965
                                                                 -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ....................         (174)         (765)
 Principal repayments of long-term debt .......................     (173,283)          (10)
 Proceeds from issuance of long-term debt .....................      275,000           301
 Redemption of series B preferred stock .......................      (17,500)           --
 Net proceeds from initial public offering ....................       72,984            --
 Net proceeds from other equity issues ........................        1,247            --
 Other financing costs ........................................       (3,576)           --
                                                                 -----------    ----------
Net cash provided by (used in) financing activities ...........      154,698          (474)
                                                                 -----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................       16,624         9,943
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................       24,031         6,300
                                                                 -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................  $    40,655    $   16,243
                                                                 ===========    ==========



                                                                 NON-GUARANTOR
                                                                  SUBSIDIARY    ELIMINATIONS      TOTAL
                                                                -------------- -------------- -------------
                                                            (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) .............................................     $ 131        $ (17,091)    $     2,730
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Extraordinary loss ...........................................        --               --           3,405
 Depreciation and amortization ................................         4               --          28,776
 Change in deferred income taxes ..............................        --               --          (1,518)
 (Gain) loss on sale of property and equipment ................        --               --            (170)
 Reserves for environmental issues ............................        --               --             887
 Equity earnings of affiliates ................................        --           17,128              --
Changes in operating assets and liabilities, net:
 Receivables ..................................................        18           33,875          (1,238)
 Inventories ..................................................        --               --          (9,072)
 Prepaid expenses .............................................        (3)              --            (470)
 Other noncurrent assets ......................................        --                7          (1,754)
 Accounts payable .............................................        --               --          14,379
 Other current liabilities and accrued expenses ...............       106          (28,568)         (6,614)
 Employment obligations .......................................        --               --            (277)
 Accrued dividends ............................................        --               --          (6,461)
 Other noncurrent liabilities .................................        (2)            (633)          2,143
                                                                    --------     ---------     -----------
Net cash provided by operating activities .....................       254            4,718          24,746
                                                                    -------      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property held for sale ..........................        --               --            (125)
 Additions to property and equipment ..........................        --               --         (33,452)
 Proceeds from sale of property held for sale .................        --               --           1,495
 Proceeds from sale of property and equipment .................        --               --          11,163
 Intercompany notes receivable (payable) ......................        --          (99,212)             --
 Acquisitions of related businesses, net of cash acquired .....        --           94,494        (131,230)
                                                                    -------      ---------     -----------
Net cash provided by (used in) investing activities ...........        --           (4,718)       (152,149)
                                                                    -------      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments under capital leases ....................        --               --            (939)
 Principal repayments of long-term debt .......................       (14)              --        (173,307)
 Proceeds from issuance of long-term debt .....................        --               --         275,301
 Redemption of series B preferred stock .......................        --               --         (17,500)
 Net proceeds from initial public offering ....................        --               --          72,984
 Net proceeds from other equity issues ........................        --               --           1,247
 Other financing costs ........................................        --               --          (3,576)
                                                                    -------      ---------     -----------
Net cash provided by (used in) financing activities ...........       (14)              --         154,210
                                                                    -------      ---------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................       240               --          26,807
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................     4,073               --          34,404
                                                                    -------      ---------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $4,313       $      --     $    61,211
                                                                    =======      =========     ===========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 9 -- SUBSEQUENT EVENTS

     On July 22, 1999, the Company acquired 100% of the outstanding capital stock of R & H Maxxon, Inc. for $49 million, subject to certain working capital and other adjustments. R & H Maxxon, Inc. is a leading operator of convenience stores in South Carolina and northern Georgia, operating 53 stores under the name "Depot Food Stores." On July 15, 1999, the Company acquired certain operating assets of Dilmar Oil Company. Dilmar Oil Company is a leading operator of convenience stores in eastern South Carolina, operating 28 stores under the name "Food Chief." The purchase price and the fees and expenses associated with these acquisitions were financed with proceeds from the IPO, $12 million in borrowings under the 1999 bank credit facility and cash on hand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K/A for the year ended September 24, 1998, our Registration Statement on Form S-1 (File No. 333-74221) and our Quarterly Reports on Form 10-Q and 10-Q/A for the periods ended December 24, 1998 and March 25, 1999. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgments by management. These forward-looking statements, which are subject to numerous risks, uncertainties, and assumptions about The Pantry, include, among other things (i) our anticipated acquisition and growth strategies, (ii) anticipated trends in our businesses, (iii) future expenditures for capital projects including the cost of environmental compliance, (iv) our ability to pass along cigarette price increases to our customers without a decrease in cigarette sales, (v) our ability to successfully deal with Year 2000 issues that may arise in our or third party operations and (vi) our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions.

     These forward-looking statements are subject to numerous risks and uncertainties, including risks related to our dependence on gasoline and tobacco sales, our acquisition strategy, our rapid growth since 1996, our dependence on one principal wholesaler, the intense competition in the convenience store and retail gasoline industries, our dependence on favorable weather conditions in spring and summer months, the concentration of our stores in the southeastern United States, our history of losses, extensive environmental regulation of our business, governmental regulation, control of The Pantry by one principal stockholder, our dependence on senior management, the failure of The Pantry and others to be year 2000 compliant and other risk factors identified in our Registration Statement relating to our IPO under the caption "Risk Factors." As a result of these risks actual results may differ from these forward-looking statements included in this Quarterly Report. The Pantry disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

     Specific elements of our operating strategy include (i) enhancing our merchandising to increase same store merchandise sales growth and margins, (ii) improving our gasoline offering in order to increase customer traffic and same store gasoline volume growth, (iii) reducing expenses through strengthened vendor relationships and tightened expense controls, (iv) increasing expenditures for facilities improvement and store automation and (v) growing through acquisitions and new store development. As a result, we have experienced increases in total revenue, same store merchandise sales and gasoline volume growth and income from operations. Additionally, we have expanded the geographic scope of our operations which we believe will result in less seasonality from period to period. We intend to continue our acquisition strategy and, accordingly, future results may not be necessarily comparable to historic results.

     We believe that there is significant opportunity to continue to increase profitability at our existing and new stores. We continue to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices and cost savings initiatives. We are upgrading our management information systems and continue to remodel our stores. Finally, we continue to seek acquisitions and believe that there is a large number of attractive acquisition opportunities in our markets. Subsequent to June 24, 1999, we completed two acquisitions bringing our store count as of August 2, 1999 to 1,215 stores making us the 10th largest convenience store operator and the second largest independent operator in the United States.

     On June 8, 1999, the Company offered and sold 6,250,000 shares of common stock in its IPO. The IPO price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility;
(ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

ACQUISITION HISTORY

     Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

     The table below provides information concerning the Company's 1999 and 1998 acquisitions with store count exceeding ten (10) stores:

                                                                                          NUMBER OF
       DATE ACQUIRED              TRADE NAME                    LOCATIONS                  STORES
--------------------------   -------------------   ----------------------------------   ------------
Fiscal 1999 Acquisitions:
--------------------------
July 22, 1999                Depot Food Stores     South Carolina, Georgia                    53(a)
July 15, 1999                Food Chief            Eastern South Carolina                     28(a)
February 25, 1999            ETNA                  North Carolina, Virginia                   60
January 28, 1999             Handy Way             North-central Florida                     121
November 5, 1998             Express Stop          Southeast North Carolina,                  22
                                                     Eastern South Carolina
Fiscal 1998 Acquisitions:
--------------------------
October 22, 1998             Dash-N                East-central North Carolina                10
July 15, 1998                Zip Mart              Central North Carolina, Virginia           42
July 2, 1998                 Quick Stop            Southeast North Carolina,                  75
                                                     Coastal South Carolina
May 2, 1998                  Sprint                Gainesville, Florida                       10
March 19, 1998               Kwik Mart             Eastern North Carolina                     23
October 23, 1997             Lil' Champ            Northeast Florida                         440(b)

---------
(a) These stores were acquired subsequent to June 24, 1999.

(b) Net of the disposition of 48 convenience stores located throughout eastern Georgia.

     IMPACT OF ACQUISITIONS. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result the consolidated statements of operations herein include the results of operations of acquired stores from the date of acquisition only. Moreover, the consolidated balance sheet as of September 24, 1998 does not include the assets and liabilities relating to those acquisitions consummated after September 24, 1998. As a result, comparisons to prior operating results and prior balance sheets are materially impacted. Subsequent to the quarter ended June 24, 1999, the Company acquired 81 stores in two separate transactions. These transactions were funded with proceeds from our IPO borrowings under the 1999 bank credit facility and cash on hand. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 2 -- Business Acquisitions."

RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 24, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 25, 1998

     TOTAL REVENUE. Total revenue for the nine months ended June 24, 1999 was $1.1 billion compared to $670.4 million during the nine months ended June 25, 1998, an increase of $461.7 million or 68.9%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $378.7 million, as well as an additional month of Lil' Champ revenue of $38.0 million and same store merchandise sales growth of 10.4% (or $15.7 million). Our total revenue increase was partially offset by a lower average retail gasoline price of $1.03 for the nine months ended June 24, 1999 compared to $1.12 for the nine months ended June 25, 1998.

     MERCHANDISE REVENUE. Merchandise revenue for the nine months ended June 24, 1999 was $503.0 million compared to $316.9 million during the nine months ended June 25, 1998, an increase of $186.1 million or 58.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $141.5 million, as well as an additional month of Lil' Champ merchandise revenue of $17.3 million and same store merchandise sales growth of $15.7 million. Same store merchandise revenue for the nine months ended June 24, 1999 increased 10.4% over the nine months ended June 25, 1998. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. The increases in store traffic and average transaction size are primarily attributable to focused store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

     GASOLINE REVENUE AND GALLONS. Gasoline revenue for the nine months ended June 24, 1999 was $611.7 million compared to $343.5 million during the nine months ended June 25, 1998, an increase of $268.2 million or 78.1%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $232.3 million, as well as an additional month of Lil' Champ gasoline revenue of $20.1 million. Gasoline revenue growth was partially offset by a $0.09 or 8.0% decrease in average gasoline gallon retail prices compared to the nine months ended June 25, 1998. The revenue impact of the average retail price decline was approximately $47.1 million.

     In the nine months ended June 24, 1999, gasoline gallons sold were 592.6 million compared to 307.1 million during the nine months ended June 25, 1998, an increase of 285.5 million gallons or 93.0%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since June 26, 1998 of 229.8 million, as well as an additional month of Lil' Champ gasoline gallons of 18.5 million and same store gallon growth of 9.2 million. Same store gasoline gallon sales for the nine months ended June 24, 1999 increased 6.4% over the nine months ended June 25, 1998. The same store gallon increase is primarily attributable to increased customer traffic resulting from more competitive gasoline pricing, rebranding and promotional activity, gasoline equipment upgrades, enhanced store appearance and general economic and market conditions.

     COMMISSION REVENUE. Commission revenue for the nine months ended June 24, 1999 was $17.3 million compared to $10.0 million during the nine months ended June 25, 1998, an increase of $7.3 million or 73.0%. The increase in commission revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $4.9 million, as well as an additional month of Lil' Champ lottery commissions of $0.6 million. Commission revenue includes lottery commissions, video gaming income, money order commissions, telephone income and revenue from other ancillary product and service offerings.

     TOTAL GROSS PROFIT. Total gross profit for the nine months ended June 24, 1999 was $256.4 million compared to $159.0 million for the nine months ended June 25, 1998, an increase of $97.4 million or 61.3%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $76.7 million, as well as an additional month of Lil' Champ gross profit of approximately $8.7 million and same store gross profit increases. The total gross profit increases were achieved despite a decrease in total gross margin to 22.6% for the nine months ended June 24, 1999 from 23.7% for the nine months ended June 25, 1998. The decrease in total gross margin is attributable to the decreases in merchandise and gasoline gross margins discussed below.

     MERCHANDISE GROSS PROFIT AND MARGIN. Merchandise gross profit was $164.6 million for the nine months ended June 24, 1999 compared to $109.6 million for the nine months ended June 25, 1998, an increase of $55.0 million or 50.2%. This increase is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $50.0 million, as well as an additional month of Lil' Champ merchandise gross profit of $5.9 million and same store profit increases. The decline in merchandise gross margin to 32.7% for the nine months ended June 24, 1999 from 34.6% for the nine months ended June 25, 1998 is attributable to the addition of stores acquired or opened since June 26, 1998 which, on average reported merchandise margins of 32.5% for the nine months ended June 24, 1999 and the impact of product cost increases in our tobacco category.

     GASOLINE GROSS PROFIT AND PER GALLON MARGIN. Gasoline gross profit was $74.5 million for the nine months ended June 24, 1999 compared to $39.4 million for the nine months ended June 25, 1998, an increase of $35.1 million or 89.1%. This increase is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $25.8 million, as well as an additional month of Lil' Champ gasoline gross profit of $2.2 million and same store profit increases. The gasoline gross profit per gallon was $0.126 for the nine months ended June 24, 1999 compared to $0.128 for the nine months ended June 25, 1998, a 1.6% decrease in gasoline margin per gallon.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for the nine months ended June 24, 1999 were $152.1 million compared to $97.4 million for the nine months ended June 25, 1998, an increase of $54.7 million or 56.2%. The increase in store operating expenses is primarily attributable to the personnel and lease expenses associated with the stores acquired or opened since June 26, 1998 of $44.3 million, as well as an additional month of Lil' Champ store operating expenses of $5.1 million. As a percentage of total revenue, store operating expenses decreased to 13.4% in the nine months ended June 24, 1999 from 14.5% in the nine months ended June 25, 1998.

     General and administrative expenses for the nine months ended June 24, 1999 were $35.5 million compared to $23.4 million during the nine months ended June 25, 1998, an increase of $12.1 million or 51.7%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since June 26, 1998 of $8.8 million, as well as an additional month of Lil' Champ general and administrative expenses of $1.0 million. As a percentage of total revenue, general and administrative expenses decreased to 3.1% in the nine months ended June 24, 1999 from 3.5% in the nine months ended June 25, 1998.

     INCOME FROM OPERATIONS. Income from operations was $40.1 million for the nine months ended June 24, 1999 compared to $19.7 million during the nine months ended June 25, 1998, an increase of $20.4 million or 103.6%. The increase in operating income was partially offset by a $10.3 million increase in depreciation and amortization. The increase in depreciation and amortization expense is primarily attributed to an additional amount of Lil' Champ depreciation and amortization expense of $1.2 million, the depreciation and amortization of goodwill expense associated with other businesses acquired, as well as increases in depreciation associated with other capital improvements and the amortization of deferred financing costs. As a percentage of total revenue, income from operations increased to 3.5% in the nine months ended June 24, 1999 from 2.9% in the nine months ended June 25, 1998.

     EBITDA. EBITDA represents income from operations before depreciation, amortization and extraordinary and unusual items. EBITDA for the nine months ended June 24, 1999 was $68.9 million compared to $38.2 million for the nine months ended June 25, 1998, an increase of $30.7 million or 80.4%. The increase is attributable to the items discussed above.

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

     INTEREST EXPENSE. Interest expense is primarily interest on our senior subordinated notes, borrowings under our 1999 and 1998 bank credit facilities and our previously outstanding senior notes. Interest expense for the nine months ended June 24, 1999 was $29.6 million compared to $20.4 million for the nine months ended June 25, 1998, an increase of $9.2 million or 45.1%. The increase in interest expense is attributable to an additional month of interest on the senior subordinated notes of $1.6 million and interest on borrowings under our 1999 and 1998 bank credit facilities of $5.9 million.

     INCOME TAX EXPENSE. The income tax expense for the nine months ended June 24, 1999 was $4.6 million compared to no income tax expense for the nine months ended June 25, 1998. This increase was primarily attributable to the increase in income before income taxes. Income tax expense is recorded net of changes in a valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

     EXTRAORDINARY ITEM. In the nine months ended June 24, 1999, we recognized an extraordinary loss, net of taxes, of approximately $3.6 million in connection with the January 28, 1999 redemption of the remaining $49.0 million in outstanding principal amount of our senior notes and the replacement of our 1998 bank credit facility with the 1999 bank credit facility. The loss was the sum, net of taxes, of a $1.2 million call premium, and the write-off of deferred financing costs associated with the senior notes and 1998 bank credit facility of $2.4 million.

     In the nine months ended June 25, 1998, we recognized an extraordinary loss, net of taxes, of approximately $6.5 million in connection with the October 23, 1997 redemption of $51.0 million in principal amount of our outstanding senior notes and related consents obtained from the holders of the senior notes to amendments and waivers to covenants contained in the indenture. The loss was the sum, net of taxes, of the premium paid for the early redemption of $51.0 million in principal amount of the senior notes, the respective portion of the consent fees paid, and the write-off of a respective portion of the deferred financing cost associated with the senior notes.

     NET INCOME (LOSS). The net income for the nine months ended June 24, 1999 was $2.7 million compared to a net loss of $6.0 million for the nine months ended June 25, 1998. In the nine months ended June 24, 1999 and June 26, 1998, we recognized extraordinary losses as discussed above. The Pantry's income before extraordinary loss was $6.3 million for the nine months ended June 24, 1999 compared to $0.6 million during the nine months ended June 25, 1998, an increase of $5.7 million.

 THREE MONTHS ENDED JUNE 24, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 25,
1998

     TOTAL REVENUE. Total revenue for the three months ended June 24, 1999 was $456.7 million compared to $254.6 million for the three months ended June 25, 1998, an increase of $202.1 million or 79.4%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $181.7 million and same store merchandise sales and gallon growth. In the three months ended June 24, 1999, total revenue increases were partially offset by a lower average retail gasoline gallon price of $0.96 for the three months ended June 24, 1999 compared to $1.10 for the three months ended June 25, 1998.

     MERCHANDISE REVENUE. Merchandise revenue for the three months ended June 24, 1999 was $199.1 million compared to $123.1 million during the three months ended June 25, 1998, an increase of $76.0 million or 61.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $68.3 million and same store merchandise sales growth.

     Same store merchandise revenue for the three months ended June 24, 1999 increased 12.8% over the three months ended June 25, 1998. The increase in same store merchandise revenue is primarily attributable to the November increase in cigarette prices (see "Inflation"), increased customer traffic, higher average transaction size and general economic and market conditions. The increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

     GASOLINE REVENUE AND GALLONS. Gasoline revenue for the three months ended June 24, 1999 was $250.8 million compared to $127.8 million during the three months ended June 25, 1998, an increase of $123.0 million or 96.2%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $111.3 million and same store gallon sales growth. The gasoline revenue increase for the three months ended June 24, 1999 was partially impacted by a $0.02 or 1.8% increase in average gasoline retail prices compared to three months ended June 25, 1998.

     In the three months ended June 24, 1999, gasoline gallons sold were 227.3 million compared to 117.9 million during the three months ended June 25, 1998, an increase of 109.4 million gallons or 92.8%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since June 26, 1998 of 103.2 million and same store gallon growth. Same store gasoline gallon sales for the three months ended June 24, 1999 increased 8.1% over the three months ended June 25, 1998. The same store gallon increase is primarily attributable to increased customer traffic resulting from more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and general economic and market conditions.

     COMMISSION REVENUE. Commission revenue for the three months ended June 24, 1999 was $6.8 million compared to $3.7 million during the three months ended June 25, 1998, an increase of $3.1 million or 83.8%. The increase is primarily attributable to the revenue from stores acquired or opened since June 26, 1998 of $2.1 million and same store commission revenue increases.

     TOTAL GROSS PROFIT. Total gross profit for the three months ended June 24, 1999 was $100.4 million compared to $60.4 million during the three months ended June 25, 1998, an increase of $40.0 million or 66.2%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $36.6 million and same store gross profit increases.

     MERCHANDISE GROSS PROFIT AND MARGIN. Merchandise gross profit was $65.5 million for the three months ended June 24, 1999 compared to $42.7 million for the three months ended June 25, 1998, an increase of $22.8 million or 53.4%. This increase is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $22.9 million and same store profit increases. The decline in merchandise gross margin to 32.9% for the three months ended June 24, 1999 from 34.7% for the three months ended June 25, 1998 is attributable to the addition of several lower margin stores acquired or opened since June 26, 1998 and lower gross margin on cigarettes. See " -- Inflation."

     GASOLINE GROSS PROFIT AND PER GALLON MARGIN. Gasoline gross profit was $28.2 million for the three months ended June 24, 1999 compared to $14.0 million for the three months ended June 25, 1998, an increase of $14.2 million or 101.4%. This increase is primarily attributable to the profits from stores acquired or opened since June 26, 1998 of $11.7 million and same store profit increases. The gasoline gross profit per gallon was $0.124 in the three months ended June 24, 1999 compared to $0.119 for the three months ended June 25, 1998.

     STORE OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSES. Store operating expenses for the three months ended June 24, 1999 totaled $56.9 million compared to store operating expenses of $35.6 million for the three months ended

June 25, 1998, an increase of $21.3 million or 59.8%. The increase in store expenses is primarily attributable to the operating and lease expenses associated with the stores acquired or opened since June 26, 1998 of $20.0 million. As a percentage of total revenue, store operating expenses decreased to 12.5% in the three months ended June 24, 1999 from 14.0% in the three months ended June 25, 1998.

     General and administrative expenses for the three months ended June 24, 1999 was $13.1 million compared to $7.9 million during the three months ended June 25, 1998, an increase of $5.2 million or 65.8%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since June 26, 1998 of $4.0 million. As a percentage of total revenue, general and administrative expenses decreased 1998 to 2.9% in the three months ended June 24, 1999 from 3.1% in the three months ended June 26, 1998.

     INCOME FROM OPERATIONS. Income from operations totaled $19.5 million for the three months ended June 24, 1999 compared to $10.2 million during the three months ended June 25, 1998, an increase of $9.3 million or 91.2%. The increase is attributable to the factors discussed above and is partially reduced by the $4.1 million increase in depreciation and amortization.

     EBITDA. EBITDA for the three months ended June 24, 1999 totaled $30.5 million compared to EBITDA of $16.9 million during the three months ended June 25, 1998, an increase of $13.6 million or 80.5%. The increase is attributable to the items discussed above.

     INTEREST EXPENSE. Interest expense is primarily interest on our senior subordinated notes, borrowing under our 1999 and 1998 bank credit facilities and our senior notes. Interest expense for the three months ended June 24, 1999 totaled $10.7 million compared to $7.5 million for the three months ended June 25, 1998, an increase of $3.2 million or 42.7%. The increase in interest expense is attributable to increased borrowings under our 1999 bank credit facility, which is partially offset by the interest savings related to the repurchase of $49.0 million in principal amount of senior notes at the lower interest rates associated with our 1999 bank credit facility. See "PART I. -- Financial Information -- Item 1. Financial Statements -- Notes to Consolidated Financial Statements -- Note 1 -- Recent Developments" and "Note 5 -- Long-Term Debt."

     INCOME TAX EXPENSE. Income tax expense totaled $3.9 million for the three months ended June 24, 1999 compared to $0.9 million for the three months ended June 25, 1998. The increase in income tax expense was primarily attributable to the increase in income before income taxes, and is offset by the income tax benefit associated with the extraordinary loss discussed above. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

     NET INCOME. The net income for three months ended June 24, 1999 was $5.2 million compared to a net income of $2.5 million for the three months ended June 25, 1998, an increase of $2.7 million or 108.0%. In the three months ended June 25, 1998, the Company recognized extraordinary gain as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATIONS. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our bank facilities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities decreased to $24.7 million for the nine months ended June 24, 1999 from $27.1 million for the nine months ended June 25, 1998, due to increases in inventory and receivables and a decrease in accrued interest. We had $61.2 million of cash and cash equivalents on hand at June 24, 1999.

     FISCAL 1999 ACQUISITIONS. For the nine months ended June 24, 1999, we have acquired a total of 214 convenience stores in five transactions for approximately $131.2 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand. Subsequent to June 24, 1999, the Company acquired 81 additional convenience stores in two transactions for approximately $57.0 million, which were funded with proceeds from our IPO, borrowings under our 1999 bank credit facility and cash on hand.

     CAPITAL EXPENDITURES. Capital expenditures (excluding all acquisitions) were approximately $33.6 million in the nine months ended June 24, 1999 and approximately $37.1 million in the nine months ended June 25, 1998. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

     We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to The Pantry under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates ranging from 10.5% to 11.5% applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. The 1999 bank credit facility limits or caps the proceeds of sale-leasebacks that The Pantry can use to fund its operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs. Under our sale-leaseback program The Pantry received $10.5 million during the nine months ended June 24, 1999.

     In the nine months ended June 24, 1999, we received approximately $16.1 million from sale-leaseback proceeds, asset dispositions, and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the nine months ended June 24, 1999 were $17.5 million. We anticipate capital expenditures for fiscal 1999 will be approximately $46.0 million, of which $33.6 million has been expended to date.

     LONG-TERM DEBT. As of August 2, 1999, our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $240.7 million outstanding under the 1999 bank credit facility (as of June 24, 1999, we had $228.7 outstanding under our 1999 bank credit facility). We are currently in compliance with our debt covenants.

     In January 1999, we restructured and expanded our 1998 bank credit facility in connection with the Miller acquisition and the redemption of our senior notes. Our 1999 bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $79.1 million Tranche A term loan facility and a $159.9 million Tranche B term loan facility, both of which are borrowed; and (iii) a $50.0 million acquisition term facility which is available through January 31, 2001 to finance acquisitions of related businesses. As of August 2, 1999, we had $13.9 million in letters of credit outstanding and $31.1 million available for borrowing or additional letters of credit under the revolving credit facility and $38.0 million available for borrowing under the acquisition term facility.

     The interest rates we pay on borrowings under the 1999 bank credit facility are variable and are based, at our option, on either a Eurodollar rate plus a percentage or a base rate plus a percentage. If we choose the Eurodollar base rate, we pay 3.0% per year in addition to the Eurodollar base rate for our revolving credit facility, our acquisition term facility, and our Tranche A term loan facility. For the Tranche B term loan facility, the Company pays 3.5% per year in addition to the Eurodollar base rate. If we opt for the base rate, we pay 1.5% per year in addition to the base rate for our revolving credit facility, the acquisition term facility, and the Tranche A term loan facility. For our Tranche B term loan facility, we pay 2.0% per year in addition to the base rate. On March 2, 1999, we entered into an interest rate swap arrangement to reduce our exposure to interest rate fluctuations with respect to $45.0 million of borrowings under our Tranche A and Tranche B term loan facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 8.62% for the Tranche A facility and 9.12% for the Tranche B facility for approximately two years.

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

     We are also required to pay down our 1999 bank credit facility as follows
(i) with net proceeds from asset sales, subject to exceptions for sale-leaseback transactions, (ii) with 50% of the proceeds from the issuance of any of our equity securities other than sales of our equity securities to our management employees, (iii) with all of the proceeds from the issuance of new debt other than debt of the types permitted under our 1999 bank credit facility and (iv) with 50% of our excess cash flow.

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

     With the successful completion of our IPO, the 1999 bank credit facility lenders agreed to amend the facility to (i) permit the use of offering proceeds to redeem our outstanding preferred stock (and pay related accrued dividends),
(ii) permit us to use up to $50.5 of offering proceeds for acquisitions during the nine month period after the offering, (iii) permit the repayment of $19.0 million outstanding under the acquisition term facility and maintain the acquisition term facility at $50.0 million in available borrowings, (iii) permit the authorization of preferred stock, (iv) amend the debt to pro forma EBITDA ratio from 4.75 to 1.00 in fiscal 1999 and 2000, 4:25 to 1:00 in fiscal 2001, 4:00 to 1:00 in fiscal 2002, 3:50 to 1:00 in fiscal 2003 and 3:25 to 1:00 in fiscal 2004 and thereafter and (iii) increase our maximum permitted capital expenditures to $46.0 million for fiscal 1999 and $40.0 million in fiscal 2000 and thereafter.

     The 1999 bank credit facility contains covenants restricting or limiting our ability to, among other things, (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or purchase debt, (iii) incur liens, (iv) make loans and investments, (v) engage in transactions with affiliates and (vi) engage in mergers, acquisitions or asset sales, except that
(a) we may sell assets with a fair market value that do not exceed $10.0 million, (b) we may engage in sale/leaseback transactions, (c) we may make acquisitions so long as the consideration we pay does not exceed $50.0 million, including any assumption of debt, (d) we may transfer properties or assets in transactions where 80% of the consideration we receive consists of assets we will use in our business, so long as the fair market value of the assets we transfer does not exceed $20.0 million in any one year.

     Our 1999 bank credit facility also provides that our revenues and assets related to gaming may not exceed 4% of our total revenues. Also, our 1999 bank credit facility limits our capital expenditures to $46.0 million in fiscal 1999 and $40.0 million each year thereafter. It also prohibits us from incurring debt other than under the bank credit facility itself except for (i) up to $3.0 million for contingent obligations, (ii) up to $30.0 million for capital leases used or debt incurred to acquire, construct or improve our business assets,
(iii) intercompany debt, (iv) $0.7 million of pre-existing debt, (v) up to $200.0 million of debt under our senior subordinated notes, (vi) up to $50.0 million for other similar subordinated debt we may wish to incur in the future and (vii) up to $5.0 million in any type of debt.

     We also have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by our subsidiaries, except for PH Holding and its subsidiaries. The senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary's ability to (i) pay dividends or make distributions, (ii) issue stock of subsidiaries, (iii) make investments in non-affiliated entities, (iv) repurchase stock, (v) incur liens not securing debt permitted under the senior subordinated notes, (vi) enter into transactions with affiliates, (vii) enter into sale-leaseback transactions or (viii) engage in mergers or consolidations.

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

     CASH FLOWS FROM FINANCING ACTIVITIES. During the nine months ended June 24, 1999, we financed (i) our fiscal 1999 acquisitions, (iii) the redemption of $49.0 million of senior notes, (iii) the redemption of $17.5 million of preferred stock, (iv) the payment of $6.5 million in preferred dividends and
(v) the related fees and expenses with (a) proceeds from our 1999 bank credit facility, (b) proceeds from our IPO, (c) cash on hand and (d) the net proceeds of approximately $1.2 million from the sale of common stock to employees under our stock subscription plan.

     CASH REQUIREMENTS. We believe that cash on hand, cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve to sixteen months. To continue our acquisition strategy after that time, we will have to obtain additional debt or equity financing. There can be no assurance that such financing will be available on favorable terms, or at all.

     SHAREHOLDERS' EQUITY. As of June 24, 1999, our shareholders' equity totaled $96.7 million. The $57.4 million increase in shareholders' equity is attributed to $73.0 million in net proceeds from our IPO and our net income of $2.7 and is partially offset by the redemption of $17.5 million in preferred stock.

     Additional paid-in-capital is impacted by the accounting treatment applied to the 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested by our former shareholders.

     The accumulated deficit as of June 24, 1999 includes the cumulative effect of the accrued dividends on previously outstanding preferred stock of $5.0 million, the accrued dividends on the series B preferred stock of $5.8 million, the net cost of equity transactions and the cumulative results of operations, which include extraordinary losses and cumulative effect of accounting changes, interest expense of $17.2 million on previously outstanding subordinated debentures and preferred stock obligations. This interest and the related subordinated debt and these dividends and the related preferred stock were paid or redeemed in full with a portion of the proceeds from the fiscal 1994 sale of the senior notes.

ENVIRONMENTAL CONSIDERATIONS

     We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of August 2, 1999, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina and Virginia and a letter of credit in the amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky and rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through private commercial liability insurance.

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

     Costs for which we do not receive reimbursement include but are not limited to the per-site deductible; costs incurred in connection with releases occurring or reported to trust funds prior to their inception; removal and disposal of underground storage tank systems; and costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require us to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter credit (described above). In addition to up to $4.3 million that we may expend for remediation, we estimate that up to $12.7 million may be expended for remediation on our behalf by state trust funds established in our operating areas and other responsible third parties including insurers. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

     Environmental reserves of $18.0 million as of June 24, 1999 represent estimates for future expenditures for remediation, tank removal and litigation associated with 207 known contaminated sites as a result of releases, e.g., overfills, spills and underground storage tank releases, and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of June 24, 1999, amounts which are probable of reimbursement (based on our experience) from those sources total $13.8 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms that we have engaged. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

     We completed 90% of our assessment phase of Year 2000 vulnerability early in fiscal 1998, after a formal third-party assessment was completed in November 1997. Assessment activities found that 30% of our systems would require remediation and 20% of our systems were planned for replacement or would be best served if replaced. Based on this third-party assessment, internal assessment and project results as of August 2, 1999, we believe all system modifications, hardware and software replacements or upgrades and related testing will be completed by September 1999. In order to meet this date, we have engaged outside consultants and contractors to assist in the overall project and remediation effort.

     We have tested, modified or replaced, or plan to modify or replace our existing systems and related hardware which did not properly interpret dates beyond December 31, 1999 to ensure Year 2000 compliance. We have assessed software and technology infrastructures, embedded systems such as point-of-sale systems, fuel consoles and office equipment, and building facilities such as telephone-related systems, HVAC and security. Our testing methodology includes, but is not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios and utilizing software programs which test for compliance on equipment. To date 85% of our applications requiring remediation have been tested and implemented and 80% of the systems being replaced have been implemented and are in use.

     We have initiated communications with our significant vendors, suppliers and financial institutions to determine the extent to which we are vulnerable to those third parties' failure to be Year 2000 compliant. To date, 85% of those surveyed have responded. The replies indicate that they will be Year 2000 compliant before the end of the calendar year. Specifically, our grocery wholesaler, McLane, has stated in their "Year 2000 Readiness Disclosure" that they are "committed to identifying and correcting all business critical Year 2000 problems by June 1, 1999." Based on these communications and presently available information, we do not anticipate any material effects related to vendor, supplier, third-party credit card processing company or financial institution compliance. Additionally, due to the nature of our business, Year 2000 compliance with respect to our customers is not relevant. Noncompliance by vendors, suppliers, credit card processing companies and financial institutions utilized by us could result in a material adverse effect on our financial condition and results of operations. The Pantry will continue to update its assessment of the readiness of key vendors, suppliers and financial institutions until they are compliant. If during this ongoing assessment, we determine a third party's level of compliance will have an adverse effect on The Pantry, we will seek an alternate third party to provide similar products or services. We believe that the worst case scenario in the event of a Year 2000 related failure would be delays in the receipt of payment from credit card processing companies and a return to manual accounting processing at our individual stores.

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

                    STATE OF READINESS AS OF AUGUST 2, 1999

                                      ESTIMATED        ESTIMATED
                                       PERCENT        COMPLETION
PHASE                                  COMPLETE         DATE(A)
----------------------------------   -----------   ----------------
Awareness ....................        95%      December, 1999
Assessment ...................        99%      August, 1999
Remediation ..................        85%      September, 1999
Replacement ..................        80%      September, 1999
Testing ......................        75%      October, 1999
Contingency Planning .........         5%       November, 1999

---------
(a) Indicates month when work should be substantially completed. We will continue to reevaluate awareness, assess acquired assets and update contingency plans as needed.

     We do not believe either the direct or indirect costs of Year 2000 compliance will be material to our operations or operating results. Our expenditures, which will be funded through operating cash flow, consist primarily of internal costs and expenses associated with third-party contractors. To date, our spending with contractors and consultants has been approximately $200,000. We anticipate spending for the remainder of the fiscal year to be approximately $200,000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Statement of Financial Accounting Standards No. 133 was amended to defer the effective date to the first fiscal quarter of fiscal 2001. As of June 24, 1999, we have not determined the effect of Statement of Financial Accounting Standards No. 133 on our consolidated financial statements, however, we do not believe adoption of this accounting standard will have a material impact on our financial condition.

INFLATION

     General inflation has not had a significant impact on The Pantry over the past three years. As reported by the Bureau of Labor Statistics for the nine months ended June 24, 1999, the consumer price index increased approximately 1.6%. For the same period, the producer price index, a measure of wholesale cost inflation, decreased approximately one percent. We do not expect general inflation to have a significant impact on our results of operations or financial condition in the foreseeable future.

     As reported by the Bureau of Labor Statistics for the nine months ended June 24, 1999, the consumer price index for the category labeled "cigarettes" increased approximately 21.9%. For the same period, the producer price index for the category labeled "cigarettes" increased approximately 30.9%. On November 23, 1998, major cigarette manufacturers that supply The Pantry increased prices by $0.45 per pack. During the first fiscal quarter 1999, the cigarette cost increase was directly offset by cigarette manufacturer support, including cigarette rebates and other incentives. Since December 24, 1998, these increases have been passed on in higher retail prices throughout the chain. Because we expect to pass cigarette cost increases on to our customers through higher retail prices, these cost increases are expected to reduce our gross margin percentage for the cigarette category, but are not expected to have a material impact on the cigarette category gross profit dollars. Although it is too early to determine the potential impact on cigarette unit volume, management believes it can pass along these and other cost increases to our customers over the long term and, therefore, does not expect cigarette inflation to have a significant impact on our results of operations or financial condition in the foreseeable future.

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

     The following tables presents the future principal cash flows and weighted- average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of August 2, 1999.

                            EXPECTED MATURITY DATE
                             (AS OF JUNE 24, 1999)

                            FISCAL      FISCAL       FISCAL       FISCAL       FISCAL                                   FAIR
                             1999        2000         2001         2002         2003      THEREAFTER      TOTAL        VALUE
                         ----------- ------------ ------------ ------------ ------------ ------------ ------------- -----------
Long-term debt .........   $ 2,896     $ 10,686     $ 17,939     $ 20,943     $ 37,931    $ 340,306     $ 430,701    $428,701
Weighted average
 Interest rate .........      9.18%        9.20%        9.25%        9.31%        9.38%        9.46%         9.17%

     QUALITATIVE DISCLOSURES. Our primary exposure relates to: (i) interest rate risk on long-term and short-term borrowings; (ii) our ability to pay or refinance long-term borrowings at maturity at market rates; (iii) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and (iv) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

     We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. The interest rate swap mentioned above will reduce our exposure to short-term interest rate fluctuations. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

                         PART II -- OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 8, 1999, pursuant to an effective Registration Statement on Form S-1 (File No. 333-74221, declared effective on June 8, 1999), the Company offered and sold 6,250,000 shares of its common stock, $0.01 par value per share, in an initial public offering. The aggregate offering price was $81,250,000 ($13.00 per share) and the Company received $75.6 million in net proceeds (net of $5.7 million in underwriting discounts), before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million used to pay fees and expenses associated with the IPO. The lead underwriters of the IPO were Merrill Lynch & Co., Banc of America Securities LLC and Goldman, Sachs & Co.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 1, 1999, stockholders holding a majority of the outstanding common stock of the Company (11,711,049 shares, as adjusted for the Company's June 4, 1999 stock split) and stockholders holding all of the outstanding preferred stock of the Company (17,500 shares), executed a written consent authorizing
(i) the amendment of the Company's certificate of incorporation, (ii) the amendment of the Company's bylaws, and (iii) the adoption of the Company's 1999 Stock Option Plan. A form of the Company's Amended and Restated Certificate of Incorporation, the Company's Amended and Restated Bylaws and the Company's 1999 Stock Option Plan were each filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)      Exhibits
            10.33  First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Company, the Lenders listed therein, First Union National Bank, Canadian Imperial Bank of Commerce and NationsBank, N.A.
            10.34  Amendment No. 1 to Employment Agreement between the Company and
                   Peter J. Sodini.
            10.35  Amendment No. 1 to the Amended and Restated Stockholders' Agreement dated as of June 1, 1999 among the Company, FS Equity Partners III, L.P., FS Equity Partners IV,
                   L.P., FS Equity Partners International, L.P., Chase Manhattan Capital, L.P., CB Capital
                   Investors, L.P., Baseball Partners and Peter J. Sodini.
            10.36  Amendment No. 1 to the Amended and Restated Registration Rights Agreement
                   dated as of June 1, 1999 among the Company, FS Equity Partners III, L.P., FS Equity
                   Partners IV, L.P., FS Equity Partners International, L.P., Chase Manhattan Capital, L.P., CB
                   Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
            27.1   Financial Data Schedule.
   (b)      Reports on Form 8-K.
            (1) On August 6, 1999, The Pantry filed a Current Report on Form 8-K announcing its acquisition of 100% of the outstanding stock of R&H Maxxon, Inc.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE PANTRY, INC.

Date: August 9, 1999
                      By: /s/  WILLIAM T. FLYG
                      -------------------------------------
                                         WILLIAM T. FLYG
                           SENIOR VICE PRESIDENT FINANCE AND SECRETARY
                      (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

      EXHIBIT NO.  DESCRIPTION OF DOCUMENT
     ------------- -------------------------
     10.33         First Amendment to Amended Credit Agreement.
     10.34         Amendment No. 1 to Employment Agreement between the Company and
                   Peter J. Sodini.
     10.35         Amendment No. 1. to the Amended and Restated Stockholders' Agreement.
     10.36         Amendment No. 1. to the Amended and Restated Registration Rights Agreement.
     27.1          Financial Data Schedule.

                                       41