Form 10-Q/A
period 1999-06-24
PANTRY INC
filed 1999-12-29
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549




                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                               THE PANTRY, INC.

                                   FORM 10-Q/A

                                 JUNE 24, 1999

     The Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999, filed with the Securities and Exchange Commission on August 9, 1999, to add Note 9 (Restatement) to the Notes to Consolidated Financial Statements (former Note 9 (Subsequent Events) has been renumbered Note 10) which discloses an accounting adjustment to third quarter financial results. In connection with the accounting adjustment, corresponding revisions have been made to the Consolidated Financial Statements (Balance Sheets and Statements of Operations only), Notes to the Consolidated Financial Statements (Note 2 (Business Acquisitions) and Note 7 (Earnings Per Share) only), the Supplemental Combining Financial Statements (Balance Sheets as of June 24, 1999, Statement of Operations for the three months ended June 24, 1999, and Statement of Operations for the nine months ended June 24, 1999 only) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                       PART I -- FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.
                               THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 24,    JUNE 24,
                                                                                                 1998          1999
                                                                                           --------------- ------------
ASSETS
Current assets:
 Cash and cash equivalents ...............................................................     $ 34,404      $ 61,211
 Receivables (net of allowances for doubtful accounts of $280 at September 24, 1998 and
   $380 at June 24, 1999).................................................................        9,907        18,682
 Inventories (Note 3) ....................................................................       47,809        65,822
 Income taxes receivable .................................................................          488            --
 Prepaid expenses ........................................................................        2,216         3,086
 Property held for sale ..................................................................        3,761           114
 Deferred income taxes, net ..............................................................        3,988         5,776
                                                                                               --------      --------
   Total current assets ..................................................................      102,573       154,691
                                                                                               --------      --------
Property and equipment, net ..............................................................      300,978       396,404
                                                                                               --------      --------
Other assets:
 Goodwill (net of accumulated amortization of $11,940 at September 24, 1998 and $15,574
   at June 24, 1999) .....................................................................      120,025       169,033
 Deferred lease costs (net of accumulated amortization of $9,001 at September 24, 1998 and
   $9,035 at June 24, 1999)...............................................................          269           235
 Deferred financing cost (net of accumulated amortization of $4,871 at September 24, 1998
   and $6,294 at June 24, 1999)...........................................................       14,545        13,122
 Environmental receivables (Note 4) ......................................................       13,187        13,750
 Other noncurrent assets .................................................................        3,243         8,565
                                                                                               --------      --------
   Total other assets ....................................................................      151,269       204,705
                                                                                               --------      --------
Total assets .............................................................................     $554,820      $755,800
                                                                                               ========      ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

                                                                                            SEPTEMBER 24,    JUNE 24,
                                                                                                 1998          1999
                                                                                           --------------- ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5) ...........................................    $      45     $   5,431
 Current maturities of capital lease obligations .........................................        1,240         1,240
 Accounts payable:
   Trade .................................................................................       49,559        75,890
   Money orders ..........................................................................        5,181         4,823
 Accrued interest ........................................................................       11,712         4,027
 Accrued compensation and related taxes. .................................................        6,719         7,904
 Income tax payable ......................................................................           --           924
 Other accrued taxes .....................................................................        7,007        11,951
 Accrued insurance .......................................................................        5,745         9,534
 Other accrued liabilities ...............................................................       24,348        31,288
                                                                                              ---------     ---------
   Total current liabilities .............................................................      111,556       153,012
                                                                                              ---------     ---------
Long-term debt (Note 5) ..................................................................      327,269       425,270
                                                                                              ---------     ---------
Other noncurrent liabilities:
 Environmental reserves (Note 4) .........................................................       17,137        18,024
 Deferred income taxes ...................................................................       20,366        23,419
 Capital lease obligations ...............................................................       12,129        11,190
 Employment obligations ..................................................................          934           657
 Accrued dividends on preferred stock ....................................................        4,391            --
 Other noncurrent liabilities ............................................................       21,734        27,533
                                                                                              ---------     ---------
   Total other noncurrent liabilities ....................................................       76,691        80,823
                                                                                              ---------     ---------
Commitments and contingencies (Notes 4 and 5) ............................................           --            --
Shareholders' equity (Note 6 and 7):
 Preferred stock, $.01 par value, 150,000 shares authorized; 17,500 issued and outstanding at
   September 24, 1998 and no shares issued and outstanding as of June 24, 1999 ...........           --            --
 Common stock, $.01 par value, 50,000,000 shares authorized; 11,704,857 issued and outstanding at September 24, 1998 and 18,111,478 issued and outstanding at June 24,
   1999 ..................................................................................          117           181
 Additional paid in capital (As Restated - see Note 9 - Restatement)......................       68,939       128,441
 Shareholder loans .......................................................................         (215)         (937)
 Accumulated deficit (As Restated - see Note 9 - Restatement)..............................      (29,537)      (30,990)
                                                                                              ---------     ---------
   Total shareholders' equity ............................................................       39,304        96,695
                                                                                              ---------     ---------
Total liabilities and shareholders' equity ...............................................    $ 554,820     $ 755,800
                                                                                              =========     =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                ------------------------- --------------------------
                                                                  JUNE 25,     JUNE 24,     JUNE 25,      JUNE 24,
                                                                    1998         1999(1)      1998          1999(1)
                                                                ------------ ------------ ------------ -------------
                                                                 (13 WEEKS)   (13 WEEKS)   (39 WEEKS)    (39 WEEKS)
Revenues:
 Merchandise sales ...........................................    $123,108    $ 199,085    $ 316,873    $  503,047
 Gasoline sales ..............................................     127,780      250,816      343,498       611,733
 Commissions .................................................       3,689        6,803       10,047        17,323
                                                                  --------    ---------    ---------    ----------
   Total revenues ............................................     254,577      456,704      670,418     1,132,103
                                                                  --------    ---------    ---------    ----------
Cost of sales:
 Merchandise .................................................      80,400      133,633      207,265       338,458
 Gasoline ....................................................     113,812      222,640      304,136       537,273
                                                                  --------    ---------    ---------    ----------
   Total cost of sales .......................................     194,212      356,273      511,401       875,731
                                                                  --------    ---------    ---------    ----------
Gross profit .................................................      60,365      100,431      159,017       256,372
                                                                  --------    ---------    ---------    ----------
Operating expenses:
 Store expenses ..............................................      35,582       56,851       97,435       152,066
 General and administrative expenses .........................       7,874       13,094       23,406        35,450
 Depreciation and amortization ...............................       6,750       10,946       18,525        28,776
                                                                  --------    ---------    ---------    ----------
   Total operating expenses ..................................      50,206       80,891      139,366       216,292
                                                                  --------    ---------    ---------    ----------
Income from operations .......................................      10,159       19,540       19,651        40,080
                                                                  --------    ---------    ---------    ----------
Other income (expense):
 Interest ....................................................      (7,502)     (10,707)     (20,353)      (29,580)
 Miscellaneous ...............................................         479          286        1,253           414
                                                                  --------    ---------    ---------    ----------
   Total other expense .......................................      (7,023)     (10,421)     (19,100)      (29,166)
                                                                  --------    ---------    ---------    ----------
Income before income taxes and extraordinary item ............       3,136        9,119          551        10,914
Income tax expense ...........................................        (916)      (3,882)          --        (4,600)
                                                                  --------    ---------    ---------    ----------
Income before extraordinary item .............................       2,220        5,237          551         6,314
Extraordinary item, net of taxes .............................         289          (27)      (6,511)       (3,584)
                                                                  --------    ---------    ---------    ----------
Net income (loss) ............................................       2,509        5,210       (5,960)        2,730
Preferred dividends ..........................................        (667)        (624)      (2,253)       (2,070)
Redemption of preferred stock in excess of carrying amount....          --       (2,113)          --        (2,113)
                                                                  --------    ---------    ---------    ----------
Net income (loss) applicable to common shareholders ..........    $  1,842    $   2,473    $  (8,213)   $   (1,453)
                                                                  ========    =========    =========    ==========
Earnings per share (Note 7):
 Basic:
   Income (loss) before extraordinary item ...................    $   0.16    $    0.19    $   (0.19)   $     0.17
   Extraordinary item ........................................        0.03           --        (0.71)        (0.29)
                                                                  --------    ---------    ---------    ----------
   Net income (loss) .........................................    $   0.19    $    0.19    $   (0.90)   $    (0.12)
                                                                  ========    =========    =========    ==========
 Diluted:
   Income (loss) before extraordinary item ...................    $   0.15    $    0.18    $   (0.19)   $     0.16
   Extraordinary item ........................................        0.03           --        (0.71)        (0.27)
                                                                  --------    ---------    ---------    ----------
   Net income (loss) .........................................    $   0.18    $    0.18    $   (0.90)   $    (0.11)
                                                                  ========    =========    =========    ==========

(1) As Restated.  See Note 9 - Restatement

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

     On June 8, 1999, the Company redeemed all of its preferred stock outstanding for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of June 24, 1999, the Company has no preferred stock issued or outstanding. In connection with this redemption, the Company recognized a redemption of preferred stock in excess of carrying amount of $2.1 million.

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

     RECENT DEVELOPMENTS

     On June 8, 1999, we offered and sold 6,250,000 shares of common stock in the Company's initial public offering (the "IPO"). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility (as defined); (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO (see "Note 6 -- Shareholders' Equity," "Note 10 -- Subsequent Events," and "Part II -- Item 2. Changes in Securities and Use of Proceeds").

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

a) Net of the disposition of 48 convenience stores located throughout eastern
   Georgia.

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
                                                             ========

     The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):



                                                        NINE MONTHS ENDED
                                                   ---------------------------
                                                      JUNE 25,      JUNE 24,
                                                        1998          1999
                                                   ------------- -------------
         Total revenues ........................... $1,250,150    $1,262,627
         Income before extraordinary loss ......... $      924    $    4,274
         Net income (loss) ........................ $   (5,588)   $      690
         Net loss applicable to common shareholders $   (7,841)   $   (3,493)
         Earnings per share applicable
          to common shareholders:
         Basic:
          Income (loss) before extraordinary item . $    (0.15)   $     0.01
          Extraordinary item ......................      (0.71)        (0.29)
                                                    ----------    ----------
          Net loss ................................ $    (0.86)   $    (0.29)
                                                    ==========    ==========
         Diluted:
          Income (loss) before extraordinary item   $    (0.15)   $     0.12
          Extraordinary item ......................      (0.71)        (0.27)
                                                    ----------    ----------
          Net loss ................................ $    (0.86)   $    (0.15)
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


NOTE 6 -- SHAREHOLDERS' EQUITY

     On June 8, 1999, the Company offered and sold 6,250,000 shares of common stock, $0.01 par value per share, in the Company's IPO. The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO. See "Note 10 -- Subsequent Events" and "Part II -- Item 2. Changes in Securities and Use of Proceeds."

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

                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       --------------------- ------------------------
                                                                        JUNE 25,   JUNE 24,    JUNE 25,     JUNE 24,
                                                                          1998       1999        1998         1999
                                                                       ---------- ---------- ------------ -----------
     Net income (loss) applicable to common shareholders:
      Income before extraordinary item ...............................  $ 2,220    $ 5,237     $    551    $  6,314
      Dividends on preferred stock ...................................     (667)      (624)      (2,253)     (2,070)
      Redemption of preferred stock in excess of carrying amount......       --     (2,113)          --      (2,113)
                                                                        -------    -------     --------    --------
      Income (loss) applicable to common shareholders before
       extraordinary item ............................................    1,553      2,500       (1,702)      2,131
      Extraordinary item .............................................      289        (27)      (6,511)     (3,584)
                                                                        -------    -------     --------    --------
      Net income (loss) applicable to common shareholders ............  $ 1,842    $ 2,473     $ (8,213)   $ (1,453)
                                                                        =======    =======     ========    ========
     Earnings per share -- basic:
      Weighted-average shares outstanding ............................    9,487     12,960        9,111      12,225
                                                                        =======    =======     ========    ========
      Income (loss) before extraordinary item per share -- basic .....  $  0.16    $  0.19     $  (0.19)   $   0.17
      Extraordinary item per share -- basic ..........................     0.03         --        (0.71)      (0.29)
                                                                        -------    -------     --------    --------
      Net Income (loss) per share -- basic ............................ $  0.19    $  0.19     $  (0.90)   $  (0.12)
                                                                        =======    =======     ========    ========
     Earnings per share -- diluted:
      Weighted-average shares outstanding ............................    9,487     12,960        9,111      12,225
      Dilutive impact of options and warrants outstanding ............    1,145      1,166           --       1,163
                                                                        -------    -------     --------    --------
      Weighted-average shares and potential dilutive shares
       outstanding ...................................................   10,632     14,126        9,111      13,388
                                                                        =======    =======     ========    ========
      Income (loss) before extraordinary item per
       share -- diluted ..............................................  $  0.15    $  0.18     $  (0.19)   $   0.16
      Extraordinary item per share -- diluted ........................     0.03         --        (0.71)      (0.27)
                                                                        -------    -------     --------    --------
      Net income (loss) per share -- diluted .........................  $  0.18    $  0.18     $  (0.90)   $  (0.11)
                                                                        =======    =======     ========    ========

     For the nine months ended June 1998, 1,144,000 of potential common dilutive shares have been excluded from the denominator because such earnings per share amounts for income from continuing operations available to common shareholders would be antidilutive.


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
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT):
Current liabilities:
 Current maturities of long-term debt ...................  $   5,117      $   (296)       $   18       $       --    $   5,431
 Current maturities of capital lease obligations ........        213         1,027            --               --        1,240
 Accounts payable:
   Trade ................................................     45,345        30,571            --              (26)      75,890
   Money orders .........................................        490         4,333            --               --        4,823
 Accrued interest .......................................      8,814            --             1           (4,788)       4,027
 Accrued compensation and related taxes .................      4,160         3,743             1               --        7,904
 Income taxes payable ...................................      3,621         6,239           596            9,532          924
 Other accrued taxes ....................................      3,384         8,567            --               --       11,951
 Accrued insurance ......................................      3,439         6,095            --               --        9,534
 Other accrued liabilities ..............................     31,590        23,394           121          (23,817)      31,288
                                                           ---------      --------        ------       ----------    ---------
   Total current liabilities ............................    106,173        84,265           737          (38,163)     153,012
                                                           ---------      --------        ------       ----------    ---------
Long-term debt ..........................................    423,768         1,398           104               --      425,270
                                                           ---------      --------        ------       ----------    ---------
Other noncurrent liabilities:
 Environmental expenses .................................     14,428         3,596            --               --       18,024
 Deferred income taxes ..................................       (457)       23,876            --               --       23,419
 Capital lease obligations ..............................      1,360         9,830            --               --       11,190
 Employment obligations .................................        657            --            --               --          657
 Intercompany notes payable .............................     51,705       252,656            --         (304,361)          --
 Other noncurrent liabilities ...........................     19,690         7,807            36               --       27,533
                                                           ---------      --------        ------       ----------    ---------
   Total other noncurrent liabilities ...................     87,383       297,765            36         (304,361)      80,823
                                                           ---------      --------        ------       ----------    ---------
SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock ........................................         --            --            --               --           --
 Common stock ...........................................        181             1         5,001           (5,002)         181
 Additional paid-in capital .............................    128,441         6,882            --           (6,882)     128,441
 Shareholder loans ......................................       (937)           --            --               --         (937)
 Accumulated earnings (deficit) .........................    (30,990)       73,735          (193)         (73,542)     (30,990)
                                                           ---------      --------        ------       ----------    ---------
   Total shareholders' equity (deficit) .................     96,695        80,618         4,808          (85,426)      96,695
                                                           ---------      --------        ------       ----------    ---------
Total liabilities and shareholders equity (deficit) .....  $ 714,019      $464,046        $5,685       $ (427,950)   $ 755,800
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

                               THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED JUNE 24, 1999

                                                          THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                           (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     TOTAL
                                                         ------------ -------------- -------------- -------------- -----------
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales .....................................   $104,222      $94,863         $ --         $      --     $ 199,085
 Gasoline sales ........................................    143,565      107,251           --                --       250,816
 Commissions ...........................................      3,967        2,836           --                --         6,803
                                                           --------      -------         ----         ---------     ---------
   Total revenues ......................................    251,754      204,950           --                --       456,704
                                                           --------      -------         ----         ---------     ---------
Cost of sales:
 Merchandise ...........................................     70,063       63,570           --                --       133,633
 Gasoline ..............................................    128,137       94,503           --                --       222,640
                                                           --------      -------         ----         ---------     ---------
   Total cost of sales .................................    198,200      158,073           --                --       356,273
                                                           --------      -------         ----         ---------     ---------
Gross profit ...........................................     53,554       46,877           --                --       100,431
                                                           --------      -------         ----         ---------     ---------
Operating expenses:
 Store expenses ........................................     38,184       26,173          (61)           (7,445)       56,851
 General and administrative expenses ...................      6,262        6,828            4                --        13,094
 Depreciation and amortization .........................      6,096        4,849            1                --        10,946
                                                           --------      -------         ----         ---------     ---------
   Total operating expenses ............................     50,542       37,850          (56)           (7,445)       80,891
                                                           --------      -------         ----         ---------     ---------
Income from operations .................................      3,012        9,027           56             7,445        19,540
                                                           --------      -------         ----         ---------     ---------
Equity in earnings of subsidiaries .....................     11,871          (9)           --           (11,862)           --
                                                           --------      ----------      ----         ---------     ---------
Other income (expense):
 Interest expense ......................................     (5,803)      (6,038)          (3)            1,137       (10,707)
 Miscellaneous .........................................         39        8,800           38            (8,591)          286
                                                           --------      ---------       ------       ---------     ---------
   Total other income (expense) ........................     (5,764)       2,762           35            (7,454)      (10,421)
                                                           --------      ---------       ------       ---------     ---------
Income (loss) before income taxes and extraordinary
 item ..................................................      9,119       11,780           91           (11,871)        9,119
Income tax benefit (expense) ...........................     (3,882)      (3,605)         (45)            3,650        (3,882)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) before extraordinary item ............      5,237        8,175           46            (8,221)        5,237
Extraordinary item, net of taxes .......................        (27)          --           --                --           (27)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) ......................................      5,210        8,175           46            (8,221)        5,210
Preferred dividends ....................................       (624)          --           --                --          (624)
Redemption of preferred stock in excess of carrying amount   (2,113)          --           --                --        (2,113)
                                                           --------      ---------       ------       ---------     ---------
Net income (loss) applicable to common shareholders.....   $  2,473      $ 8,175         $ 46         $  (8,221)    $   2,473
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

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8 -- SUPPLEMENTAL GUARANTOR INFORMATION -- Continued

                               THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

                        NINE MONTHS ENDED JUNE 24, 1999

                                                              THE PANTRY     GUARANTOR    NON-GUARANTOR
                                                               (ISSUER)    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS      TOTAL
                                                            ------------- -------------- -------------- -------------- ------------
                                                                                     (DOLLARS IN THOUSANDS)
Revenues:
 Merchandise sales .........................................  $ 274,519     $ 228,528        $  --        $      --     $  503,047
 Gasoline sales ............................................    355,751       255,982           --               --        611,733
 Commissions ...............................................     10,261         7,062           --               --         17,323
                                                              ---------     ---------        -----        ---------     ----------
   Total revenues ..........................................    640,531       491,572           --               --      1,132,103
                                                              ---------     ---------        -----        ---------     ----------
Cost of sales:
 Merchandise ...............................................    185,774       152,684           --               --        338,458
 Gasoline ..................................................    314,692       222,581           --               --        537,273
                                                              ---------     ---------        -----        ---------     ----------
   Total cost of sales .....................................    500,466       375,265           --               --        875,731
                                                              ---------     ---------        -----        ---------     ----------
Gross profit ...............................................    140,065       116,307           --               --        256,372
                                                              ---------     ---------        -----        ---------     ----------
Operating expenses:
 Store expenses ............................................    103,819        67,331         (182)         (18,902)       152,066
 General and administrative expenses .......................     18,111        17,324           15               --         35,450
 Depreciation and amortization .............................     15,215        13,557            4               --         28,776
                                                              ---------     ---------        -----        ---------     ----------
   Total operating expenses ................................    137,145        98,212         (163)         (18,902)       216,292
                                                              ---------     ---------        -----        ---------     ----------
Income from operations .....................................      2,920        18,095          163           18,902         40,080
                                                              ---------     ---------        -----        ---------     ----------
Equity in earnings of subsidiaries .........................     25,548             7           --          (25,555)            --
                                                              ---------     ---------        -----        ---------     ----------
Other income (expense):
 Interest expense ..........................................    (17,367)      (15,857)          (8)           3,652        (29,580)
 Miscellaneous .............................................       (187)       23,037          110          (22,546)           414
                                                              ---------     ---------        -------      ---------     ----------
   Total other income (expense) ............................    (17,554)        7,180          102          (18,894)       (29,166)
                                                              ---------     ---------        -------      ---------     ----------
Income (loss) before income taxes and extraordinary
 item ......................................................     10,914        25,282          265          (25,547)        10,914
Income tax benefit (expense) ...............................     (4,600)       (8,322)        (134)           8,456         (4,600)
                                                              ---------     ---------        -------      ---------     ----------
Net income (loss) before extraordinary item ................      6,314        16,960          131          (17,091)         6,314
Extraordinary item, net of taxes ...........................     (3,584)           --           --               --         (3,584)
                                                              ---------     ---------        -------      ---------     ----------
Net income (loss) ..........................................      2,730        16,960          131          (17,091)         2,730
Preferred dividends ........................................     (2,070)           --           --               --         (2,070)
Redemption of preferred stock in excess of carrying amount..     (2,113)           --           --               --         (2,113)
                                                              ---------     ---------        -------      ---------     ----------
Net income (loss) applicable to common
 shareholders ..............................................  $  (1,453)    $  16,960        $ 131        $ (17,091)    $   (1,453)
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
                                                                    =======      =========     ===========

                               THE PANTRY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 9 - RESTATEMENT

Subsequent to the issuance of its June 24, 1999 consolidated financial statements, The Pantry's management determined that its calculation of net income available to common shareholders was not in accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, THE EFFECT ON THE CALCULATION OF EARNINGS PER SHARE FOR THE REDEMPTION OR INDUCED CONVERSION OF PREFERRED STOCK.

In June 1999 and upon the redemption of its Series B preferred stock, The Pantry recorded a one-time dividend of $613,000 for the difference between the original gross proceeds ($16,887,000) and the consideration paid upon redemption ($17,500,000). In accordance with EITF D-42, The Pantry was also required to recognize a one-time deduction to net income applicable to common shareholders (and a related reclassification to accumulated defici*t) in the amount of $1,500,000 associated with original issue costs incurred in connection with the issuance of the securities in December 1996. At that time, the original issue costs were netted against the gross proceeds and, thus, charged to additional paid in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred shareholders over the carrying amount of the preferred stock be subtracted from net income applicable to common shareholders to in the calculation of earnings per share. As a result, accompanying consolidated financial statements for the three and nine months ended June 24, 1999 have been restated as follows (dollars in thousands except per share data):

                                                                        Three Months Ended
                                                                           June 24, 1999
                                                                     As
                                                                 Previously
                                                                  Reported        As Restated
Net income available to common shareholders                        $3,973           $2,473
Historical Earnings Per Share Applicable to Common Shareholders:
  Basic:
    Income before extraordinary item                                $0.31            $0.19
    Net income                                                      $0.31            $0.19
  Diluted:
    Income before extraordinary item                                $0.28            $0.18
     Net income                                                     $0.28            $0.18


                                                                        As Of June 24, 1999
                                                                     As
                                                                 Previously
                                                                  Reported        As Restated
Additional paid-in capital                                       $126,328         $128,441
Accumulated deficit                                              $(28,877)        $(30,990)

                                                                        Nine Months Ended
                                                                          June 24, 1999
                                                    *                 As
                                                                 Previously
                                                                  Reported        As Restated
Net income(loss) available to common shareholders                     $47          $(1,453)
Historical Earnings Per Share Applicable to Common Shareholders:
  Basic:
    Income before extraordinary item                                $0.30            $0.17
    Net income (loss)                                               $0.01           $(0.12)
  Diluted:
    Income before extraordinary item                                $0.27            $0.16
     Net income (loss)                                              $0.00           $(0.11)

The restatement did not affect previously reported net income for the three and nine periods ended June 24, 1999 ($5,210,000 and $2,730,000, respectively).

NOTE 10 -- SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K/A for the year ended September 24, 1998, our Registration Statement on Form S-1 (File No. 333-74221) and our Quarterly Reports on Form 10-Q and 10-Q/A for the periods ended December 24, 1998 and March 25, 1999. This Quarterly Report on Form 10-Q/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgments by management. These forward-looking statements, which are subject to numerous risks, uncertainties, and assumptions about The Pantry, include, among other things (i) our anticipated acquisition and growth strategies, (ii) anticipated trends in our businesses, (iii) future expenditures for capital projects including the cost of environmental compliance, (iv) our ability to pass along cigarette price increases to our customers without a decrease in cigarette sales, (v) our ability to successfully deal with Year 2000 issues that may arise in our or third party operations and (vi) our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions.

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

     NET INCOME (LOSS). The net income for the nine months ended June 24, 1999 was $2.7 million compared to a net loss of $6.0 million for the nine months ended June 25, 1998. In the nine months ended June 24, 1999 and June 26, 1998, we recognized extraordinary losses as discussed above. The Pantry's income before extraordinary loss was $6.3 million for the nine months ended June 24, 1999 compared to $0.6 million during the nine months ended June 25, 1998, an increase of $5.7 million. In the nine months ended June 24, 1999 and upon the redemption of its Series B preferred stock, The Pantry recorded a one-time dividend of $613,000, which represents difference between the gross proceeds ($16,887,000) from the initial sale of Series B preferred stock and the consideration paid upon redemption ($17,500,000). In accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, The Pantry was also required to recognize a one-time deduction to net income applicable to common stockholders (and a related reclassification to accumulated deficit) in the amount of $1,500,000 associated with original issue costs incurred in connection with the issuance of the Series B preferred stock in December 1996. At that time, the original issue costs were netted against the gross proceeds and, thus, charged to additional paid in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred shareholders over the carrying amount of the preferred stock be subtracted from net income applicable to common shareholders in the calculation of earnings per share.

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

     NET INCOME. The net income for three months ended June 24, 1999 was $5.2 million compared to a net income of $2.5 million for the three months ended June 25, 1998, an increase of $2.7 million or 108.0%. In the three months ended June 25, 1998, the Company recognized extraordinary gain as discussed above. In the three months ended June 24, 1999 and upon the redemption of its Series B preferred stock, The Pantry recorded a one-time dividend of $613,000, which represents difference between the gross proceeds ($16,887,000) from the initial sale of Series B preferred stock and the consideration paid upon redemption ($17,500,000). In accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, The Pantry was also required to recognize a one-time deduction to net income applicable to common stockholders (and a related reclassification to accumulated deficit) in the amount of $1,500,000 associated with original issue costs incurred in connection with the issuance of the Series B preferred stock in December 1996. At that time, the original issue costs were netted against the gross proceeds and, thus, charged to additional paid in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred shareholders over the carrying amount of the preferred stock be subtracted from net income applicable to common shareholders in the calculation of earnings per share.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)      Exhibits
            10.33* First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Company, the Lenders listed therein, First Union National Bank, Canadian Imperial Bank of Commerce and NationsBank, N.A.
            10.34* Amendment No. 1 to Employment Agreement between the Company and
                   Peter J. Sodini.
            10.35* Amendment No. 1 to the Amended and Restated Stockholders' Agreement dated as of June 1, 1999 among the Company, FS Equity Partners III, L.P., FS Equity Partners IV,
                   L.P., FS Equity Partners International, L.P., Chase Manhattan Capital, L.P., CB Capital
                   Investors, L.P., Baseball Partners and Peter J. Sodini.
            10.36* Amendment No. 1 to the Amended and Restated Registration Rights Agreement
                   dated as of June 1, 1999 among the Company, FS Equity Partners III, L.P., FS Equity
                   Partners IV, L.P., FS Equity Partners International, L.P., Chase Manhattan Capital, L.P., CB
                   Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
            27.1   Financial Data Schedule.
   (b)      Reports on Form 8-K.
            (1) On August 6, 1999, The Pantry filed a Current Report on Form 8-K announcing its acquisition of 100% of the outstanding stock of R&H Maxxon, Inc.

* Previously filed with quarterly report on Form 10-Q for the quarterly period ended June 24, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                    THE PANTRY, INC.

Date: December 29, 1999
                      By: /s/  WILLIAM T. FLYG
                      -------------------------------------
                                         WILLIAM T. FLYG
                           SENIOR VICE PRESIDENT FINANCE AND SECRETARY
                      (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

      EXHIBIT NO.  DESCRIPTION OF DOCUMENT
     ------------- -------------------------
     10.33*        First Amendment to Amended Credit Agreement.
     10.34*        Amendment No. 1 to Employment Agreement between the Company and
                   Peter J. Sodini.
     10.35*        Amendment No. 1. to the Amended and Restated Stockholders' Agreement.
     10.36*        Amendment No. 1. to the Amended and Restated Registration Rights Agreement.
     27.1          Financial Data Schedule.

* Previously filed with quarterly report on Form 10-Q for the quarterly period ended June 24, 1999.