Form 10-K405
period 1999-09-30
PANTRY INC
filed 1999-12-29
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 1999

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

                                 P.O. Box 1410
                              1801 Douglas Drive
                            Sanford, North Carolina
                                  27331-1410
                   (Address of principal executive offices)

                               ----------------
      Registrant's telephone number, including area code: (919) 774-6700

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          common stock $.01 par value

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 16, 1999 was $48,047,249.

   As of December 16, 1999, there were issued and outstanding 18,111,474 shares of the registrant's common stock.

                      Documents Incorporated by Reference

Document                                                   Where Incorporated
--------                                                   ------------------
1. Proxy Statement for the Annual Meeting of Stockholders       Part III
   to be held March 23, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                  Page
                                                                                                  ----
Part I
Item 1:   Business...............................................................................   1
Item 2:   Properties.............................................................................  12
Item 3:   Legal Proceedings......................................................................  12
Item 4:   Submission of Matters to a Vote of Security Holders....................................  12
Part II
Item 5:   Market for Our Common Equity and Related Stockholder Matters...........................  13
Item 6:   Selected Financial Data................................................................  14
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations..  16
Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.............................  27
Item 8:   Consolidated Financial Statements and Supplementary Data...............................  28
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  69
Part III
Item 10:  Our Directors and Executive Officers...................................................  69
Item 11:  Executive Compensation.................................................................  69
Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................  69
Item 13:  Certain Relationships and Related Transactions.........................................  69
Part IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  70

                                    PART I

   This Annual Report on Form 10-K contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to numerous risks, uncertainties, and assumptions about The Pantry, our industry, and related economic conditions, include among other things:

  . Our anticipated acquisitions and growth strategies, including our strategy to double our store base

  .  Anticipated trends in our businesses

  . Future expenditures for capital projects including the cost of environmental compliance

  . Our ability to pass along cigarette price increases to our customers without a decrease in cigarette sales

  . Our ability to successfully deal with Year 2000 issues that may arise in our operations

  . Our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions

   We have tried, wherever possible, to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. These forward-looking statements are subject to numerous risks and uncertainties, including without limitation risks related to our dependence on gasoline and tobacco sales, our acquisition strategy, our rapid growth since 1996, our dependence on one principal wholesaler, the intense competition in the convenience store and retail gasoline industries, our dependence on favorable weather conditions in spring and summer months, the concentration of our stores in the southeastern United States, our history of losses, extensive environmental regulation of our business, governmental regulation, control of The Pantry by one principal stockholder, our dependence on senior management, the failure of The Pantry and others to be year 2000 compliant and other risk factors identified in Exhibit 99.1 to this Annual Report on Form 10-K. As a result of these risks actual results may differ from the forward-looking statements included in this Annual Report on Form 10-K.

Item 1. Business

General

   The Pantry, Inc., founded in 1967, is a leading operator of convenience stores in the Southeast. As of September 30, 1999, we operated 1,215 convenience stores under the names "The Pantry(R)," "Lil' Champ(R)," "Quick Stop(R)," "Depot," "Food Chief(R)," "Express Stop(R)," "Dash N(TM)," "Smokers Express(TM)," "ETNA" and "Sprint(TM)" located throughout North and South Carolina, Florida, western Kentucky, Tennessee, Virginia, southern Indiana and Georgia. Our stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of our customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. We also sell lottery products in our Kentucky, Virginia, Indiana and Georgia stores. We also sell self-service gasoline at 1,152 Pantry stores, 862 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Citgo, Exxon, Shell and Texaco. Since 1995, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 47.2% and 52.8% of total revenues, respectively.

   During 1996, Freeman Spogli & Co. and Chase Manhattan Capital Corporation acquired a controlling interest in our stock through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. The table below shows the number, types and overall beneficial ownership percentage of our outstanding securities owned by Freeman Spogli & Co. and Chase as of December 16, 1999:

                                                                     Percentage Beneficial
        Name               Number and type of securities owned             Ownership
        ----               -----------------------------------       ---------------------
Freeman Spogli & Co.  .9,769,524 shares of common stock and warrants         59.2%(1)
                      to purchase 2,346,000 shares of common stock
Chase (and its
 affiliates)          .2,298,438 shares of common stock                      12.7%

--------
(1) Including shares underlying warrants.

   On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses. We used the net proceeds to:

  .  repay $19.0 million in indebtedness under our 1999 bank credit facility;

  .  redeem $17.5 million in outstanding preferred stock;

  .  pay $6.5 million in accrued dividends on the preferred stock;

  .  fund acquisitions closed during the fourth quarter ($30.2 million);

  .  pay $2.4 million in fees and expenses associated with our IPO

Operations

   For a discussion of our fiscal year 1999 operating results see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In fiscal year 1999, we acquired or opened 300 convenience stores located in North Carolina, South Carolina, Florida, Georgia and Virginia. In addition, we closed 39 convenience stores. The net increase in store count and timing of these acquisitions materially impacted our results of operations and comparisons to prior periods.

   Our senior management team has implemented specific strategies including focusing on merchandising, improving gasoline offering, reducing expenses through strengthened vendor relationships and tightened expense controls, increasing capital expenditures and growing through acquisitions and new store development.

  Merchandise Sales. For the year ended September 30, 1999, our merchandise sales were 43.6% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last three fiscal years:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                  Sept. 25, Sept. 24, Sept. 30,
                                                    1997      1998      1999
                                                  --------- --------- ---------
   Merchandise sales (in millions)...............  $202.4    $460.8    $731.7
   Average merchandise sales per store (in
    thousands)...................................  $525.8    $533.3    $666.4
   Comparable store merchandise sales............     8.5%      5.3%      9.6%
   Merchandise gross margins (after purchase
    rebates, mark-downs, inventory spoilage,
    inventory shrink and LIFO reserve)...........    34.4%     34.0%     33.1%

   The increase in average merchandise sales per store is primarily due to the addition of acquired stores which on average have comparatively higher merchandise volume and fiscal year 1999 comparable store merchandise growth of 9.6%. Based on purchase and sales information, we estimate that cigarette inflation during fiscal year 1999 accounted for 3% to 4% of the 9.6% increase in comparable store sales.

   Our stores generally carry approximately 4,750 stock keeping units. We offer a full line of convenience products, including tobacco products, beer, soft drinks, self-service fast foods and beverages (including fountain beverages and coffee), candy, newspapers and magazines, snack foods, dairy products, canned goods and groceries, health and beauty aids and other immediate consumables. The products we merchandise are influenced by the mix, size and location of the stores we acquire.

   We purchase over 50% of our merchandise from a single wholesale grocer, McLane Company, Inc. We purchase the products at McLane's cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store annual service allowances from McLane which are amortized over the remaining term of the agreement, which is four years.

 McLane may terminate the agreement upon a default in payment or if we become insolvent. However, we believe there are adequate alternative sources available to purchase this merchandise should a change from McLane become necessary or desirable. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have contracts with a number of these vendors.

   Based on merchandise purchase and sales information, we estimate sales by category for the last three fiscal years as follows:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                  Sept. 25, Sept. 24, Sept. 30,
                                                    1997      1998      1999
                                                  --------- --------- ---------
   Tobacco products..............................   26.6%     27.6%     34.1%
   Beer and wine.................................   15.1      17.2      16.6
   Packaged beverages............................   17.0      16.0      15.2
   Self-service fast foods and beverages ........    7.1       6.5       5.5
   General merchandise, health and beauty care...    6.3       6.4       6.6
   Candy.........................................    5.0       4.6       3.9
   Salty snacks..................................    4.4       4.5       4.1
   Newspapers and magazines......................    5.2       3.8       3.0
   Dairy products................................    2.9       3.5       3.6
   Bread and cakes...............................    2.2       2.1       1.9
   Grocery and other merchandise.................    8.2       7.8       5.5
                                                    ----      ----      ----
     Total.......................................    100%      100%      100%
                                                    ====      ====      ====

   The increase in tobacco products is primarily due to an increase in retail prices following significant cost increases and increases in our average unit volume per store. Cigarette prices increased 33.4% during fiscal 1999. The largest increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. In September, 1999 manufacturers raised cigarette prices an additional $0.10 per pack. In general, we have passed price increases to our customers. However, during fiscal 1999 as in years past, major cigarette manufacturers offered rebates to retailers, and we passed along these rebates to our customers. We make no assurances that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to our customers will not have a material adverse effect on our cigarette sales and gross profit dollars.

   As of September 30, 1999, we operated quick service restaurants or food service locations within 194 of our locations. In 139 of these stores, we offer products from nationally branded food franchises including Subway(R), Church's(R), Taco Bell(R), Blimpies(R), Papa G's Pizza(R), TCBY(R), Hot Stuff(R), Dairy Queen(R), A&W Root Beer(R), Pizza Hut(R), Sobicks Subs(R), Long John Silver's(R) and Hardee's(R). In addition, we offer a variety of proprietary food service programs featuring breakfast biscuits, fried chicken, deli and other hot food offerings in 55 of our locations.

  Gasoline Operations. For the year ended September 30, 1999, our gasoline revenues were 55.0% of total revenues. The following table highlights certain information regarding our gasoline operations for the last three fiscal years:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                  Sept. 25, Sept. 24, Sept. 30,
                                                    1997      1998      1999
                                                  --------- --------- ---------
   Gasoline sales ($ in millions)...............   $220.2    $510.0    $923.8
   Gasoline gallons sold (in millions)..........    179.4     466.8     855.7
   Average gallons sold per store (in
    thousands)..................................    501.2     603.9     834.8
   Comparable store gallon growth...............      7.2%      4.8%      5.9%
   Average retail price per gallon..............   $ 1.23    $ 1.09    $ 1.08
   Average gross profit per gallon ($ in
    cents)......................................   $0.128    $0.134    $0.123
   Locations selling gasoline...................      364       884     1,152
   Number of Company-owned branded locations....      300       667       851
   Number of Company-owned unbranded locations..       35       192       279
   Number of third-party locations (branded &
    unbranded)..................................       29        25        22
   Number of locations with pay-at-the-pump
    credit card readers.........................      125       379       682
   Number of locations with multi-product
    dispensers..................................      142       697       945

   The increase in average gallons sold per store is primarily due to the addition of acquired stores which on average have comparatively higher gallon volume and fiscal year 1999 same store gallon growth of 5.9%. The decrease in gross profit per gallon in fiscal 1999 is primarily due to rising crude oil prices, particularly in the second and fourth quarters and stores acquired in fiscal year 1999 which on average have comparatively lower gasoline margins. In fiscal year 1999, the gasoline markets were volatile with domestic crude oil hitting a low in February 1999 of approximately $12 per barrel and highs in September 1999 exceeding $26 per barrel. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Our ability to pass along wholesale cost changes is influenced by market conditions and competition. Although gasoline gross margins in any particular location or market may vary from time to time, since fiscal 1997 our gross margins on a consolidated basis have been relatively stable due to our size and geographic diversity. We make no assurances that significant increases in gasoline wholesale prices will not effect demand for gasoline within our markets. Historically, we have not entered into gasoline futures contracts or other hedging transactions that may lock in gasoline prices for a period of time or reduce the volatility of our gasoline costs.

   We purchase our gasoline from major oil companies and independent refiners. We operate a mix of branded and unbranded locations and we evaluate our gasoline offering on a local market level. Of the 1,152 stores that sold gasoline as of September 30, 1999, 862 (including third-party locations selling under these brands) or 75% were branded under the Amoco, BP, Chevron, Citgo, Exxon, Shell or Texaco brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal. The terms of these supply agreements range from five to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are 20 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and unbranded) turn approximately every seven days.

   As of September 30, 1999, we owned the gasoline operations at 1,130 locations and at 22 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, we own the gasoline storage tanks, pumping equipment and canopies, and retain 100% of the gross profit received from gasoline sales. In fiscal 1999, these locations accounted for approximately 98% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays us approximately 50% of the gross profit. In fiscal

1999, third-party locations accounted for approximately 2% of the total gallons we sold. We are phasing out third-party arrangements because our owned operations are more profitable.

   Commission Revenue. For the year ended September 30, 1999, our commissions from services represented 1.4% of total revenue. Our commission revenue is derived from amusement and video gaming, lottery ticket sales, money orders, public telephones, car wash and other ancillary product and service offerings. This category is an important aspect of our merchandise operations because it attracts new customers as well as provides additional services for existing customers. The following table highlights certain information regarding commissions and the sources of commissions from services for the last three fiscal years:

                                                       Fiscal Year Ended
                                                 -----------------------------
                                                 Sept. 25, Sept. 24, Sept. 30,
                                                   1997      1998      1999
                                                 --------- --------- ---------
   Commission Revenue ($ in Millions)...........   $ 4.8     $14.1     $23.4
   Average commission revenue per store (in
    thousands)..................................   $12.4     $16.4     $21.3
   Sales by category:
     Amusement and video gaming.................    44.6%     25.1%     28.9%
     Lottery ticket sales.......................    13.3      39.3      26.9
     Money orders...............................    22.1      14.9      13.6
     Public telephones..........................    10.5      13.3      12.3
     Car wash...................................      --       1.7       8.0
     Other......................................     9.5       5.7      10.3
                                                   -----     -----     -----
       Total....................................     100%      100%      100%
                                                   =====     =====     =====

   The increases in commission revenues are primarily attributable to acquisitions, comparable store revenue growth and the addition of new services including car washes, automatic teller machines and other ancillary products. In October, 1999, the South Carolina legislature passed a law which makes it illegal to own or operate video poker machines effective July 1, 2000 unless approved by a statewide referendum. On October 14, 1999, the South Carolina Supreme Court ruled that the referendum called for was unconstitutional. After invalidating the referendum, the South Carolina Supreme Court upheld the remainder of the law. Accordingly, effective July 1, 2000, video poker will be banned in South Carolina, which could adversely impact our results of operations. In fiscal year 1999, we earned approximately $6.7 million from video poker in South Carolina. We anticipate a decline in video gaming commission in fiscal 2000 to approximately $3.5 million. We believe increased commission revenue from acquired locations, additional ancillary services and more favorable vendor contract terms will offset a majority of this decline. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Store Locations. As of September 30, 1999, we operated 1,215 convenience stores located primarily in suburban areas of rapidly growing markets, coastal/resort areas and smaller towns. Almost all of our stores are free standing structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of our stores at September 30, 1999:

                                                          Number of  Percent of
    State                                                  Stores   Total Stores
    -----                                                 --------- ------------
   Florida...............................................     533       43.8%
   North Carolina........................................     336       27.7
   South Carolina........................................     232       19.1
   Kentucky..............................................      45        3.7
   Indiana...............................................      20        1.6
   Tennessee.............................................      19        1.6
   Virginia..............................................      18        1.5
   Georgia...............................................      12        1.0
                                                            -----       ----
     Total...............................................   1,215        100%
                                                            =====       ====

   Since fiscal 1996, we have developed a limited number of new stores and closed or sold a substantial number of underperforming stores. Beginning in 1997, we turned our attention from developing new stores to commencing our acquisition program. The following table summarizes these activities:

                                                 Fiscal Year Ended
                                      ---------------------------------------
                                      Sept. 26, Sept. 25, Sept. 24, Sept. 30,
                                        1996      1997      1998      1999
                                      --------- --------- --------- ---------
   Number of stores at beginning of
    period...........................    403       379       390        954
   Opened or acquired................      4        36       653        300
   Closed or sold....................    (28)      (25)      (89)       (39)
                                         ---       ---       ---      -----
   Number of stores at end of
    period...........................    379       390       954      1,215
                                         ===       ===       ===      =====

   We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on sales and profitability trends. In deciding to close or sell an underperforming store, we consider many factors like:

  .  store location

  .  lease term and rate

  .  merchandise sales and gross profits

  .  gasoline volumes and margins

  .  the stores contribution to corporate overhead

   Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable.

  Acquisitions. During the last two fiscal years, we have expanded our market area to the southeastern states of Florida, Georgia and Virginia, making us the second largest independent convenience store chain in the United States (based on number of stores as of September 30, 1999) with 1,215 stores located primarily in the Southeast. We focus on acquiring chains within our existing and contiguous market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit and desirability of location, price, ability to improve productivity and profitability of a location through the implementation of our operating strategy and financial impact.

   In fiscal 1999, we acquired 297 convenience stores located in North Carolina, South Carolina, Florida, Georgia and Virginia in eight separate transactions. These acquisitions were primarily funded from borrowings under our bank credit facility, as amended, the IPO and cash on hand.

   In fiscal 1998, we acquired 643 convenience stores located in North Carolina, South Carolina, Florida and Virginia in eight separate transactions. These acquisitions were primarily funded from borrowings under the acquisition facility contained in our 1998 bank credit facility, an equity investment, and cash on hand. In addition, we opened six new stores located in major cities and resort areas of North and South Carolina.

  Site Selection. In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment. This process focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores.

  Upgrading of Store Facilities and Equipment. During fiscal 1998 and fiscal 1999, we upgraded the facilities and equipment at many of our existing and acquired store locations, including gasoline equipment upgrades. These upgrades cost approximately $34.0 million in fiscal 1998 and $25.4 million in fiscal 1999. During this period, we were reimbursed $4.4 million through long-term contracts with gasoline suppliers. This store renovation program is an integral part of our operating strategy. We continually evaluate the performance of individual stores and periodically upgrade store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typically upgrades for stores include:

  . improvements to interior fixtures and equipment for self-service food and beverages,

  .  interior lighting,

  .  in-store restrooms for customers,

  .  exterior lighting, and

  .  signage.

   The upgrading program for our gasoline operations includes:

  . the addition of automated gasoline dispensing and payment systems, such as multi-product dispensers and pay-at the pump credit card readers,

  .  enhancement of customer convenience and service, and

  . the installation of underground storage tank leak detection and other equipment in accordance with applicable Environmental Protection Agency environmental regulations.

   For further discussion of EPA and other environmental regulations see "Government Regulation and Environmental Matters."

  Store Operations. Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours, seven days a week. Our field operations organization is comprised of a network of regional, divisional and district managers who, with our corporate management, evaluate store operations. District managers typically oversee from eight to ten stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

Competition

   The convenience store and retail gasoline industries are highly competitive. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In addition, factors such as inflation, increased labor and benefit costs and the availability of experienced management and hourly employees may adversely affect the convenience store industry in general and our stores in particular.

   We compete with numerous other convenience stores, supermarkets, drug stores, fast food operations and other similar retail outlets. In addition, our stores offering self-service gasoline compete with gasoline service stations and, more recently, supermarkets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we have.

Technology and Store Automation

   We utilize information systems and application programs for our core business systems, such as accounting, financial reporting and payroll. Within the past two years, we installed newer and more reliable mid-range system hardware to support these applications and our continued growth. We continue to enhance these systems through modification and redesign in order to meet management reporting requirements and operational needs.

   Over the last year, we have expanded our computer system with the addition of new local area network systems, improved end user computer hardware and software and replaced older point of sale systems. This has helped to streamline operations and improve productivity at our corporate office, among field management staff and at our stores.

   In addition, these new and expanding systems have provided the foundation for a strategic information systems initiative. In fiscal 1998, we selected and began implementation of a leading convenience store accounting and management reporting system, Resource Management Series from Professional Datasolutions, Inc., a wholly owned subsidiary of McLane.

   In addition to facilitating integration of future acquisitions, these upgrades will enable us to:

  .  adjust merchandise margin and mix,

  .  monitor inventory levels,

  .  implement pricing by geographic area,

  .  improve receiving and pricing accuracy,

  .  increase expense control and management reporting, and

  .  improve communication between individual stores and headquarters.

Trade Names, Service Marks and Trademarks

   We have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business, including The Pantry(R), Worth(R), Bean Street Coffee Company(TM), Big Chill(R), Lil' Champ(R), Quick Stop(R), Zip Mart(R), DepotTM, Food Chief(R), Express Stop(R), Sprint(TM) and Smokers Express(TM). We regard our intellectual property as having significant value and as being an important factor in the marketing of our company and our convenience stores. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

   Many aspects of our operations are subject to regulation under federal, state and local laws. We describe below the most significant of the regulations that impact all aspects of our operations.

  Storage and Sale of Gasoline. We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state, and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks.

   Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina, and Georgia and a letter of credit in the aggregate amount of $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky and rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998. After that time we met such requirements through a combination of private commercial liability insurance and a letter of credit.

   Regulations enacted by the EPA in 1988 established requirements for:

  .  installing underground storage tank systems;

  .  upgrading underground storage tank systems;

  .  taking corrective action in response to releases;

  .  closing underground storage tank systems;

  .  keeping appropriate records; and

  . maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases.

   These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. All of our Florida facilities meet or exceed those rules. The following is an overview of the requirements imposed by these regulations:

  . Leak Detection. We utilize several approved leak detection methods for all company-owned underground storage tank systems. Daily and monthly inventory reconciliations are completed at the store level and at the corporate support center. The daily and monthly reconciliation data is also analyzed using statistical inventory reconciliation which compares the reported volume of gasoline purchased and sold with the capacity of each underground storage tank system and highlights discrepancies. We believe we are in material compliance with the leak detection requirements applicable to our underground storage tanks.

  . Corrosion Protection. The 1988 EPA regulations require that all underground storage tank systems have corrosion protection by December 22, 1998. We began installing non-corrosive fiberglass tanks and piping in 1982. Our underground storage tank systems have been protected from corrosion either through the installation of fiberglass tanks or upgrading steel underground storage tanks with interior fiberglass lining or the installation of cathodic protection. All of the underground storage tank systems at our stores are in material compliance with these 1988 EPA regulations.

  . Overfill/Spill Prevention. The 1988 EPA regulations require that all sites have overfill/spill prevention devices by December 22, 1998. We have installed these devices on all company-owned underground storage tank systems to meet these regulations. All company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations.

  State Trust Funds. All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust programs and we have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. The coverage afforded by each state fund varies but generally provides from $150,000 to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

  .  the per-site deductible;

  . costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

  .  removal and disposal of underground storage tank systems; and

  . costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

   The trust funds require us to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulation. We may spend up to $2.3 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $13.1 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

  Sale of Alcoholic Beverages. In certain areas where stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages. These agencies may also impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance which may mitigate the cost of any liability.

  Video Poker Licenses. In 1999, the South Carolina legislature passed a law which makes it illegal to own or operate video poker machines effective July 1, 2000 unless approved by a statewide referendum. On October 14, 1999, the South Carolina Supreme Court ruled that the referendum called for was unconstitutional. After invalidating the referendum, the South Carolina Supreme Court upheld the remainder of the law. Accordingly, effective July 1, 2000, video poker will be banned in South Carolina, which could adversely impact our results of operations.

  Store Operations. Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new store in a particular area.

   Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance which could affect our results of operations.

Employees

   As of September 30, 1999, we employed approximately 7,216 full-time and 1,809 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 8,474 of our employees are employed in our stores and 551 are corporate and field management personnel. We have not been adversely impacted by recent increases in the minimum wage because the majority of our employees are paid more than the minimum wage. None of our employees are represented by unions. We consider our employee relations to be good.

Subsequent Events

   We acquired 64 stores located in Georgia (49), North Carolina (7), South Carolina (7) and Florida (1) in four separate transactions after fiscal year end 1999. These transactions were primarily funded from borrowings under our bank credit facility and cash on hand.

   Subsequent to September 30, 1999, we entered into an amendment to our bank credit facility and borrowed an additional $75.0 million under our term loan facility. This term loan generally carries the same terms and conditions as our existing term loan facility. Proceeds from the term loan were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions closed after September 30, 1999. We have commitments for an additional $25.0 million term loan that is expected to fund on January 31, 2000 with proceeds to be used to finance future acquisitions. With these transactions, we have approximately $79.0 million in additional borrowing capacity to fund future acquisitions.

Executive Officers

   The following table provides information on our executive officers. There are no family relationships between any of our executive officers or directors:

          Name           Age                  Position with our company
          ----           ---                  -------------------------
Peter J. Sodini.........  58 President, Chief Executive Officer and Director
Dennis R. Crook.........  56 Senior Vice President, Administration and Gasoline Marketing
William T. Flyg.........  57 Senior Vice President, Finance and Chief Financial Officer
Douglas M. Sweeney......  60 Senior Vice President, Operations
Daniel J. McCormack.....  56 Senior Vice President, Marketing

  Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini has served as a director since November 1995. Mr. Sodini is a director of Pamida Holding Corporation and Transamerica Income Shares, Inc. From December 1991 to November 1995, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc.

  Dennis R. Crook has served as our Senior Vice President, Administration and Gasoline Marketing since March 1996. From December 1987 to November 1995, Mr. Crook was Senior Vice President, Human Resources and Labor Relations of Purity Supreme, Inc.

  William T. Flyg has served as our Senior Vice President, Finance and Chief Financial Officer since January 1997. Mr. Flyg was employed by Purity Supreme, Inc. as Chief Financial Officer from January 1992 until the Company was sold in November 1995, at which time he continued as an employee of Purity Supreme Inc. until December 1996.

  Douglas M. Sweeney has served as our Senior Vice President, Operations since March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity Supreme, Inc.

  Daniel J. McCormack has served as our Vice President, Marketing since March 1996 and was promoted in February, 1999 to Senior Vice President. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity Supreme, Inc.

Item 2. Properties

   We own the real property at 392 of our stores and lease the real property at 823 of our stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay taxes, insurance and maintenance costs. The aggregate rental paid for fiscal 1999 was $36.6 million. The following table lists the expiration dates of our leases, including renewal options:

                                                                        Number
   Lease Expiration                                                    of Stores
   ----------------                                                    ---------
   2000-2001..........................................................     27
   2002-2008..........................................................    144
   2009-2013..........................................................    137
   2014-2018..........................................................     77
   2019-2023..........................................................     57
   2024-2028..........................................................     84
   2029 and thereafter................................................    297

   Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in no significant penalty to us.

   When appropriate, we have chosen to sell and then lease back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, and minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization, and/or proximity to high volume streets) and the economic terms of such sale-leaseback transactions.

   We own our corporate headquarters, a three-story, 51,000 square foot office building in Sanford, North Carolina and lease our Lil' Champ(R) corporate headquarters in Jacksonville, Florida. Management believes that our headquarters are adequate for our present and foreseeable needs.

Item 3. Legal Proceedings

   We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.

   We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. For more information about these cleanup costs and liabilities see "Item 1. Business -- Government Regulation and Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

   (a) Market Information--We have only one class of common equity, our common stock, $.01 par value per share. Our common stock represents our only voting securities. There are 18,111,474 shares of common stock issued and outstanding as of December 16, 1999. Our common stock is traded on the NASDAQ Stock Market under the symbol "PTRY". The following table sets forth for each fiscal quarter the high and low sale prices per share of common stock since the IPO as reported on the NASDAQ National Market System through September 30, 1999.

                                                      Price Range
                                                    --------------- Dividends on
    Fiscal 1999                                       High    Low   common stock
    -----------                                     -------- ------ ------------
   First quarter................................... N/A      N/A         --
   Second quarter.................................. N/A      N/A         --
   Third quarter................................... 13 5/8   12 7/8      --
   Fourth quarter.................................. 18 11/16 10 3/4      --

   (b) Holders--As of December 16, 1999, there were 70 holders of record of our common stock.

   (c) Dividends--During the last two fiscal years, we have not paid any cash dividends on our common stock. We intend to retain earnings to support operations and to finance expansion and do not intend to pay cash dividends on the common stock for the foreseeable future. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in the indentures relating to the senior subordinated notes and our bank credit facility.

   (d) Recent Sales of Unregistered Securities--In November 1998, Peter Starrett, one of our directors, purchased 22,185 shares of our common stock for a purchase price of $250,125. The shares of common stock sold to Mr. Starrett were sold in reliance upon Section 4(2) of the Securities Act as a transaction not involving any public offering. Mr. Starrett represented to us that he is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. No underwriter was engaged in connection with this sale of securities.

Item 6. Selected Financial Data

   The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, our annual Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes thereto included elsewhere in this report. In the table, dollars are in millions except per store and per gallon data.

                          September 28, September 26, September 25, September 24,  September 30,
                              1995          1996          1997         1998(f)         1999
                          ------------- ------------- ------------- -------------  -------------
                           (52 weeks)     (52 weeks)    (52 weeks)    (52 weeks)     (53 weeks)
Statement of Operations
 Data:
Revenues:
 Merchandise sales......     $187.4        $188.1        $202.4        $ 460.8        $ 731.7
 Gasoline sales.........      187.2         192.7         220.2          510.0          923.8
 Commissions............        4.5           4.0           4.8           14.1           23.4
                             ------        ------        ------        -------        -------
   Total revenues.......      379.1         384.8         427.4          984.9        1,678.9
Cost of Sales:
 Merchandise............      122.0         126.0         132.8          304.0          489.3
 Gasoline...............      161.2         167.6         197.3          447.6          818.8
                             ------        ------        ------        -------        -------
   Gross profit.........       95.9          91.2          97.3          233.3          370.8
Store operating
 expense................       56.2          57.8          60.2          140.1          214.4
General and
 administrative
 expenses...............       18.1          17.8          16.8           32.8           48.5
Unusual charges.........        --            4.6(e)        --             1.0(g)         --
Depreciation and
 amortization...........       11.5           9.1           9.5           27.6           42.8
                             ------        ------        ------        -------        -------
Income from operations..       10.1           1.9          10.8           31.8           65.2
Interest expense........      (13.2)        (12.0)        (13.0)         (28.9)         (41.3)
Income (loss) before
 other items............       (3.3)         (8.1)         (1.0)           4.7           24.8
Extraordinary loss......        --            --            --            (8.0)(h)       (3.6)(i)
Net income (loss).......     $ (4.2)       $ (8.1)       $ (1.0)       $  (3.3)       $  10.4
Net income (loss)
 applicable to common
 shareholders...........     $ (4.2)       $(10.8)       $ (6.3)       $  (6.3)       $   6.2
Earnings (loss) per
 share before
 extraordinary loss:
 Basic..................     $(0.64)       $(1.89)       $(1.08)       $ (0.18)       $  0.71
 Diluted................     $(0.64)       $(1.89)       $(1.08)       $ (0.16)       $  0.65
Weighted average shares
 outstanding
 Basic..................      5,100         5,688         5,815          9,732         13,768
 Diluted................      5,100         5,688         5,815         11,012         15,076
Dividends paid on common
 stock..................        --            --            --             --             --
Other Financial Data:
EBITDA(a)...............     $ 21.5        $ 15.6        $ 20.3        $  60.5        $ 108.0
Net cash provided by
 (used in):
 Operating activities...     $ 11.9        $  5.4        $  7.3        $  48.0        $  68.6
 Investing activities...      (15.3)         (7.2)        (25.1)        (285.4)        (228.9)
 Financing activities...       (1.0)         (3.9)         15.8          268.4          157.1
Capital
 expenditures(b)........       16.7           7.1          14.7           42.1           47.4
Ratio of earnings to
 fixed charges(c).......        --            --            --             1.1            1.4
Store Operating Data:
Number of stores (end of
 period)................        403           379           390            954          1,215
Average sales per store:
 Merchandise sales (in
  thousands)............     $462.7        $481.1        $525.8        $ 533.3        $ 666.4
 Gasoline gallons (in
  thousands)............      440.3         450.0         501.2          603.9          834.8
Comparable store sales
 growth(d):
 Merchandise............       (0.8)%         2.8 %         8.5%           5.3%           9.6%
 Gasoline gallons.......        0.5 %        (4.3)%         7.2%           4.8%           5.9%
Operating Data:
Merchandise gross
 margin.................       34.9%         33.0%         34.4%          34.0%          33.1%
Gasoline gallons sold
 (in millions)..........      160.3         160.7         179.4          466.8          855.7
Average retail gasoline
 price per gallon.......     $ 1.17        $ 1.20        $ 1.23        $  1.09        $  1.08
Average gasoline gross
 profit per gallon......     $0.162        $0.156        $0.128        $ 0.134        $ 0.123
Store expense as a
 percentage of total
 revenues...............       14.8%         15.0%         14.1%          14.2%          12.8%
General and
 administrative expense
 as a percentage of
 total revenues.........        4.8%          4.6%          3.9%           3.3%           2.9%
Operating income as a
 percentage of total
 revenues...............        2.7%          0.5%          2.5%           3.2%           3.9%
Balance Sheet Data (end
 of period):
Working capital
 (deficiency)...........     $ (0.8)       $ (6.5)       $ (8.2)       $  (9.0)       $ (27.5)
Total assets............      127.7         120.9         142.8          554.8          793.7
Total debt and capital
 lease obligations......      101.8         101.4         101.3          340.7          455.6
Shareholders' equity
 (deficit)..............      (16.3)        (27.5)        (17.9)          39.3          104.2(j)

                       NOTES TO SELECTED FINANCIAL DATA

   (a) "EBITDA" represents income from operations before depreciation and amortization, merger integration costs, restructuring charges, and impairment of long-lived assets. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of an issuer's historical ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of our operating performance.

   (b) Purchases of assets to be held for sale are excluded from these amounts.

   (c) For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). Our earnings were inadequate to cover fixed charges by $3.6 million, $14.3 million, and $6.3 million for fiscal years 1995, 1996, and 1997, respectively.

   (d) The stores included in calculating comparable store sales growth are stores that were under management and in operation for both fiscal years of the comparable period; therefore, acquired stores, new stores and closed stores are not included.

   (e) During 1996, we recorded restructuring charges of $1.6 million pursuant to a formal plan to restructure our corporate offices. Also during fiscal 1996, we early-adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In addition, pursuant to SFAS 121, we evaluated our long-lived assets for impairment on a store-by-store basis. Based on this evaluation, we recorded an impairment loss of $0.4 million for property and equipment and $2.6 million for goodwill.

   (f) For a further discussion of the Lil' Champ acquisition and its impact on the comparability of the periods reflected in Selected Financial Data, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   (g) During 1998, we recorded an integration charge of approximately $1.0 million for costs of combining our existing business with the acquired business of Lil' Champ.

   (h) On October 23, 1997 in connection with the Lil' Champ acquisition, we completed the offering of our senior subordinated notes and, in a related transaction completed a tender offer and consent solicitation with respect to our senior notes. The tender offer resulted in our purchasing $51 million in principal amount of the senior notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, we incurred an extraordinary loss of approximately $8.0 million related to cost of the tender offer and consent solicitation and write-off of deferred financing costs.

   (i) On January 28, 1999, we redeemed $49.0 million in principal amount of our senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. We recognized an extraordinary loss of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under our bank credit facility, and the write-off of deferred financing costs related to our repayment of our former bank credit facility.

   (j) On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in the IPO. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to fiscal year 1999 is contained in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and 8-K/A and our Registration Statement on Form S-1, as amended, effective June 8, 1999.

Introduction

   Fiscal year 1999 was an exceptional year for The Pantry and its most successful in terms of revenues, operating profits, and net income. We earned record net income of $10.4 million in 1999 compared to a net loss of $3.3 million in 1998. Results of operations for both 1999 and 1998 included a $3.6 million (net of taxes) and $8.0 million associated with the refinancing of our senior notes and credit facilities. Before these extraordinary items, we earned $14 million in 1999 compared to $4.7 million in 1998 or an increase of 200%. These improved operating results were the result of :

  .  the increased sales and earnings associated with acquired stores,

  .  our same store sales and earnings growth,

  . the continued operating improvements in terms of merchandising, operating and overhead expenses, and

  .  the lower extraordinary charges discussed above.

   In fiscal year 1999, we hit the following organizational milestones:

  . we acquired and successfully integrated 297 stores making us the second largest independently operated convenience store chain in the country,

  . we redeemed and refinanced the remaining portion of our 12% senior notes with borrowings under our new bank facility, and

  . we completed our IPO on June 8, 1999 raising $75.6 million in net proceeds, before expenses.

   We intend to continue to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices, and cost savings initiatives. We are upgrading our management information systems and continue to remodel our stores. Strategically, we continue to seek acquisition candidates and to implement our operating principles in acquired stores.

Acquisition History

   Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

   The table below provides information concerning the largest acquisitions we have completed during the last three fiscal years:

                                                                                                   Number of
    Acquisition Date          Company Acquired        Trade Name          Store Locations           Stores
------------------------ --------------------------- ------------ -------------------------------- ---------
July 22, 1999........... R&H Maxxon, Inc.            Depot Food   South Carolina, Northern Georgia     53
July 8, 1999............ Dilmar Oil Company          Food Chief   Eastern South Carolina               29
February 25, 1999....... Taylor Oil Company          ETNA         North Carolina , Virginia            60
January 28, 1999........ Miller Enterprises, Inc.    Handy Way    North-central Florida               121
November 5, 1998........ Express Stop, Inc.          Express Stop Southeast North Carolina,
                                                                  Eastern South Carolina               22
October 22, 1998........ A. G. Oil Company, Inc.     Dash-N       East-central North Carolina          10
July 15, 1998........... Stallings Oil Company, Inc. Zip Mart     Central North Carolina, Virginia     42

                                                                                               Number of
   Acquisition Date             Company Acquired         Trade Name       Store Locations       Stores
------------------------ ------------------------------ ------------ ------------------------- ---------
July 2, 1998............ Quick Stop Food Mart, Inc.     Quick Stop   Southeast North Carolina,
                                                                     Coastal South Carolina        75
May 2, 1998............. United Fuels Corporation, Inc. Sprint       Gainesville, Florida          10
March 19, 1998.......... Wooten Oil Company, Inc.       Kwik Mart    Eastern North Carolina        23
October 23, 1997........ Lil' Champ Food Stores, Inc.   Lil' Champ   Northeast Florida            440(a)
June 12, 1997........... Carolina Ice Company, Inc.     Freshway     Eastern North Carolina        15
April 17, 1997.......... Gregorie Oil Co., Inc.         Gregorie Oil South Carolina                15

--------
(a) Net of the disposition of 48 convenience stores located throughout eastern Georgia.

   Subsequent to September 30, 1999 we acquired 64 stores located in Georgia
(49), North Carolina (7), South Carolina (7) and Florida (1) in four separate transactions. These transactions were primarily funded from borrowings under our bank credit facility and cash on hand.

   We seek to improve the productivity and profitability of acquired stores by implementing our merchandising and gasoline initiatives, eliminating duplicative costs, reducing overhead and centralizing functions such as purchasing and information technology. We believe it takes six to twelve months to fully integrate and achieve operational and financial improvements at acquired locations. There can be no assurance, however, that we can achieve revenue increases or cost savings with respect to any acquisition.

  Impact of Acquisitions. These acquisitions and the related transactions have had a significant impact on our financial condition and results of operations since each of their respective transaction dates. Due to the method of accounting for acquisitions, the Consolidated Statements of Operations for the fiscal years presented includes results of operations for each of the acquisitions from the date of each acquisition only. For fiscal year 1999 acquisitions, the Consolidated Balance Sheets as of September 24, 1998 and the Consolidated Statements of Operations for fiscal years September 24, 1998 and September 25, 1997 do not include the assets, liabilities, and results of operations relating to these acquisitions. As a result, comparisons to prior fiscal year results and prior balance sheets are impacted materially and obscure the underlying performance of same store results.

Results of Operations

   Our operations for fiscal years 1997 and 1998 each contained 52 weeks and fiscal year 1999 contained 53 weeks. The following table sets forth certain of our results as a percentage of total revenues for the periods indicated:

                                                        Fiscal Year Ended
                                                        ---------------------
                                                        1997    1998    1999
                                                        -----   -----   -----
   Revenues:
     Merchandise sales................................   47.4 %  46.8 %  43.6 %
     Gasoline sales...................................   51.5    51.8    55.0
     Commissions......................................    1.1     1.4     1.4
                                                        -----   -----   -----
   Total revenues.....................................  100.0   100.0   100.0
                                                        -----   -----   -----
   Gross profit.......................................   22.7    23.7    22.1
                                                        -----   -----   -----
   Store operating....................................   14.1    14.2    12.8
   General and administrative expenses................    3.9     3.3     2.9
   Depreciation and amortization......................    2.2     3.0     2.5
                                                        -----   -----   -----
   Income from operations.............................    2.5     3.2     3.9
   Interest and other expenses........................   (2.7)   (2.8)   (2.4)
                                                        -----   -----   -----
   Income (loss) before income taxes and extraordinary
    loss..............................................   (0.2)    0.5     1.5
   Income tax expense.................................     --      --    (0.6)
                                                        -----   -----   -----
   Income (loss) before extraordinary loss............   (0.2)    0.5     0.9
   Extraordinary loss.................................     --    (0.8)   (0.2)
                                                        -----   -----   -----
   Net (loss) income..................................   (0.2)%  (0.3)%   0.7 %
                                                        =====   =====   =====

  Fiscal 1999 Compared To Fiscal 1998

  Total Revenue. Total revenue for fiscal 1999 was $1.7 billion compared to $984.9 million for fiscal 1998, an increase of $694.0 million or 70.5%. The increase in total revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $346.4 million, the effect of a full year of revenue from fiscal 1998 acquisitions of $259.9 million, and comparable store revenue growth of 6.9% or approximately $29.3 million. Also, the effect of an extra week in fiscal 1999 contributed $39.4 million or 5.6% of the increase. Comparable store sales increases at our locations are primarily due to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity.

  Merchandise Revenue. Total merchandise revenue for fiscal 1999 was $731.7 million compared to $460.9 million for fiscal 1998, an increase of $270.8 million or 58.8%. The increase in merchandise revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $133.8 million, the effect of a full year of merchandise revenue from fiscal 1998 acquisitions of $92.7 million, and comparable store sales growth of 9.6% or approximately $20.3 million. Based on purchase and sales information, we estimate that cigarette inflation during fiscal year 1999 accounted for 3% to 4% of the 9.6% increase in comparable store sales. Also, the effect of an extra week in fiscal 1999 contributed $16.0 million.

  Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 1999 was $923.8 million compared to $510.0 million for fiscal 1998, an increase of $413.8 million or 81.1%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $208.2 million, the effect of a full year of gasoline revenue from fiscal 1998 acquisitions of $165.2 million, and comparable store gasoline revenue growth of 3.8% or approximately $7.9 million. Also, the effect of an extra week in fiscal 1999 contributed $22.9 million. In fiscal 1999, our average retail price of gasoline was $1.08 which represents a $.01 decrease from fiscal 1998.

   In fiscal 1999, total gasoline gallons were 855.7 million gallons compared to 466.8 million gallons in fiscal 1998, an increase of 388.9 million gallons or 83.3%. The increase in gasoline gallons is primarily due to gallon volume of 189.4 million from stores acquired in fiscal 1999, the effect of a full year of gasoline volume from 1998 acquisitions of 163.2 million and comparable store gasoline volume increases of 5.9% or approximately 11.6 million gallons. Also, the effect of an extra week in fiscal 1999 contributed 18.5 million gallons. Fiscal 1999 same store gallon sales growth was 5.9% and is primarily due to more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and local market and economic conditions.

  Commission Revenue. Total commission revenue for fiscal 1999 was $23.4 million compared to $14.1 million for fiscal 1998, an increase of $9.3 million or 65.7%. The increase in commission revenue is primarily due to revenue from stores acquired in fiscal 1999 of $4.4 million, the effect of a full year of commission revenue from 1998 acquisitions of $2.0 million and comparable store commission revenue growth of 18.7% or $1.1 million. The effect of an extra week in fiscal 1999 contributed $0.5 million. The South Carolina legislature has passed a law banning video poker in South Carolina effective July 1, 2000. Commission revenue from video poker in South Carolina represented approximately $6.7 million or 26% of our total commission revenue in fiscal 1999. We anticipate a decline in video gaming commission in fiscal 2000 to approximately $3.5 million. We believe increased commission revenue from acquired locations, additional ancillary services and more favorable vendor contract terms will offset a majority of this decline. See "Part I--Item 1. Business."

  Total Gross Profit. Total gross profit for fiscal 1999 was $370.8 million compared to $233.4 million for fiscal 1998, an increase of $137.4 million or 58.9%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 1999 of $72.1 million, the effect of a full year of operations from stores acquired in 1998 of $50.7 million and the effect of an extra week in fiscal 1999 of $3.0 million.

  Merchandise Gross Margin. Merchandise gross margin in fiscal 1999 remained relatively constant compared to fiscal 1998, decreasing only 9.0 basis points despite significant cost inflation in the tobacco category. See "Inflation."

  Gasoline Gross Profit Per Gallon. Gasoline gross profit per gallon decreased to $0.123 in fiscal 1999 from $0.134 in fiscal 1998 primarily due to rising crude oil prices and its impact on wholesale fuels costs and lower average margin in acquired locations.

  Store Operating Expenses. Store operating expenses for fiscal 1999 were $214.4 million compared to $140.1 million for fiscal 1998, an increase of $74.3 million or 53.0%. The increase in store expenses is primarily due to the operating and lease expenses associated with the stores acquired in fiscal 1999 of $47.9 million, the effect of a full year of expenses for stores acquired in 1998 of $29.9 million, as well as, the effect of an extra week of operations in fiscal 1999 of $3.8 million. As a percentage of total revenue, store operating expenses decreased to 12.8% in fiscal 1999 from 14.2% in fiscal 1998.

  General and Administrative Expenses. General and administrative expenses for fiscal 1999 were $48.5 million compared to $32.8 million for fiscal 1998, an increase of $15.7 million or 47.9%. The increase in general and administrative expenses is primarily due to the costs associated with managing increased store counts. General and administrative expenses in total decreased as a percentage of total revenues to 2.9% in fiscal 1999 from 3.3% in fiscal 1998.

  Income from Operations. Income from operations for fiscal 1999 was $65.2 million compared to $31.8 million for fiscal 1998, an increase of $33.4 million or 104.7%. The increase is primarily due to the items discussed above. As a percentage of total revenue, income from operations increased to 3.9% in fiscal 1999 from 3.2% in fiscal 1998.

  EBITDA. EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, merger integration costs, restructuring charges, impairment of long-lived assets, and extraordinary item. EBITDA for fiscal 1999 was $108.0 million compared to $60.5 million for fiscal 1998, an increase of $47.5 million or 78.5%. The increase is primarily due to the items discussed above.

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

  Interest Expense (see "Liquidity and Capital Resources; Long-Term Debt"). Interest expense is primarily interest on our senior subordinated notes, borrowings under our bank credit facility and our previously outstanding senior notes. Interest expense in fiscal 1999 was $41.3 million compared to $28.9 million for fiscal 1998, an increase of $12.4 million or 42.6%. Interest expense is primarily related to interest on our senior subordinated notes of $21.9 million, interest on the bank credit facility of approximately $16.6 million and interest on our senior notes of $2.0 million which was partially offset by $1.1 million in interest savings related to the redemption and refinancing of $49.0 million in principal amount of the senior notes.

  Income Tax Expense. Our effective income tax rate for fiscal 1999 was 43.4%. Our effective tax rate is negatively impacted by non-deductible goodwill related to acquisitions and other permanent differences.

  Extraordinary Loss. We recognized an extraordinary loss, net of taxes, of approximately $3.6 million in fiscal 1999 in connection with the redemption of the remaining outstanding balance of our senior notes and the related consent fees. The extraordinary item includes the payment of the 4% call premium of $2.0 million and the write-off of related deferred financing costs on our senior notes and former credit facility. The extraordinary item also reflects an income tax benefit of approximately $2.3 million.

  Net Income. Net income for fiscal 1999 was $10.4 million compared to a net loss of $3.3 million for fiscal 1998, an increase of $13.7 million or 413.3%. The increase is primarily due to results from acquired stores, improved results from operations, and the lower extraordinary charges related to redemption and refinancing activities. Our income before extraordinary loss was $14.0 million for fiscal 1999 compared to $4.7 million during fiscal 1998, an increase of $9.3 million or a 200% increase. Pursuant to Emerging Issues Task Force Topic No. ("EITF") D-42, in connection with our redemption of our preferred stock in our third fiscal quarter, we were required to recognize a one-time deduction to net income applicable to common stockholders (and a related reclassification to accumulated deficit) in the amount of $1,500,000 associated with original issue costs incurred in connection with the issuance of preferred stock in December 1996. At that time, the original issue costs were netted against the gross proceeds and thus charged to additional paid-in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred stockholders over the carrying amount of the preferred stock be subtracted from net income applicable to common stockholders in the calculation of earnings per share.

  Fiscal 1998 Compared to Fiscal 1997

  Total Revenue. Total revenue for fiscal 1998 was $984.9 million compared to $427.4 million for fiscal 1997, an increase of $557.5 million or 130.4%. The increase in total revenue is primarily due to Lil' Champ revenue of $451.4 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal 1998 of $92.2 million and comparable store merchandise sales growth of 5.3% (or $9.7 million). Comparable store sales increases at our locations are primarily due to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity.

  Merchandise Revenue. Merchandise revenue for fiscal 1998 was $460.8 million compared to $202.4 million for fiscal 1997, an increase of $258.4 million or 127.7%. The increase in merchandise revenue is primarily due to Lil' Champ merchandise revenue of $212.2 million for the eleven month period ended September 24, 1998, the revenue from stores acquired or opened in fiscal 1998 of $30.5 million and comparable store merchandise sales growth of $9.7 million. Fiscal 1998 comparable store merchandise revenue increased 5.3% over fiscal 1997.

  Gasoline Revenue and Gallons. Gasoline revenue for fiscal 1998 was $510.0 million compared to $220.2 million for fiscal 1997, an increase of $289.8 million or 131.6%. The increase in gasoline revenue is primarily due to Lil' Champ gasoline revenue of $231.7 million for the eleven month period ended September 24, 1998 and the revenue from stores acquired or opened in fiscal 1998 of $61.1 million. Overall, gasoline revenue growth was partially offset by lower average gasoline retail prices in fiscal 1998 versus fiscal 1997. In fiscal 1998, the Company's average retail price of gasoline was $0.14, or 11.4%, lower than in fiscal 1997. The decrease in average retail is primarily due to lower wholesale gasoline pricing.

   In fiscal 1998, total gasoline gallons were 466.8 million gallons compared to 179.4 million gallons in fiscal 1997, an increase of 287.4 million gallons or 160.2%. The increase in gasoline gallons is primarily due to Lil' Champ gallon volume of 204.9 million and comparable store gasoline volume increases of 7.9 million. Fiscal 1998 comparable store gallon sales growth was 4.8% and is primarily due to more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and local market and economic conditions.

  Commission Revenue. Total commission revenue for fiscal 1998 was $14.1 million compared to $4.8 million for fiscal 1997, an increase of $9.3 million or 193.8%. The increase in commission revenue is primarily due to Lil' Champ revenue of $7.5 million for the eleven month period ended September 24, 1998 and revenue from stores acquired or opened in fiscal 1998 of $0.5 million. Lil' Champ's commission revenue is principally lottery revenue in locations throughout Florida and Georgia.

  Total Gross Profit. Total gross profit for fiscal 1998 was $233.4 million compared to $97.3 million for fiscal 1997, an increase of $136.1 million or 139.9%. The increase in gross profit is primarily due to Lil' Champ gross profit of $108.5 million for the eleven month period ended September 24, 1998, the gross profit from stores acquired or opened in fiscal year 1998 of $15.7 million and comparable store gross profit increases of $5.8 million.

  Merchandise Gross Margin. Merchandise gross margins in fiscal 1998 remained relatively constant compared to fiscal 1997, decreasing only 4.0 basis points despite cost inflation in the tobacco category.

  Gasoline Gross Profit Per Gallon. The gasoline gross profit per gallon increased to $0.134 in fiscal 1998 from $0.128 in fiscal 1997 as the result of more favorable retail price and wholesale cost conditions in Lil' Champ's markets and improved gasoline market conditions in our other primary markets. This increase occurred in spite of decreases in retail gasoline prices to $1.09 in fiscal 1998 from $1.23 in fiscal 1997.

  Store Operating and General and Administrative Expenses. Store operating expenses for fiscal 1998 were $140.1 million compared to $60.2 million for fiscal 1997, an increase of $79.9 million or 132.7%. The increase in store expenses is primarily due to Lil' Champ expenses of $63.6 million for the eleven month period ended September 24, 1998 and the operating and lease expenses associated with the stores acquired or opened in fiscal 1998 of $9.6 million. As a percentage of total revenue, store operating expenses increased to 14.2% in fiscal 1998 from 14.1% in fiscal 1997.

   General and administrative expenses for fiscal 1998 were $32.8 million compared to $16.8 million for fiscal 1997, an increase of $16.0 million or 95.2%. The increase in general and administrative expenses is primarily due to Lil' Champ expenses of $16.0 million for the eleven month period ended September 24, 1998. Operating, general and administrative expenses in total decreased as a percentage of total revenues. As a percentage of total revenue, general and administrative expenses decreased to 3.3% in fiscal 1998 from 3.9% in fiscal 1997.

  Merger Integration Costs. In connection with the Lil' Champ acquisition, we incurred merger integration costs of approximately $1.0 million related to the combination of its existing business with the acquired business of Lil' Champ. These costs include $0.3 million related to the relocation of personnel, $0.6 million related to the provision for duplicated contracted services that provide no future economic benefit and $0.1 million for other consolidation and related expenses.

  Income From Operations. Income from operations for fiscal 1998 was $31.8 million compared to $10.8 million for fiscal 1997, an increase of $21.0 million or 194.4%. The increase is primarily due to Lil' Champ income from operations of $16.7 million. As a percentage of total revenue, income from operations increased to 3.2% in fiscal 1998 from 2.5% in fiscal 1997.

  EBITDA. EBITDA for fiscal 1998 was $60.5 million compared to $20.3 million for fiscal 1997, an increase of $40.2 million or 198.0%. The increase is primarily due to Lil' Champ EBITDA of $31.4 million for the eleven month period ended September 24, 1998 and the items discussed above. Excluding Lil' Champ, EBITDA increased 43.3% in fiscal 1998 compared to fiscal 1997.

  Interest Expense (see "Liquidity and Capital Resources; Long-Term
Debt"). Interest expense in fiscal 1998 was $28.9 million compared to $13.0 million for fiscal 1997, an increase of $15.9 million or 122.3%. This increase is primarily due to interest on the senior notes of $6.5 million, the senior subordinated notes of $18.9 million and borrowing under the former bank credit facility of approximately $2.0 million, which was partially offset by $0.8 million in interest savings related to the redemption and refinancing of $51.0 million in principal amount of the senior notes.

  Income Tax Benefit (Expense). We did not record an income tax benefit for fiscal 1998 or fiscal 1997. Income tax benefit (expense) is recorded net of a valuation allowance to provide for operating loss carryforwards and available tax credits based on estimated future earnings and for temporary differences based on expected timing of reversals. In fiscal 1998, the valuation allowance increased $551,000, which resulted primarily from the allowance for 1998 federal net operating loss benefits, offset by a $1.2 million allowance adjustment related to a corresponding reduction of $1.2 million of deferred tax assets which resulted from a preliminary settlement of a North Carolina tax assessment.

  Extraordinary Loss. We recognized an extraordinary loss of approximately $8.0 million in fiscal 1998 in connection with the redemption of a portion of the senior notes and related consent fees. The extraordinary item relates to the purchase of $51.0 million in principal amount of the senior notes and includes tender costs of $5.1 million, consent solicitation costs of $0.9 million, and the write-off of a respective portion of the deferred financing cost of $2.0 million.

  Net Loss. Net loss for fiscal 1998 was $3.3 million compared to $1.0 million for fiscal 1997, an increase of $2.3 million or 230.0%. The increase is primarily due to the extraordinary loss of $8.0 million in connection with the redemption of the senior notes and related consent fees. Our income before extraordinary loss was $4.7 million for fiscal 1998 compared to a loss of $1.0 million during fiscal 1997, an increase of $5.7 million. The income before extraordinary loss for fiscal 1998 represents an increase of $12.8 million over fiscal year 1996.

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash. Cash provided by operations is our primary source of liquidity. Acquisitions, interest expense and capital expenditures represent the primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under the bank credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities for fiscal 1997 totaled $7.3 million, for fiscal 1998 totaled $48.0 million and for fiscal 1999 totaled $68.6 million. We had $31.2 million of cash and cash equivalents on hand at September 30, 1999.

  Bank Credit Facility. On January 28, 1999, we entered into the 1999 bank credit facility. The bank credit facility consists of a $45.0 million revolving credit facility, a $50.0 million acquisition facility and a $240.0 million term loan facility. The revolving credit facility is available to fund working capital and for the issuance of standby letters of credit. The acquisition facility is available to fund future acquisitions of related businesses. As of September 30, 1999, there were no borrowings outstanding under the working capital line of credit and $12.0 million outstanding under the acquisition facility. As of September 30, 1999, approximately $16.1 million of letters of credit were issued under the standby letter of credit facility.

   Subsequent to September 30, 1999, we entered into an amendment to our bank credit facility and borrowed an additional $75.0 million under our term loan facility. This term loan generally carries the same terms and conditions as our existing term loan facility. Proceeds from the term loan were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions closed after September 30, 1999. We have commitments for an additional $25.0 million term loan that is expected to fund on January 31, 2000 with proceeds to be used to finance future acquisitions. With these transactions, we have approximately $79.0 million in additional borrowing capacity to fund future acquisitions.

   The 1999 bank credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to among other things (i) incur additional indebtedness, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions or asset sales, and (viii) engage in transactions with affiliates. The 1999 bank credit facility also contain financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and maximum capital expenditures.

   Restrictive covenants in our debt agreements may restrict our ability to implement our acquisition strategy.

  1999 Acquisitions. In fiscal 1999 we acquired a total of 297 convenience stores in eight transactions for approximately $194.4 million, net of cash acquired. These acquisitions were funded with borrowings under the bank credit facility, proceeds from the IPO, and cash on hand.

   Subsequent to fiscal year end 1999, we acquired the operating assets of 64 stores located in North Carolina, South Carolina, Georgia and Florida. We funded these transactions with proceeds from the acquisition facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) for fiscal 1999 were $47.6 million. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions.

   Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates ranging from 10.5% to 11.5% applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. The bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under this sale-leaseback program, we received $10.7 million in fiscal 1999 and $4.8 million during fiscal 1998.

   In fiscal 1999, we received approximately $17.5 million in sale-leaseback proceeds, vendor reimbursements for capital improvements and proceeds from asset dispositions; therefore, net capital expenditures, excluding all acquisitions, for fiscal 1999 were $30.1 million. We anticipate that net capital expenditures for fiscal 2000 will be approximately $45.0 million.

  Long-Term Debt. At September 30, 1999, our long-term debt consisted primarily of $200.0 million of the senior subordinated notes, $227.5 million in term loans, and $12.0 million outstanding under the acquisition facility. See "Bank Credit Facility."

   We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by our subsidiaries, except for PH Holding and its subsidiaries. The senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary's ability to (i) pay dividends or make distributions, except in amounts not in excess of a percentage of our net income of proceeds of debt or equity issuances and in amounts not in excess of $5.0 million, (ii) issue stock of subsidiaries, (iii) make investments of non-affiliated entities, except employee loans of up to $3.0 million, (iv) repurchase stock, except stock owned by employees in amounts not in excess of $2.0 million with the proceeds from debt or equity issuances, (v) incur liens not securing debt permitted under the senior subordinated notes, (vi) enter into transactions with affiliates, (vii) enter into sale-leaseback transactions, or (viii) engage in mergers or consolidations.

   We can incur debt under the senior subordinated notes if its ratio of pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if we do not meet this ratio we can incur: (i) bank credit facility debt of up to $50.0 million of acquisition debt and other debt in an amount equal to the greater of $45.0 million or an amount equal to 4.0% times our annualized revenues, (ii) capital leases or acquisition debt in amounts not to exceed in the aggregate 10% of its tangible assets at time of incurrance, (iii) intercompany debt, (iv) pre-existing debt, (v) up to $15.0 million in any type of debt or (vi) debt for refinancing of the above described debt.

   The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our bank credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. Up to 35% of the senior subordinated notes may be redeemed prior to October 15, 2000 at a redemption price of 110.25% plus accrued interest with the net proceeds of one or more public equity offerings. All of the senior subordinated notes may be redeemed after October 15, 2002 at a redemption price which begins at 105.125% and decreases to 100.0% after October 2005.

  Cash Flows From Financing Activities. We used proceeds from our 1999 bank credit facility, our IPO, our cash on hand and the net proceeds of approximately $1.2 million from the sale of common stock to employees under our stock subscription plan to finance:

  .  fiscal 1999 acquisitions,

  .  the redemption of $49.0 million of senior notes,

  .  the redemption of $17.5 million of preferred stock,

  .  the payment of $6.5 million in preferred dividends and

  .  the related fees and expenses.

  Cash Requirements. We believe that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital, permitted borrowings under our credit facilities and permitted borrowings by our unrestricted subsidiary will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service for the next twelve months.

  Shareholders' Equity. As of September 30, 1999, our shareholders' equity totaled $104.2 million. The increase in shareholders' equity of $64.9 million is attributed to the proceeds from our IPO and our current year net income of $7.7 million.

   Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in us by our shareholders.

  Environmental Considerations. We make certain expenditures to comply with various federal, state and local environmental laws and regulations governing underground storage tanks. See "Part 1--Item 1. Business" for a further discussion of environmental regulations to which we are subject.

   Environmental reserves of $15.4 million as of September 30, 1999, represent estimates for future expenditures for remediation, tank removal and litigation associated with 233 all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 30, 1999, amounts which are probable of reimbursement (based on our experience) from those sources total $13.1 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination will be performed by the state and we expect substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation.

   We have reserved $500,000 to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

   Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified us as to responsibility for clean up matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

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

   We completed 90% of our assessment phase of Year 2000 vulnerability early in fiscal year 1998, after a formal third party assessment was completed in November 1997. Assessment activities found that 30% of our systems would require remediation and 20% of our systems were planned for replacement or would be best served if replaced. Based on this third party assessment, internal assessment, and project results as of December 16, 1999, we believe all system modifications, hardware and software replacements or upgrades and related testing have been completed.

   We have tested, modified or replaced, or plan to modify or replace our existing systems and related hardware which did not properly interpret dates beyond December 31, 1999 to ensure Year 2000 compliance. We have assessed software and technology infrastructures, embedded systems such as microchips in point-of-sale systems, fuel consoles and office equipment, and building facilities such as telephone-related systems, HVAC and security. Our testing methodology plan included, but was not limited to, rolling dates forward to critical dates in the future and simulating transactions, inclusion of several critical date scenarios, and utilizing software programs which test for compliance on certain equipment. Our applications requiring remediation or replacement have been tested and implemented.

   We initiated communications with our significant vendors, suppliers, and financial institutions to determine the extent to which we are vulnerable to those third-parties' failure to be Year 2000 compliant. The replies indicate that they will be Year 2000 compliant before the end of the calendar year. Specifically, our grocery wholesaler, McLane, has stated in their "Year 2000 Readiness Disclosure" that they are "committed to identifying and correcting all business critical Year 2000 problems by June 1, 1999." Based on these communications and presently available information, we do not anticipate any material effects related to vendor, supplier, or financial institution compliance. Additionally, due to the nature of our business, Year 2000 compliance with respect to our customers is not relevant. Noncompliance by vendors, suppliers, credit card processing companies and financial institutions utilized by us could result in a material adverse effect on our financial condition and results of operations. We believe that the worst case scenario in the event of a Year 2000 related failure would be delays in the receipt of payment from credit card processing companies and a return to manual accounting processing at our individual stores.

   In addition, we have reviewed the assets acquired since our original assessment for Year 2000 compliance. This includes the acquisition of other companies, as well as procurement and service arrangements. We believe that our recently acquired assets are Year 2000 compliant. The assessments have been conducted through the due diligence process, vendor compliance communications and requests for disclosure statements as part of contract negotiations. In general, the systems and suppliers of acquired companies are the same as those used in our existing operations.

                  State of Readiness as of December 16, 1999

                                                       Estimated    Estimated
                                                        Percent    Completion
    Phase                                              Complete      Date(a)
    -----                                              --------- ---------------
   Awareness.......................................... 99%       January, 2000
   Assessment......................................... 99%       January, 2000
   Remediation........................................ Completed September, 1999
   Replacement........................................ Completed September, 1999
   Testing............................................ 99%       January, 2000
   Contingency planning............................... Completed November, 1999

--------
(a) Indicates month when work was substantially completed. We will continue to reevaluate awareness, assess acquired assets and update contingency plans as needed.

   The direct and indirect costs of Year 2000 compliance have not been material to our operations or operating results. Our expenditures, which have been funded through operating cash flow, consist primarily of internal costs and expenses associated with third-party contractors. To date, our spending with contractors and consultants has been approximately $350,000.

   Our Year 2000 Contingency Plan has been developed and distributed. We believe this plan provides for emergency and alternative contact numbers, and alternative procedures related to accounting for store level transactions, credit card processing, corporate accounting and payroll processing. The plan also calls for expanded help desk and external support coverage for the January 1st weekend. Our marketing staff has worked with our primary merchandise supplier, McLane, to have a standing order ready should there be any particular McLane related system problems.

   While we believe our planning efforts are adequate to address our Year 2000 concerns, there can be no assurances that the systems of other companies on which our systems and operations rely will be converted on a timely basis. We cannot provide assurance that any such failure will not have a material impact on our operations.

Recently Issued Accounting Standards Not Yet Adopted

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS No. 133 was extended for one year and consequently the statement is now effective for the first fiscal quarter of fiscal 2001. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of September 30, 1999, we have not determined the effect of SFAS No. 133 on our consolidated financial statements, however, we do not believe adoption of this accounting standard will have a material impact on our financial condition.

Inflation

   During fiscal 1999 cigarette prices increased 33.4%. The largest increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. In September 1999, manufacturers raised cigarette prices an additional $0.10 per pack. In general, we have passed price increases to our customers. However, during fiscal 1999 as in years past, major cigarette manufacturers offered rebates to retailers, and we passed along these rebates to our customers. Based on purchase and sales information, we estimate that cigarette inflation during fiscal year 1999 accounted for 3% to 4% of the 9.6% increase in comparable store merchandise sales.

   During 1999, wholesale gasoline fuel prices increased significantly from a low of $12 per barrel in February 1999 to a high of $26 per barrel in September 1999. Generally we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue and gross margin percentage, however, this inflation has not materially impacted gross margin dollars.

   General CPI increased 2.6% during fiscal 1999 and food at home, which is most indicative of our merchandise inventory, increased 2.0%. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

  Quantitative Disclosures:

   We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our bank credit facility.

   On March 2, 1999, we entered into an interest rate swap arrangement with respect to $45.0 million of borrowings under our outstanding Tranche A and Tranche B term loan facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 8.62% for the Tranche A facility and 9.12% for the Tranche B facility for approximately two years.

   On November 30, 1999, we entered into an interest rate swap with respect to $50 million of borrowings under our outstanding Tranche A and Tranche B term loan facilities. The interest rate swap arrangement fixes the interest rate on these borrowings at 9.28% for the Tranche A facility and 9.78% for the Tranche B facility for approximately two years.

   The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 16, 1999.

                            EXPECTED MATURITY DATE

                                               As of September 30, 1999
                         --------------------------------------------------------------------------
                                                                                             Fair
                         FY 2000  FY 2001  FY 2002  FY 2003  FY 2004  Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
                                                (dollars in thousands)
Long-Term Debt.......... $10,687  $19,939  $24,942  $28,196  $39,510   $317,633  $440,907  $434,907
Weighted Average
 Interest Rate..........    9.42%    9.46%    9.52%    9.60%    9.69%     10.08%     9.67%

                                              As of September 24, 1998
                               -------------------------------------------------------------
                                FY     FY       FY      FY       FY
                               1999   2000     2001    2002     2003    Thereafter   Total
                               -----  -----  --------  -----  --------  ----------  --------
Long-Term Debt................ $  45  $  45  $ 49,040  $  45  $ 78,045  $ 200,049   $327,269
Weighted Average Interest
 Rate......................... 10.59% 10.29%    10.25% 10.25%    10.25%     10.25%

  Qualitative Disclosures:

Our primary exposure relates to:

  .  interest rate risk on long-term and short-term borrowings,

  . our ability to refinance our senior subordinated notes at maturity at market rates,

  . the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and

  . the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

   We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management continues to evaluate our financial position on an ongoing basis.

Item 8. Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                   ------------
Financial Statements:
  Independent Auditors' Report....................................      29
  Consolidated Balance Sheets as of September 24, 1998 and
   September 30, 1999.............................................      30
  Consolidated Statements of Operations for the years ended
   September 25, 1997, September 24, 1998, and September 30,
   1999...........................................................      32
  Consolidated Statements of Shareholders' Equity (Deficit) for
   the years ended September 25, 1997, September 24, 1998, and
   September 30, 1999.............................................      33
  Consolidated Statements of Cash Flows for the years ended
   September 25, 1997, September 24, 1998, and September 30,
   1999...........................................................      34
  Notes to Consolidated Financial Statements......................      36
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts and Reserves.....     S-1
Financial Statement Exhibit:
  Exhibit 12.1--Computation of Ratio of Earnings to Fixed
   Charges........................................................ Exhibit 12.1

                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
The Pantry, Inc.
Sanford, North Carolina

   We have audited the accompanying consolidated balance sheets of The Pantry, Inc. ("The Pantry") and subsidiaries as of September 24, 1998 and September 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of The Pantry's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 24, 1998 and September 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
November 17, 1999

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    September 24, September 30,
                                                        1998          1999
                                                    ------------- -------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents........................   $ 34,404      $ 31,157
  Receivables (net of allowance for doubtful
   accounts of $280 at September 24, 1998, $766 at
   September 30, 1999).............................      9,907        24,234
  Inventories (Note 3).............................     47,809        76,237
  Income taxes receivable (Note 6).................        488           --
  Prepaid expenses.................................      2,216         3,497
  Property held for sale...........................      3,761           135
  Deferred income taxes (Note 6)...................      3,988         4,849
                                                      --------      --------
    Total current assets...........................    102,573       140,109
                                                      --------      --------
Property and equipment, net (Notes 4, 5, and 7)....    300,978       421,685
                                                      --------      --------
Other assets:
  Goodwill (net of accumulated amortization of
   $11,940 at September 24, 1998, $18,324 at
   September 30, 1999) (Notes 2)...................    120,025       197,705
  Deferred lease costs (net of accumulated
   amortization of $9,001 at September 24, 1998,
   $9,046 at September 30, 1999)...................        269           224
  Deferred financing costs (net of accumulated
   amortization of $4,871 at September 24, 1998,
   $3,499 at September 30, 1999) (Note 5)..........     14,545        12,680
  Environmental receivables (Note 8)...............     13,187        13,136
  Other............................................      3,243         8,179
                                                      --------      --------
    Total other assets.............................    151,269       231,924
                                                      --------      --------
Total assets.......................................   $554,820      $793,718
                                                      ========      ========

                                THE PANTRY, INC.

                             (Dollars in Thousands)

                                                    September 24, September 30,
                                                        1998          1999
                                                    ------------- -------------
       LIABILITIES AND SHAREHOLDERS' EQUITY:
       -------------------------------------
Current liabilities:
  Current maturities of long-term debt (Note 5)....   $     45      $ 10,687
  Current maturities of capital lease obligations
   (Note 7)........................................      1,240         1,205
  Accounts payable:
    Trade..........................................     49,559        85,011
    Money orders...................................      5,181         4,113
  Accrued interest (Note 5)........................     11,712         9,928
  Accrued compensation and related taxes...........      6,719         8,042
  Income taxes payable (Note 6)....................        --          5,004
  Other accrued taxes..............................      7,007        13,834
  Accrued insurance................................      5,745         8,820
  Other accrued liabilities........................     24,348        20,976
                                                      --------      --------
      Total current liabilities....................    111,556       167,620
                                                      --------      --------
Long-term debt (Note 5)............................    327,269       430,220
                                                      --------      --------
Other noncurrent liabilities:
  Environmental costs (Note 8).....................     17,137        15,402
  Deferred income taxes (Note 6)...................     20,366        26,245
  Deferred revenue (Note 8)........................     16,660        28,729
  Capital lease obligations (Note 7)...............     12,129        13,472
  Employment obligations...........................        934           486
  Accrued dividends on preferred stock (Note 11)...      4,391           --
  Other............................................      5,074         7,347
                                                      --------      --------
      Total other noncurrent liabilities...........     76,691        91,681
                                                      --------      --------
Commitments and contingencies (Notes 5, 7, 8 and
 13)
Shareholders' Equity:
  Preferred stock, $.01 par value, 150,000 shares
   authorized; 17,500 issued and outstanding at
   September 24, 1998 and none issued and
   outstanding at September 24, 1999 (aggregate
   liquidation value: September 24, 1998--$17,500)
   (Note 11).......................................        --            --
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 11,704,857 issued and outstanding at
   September 24, 1998, 18,111,474 issued and
   outstanding at September 30, 1999 (Note 10).....        117           182
  Additional paid-in capital (Note 11).............     68,939       128,256
  Shareholder loans................................       (215)         (937)
  Accumulated deficit..............................    (29,537)      (23,304)
                                                      --------      --------
      Total shareholders' equity...................     39,304       104,197
                                                      --------      --------
Total liabilities and shareholders' equity.........   $554,820      $793,718
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, except per share amounts)

                                     September 25, September 24, September 30,
                                         1997          1998          1999
                                     ------------- ------------- -------------
                                      (52 weeks)     (52 weeks)    (53 weeks)
Revenues:
  Merchandise sales.................   $202,440      $460,798      $ 731,681
  Gasoline sales....................    220,166       509,958        923,786
  Commissions.......................      4,787        14,128         23,403
                                       --------      --------      ---------
      Total revenues................    427,393       984,884      1,678,870
                                       --------      --------      ---------
Cost of sales:
  Merchandise.......................    132,846       303,968        489,258
  Gasoline..........................    197,268       447,565        818,784
                                       --------      --------      ---------
      Total cost of sales...........    330,114       751,533      1,308,042
                                       --------      --------      ---------
Gross profit........................     97,279       233,351        370,828
                                       --------      --------      ---------
Operating expenses:
  Store expenses....................     60,208       140,089        214,384
  General and administrative
   expenses.........................     16,796        32,761         48,468
  Merger integration costs (Note
   2)...............................        --          1,016            --
  Depreciation and amortization.....      9,504        27,642         42,798
                                       --------      --------      ---------
      Total operating expenses......     86,508       201,508        305,650
                                       --------      --------      ---------
Income from operations..............     10,771        31,843         65,178
                                       --------      --------      ---------
Other income (expense):
  Interest expense..................    (13,039)      (28,946)       (41,280)
  Miscellaneous.....................      1,293         1,776            852
                                       --------      --------      ---------
      Total other expense...........    (11,746)      (27,170)       (40,428)
                                       --------      --------      ---------
Income (loss) before income taxes
 and extraordinary loss.............       (975)        4,673         24,750
Income tax expense (Note 6).........        --            --         (10,750)
                                       --------      --------      ---------
Income (loss) before extraordinary
 loss...............................       (975)        4,673         14,000
Extraordinary loss (Note 5).........        --         (7,998)        (3,584)
                                       --------      --------      ---------
Net income (loss)...................   $   (975)     $ (3,325)     $  10,416
                                       ========      ========      =========
Net income (loss) applicable to
 common shareholders (Note 14)......   $ (6,279)     $ (6,267)     $   6,233
                                       ========      ========      =========
Earnings per share (Note 14):
  Basic:
    Income (loss) before
     extraordinary item.............   $  (1.08)     $   0.18      $    0.71
    Extraordinary loss..............        --       $ ( 0.82)     $  ( 0.26)
                                       --------      --------      ---------
    Net income (loss)...............   $  (1.08)     $ ( 0.64)     $    0.45
                                       ========      ========      =========
  Diluted:
    Income (loss) before
     extraordinary item.............   $  (1.08)     $   0.16      $    0.65
    Extraordinary loss..............        --       $ ( 0.73)     $  ( 0.24)
                                       --------      --------      ---------
    Net income (loss)...............   $  (1.08)     $ ( 0.57)     $    0.41
                                       ========      ========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               THE PANTRY, INC.

                          CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIT)
                            (Dollars in Thousands)

                            Preferred Stock         Common Stock        Additional
                          -------------------- ------------------------  Paid-in
                           Shares   Par Value    Shares      Par Value   Capital
                          --------  ---------- -----------  ----------- ----------
Balance, September 26,
 1996...................    25,999   $    --    5,815,479    $     58    $  6,495
Net loss................       --         --          --          --          --
Net proceeds from stock
 and warrants issued....    17,500        --          --          --       15,953
Dividends on preferred
 stock..................       --         --          --          --          --
                          --------   --------  ----------    --------    --------
Balance, September 25,
 1997...................    43,499        --    5,815,479          58      22,448
Net loss................       --         --          --          --          --
Issuances of common
 stock..................       --         --    5,889,378          59      57,092
Contribution of Series A
 preferred stock and
 related dividends to
 additional paid in
 capital................   (25,999)       --          --          --        6,508
Dividends on preferred
 stock..................       --         --          --          --          --
                          --------   --------  ----------    --------    --------
Balance, September 24,
 1998...................    17,500        --   11,704,857         117      86,048
Net loss................       --         --          --          --          --
Issuances of common
 stock..................       --          --     156,617           2       1,788
Public sale of common
 stock at $13.00 per
 share, net of
 expenses...............       --         --    6,250,000          63      72,916
Redemption of Series B
 preferred stock........   (17,500)       --          --          --      (15,387)
Dividends on preferred
 stock..................       --         --          --          --          --
                          --------   --------  ----------    --------    --------
Balance, September 30,
 1999...................       --    $    --   18,111,474    $    182    $145,365
                          ========   ========  ==========    ========    ========
                                      Total
                                    Additional
                                     Paid-in   Shareholder  Accumulated
                          Other(1)   Capital      Loans       Deficit     Total
                          --------  ---------- -----------  ----------- ----------
Balance, September 26,
 1996...................  $(17,109)  $(10,614) $      --     $(16,991)   $(27,547)
Net loss................       --         --          --         (975)       (975)
Net proceeds from stock
 issue..................       --      15,953         --          --       15,953
Dividends on preferred
 stock..................       --         --          --       (5,304)     (5,304)
                          --------   --------  ----------    --------    --------
Balance, September 25,
 1997...................   (17,109)     5,339         --      (23,270)    (17,873)
Net loss................       --         --          --       (3,325)     (3,325)
Issuances of common
 stock..................       --      57,092        (215)        --       56,936
Contribution of Series A
 preferred stock and
 related dividends to
 additional paid in
 capital................       --       6,508         --          --        6,508
Dividends on preferred
 stock..................       --         --          --       (2,942)     (2,942)
                          --------   --------  ----------    --------    --------
Balance, September 24,
 1998...................   (17,109)    68,939        (215)    (29,537)     39,304
Net income..............       --         --          --       10,416      10,416
Issuances of common
 stock..................       --       1,788        (722)        --        1,068
Public sale of common
 stock at $13.00 per
 share, net of
 Expenses...............       --      72,916         --          --       72,979
Redemption of Series B
 preferred stock........       --     (15,387)        --       (2,113)    (17,500)
Dividends on preferred
 stock..................       --         --          --       (2,070)     (2,070)
                          --------   --------  ----------    --------    --------
Balance, September 30,
 1999...................  $(17,109)  $128,256  $     (937)   $(23,304)   $104,197
                          ========   ========  ==========    ========    ========

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

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                  Year Ended
                                   -------------------------------------------
                                   September 25,  September 24,  September 30,
                                       1997           1998           1999
                                   -------------  -------------  -------------
                                    (52 weeks)      (52 weeks)     (53 weeks)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)................       $   (975)     $  (3,325)     $  10,416
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
  Extraordinary loss.............            --           2,006          3,406
  Depreciation and amortization..          9,504         27,642         42,798
  Provision for deferred income
   taxes.........................            371            138            530
  (Gain) loss on sale of property
   and equipment.................         (1,054)           531          4,484
  Provision for environmental
   expenses......................          1,574          6,181         (1,735)
  Provision for closed stores....            (11)            50            --
Changes in operating assets and
 liabilities, net of effects of
 acquisitions:
  Receivables....................           (527)        (8,512)         9,454
  Inventories....................         (2,273)        (4,518)       (11,155)
  Prepaid expenses...............           (429)           390             (7)
  Other noncurrent assets........         (4,295)         5,111         (1,540)
  Accounts payable...............            603         13,896         19,103
  Other current liabilities and
   accrued expenses..............          3,393          2,241        (17,425)
  Employment obligations.........           (698)          (407)          (448)
  Other noncurrent liabilities...          2,155          6,608         10,686
                                        --------      ---------      ---------
Net cash provided by operating
 activities......................          7,338         48,032         68,567
                                        --------      ---------      ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to property held for
 sale............................         (1,828)        (5,203)          (178)
Additions to property and
 equipment.......................        (14,749)       (42,067)       (47,416)
Proceeds from sale lease-back
 transactions....................          1,345          4,807         10,724
Proceeds from sale of property
 and equipment...................          2,315          7,648          2,366
Acquisitions of related
 businesses, net of cash
 acquired........................        (12,162)      (250,592)      (194,414)
                                        --------      ---------      ---------
Net cash used in investing
 activities......................        (25,079)      (285,407)      (228,918)
                                        --------      ---------      ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal repayments under
 capital leases..................           (303)        (1,424)        (1,495)
Principal repayments of long-term
 debt............................            (26)       (51,543)      (184,888)
Proceeds from issuance of long-
 term debt.......................            200        278,508        297,000
Redemption of Series B preferred
 stock...........................            --             --         (17,500)
Net proceeds from initial public
 offering........................            --             --          72,979
Net proceeds from other stock
 issuances.......................         15,953         56,935          1,068
Accrued dividends paid on
 preferred stock.................            --             --          (6,461)
Other financing costs............            (74)       (14,044)        (3,599)
                                        --------      ---------      ---------
Net cash provided by financing
 activities......................         15,750        268,432        157,104
                                        --------      ---------      ---------
Net increase (decrease)..........         (1,991)        31,057         (3,247)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR...............          5,338          3,347         34,404
                                        --------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR ........................       $  3,347      $  34,404      $  31,157
                                        ========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                          Year Ended
                           -----------------------------------------
                           September 25, September 24, September 30,
                               1997          1998          1999
                           ------------- ------------- -------------
Cash paid (refunded)
 during the year:
  Interest................    $12,863       $21,826       $43,064
                              =======       =======       =======
  Taxes...................    $  (917)      $   784       $    34
                              =======       =======       =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

   During fiscal 1998 and 1999, The Pantry entered into several business acquisitions and divestitures. See Note 2--Business Acquisitions and Note 10-- Common Stock. In 1998 and in connection with the Lil' Champ acquisition, the holders of The Pantry's Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry, resulting in an increase in paid in capital of $6,508.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

   The consolidated financial statements include the accounts of The Pantry, Inc. (the "Company" or "The Pantry") and its wholly-owned subsidiaries, Sandhills, Inc., Lil' Champ Food Stores, Inc., and its wholly-owned subsidiary, Miller Enterprises Inc., Global Communications, Inc., PH Holding Corporation and PH Holding's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates approximately 1,215 convenience stores in Florida (533), North Carolina (336), South Carolina (232), Kentucky (45), Indiana (20), Tennessee (19), Virginia
(18), and Georgia (12).

   During fiscal 1996, Freeman Spogli & Co. ("Freeman Spogli") and Chase Manhattan Capital Corporation ("Chase") acquired a controlling interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. During fiscal years 1997 and 1998, the Company issued additional shares of common and preferred stock to existing shareholders and certain directors and executives of the Company. As of September 30, 1999, Freeman Spogli owns 9,349,524 shares of common stock and warrants to purchase 2,346,000 shares of common stock which represents beneficial ownership of approximately 57.2% of our outstanding shares, including shares underlying warrants. Subsequent to September 30, 1999 Freeman Spogli purchased an additional 420,000 shares giving them beneficial ownership of approximately 59.2% of the outstanding common stock (including shares underlying warrants) (unaudited). Chase and its affiliates own 2,298,438 shares of common stock, or 12.7% of the outstanding shares.

   On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering (the "IPO"). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter and $2.4 million was reserved to pay fees and expenses associated with the IPO.

Accounting Period

   The Pantry operates on a 52 or 53 week fiscal year ending on the last Thursday in September. For 1997 and 1998 The Pantry's fiscal years contained 52 weeks and for 1999 The Pantry's fiscal year contained 53 weeks.

Acquisition Accounting

   Generally, our acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. Accordingly, the Consolidated Statement of Operations for the fiscal years presented includes the results of operations for each of the acquisitions from the date of acquisition only.

   On August 13, 1987, Montrose Pantry Acquisition Corporation acquired all of our common stock in a leveraged buy-out. Certain individuals and entities which held an ownership interest retained approximately 45% ownership after the leveraged buy-out and a new basis of accounting was established which resulted in a partial step-up in basis. In accordance with EITF 88-16 and to the extent that certain individuals and entities maintained their equity interests, the excess amount paid over net book value was recorded as a debit in shareholders' deficit ($17,109,000).

                               THE PANTRY, INC.

Cash and Cash Equivalents

   For purposes of the consolidated financial statements, cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the first-in, first-out method.

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

   Estimated useful lives for financial statement purposes are as follows:

   Buildings................................................. 20 to 33 1/2 years
   Gasoline equipment........................................ 7 to 10 years
   Other equipment, furniture and fixtures................... 3 to 10 years
   Automobiles............................................... 3 to 5 years

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

Long-Lived Assets

   Long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows due to each store are compared to the carrying value of

                               THE PANTRY, INC.

the long-lived assets, including an allocation of goodwill if appropriate, of that store to determine if a write-down to fair value is required.

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

Vendor Allowances, Rebates and Other Vendor Payments

   The Pantry receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Pantry records these payments as a reduction to cost of sales or expenses to which the particular vendor payment relates. For unearned payments, The Pantry records deferred income and amortizes the balance, as earned, over the term of the respective agreement. The amounts recorded against cost of sales were $9.0 million, $21.6 million and $54.7 million for fiscal years 1997, 1998 and 1999, respectively.

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

    .  the estimated length of time to remediate each site

  . Future remediation costs for amounts of deductibles under or amounts not covered by state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. All other environmental costs are provided for on an undiscounted basis.

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

                               THE PANTRY, INC.

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

Excise and Use Taxes

   The Pantry collects and remits various federal and state excise taxes on petroleum products. Sales and cost of sales included approximately $61,192,000, $154,954,000, and $303,466,000 for 1997, 1998, and 1999,
respectively.

Advertising costs

   Advertising costs are expensed as incurred. Advertising expense was approximately $581,000, $1,019,000 and $1,694,000 for fiscal 1997, 1998 and
1999, respectively.

Stock Based Compensation

   The Pantry's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Pantry follows the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation.

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

Segment Reporting

   In 1999, The Pantry adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Pantry operates in one reportable segment.

Reclassifications

   Certain amounts in the fiscal 1997 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation.

Newly Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its

                               THE PANTRY, INC.

components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise

  . classify items of other comprehensive income by their nature in a financial statement

  . display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position

   SFAS No. 130 is effective for fiscal 1999. The adoption of SFAS No. 130 did not have a material impact on The Pantry's net income or stockholder's equity as The Pantry had no differences between net income and comprehensive income.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999, the effective date of SFAS No. 133 was extended one year; consequently, the statement will now be effective for the first quarter of fiscal 2001. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of September 30, 1999, The Pantry has not determined the effect of SFAS No. 133 on its consolidated financial statements.

NOTE 2--BUSINESS ACQUISITIONS:

   During fiscal 1999, The Pantry acquired 297 convenience stores located in North Carolina, South Carolina, Florida, Georgia and Virginia in eight separate transactions. The transactions were accounted for by the purchase method of accounting. The 1999 acquisition were funded from borrowings under the bank credit facility, the IPO, and cash on hand.

   During fiscal 1998, The Pantry acquired 643 convenience stores located in North Carolina, South Carolina, Florida and Virginia in eight separate transactions. The transactions were accounted for by the purchase method of accounting. The 1998 acquisitions were funded from borrowings under the 1998 bank credit facility, an equity investment, and cash on hand.

                               THE PANTRY, INC.

   The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):

                                                               1998     1999
                                                             -------- --------
ASSETS ACQUIRED:
Receivables, net............................................ $  3,717 $ 23,220
Inventories.................................................   28,871   17,347
Deferred income taxes.......................................    2,992      733
Prepaid expenses and other current assets...................    1,402    1,192
Property and equipment......................................  204,064  120,856
Other noncurrent assets.....................................    3,696    4,308
                                                             -------- --------
Total assets acquired.......................................  244,742  167,656
                                                             -------- --------
LIABILITIES ASSUMED:
Short-term capital lease obligation.........................    1,027      --
Accounts payable--trade.....................................   11,098   15,308
Other liabilities and accrued expenses......................   36,093   20,615
Income taxes payable........................................      --     6,863
Long-term capital lease obligations.........................   11,716      --
Environmental remediation liabilities.......................    3,150      --
Noncurrent deferred income taxes............................   20,530    5,221
Other noncurrent liabilities................................    9,066    4,402
                                                             -------- --------
Total liabilities assumed...................................   92,680   52,409
                                                             -------- --------
Net tangible assets acquired................................  152,062  115,247
Excess of purchase price over fair value of net assets
 acquired...................................................   98,530   79,167
                                                             -------- --------
Total consideration paid, including direct costs, net of
 cash acquired.............................................. $250,592 $194,414
                                                             ======== ========

   The purchase price allocations for certain of the 1999 acquisitions are preliminary estimates, based on available information, internal estimates and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization pending the completion of internal and external appraisals of assets acquired. The excess of the purchase prices over fair values of the net assets acquired for all acquisitions has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the 1999 transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                          1998        1999
                                                       ----------  ----------
   Total revenues..................................... $1,818,546  $1,950,161
   Income before extraordinary loss................... $    3,634  $   12,845
   Net Income (loss).................................. $   (4,365) $    9,261
   Net income (loss) applicable to common
    shareholders...................................... $   (7,307) $    5,078
   Earnings per share applicable to common
    shareholders:
     Basic:
       Income before extraordinary loss............... $     0.07  $     0.63
       Extraordinary loss.............................      (0.82)      (0.26)
                                                       ----------  ----------
       Net income (loss).............................. $    (0.75) $     0.37
                                                       ==========  ==========
     Diluted:
       Income before extraordinary loss............... $     0.06  $     0.58
       Extraordinary loss.............................      (0.73)      (0.24)
                                                       ----------  ----------
       Net income (loss).............................. $    (0.67) $     0.34
                                                       ==========  ==========

                                THE PANTRY, INC.

   In connection with the Lil' Champ acquisition, The Pantry recorded an integration charge of approximately $1.0 million in fiscal 1998 for costs of combining its existing businesses with the acquired businesses of Lil' Champ. The charge included

  .  $300,000 for relocation costs

  . $600,000 for elimination of duplicated contractual services for which there is no future economic benefit

  .  $100,000 for other consolidation and related expenses

   The Pantry's integration plan included

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

NOTE 3--INVENTORIES:

   At September 24, 1998 and September 30, 1999, inventories consisted of the following (in thousands):

                                                               1998      1999
                                                              -------  --------
   Inventories at FIFO cost:
     Merchandise............................................. $41,967  $ 63,941
     Gasoline................................................  11,510    22,431
                                                              -------  --------
                                                               53,477    86,372
   Less adjustment to LIFO cost:
     Merchandise.............................................  (5,668)  (10,135)
                                                              -------  --------
   Inventories at LIFO cost.................................. $47,809  $ 76,237
                                                              =======  ========

   The positive effect on cost of sales of LIFO inventory liquidations was $4,000, $482,000 and $53,000 for fiscal years 1997, 1998 and 1999, respectively.

                               THE PANTRY, INC.

NOTE 4--PROPERTY AND EQUIPMENT:

   At September 24, 1998 and September 30, 1999, property and equipment consisted of the following (in thousands):

                                                              1998      1999
                                                            --------  ---------
   Land.................................................... $ 62,183  $  86,708
   Buildings...............................................   85,278    125,875
   Gasoline equipment......................................   95,729    115,530
   Other equipment, furniture and fixtures.................   96,874    140,600
   Leasehold improvements..................................   28,286     51,218
   Automobiles.............................................      516        787
   Construction in progress................................    9,443     10,072
                                                            --------  ---------
                                                             378,309    530,790
   Less--accumulated depreciation and amortization.........  (77,331)  (109,105)
                                                            --------  ---------
                                                            $300,978  $ 421,685
                                                            ========  =========

NOTE 5--LONG-TERM DEBT:

   At September 24, 1998 and September 30, 1999, long-term debt consisted of the following (in thousands):

                                                              1998      1999
                                                            --------  --------
Senior subordinated notes payable; due October 15, 2007;
 interest payable semi-
 annually at 10.25%.......................................  $200,000  $200,000
Term loan facility-Tranche A; interest payable monthly at
 LIBOR (5.39% at
 September 30, 1999) plus 3.0%; principal due in quarterly
 installments through January 31, 2004 ...................       --     70,656
Term loan facility-Tranche B; interest payable monthly at
 LIBOR (5.39% at
 September 30, 1999) plus 3.5%; principal due in quarterly
 installments through January 31, 2006 ...................       --    156,794
Acquisition facility; interest payable monthly at LIBOR
 (5.39% at September 30, 1999) plus 3.0%; principal due in
 quarterly installments beginning April 30, 2001 through
 January 31, 2004 ........................................       --     12,000
Senior notes payable; due November 15, 2000; interest pay-
 able semi-annually at 12%................................    48,995       --
1998 bank credit facility; interest payable monthly at LI-
 BOR (5.85% at September 24, 1998) plus 2.5%; principal
 due in quarterly installments through October 31, 2002...    78,000       --
Note payable; zero (0.0%) interest, with principal due in
 annual installments through February 26, 2003............       --      1,185
Other notes payable; various interest rates and maturity
 dates....................................................       319       272
                                                            --------  --------
                                                             327,314   440,907
Less--current maturities..................................       (45)  (10,687)
                                                            --------  --------
                                                            $327,269  $430,220
                                                            ========  ========

   On January 28, 1999, The Pantry redeemed $49.0 million in principal amount of senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. The repurchase of 100% of the senior notes outstanding, the payment of accrued interest and the call premium were financed with proceeds from The Pantry's term loan facilities, and a draw under the revolving credit facility.

                               THE PANTRY, INC.

   The Pantry recognized an extraordinary loss of approximately $5.9 million ($3.6 million net of tax benefit) in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under the bank credit facility, and the write-off of deferred financing costs related to our repayment of our former credit facility.

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

   The senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all guarantors. See Note 15-- Supplemental Guarantors Information. The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to (i) incur additional debt, (ii) pay dividends or make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments or repurchase stock, (v) create liens, (vi) enter into transactions with affiliates or sale-leaseback transactions, and (vii) merge or consolidate The Pantry or any of its subsidiaries or sell or transfer assets. The senior subordinated notes also contain financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and capital expenditures.

   During fiscal 1998, the 1998 bank credit facility was amended to increase the amount available to The Pantry for acquisitions from $30.0 million to $85.0 million. In addition, amendments were made to certain of The Pantry's financial ratios and tests including the minimum coverage and leverage ratios, pro forma cash flow and maximum capital expenditures.

   On January 28, 1999, The Pantry entered into the 1999 bank credit facility, replacing the 1998 bank credit facility consisting of (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit, (ii) a 50.0 million acquisition facility available to finance acquisitions of related businesses, and (iii) term loan facilities with outstanding borrowings of $240.0 million.

   On October 27, 1999 The Pantry entered into an amendment to its bank credit facility which increased the borrowing capacity to include an additional $75.0 million term loan. The term loan bears interest, at The Pantry's option, based on margins over a base rate or an adjusted Eurodollar rate. Proceeds from the term loan were used to prepay amounts outstanding under the acquisition facility and to fund acquisitions after September 30, 1999.

   The 1999 bank credit facility contains covenants restricting the ability of The Pantry and any of its subsidiaries to among other things (i) incur additional indebtedness, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions or asset sales, and (viii) engage in transactions with affiliates. The 1999 bank credit facility also contain financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and maximum capital expenditures.

   The Pantry used the proceeds of the term loan facilities and a $5.0 million initial draw under its revolving credit facility, along with cash on hand, to:

  .  finance the Miller acquisition

                               THE PANTRY, INC.

  . repay $94.0 million outstanding under the prior bank credit facility, and replace outstanding letters of credit

  . redeem its outstanding senior notes in the aggregate principal amount of $49.0 million

  .  pay related transaction costs

   As of September 30, 1999, there was $12,000,000 outstanding under the acquisition facility. The Pantry had outstanding letters of credit of $15,979,000 at September 30, 1999, issued under the revolving credit facility.

   As of September 30, 1999, The Pantry was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

   As of September 30, 1999, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   The Pantry's long-term debt maturities for the five years following September 30, 1999, are: $10.7 million in 2000; $19.9 million in 2001; $25.0 million in 2002; $28.2 million in 2003; $39.5 million in 2004; and $317.6 million thereafter.

   Subsequent to September 30, 1999, we entered into an amendment to our bank credit facility and borrowed an additional $75.0 million under our term loan facility. This term loan generally carries the same terms and conditions as our existing term loan facility. Proceeds from the term loan were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions closed after September 30, 1999. We have commitments for an additional $25.0 million term loan that is expected to fund on January 31, 2000 with proceeds to be used to finance future acquisitions. With these transactions, we have approximately $79.0 million in additional borrowing capacity to fund future acquisitions.

NOTE 6--INCOME TAXES:

   The components of income tax expense (benefit) are summarized below (in thousands):

                                                           1997   1998    1999
                                                           -----  -----  -------
   Current:
     Federal.............................................  $ 163  $ --   $ 7,093
     State...............................................   (534)   138      800
                                                           -----  -----  -------
                                                            (371)   138    7,893
                                                           -----  -----  -------
   Deferred:
     Federal.............................................    371    --     2,488
     State...............................................    --    (138)     369
                                                           -----  -----  -------
                                                             371   (138)   2,857
                                                           -----  -----  -------
                                                           $ --   $ --   $10,750
                                                           =====  =====  =======

                               THE PANTRY, INC.

   As of September 24, 1998 and September 30, 1999, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                               1998      1999
                                                             --------  --------
   Depreciation............................................. $ 33,969  $ 39,695
   Deferred lease cost......................................       17        17
   Inventory................................................    3,417     2,761
   Amortization.............................................      --      1,315
   Other....................................................    1,673       581
                                                             --------  --------
   Gross deferred tax liabilities...........................   39,076    44,369
                                                             --------  --------
   Capital lease obligations................................   (1,207)   (1,499)
   Allowance for doubtful accounts..........................     (108)     (301)
   Environmental expenses...................................   (2,114)     (345)
   Accrued insurance reserves...............................   (4,482)   (4,692)
   Exit and employee termination costs......................   (1,293)   (1,328)
   Other....................................................   (3,254)   (3,653)
                                                             --------  --------
   Gross deferred tax assets................................  (12,458)  (11,818)
   Net operating loss carryforwards.........................   (7,097)   (3,223)
   General business credits.................................   (1,832)   (1,833)
   AMT credits..............................................   (2,494)   (7,282)
   Deferred tax assets valuation allowance..................    1,183     1,183
                                                             --------  --------
                                                             $ 16,378  $ 21,396
                                                             ========  ========

   As of September 24, 1998 and September 30, 1999, net current deferred income tax assets totaled $3,988,000 and $4,849,000, respectively, and net noncurrent deferred income tax assets (liabilities) totaled $(20,366,000) and $(26,245,000), respectively.

   Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

                                                        1997    1998     1999
                                                        -----  -------  -------
   Tax expense (benefit) at Federal statutory rate....  $(332) $(1,131) $ 8,415
   Tax expense (benefit) at state rate, net of Federal
    income tax expense (benefit)......................   (325)    (149)   1,188
   Permanent differences:
     Amortization of goodwill.........................    235      677    1,081
     Other............................................    248       52       66
   Tax benefit from creation of general business
    credits...........................................   (151)     --       --
   Valuation allowance................................    325      551      --
                                                        -----  -------  -------
   Net income tax expense.............................  $ --   $   --   $10,750
                                                        =====  =======  =======

                               THE PANTRY, INC.

   As of September 30, 1999 The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance for a portion of the net operating losses and credits which The Pantry believes may expire unused, as deferred tax assets. Loss carryforwards as of September 30, 1999 have the following expiration dates (in thousands):

                                                                Federal  State
                                                                ------- -------
   2009.......................................................  $   --  $ 3,158
   2010.......................................................      --    2,974
   2011.......................................................      --   10,919
   2012.......................................................    2,332   5,101
   2013.......................................................      --   13,755
   2014.......................................................      --    6,854
   2017.......................................................    9,374     --
                                                                ------- -------
   Total loss carryforwards...................................  $11,706 $42,761
                                                                ======= =======

   The valuation allowance increased $325,000 in 1997, primarily to provide for operating loss carryforwards and available tax credits that more likely than not will not be realized, based on estimates of future earnings and expected timing of reversals of temporary differences. The valuation allowance increased $551,000 in 1998, which was primarily due to federal net operating losses, net of a decrease for state tax net economic loss carryovers (as discussed below).

   The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry, with additional taxes plus penalties and accrued interest totaling approximately $5 million, for the periods February 1, 1992 to September 26, 1996. For the tax years ending January 26, 1993 through September 30, 1999, The Pantry has reached a preliminary settlement with the State of North Carolina, which is pending final approval by the state. Under the proposed settlement, The Pantry will reduce State net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to State net economic losses and a reduction of deferred tax assets (and related valuation allowance). The Pantry is contesting the Tennessee assessment and believes that, in the event of a mutual settlement, the assessment amount and related penalties (approximately $250,000) would be substantially reduced. Based on this, The Pantry believes the outcome of the audits will not have a material adverse effect on The Pantry's financial condition or financial statements.

                               THE PANTRY, INC.

NOTE 7--LEASES:

   The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 24, 1998, and September 30, 1999 are as follows (in thousands):

                                                                1998     1999
                                                               -------  -------
   Buildings.................................................. $12,344  $13,542
   Less--accumulated amortization.............................  (2,142)  (1,564)
                                                               -------  -------
                                                               $10,202  $11,978
                                                               =======  =======

   Amortization expense related to capitalized leased assets was $185,000, $1,249,000, and $1,299,000 for fiscal 1997, 1998, and 1999 respectively.

   Future minimum lease payments as of September 30, 1999, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                                               Capital Operating
   Fiscal Year                                                 Leases   Leases
   -----------                                                 ------- ---------
   2000....................................................... $ 2,738 $ 35,441
   2001.......................................................   2,591   34,112
   2002.......................................................   2,546   31,519
   2003.......................................................   2,462   29,996
   2004.......................................................   2,309   27,473
   Thereafter.................................................  13,506   57,272
                                                               ------- --------
   Net minimum lease payments.................................  26,152 $215,813
                                                                       ========
   Amount representing interest (8% to 20%)...................  11,475
                                                               -------
   Present value of net minimum lease payments................  14,677
   Less--current maturities...................................   1,205
                                                               -------
                                                               $13,472
                                                               =======

   Rental expense for operating leases was approximately $9,618,000, $23,758,000 and $40,551,000 for fiscal years 1997, 1998 and 1999, respectively. Some of The Pantry's leases require contingent rental payments; such amounts are not material for the fiscal years presented.

   During 1997, 1998, and 1999, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $1,345,000, $4,807,000 and $10,724,000, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

   As of September 30, 1999, The Pantry was contingently liable for outstanding letters of credit in the amount of $16,113,000 million related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

                               THE PANTRY, INC.

   The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

   In accordance with the terms of each service or supply agreement and in accordance with generally accepted accounting principles, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. The unamortized liabilities associated with these payments as of September 24, 1998 and September 30, 1999, were $22,702,000 and $35,195,000, respectively.

   McLane Company, Inc. ("McLane")--The Pantry purchases over 50% of its general merchandise from a single wholesaler, McLane. The Pantry's arrangement with McLane is governed by a five-year distribution service agreement under which McLane supplies general merchandise, including tobacco products, grocery items, health and beauty aids and other products. The Pantry receives annual service allowances based on the number of stores operating on each contract anniversary date. If The Pantry were to default under the contract or terminate the distribution service agreement prior to March 28, 2003, The Pantry must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized to cost of goods sold on a straight-line method over the life of the agreement.

   Major Oil Companies--The Pantry has entered into product purchase agreements with numerous oil companies to buy specified quantities of gasoline at market prices. The length of these contracts range from five to thirteen years and in some cases include minimum annual purchase requirements. In connection with these agreements, The Pantry may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If The Pantry were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, The Pantry must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with generally accepted accounting principles, these payments are amortized using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased. The Pantry has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

Environmental Liabilities and Contingencies

   The Pantry is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks. Regulations enacted by the EPA in 1988 established requirements for:

  .  installing underground storage tank systems

  .  upgrading underground storage tank systems

  .  taking corrective action in response to releases

  .  closing underground storage tank systems

  .  keeping appropriate records

                               THE PANTRY, INC.

  . maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases

   In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina and Georgia and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and met such requirements thereafter through a combination of private commercial liability insurance and a letter of credit.

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

   In addition to immaterial amounts to be spent by The Pantry, a substantial amount will be expended for remediation on behalf of The Pantry by state trust funds established in The Pantry's operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by The Pantry, The Pantry will be obligated to make such payments, which could materially adversely affect The Pantry's financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

                               THE PANTRY, INC.

   Environmental reserves of $17,137,000 million and $15,402,000 million as of September 24, 1998, September 30, 1999, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 205 and 233 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 30, 1999 the current average remediation cost per site is approximately $70,000. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five years and thereafter at September 30, 1999 are as follows:

                                                                       Expected
   Fiscal Year                                                         Payments
   -----------                                                         --------
   2000...............................................................  $   186
   2001...............................................................      179
   2002...............................................................      141
   2003...............................................................       46
   2004...............................................................       20
   Thereafter.........................................................    2,408
                                                                        -------
   Total undiscounted amounts not covered by a third party............    2,980
   Other current cost amounts.........................................   16,531
   Amount representing interest (10%).................................   (4,109)
                                                                        -------
   Environmental reserve..............................................  $15,402
                                                                       =======

   The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 30, 1999, anticipated reimbursements of $13,136,000 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

                               THE PANTRY, INC.

NOTE 9--BENEFIT PLANS:

   The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $305,000, $396,000 and $573,000 for fiscal years 1997, 1998 and 1999, respectively.

NOTE 10--COMMON STOCK:

   On June 4, 1999, the Company effected a 51 for 1 stock split of its common stock. In connection with the stock split, the number of authorized shares of common stock was increased to 50,000,000 (300,000 shares previously). The accompanying financial statements give effect to the stock split, retroactively applied to all periods presented. There was no change in par values of the common stock as a result of the stock split.

   On June 8, 1999, the Company completed an initial public offering of 6,250,000 shares of its common stock at a public offering price of $13.00 per share (the "IPO"). The net proceeds from the IPO of $75.6 million, before expenses, were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter and $2.4 million was reserved to pay fees and expenses associated with the IPO.

   Upon completion of the IPO, Freeman Spogli owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). Subsequent to September 30, 1999 Freeman Spogli purchased an additional 420,000 shares giving them beneficial ownership of approximately 59.2% of the outstanding common stock (including shares underlying warrants) (unaudited).

   In 1998 and in connection with the Lil' Champ acquisition and related transactions, The Pantry issued 3,672,000 shares of common stock, par value $0.01, to certain existing shareholders and a member of management for $32.4 million. Prior to the purchase of common stock, Freeman Spogli and Chase contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry. As a result, the par value of preferred stock and accrued dividends were reduced by $260 and $6,508,000 respectively, and additional paid in capital was increased by $6,508,260.

   On July 2, 1998 in connection with two acquisitions completed in July 1998, The Pantry issued 2,217,378 shares of common stock, par value $0.01 per share, to certain existing shareholders for an aggregate purchase price of $25.0 million.

NOTE 11--PREFERRED STOCK:

   As of September 24, 1998, preferred stock consisted of 150,000 authorized shares. As discussed in Note 10--Common Stock, holders of The Pantry's 25,999 shares of Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry in connection with the Lil' Champ acquisition. Issued and outstanding shares of preferred stock at September 24, 1998 included 17,500 shares designated as Series B, all of which were held by the Freeman Spogli entities. On June 8, 1999 in conjunction with the IPO, The Pantry redeemed the outstanding preferred stock for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of September 30, 1999, the Company has no preferred stock issued or outstanding.

   In 1999 and upon the redemption of its Series B preferred stock, The Pantry recorded a one-time dividend of $613,000 which represents the difference between the gross proceeds ($16,887,000) from the initial sale of Series B

                               THE PANTRY, INC.

preferred stock and the consideration paid upon redemption ($17,500,000). In accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, The Pantry was also required to recognize a one-time deduction to net income applicable to common stockholders (and a related reclassification to accumulated deficit) in the amount of $1,500,000 associated with original issue costs incurred in connection with the issuance of the Series B preferred stock in December 1996. At that time, the original issue costs were netted against the gross proceeds and, thus, charged to additional paid in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred shareholders over the carrying amount of the preferred stock be subtracted from net income applicable to common shareholders in the calculation of earnings per share.

NOTE 12--STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

   On January 1, 1998, The Pantry adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees and consultants of The Pantry or any of its subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of The Pantry's common stock. The plan is administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the plan may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales. During 1998, options to acquire 576,861 shares of common stock were granted under the plan with exercise prices ranging from $8.82-$11.27 per share (weighted-average exercise price of $9.39 per share).

   On June 3, 1999, the Pantry adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan. During 1999, options to acquire 240,000 shares of common stock were granted under the 1999 plan with exercise prices of $13.00 per share. These options vest over three years and have contractual lives of seven years.

   The following table summarizes information about stock options outstanding at September 30, 1999:

                                             Number
                                         Outstanding at Weighted-Average
                              Date       September 30,     Remaining     Weighted-Average
Exercise Prices              Issued           1999      Contractual Life  Exercise Price
---------------          --------------- -------------- ---------------- ----------------
  $8.82.................     1/1/98         443,751         8 years           $ 8.82
  $11.27................     8/25/98        133,110         8 years           $11.27
  $13.00................ 6/8/99, 9/30/99    240,000         7 years           $13.00
                                            -------
    Total...............                    816,861

   All options granted in 1998 and 1999 vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. There were no exercises, forfeitures, or terminations of options in 1998 or 1999. All stock options are granted at estimated fair market value of the common stock at the grant date.

   Had compensation cost for the plan been determined consistent with SFAS No. 123, The Pantry's pro-forma net income (loss) for 1998 and 1999 would have been approximately $(3,446,000) and $10,136,000, respectively. Pro forma basic earnings (loss) per share for 1998 and 1999 would have been $(0.66) and $0.43, respectively.

                               THE PANTRY, INC.

Pro forma diluted earnings (loss) per share for 1998 and 1999 would have been $(0.59) and $0.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            1998      1999
                                                            -----  ----------
   Weighted-average grant date fair value.................. $1.12    $2.07
   Weighted-average expected lives (years).................  2.33     2.00
   Weighted-average grant date fair value-exercise price
    equals market price.................................... $1.12    $2.24
   Weighted-average grant date fair value-exercise price
    greater than market price..............................   --     $1.18
   Risk-free interest rate.................................  5.5%      5.5%
   Expected volatility.....................................  0.00% 0.00%-21.0%
   Dividend yield..........................................  0.00%    0.00%

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

  . an initial public offering of common stock by The Pantry registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to The Pantry in excess of $25 million

   After the first anniversary of the date the shares were originally acquired by the purchaser, the purchaser may transfer the shares for cash (only) to a third party, subject to The Pantry's right of first refusal with respect to such sale. Finally, under certain circumstances, a purchaser of shares under the subscription plan may be forced to sell all or part of the shares purchased under such plan if Freeman Spogli finds a third-party buyer for all or part of the shares of common stock held by Freeman Spogli. No issuances of shares under the subscription plan had been made at September 24, 1998. On September 25, 1998 and November 30, 1999, 134,436 shares, net of subsequent repurchases of 6,273 shares, were sold under the subscription plan. These shares were sold at fair value ($11.27), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.5%, due August 31, 2003.

   In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The warrants are exercisable at $7.45 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits, or engages in mergers, reorganizations or reclassifications. The fair value of the warrants at date of issuance approximated $600,000 and is included in additional paid-in capital. None of these warrants had been exercised at September 30, 1999.

                               THE PANTRY, INC.

NOTE 13--RELATED PARTIES:

Transactions With Affiliates

Stock Issuances

   In December 1996, Freeman Spogli purchased 17,500 shares of Series B preferred stock and warrants to purchase 2,346,000 shares of common stock for approximately $17.5 million. The purchase price for the Series B preferred stock was $1,000.00 per share and the purchase price for each of the two warrants was $1.00. The warrants are exercisable at $7.45 per share until December 30, 2006 and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits or engages in mergers, reorganizations or reclassifications. In connection with the IPO, The Pantry repurchased the Series B preferred stock from Freeman Spogli for $17.5 million, plus approximately $6.5 million in accrued dividends. See also Note 11--Preferred Stock.

   In October 1997, in connection with the Lil' Champ acquisition, Freeman Spogli purchased 3,030,471 shares of common stock and Chase purchased 596,190 shares of common stock for an aggregate purchase price of approximately $32.0 million. Peter J. Sodini, The Pantry's Chief Executive Officer, purchased 45,339 shares of common stock for an aggregate purchase price of $400,050, payable $185,000 in cash and $215,050 in the form of a secured promissory note in our favor. The purchase price for the common stock was $8.82 per share. All of the outstanding Series A preferred stock was contributed back to The Pantry and cancelled at this time.

   In July 1998, in connection with the acquisition of Quick Stop and the acquisition of Stallings, Freeman Spogli purchased 1,845,690 shares of common stock and Chase purchased 371,688 shares of common stock for an aggregate purchase price of $25.0 million. The purchase price for the common stock was $11.27 per share.

   In November 1998, Peter Starrett, a director of The Pantry, purchased 22,185 shares of common stock for a purchase price of $250,125. Freeman Spogli has the right to require the sale of Mr. Starrett's shares in the event it sells all of its holdings of common stock.

Payments to Freeman Spogli

   Transaction fees of $1.5 million and $3.0 million, for the fiscal years ended September 25, 1997 and September 24, 1998, respectively, were paid to Freeman Spogli in connection with previous investments and assistance with analyzing acquisition candidates and obtaining financing.

Stockholders' Agreement

   The Pantry has a stockholders' agreement, as amended July 1998, with Freeman Spogli, Chase and Peter J. Sodini in which:

  . Freeman Spogli has a right of first offer enabling it to purchase shares held by Chase or Mr. Sodini prior to transfers of shares of common stock to non-affiliates, other than transfers pursuant to a registration statement or under Rule 144

  . Freeman Spogli has the right to require Chase and Mr. Sodini to sell their shares of common stock to a third party buyer on the same terms as Freeman Spogli if Freeman Spogli is selling all of its shares

  . Freeman Spogli, Chase and Mr. Sodini have rights to be included in sales of common stock by the other stockholders

                               THE PANTRY, INC.

  . Freeman Spogli has agreed, as long as Chase holds 10% of The Pantry's common stock, to vote for a director nominated by Chase

  . Transactions with affiliates will be on terms no less favorable to The Pantry than would be obtained in an arms length transaction and to limit the fees payable to Freeman Spogli

NOTE 14--EARNINGS PER SHARE:

   The Pantry computes earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share (see also Note 11--Preferred Stock):

                                                      1997     1998     1999
                                                     -------  -------  -------
   Net income (loss) applicable to common
    shareholders:
     Income (loss) before extraordinary loss.......  $  (975) $ 4,673  $14,000
     Preferred stock dividend requirement..........   (5,304)  (2,942)  (2,070)
     Redemption of preferred stock in excess of
      carrying amount..............................      --       --    (2,113)
                                                     -------  -------  -------
     Income (loss) applicable to common
      shareholders before extraordinary loss.......   (6,279)   1,731    9,817
     Extraordinary loss............................      --    (7,998)  (3,584)
                                                     -------  -------  -------
     Net income (loss) applicable to common
      shareholders.................................  $(6,279) $(6,267) $ 6,233
                                                     =======  =======  =======
   Earnings per share--basic:
     Weighted-average shares outstanding...........    5,815    9,732   13,768
                                                     =======  =======  =======
     Income (loss) before extraordinary loss per
      share--basic.................................  $ (1.08) $  0.18  $  0.71
     Extraordinary loss per share--basic...........      --     (0.82)   (0.26)
                                                     -------  -------  -------
     Net income (loss) per share--basic............  $ (1.08) $ (0.64) $  0.45
                                                     =======  =======  =======
   Earnings per share--diluted:
     Weighted-average shares outstanding...........    5,815    9,732   13,768
     Dilutive impact of options and warrants
      outstanding..................................      --     1,280    1,308
                                                     -------  -------  -------
     Weighted-average shares and potential dilutive
      shares outstanding...........................    5,815   11,012   15,076
                                                     =======  =======  =======
     Income (loss) before extraordinary loss per
      share--diluted...............................  $ (1.08) $  0.16  $  0.65
     Extraordinary loss per share--diluted.........      --     (0.73)   (0.24)
                                                     -------  -------  -------
     Net income (loss) per share--diluted..........  $ (1.08) $ (0.57) $  0.41
                                                     =======  =======  =======

                               THE PANTRY, INC.

NOTE 15--SUPPLEMENTAL GUARANTORS INFORMATION:

   In connection with the Lil' Champ acquisition and commitments under the acquisition facility, Lil' Champ, Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guaranteed, on an unsecured senior subordinated basis, the full and prompt performance of The Pantry's obligations under its senior subordinated notes and its acquisition facility.

   The senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by the Guarantors and future direct and indirect restricted subsidiaries.

   The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to (i) incur additional debt, (ii) pay dividends or make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments or repurchase stock, (v) create liens, (vi) enter into transactions with affiliates or sale-leaseback transactions, and (vii) merge or consolidate The Pantry or any of its subsidiaries or sell or transfer assets.

   As of September 30, 1999, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   Management has determined that separate, full financial statements of the guarantors (Lil' Champ, Sandhills and Global Communications as of September 30, 1999) would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the guarantors and The Pantry.

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

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Operations

                         Year Ended September 25, 1997
                             (Dollars in Thousands)

                                                  Non-
                            The     Guarantor   Guarantor
                           Pantry   Subsidiary Subsidiary   Eliminations  Total
                          --------  ---------- ----------   ------------ --------
Revenues:
  Merchandise sales.....  $202,440   $   --        $  --      $    --    $202,440
  Gasoline sales........   220,166       --           --           --     220,166
  Commissions...........     4,787       --           --           --       4,787
                          --------   -------   ----------     --------   --------
    Total revenues......   427,393       --           --           --     427,393
                          ========   =======   ==========     ========   ========
Cost of sales:
  Merchandise...........   132,846       --           --           --     132,846
  Gasoline..............   197,268       --           --           --     197,268
                          --------   -------   ----------     --------   --------
    Total cost of
     sales..............   330,114       --           --           --     330,114
                          --------   -------   ----------     --------   --------
Gross profit............    97,279       --           --           --      97,279
                          --------   -------   ----------     --------   --------
Operating expenses:
  Store expenses........    73,225       --          (291)     (12,726)    60,208
  General and
   administrative
   expenses.............    16,731        42           23          --      16,796
  Depreciation and
   amortization.........     9,485        13            6          --       9,504
                          --------   -------   ----------     --------   --------
    Total operating
     expenses...........    99,441        55         (262)     (12,726)    86,508
                          --------   -------   ----------     --------   --------
Income from operations..    (2,162)      (55)         262       12,726     10,771
                          --------   -------   ----------     --------   --------
Equity in earnings of
 subsidiaries...........    16,605       --           --       (16,605)       --
Other income (expense):
  Interest expense......   (16,095)      --           (13)       3,069    (13,039)
  Miscellaneous.........       677    16,207          204      (15,795)     1,293
                          --------   -------   ----------     --------   --------
    Total other
     expense............   (15,418)   16,207          191      (12,726)   (11,746)
                          --------   -------   ----------     --------   --------
Income (loss) before
 income taxes...........      (975)   16,152          453      (16,605)      (975)
Income tax benefit
 (expense)..............       --     (5,492)        (155)       5,647        --
                          --------   -------   ----------     --------   --------
Net income (loss).......  $   (975)  $10,660         $298     $(10,958)  $   (975)
                          ========   =======   ==========     ========   ========
Net loss applicable to
 common shareholders....  $ (6,279)      --           --           --    $ (6,279)
                          ========   =======   ==========     ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 25, 1997
                             (Dollars in Thousands)

                                    Guarantor  Non-Guarantor
                         The Pantry Subsidiary  Subsidiary   Eliminations  Total
                         ---------- ---------- ------------- ------------ --------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income (loss)......  $   (975)  $10,660      $  298       $(10,958)  $   (975)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
   Depreciation and
    amortization........     9,499       --            5            --       9,504
   Provision for
    deferred income
    taxes...............       371       --          --             --         371
   Gain on sale of
    property and
    equipment...........    (1,054)      --          --             --      (1,054)
   Provision for
    environmental
    expenses............     1,574       --          --             --       1,574
   Provision for closed
    stores..............       (11)      --          --             --         (11)
   Equity earnings of
    affiliates..........   (10,958)      --          --          10,958        --
 Changes in operating
  assets and
  liabilities, net:
   Receivables..........       129      (664)          8            --        (527)
   Inventories..........    (2,273)      --          --             --      (2,273)
   Prepaid expenses.....      (426)       (3)        --             --        (429)
   Other noncurrent
    assets..............    (5,378)       14           1          1,068     (4,295)
   Accounts payable.....       600         3         --             --         603
   Other current
    liabilities and
    accrued expenses....     3,396       246         135           (384)     3,393
   Employment
    obligations.........      (698)      --          --             --        (698)
   Other noncurrent
    liabilities.........     2,970      (131)        --            (684)     2,155
                          --------   -------      ------       --------   --------
Net cash provided by
 (used in) operating
 activities.............    (3,234)   10,125         447            --       7,338
                          --------   -------      ------       --------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........    (1,874)      --           (4)            50     (1,828)
 Additions to property
  and equipment.........   (14,749)      --          --             --     (14,749)
 Proceeds from sale
  lease-back
  transactions..........       642       --          753            (50)     1,345
 Proceeds from sale of
  property and
  equipment.............     2,315       --          --             --       2,315
 Intercompany notes
  receivable
  (payable).............     9,982    (9,982)        --             --         --
 Acquisition of related
  businesses, net of
  cash acquired.........   (12,162)      --          --             --     (12,162)
                          --------   -------      ------       --------   --------
Net cash provided by
 (used in) investing
 activities.............   (15,846)   (9,982)        749            --     (25,079)
                          --------   -------      ------       --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital lease
  obligations...........      (303)      --          --             --        (303)
 Principal repayments
  of long-term debt.....       (10)      --          (16)           --         (26)
 Proceeds from issuance
  of long-term debt.....       200       --          --             --         200
 Net proceeds from
  equity issue..........    15,953       --          --             --      15,953
 Other financing
  costs.................       (74)      --          --             --         (74)
                          --------   -------      ------       --------   --------
Net cash provided by
 (used in) financing
 activities.............    15,766       --          (16)           --      15,750
                          --------   -------      ------       --------   --------
Net increase
 (decrease).............    (3,314)      143       1,180            --      (1,991)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     1,512       136       3,690            --       5,338
                          --------   -------      ------       --------   --------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $ (1,802)  $   279      $4,870       $    --    $  3,347
                          ========   =======      ======       ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                     Supplemental Combining Balance Sheets

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                           The                     Non-
                          Pantry   Guarantor    Guarantor
                         (Issuer) Subsidiaries  Subsidiary  Eliminations   Total
                         -------- ------------  ----------  ------------  --------
         ASSETS
         ------
Current assets:
  Cash and cash
   equivalents.......... $ 24,031     $  6,300      $4,073     $     --   $ 34,404
  Receivables, net......   11,211        9,263       1,030       (11,597)    9,907
  Inventories...........   24,933       22,876         --            --     47,809
  Income taxes
   receivable...........      270       (2,098)       (472)        2,788       488
  Prepaid expenses......    1,206        1,007           3           --      2,216
  Property held for
   sale.................    3,761          --          --            --      3,761
  Deferred income
   taxes................    1,262        2,726         --            --      3,988
                         --------     --------      ------     ---------  --------
    Total current
     assets.............   66,674       40,074       4,634        (8,809)  102,573
                         --------     --------      ------     ---------  --------
Investment in
 subsidiaries...........   69,317          --          --        (69,317)      --
                         --------     --------      ------     ---------  --------
Property and equipment,
 net....................  125,340      175,298         340           --    300,978
                         --------     --------      ------     ---------  --------
Other assets:
  Goodwill, net.........   72,375       47,650         --            --    120,025
  Deferred lease costs,
   net..................      269          --          --            --        269
  Deferred financing
   costs, net...........   14,545          --          --            --     14,545
  Environmental
   receivables..........   11,566        1,621         --            --     13,187
  Intercompany notes
   receivable...........   19,803       49,705         --        (69,508)      --
  Other.................      155        3,088         --            --      3,243
                         --------     --------      ------     ---------  --------
    Total other assets..  118,713      102,064         --        (69,508)  151,269
                         --------     --------      ------     ---------  --------
    Total assets........ $380,044     $317,436      $4,974     $(147,634) $554,820
                         ========     ========      ======     =========  ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                     Supplemental Combining Balance Sheets

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                                 The                     Non-
                                Pantry    Guarantor   Guarantor
                               (Issuer)  Subsidiaries Subsidiary Eliminations  Total
                               --------  ------------ ---------- ------------ --------
 LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT):
 -----------------------------
Current liabilities:
  Current maturities of long-
   term debt.................. $     17    $     10     $   18    $     --    $     45
  Current maturities of
   capital lease obligations..      213       1,027        --           --       1,240
  Accounts payable:
    Trade.....................   28,563      20,996        --           --      49,559
    Money orders..............    4,112       1,069        --           --       5,181
  Accrued interest............   11,564       1,283          1       (1,136)    11,712
  Accrued compensation and
   related taxes..............    4,366       2,352          1          --       6,719
  Other accrued taxes.........    3,108       3,899        --           --       7,007
  Accrued insurance...........    3,188       2,557        --           --       5,745
  Other accrued liabilities...   11,118      18,877        122       (5,769)    24,348
                               --------    --------     ------    ---------   --------
      Total current
       liabilities............   66,249      52,070        142       (6,905)   111,556
                               --------    --------     ------    ---------   --------
Long-term debt................  188,151     139,000        118          --     327,269
                               --------    --------     ------    ---------   --------
Other noncurrent liabilities:
  Environmental costs.........   13,487       3,650        --           --      17,137
  Deferred income taxes.......      (36)     22,001        --        (1,599)    20,366
  Deferred revenue............   13,680       2,980        --           --      16,660
  Capital lease obligations...    1,534      10,595        --           --      12,129
  Employment obligations......      934         --         --           --         934
  Accrued dividends on
   preferred stock............    4,391         --         --           --       4,391
  Intercompany note payable...   50,705      20,822        --       (71,527)       --
  Other.......................    1,645       2,757         38          634      5,074
                               --------    --------     ------    ---------   --------
Total other noncurrent
 liabilities..................   86,340      62,805         38      (72,492)    76,691
                               --------    --------     ------    ---------   --------
Shareholders' Equity
 (Deficit):
  Preferred stock.............      --          --         --           --         --
  Common stock................      117           1        --            (1)       117
  Additional paid-in capital..   68,939       6,758      5,001      (11,759)    68,939
  Shareholder loan............     (215)        --         --           --        (215)
  Accumulated earnings
   (deficit)..................  (29,537)     56,802       (325)     (56,477)   (29,537)
                               --------    --------     ------    ---------   --------
      Total shareholders'
       equity (deficit).......   39,304      63,561      4,676      (68,237)    39,304
                               --------    --------     ------    ---------   --------
      Total liabilities and
       shareholders' equity
       (deficit).............. $380,044    $317,436     $4,974    $(147,634)  $554,820
                               ========    ========     ======    =========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                 Supplemental Combining Statement of Operations

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                            The                     Non-
                           Pantry    Guarantor   Guarantor
                          (Issuer)  Subsidiaries Subsidiary Eliminations  Total
                          --------  ------------ ---------- ------------ --------
Revenues:
  Merchandise sales.....  $245,402    $215,396     $ --       $    --    $460,798
  Gasoline sales........   269,865     240,093       --            --     509,958
  Commissions...........     6,838       7,290       --            --      14,128
                          --------    --------     -----      --------   --------
    Total revenues......   522,105     462,779       --            --     984,884
                          --------    --------     -----      --------   --------
Cost of sales:
  Merchandise...........   162,027     141,941       --            --     303,968
  Gasoline..............   238,381     209,184       --            --     447,565
                          --------    --------     -----      --------   --------
    Total cost of
     sales..............   400,408     351,125       --            --     751,533
                          --------    --------     -----      --------   --------
Gross profit............   121,697     111,654       --            --     233,351
                          --------    --------     -----      --------   --------
Operating expenses:
  Store expenses........    89,774      66,046      (240)      (15,491)   140,089
  General and
   administrative
   expenses.............    18,398      14,341        22           --      32,761
  Merger integration
   costs................       --        1,016       --            --       1,016
  Depreciation and
   amortization.........    14,003      13,633         6           --      27,642
                          --------    --------     -----      --------   --------
    Total operating
     expenses...........   122,175      95,036      (212)      (15,491)   201,508
                          --------    --------     -----      --------   --------
Income (loss) from
 operations.............      (478)     16,618       212        15,491     31,843
                          --------    --------     -----      --------   --------
Equity in earnings of
 subsidiaries...........    22,864         --        --        (22,864)       --
                          --------    --------     -----      --------   --------
Other income (expense):
  Interest expense......   (18,241)    (14,926)      (12)        4,233    (28,946)
  Miscellaneous.........       528      20,943        29       (19,724)     1,776
                          --------    --------     -----      --------   --------
    Total other income
     (expense)..........   (17,713)      6,017        17       (15,491)   (27,170)
                          --------    --------     -----      --------   --------
Income (loss) before
 income taxes and
 extraordinary loss.....     4,673      22,635       229       (22,864)     4,673
Income tax benefit
 (expense)..............       --       (8,337)     (250)        8,587        --
                          --------    --------     -----      --------   --------
Net income (loss) before
 extraordinary loss.....     4,673      14,298       (21)      (14,277)     4,673
Extraordinary loss......    (7,998)        --        --            --      (7,998)
                          --------    --------     -----      --------   --------
Net income (loss).......  $ (3,325)   $ 14,298     $ (21)     $(14,277)  $ (3,325)
                          ========    ========     =====      ========   ========
Net loss applicable to
 common shareholders....  $ (6,267)   $    --      $ --       $    --    $ (6,267)
                          ========    ========     =====      ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                             The      Guarantor   Non-Guarantor
                           Pantry    Subsidiaries  Subsidiary   Eliminations   Total
                          ---------  ------------ ------------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income (loss).......  $  (3,325)  $  14,298      $   (21)     $(14,277)  $  (3,325)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
  Extraordinary loss....      2,006         --           --            --        2,006
  Depreciation and
   amortization.........     14,014      13,623            5           --       27,642
  Provision for deferred
   income taxes.........        --        1,737          --         (1,599)        138
  Loss on sale of
   property and
   equipment............         88         443          --            --          531
  Provision for
   environmental
   expenses.............      5,681         500          --            --        6,181
  Provision for closed
   stores...............         50         --           --            --           50
  Equity earnings of
   affiliates...........    (15,359)        --           --         15,359         --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........    (10,380)     (2,165)      (1,017)        5,050      (8,512)
  Inventories...........        986      (5,504)         --            --       (4,518)
  Prepaid expenses......        (11)        401          --            --          390
  Other noncurrent
   assets...............        379         681        4,050             1       5,111
  Accounts payable......     13,393         503          --            --       13,896
  Other current
   liabilities and
   accrued expenses.....     11,632      (6,497)         254        (3,148)      2,241
  Employment
   obligations..........       (407)        --           --            --         (407)
  Other noncurrent
   liabilities..........      8,459      (2,483)          (2)          634       6,608
                          ---------   ---------      -------      --------   ---------
Net cash provided by
 operating activities...     27,206      15,537        3,269         2,020      48,032
                          ---------   ---------      -------      --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property
   held for sale........     (5,203)        --           --            --       (5,203)
  Additions to property
   and equipment........    (26,483)    (15,584)         --            --      (42,067)
  Proceeds from sale
   lease-back
   transactions.........      4,807         --           --            --        4,807
  Proceeds from sale of
   property and
   equipment............      2,102       5,546          --            --        7,648
  Intercompany notes
   receivable
   (payable)............     (8,532)     10,551          --         (2,019)        --
  Acquisition of related
   businesses, net of
   cash acquired........   (102,684)   (147,908)         --            --     (250,592)
                          ---------   ---------      -------      --------   ---------
Net cash used in
 investing activities...   (135,993)   (147,395)         --         (2,019)   (285,407)
                          ---------   ---------      -------      --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Principal repayments
   under capital
   leases...............       (303)     (1,121)         --            --       (1,424)
  Principal repayments
   of long-term debt....    (51,516)        (10)         (17)          --      (51,543)
  Proceeds from issuance
   of long-term debt....    139,499     139,010          --             (1)    278,508
  Net proceeds from
   stock issuances......     56,935         --           --            --       56,935
  Other financing
   costs................    (14,044)        --           --            --      (14,044)
                          ---------   ---------      -------      --------   ---------
Net cash provided by
 (used in) financing
 activities.............    130,571     137,879          (17)           (1)    268,432
                          ---------   ---------      -------      --------   ---------
Net increase............     21,784   $   6,021        3,252           --       31,057
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......      2,247         279          821           --        3,347
                          ---------   ---------      -------      --------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $  24,031   $   6,300      $ 4,073      $    --    $  34,404
                          =========   =========      =======      ========   =========

                                THE PANTRY, INC.

                       The Pantry, Inc. and Subsidiaries

                     Supplemental Combining Balance Sheets

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                           The
                          Pantry   Guarantor   Non-Guarantor
                         (Issuer) Subsidiaries  Subsidiary   Eliminations  Total
                         -------- ------------ ------------- ------------ --------
         ASSETS
Current assets:
  Cash and cash
   equivalents.......... $ 16,446   $  9,870      $ 4,841     $     --    $ 31,157
  Receivables, net......   34,761     46,179        3,119       (59,825)    24,234
  Inventories...........   40,714     35,523          --            --      76,237
  Prepaid expenses......    2,186        958          353           --       3,497
  Property held for
   sale.................      135        --           --            --         135
  Deferred income
   taxes................    2,220      2,621            8           --       4,849
                         --------   --------      -------     ---------   --------
    Total current
     assets.............   96,462     95,151        8,321       (59,825)   140,109
                         --------   --------      -------     ---------   --------
Investment in
 subsidiaries...........  119,590        --           --       (119,590)       --
                         --------   --------      -------     ---------   --------
Property and equipment,
 net....................  160,809    244,622       16,254           --     421,685
                         --------   --------      -------     ---------   --------
Other assets:
  Goodwill, net.........  127,056     70,649          --            --     197,705
  Deferred lease costs,
   net..................      224        --           --            --         224
  Deferred financing
   costs, net...........   12,680        --           --            --      12,680
  Environmental
   receivables..........   11,959      1,177          --            --      13,136
  Intercompany notes
   receivable...........  248,650     49,705       17,124      (315,479)       --
  Other.................    3,558      4,053          568           --       8,179
                         --------   --------      -------     ---------   --------
    Total other assets..  404,127    125,584       17,692      (315,479)   231,924
                         --------   --------      -------     ---------   --------
    Total assets........ $780,988   $465,357      $42,267     $(494,894)  $793,718
                         ========   ========      =======     =========   ========

                                THE PANTRY, INC.

                       The Pantry, Inc. and Subsidiaries

               Supplemental Combining Balance Sheets--(Continued)

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                                 The                     Non-
                                Pantry    Guarantor   Guarantor
                               (Issuer)  Subsidiaries Subsidiary Eliminations  Total
                               --------  ------------ ---------- ------------ --------
 LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT):
 -----------------------------
Current liabilities:
  Current maturities of long-
   term debt.................. $ 10,370    $    296    $    21    $     --    $ 10,687
  Current maturities of
   capital lease obligations..      178       1,027                              1,205
  Accounts payable:
    Trade.....................   50,866      31,360      2,919         (134)    85,011
    Money orders..............      775       3,338        --           --       4,113
  Accrued interest............   16,060         --           1       (6,133)     9,928
  Accrued compensation and
   related taxes..............    4,730       3,310          2          --       8,042
  Income taxes payable........    6,784      12,499        447      (14,726)     5,004
  Other accrued taxes.........    5,041       8,793        --           --      13,834
  Accrued insurance...........    3,401       5,419        --           --       8,820
  Other accrued liabilities...   36,480      13,846      4,366      (33,716)    20,976
                               --------    --------    -------    ---------   --------
      Total current
       liabilities............  134,685      79,888      7,756      (54,709)   167,620
                               --------    --------    -------    ---------   --------
Long-term debt................  429,235         889         96          --     430,220
                               --------    --------    -------    ---------   --------
Other noncurrent liabilities:
  Environmental costs.........   13,010       2,392        --           --      15,402
  Deferred income taxes.......    2,810      21,766      1,669          --      26,245
  Deferred revenue............   20,705       8,024        --           --      28,729
  Capital lease obligations...    4,063       9,409        --           --      13,472
  Employment obligations......      486         --         --           --         486
  Intercompany note payable...   68,829     249,715      3,997     (322,541)       --
  Other.......................    2,968       4,143         36          200      7,347
                               --------    --------    -------    ---------   --------
Total other noncurrent
 liabilities..................  112,871     295,449      5,702     (322,341)    91,681
                               --------    --------    -------    ---------   --------
Shareholders' Equity
 (Deficit):
  Preferred stock.............      --          --         --           --         --
  Common stock................      182           1      5,001       (5,002)       182
  Additional paid-in capital..  128,256       6,882     24,212      (31,094)   128,256
  Shareholder loans...........     (937)        --         --           --        (937)
  Accumulated earnings
   (deficit)..................  (23,304)     82,248       (500)     (81,748)   (23,304)
                               --------    --------    -------    ---------   --------
      Total shareholders'
       equity (deficit).......  104,197      89,131     28,713     (117,844)   104,197
                               --------    --------    -------    ---------   --------
      Total liabilities and
       shareholders' equity
       (deficit).............. $780,988    $465,357    $42,267    $(494,894)  $793,718
                               ========    ========    =======    =========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                 Supplemental Combining Statement of Operations

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations   Total
                          ---------- ------------ ------------- ------------ ----------
Revenues:
  Merchandise sales.....   $402,013    $329,668       $ --        $    --    $  731,681
  Gasoline sales........    550,940     372,846         --             --       923,786
  Commissions...........     13,831       9,560          12            --        23,403
                           --------    --------       -----       --------   ----------
    Total revenues......    966,784     712,074          12            --     1,678,870
                           --------    --------       -----       --------   ----------
Cost of sales:
  Merchandise...........    268,750     220,508         --             --       489,258
  Gasoline..............    491,793     326,991         --             --       818,784
                           --------    --------       -----       --------   ----------
    Total cost of
     sales..............    760,543     547,499         --             --     1,308,042
                           --------    --------       -----       --------   ----------
Gross profit............    206,241     164,575          12            --       370,828
                           --------    --------       -----       --------   ----------
Operating expenses:
  Store expenses........    148,470      94,733        (243)       (28,576)     214,384
  General and
   administrative
   expenses.............     25,807      22,385         276            --        48,468
  Depreciation and
   amortization.........     22,855      19,525         418            --        42,798
                           --------    --------       -----       --------   ----------
    Total operating
     expenses...........    197,132     136,643         451        (28,576)     305,650
                           --------    --------       -----       --------   ----------
Income from operations..      9,109      27,932        (439)        28,576       65,178
                           --------    --------       -----       --------   ----------
Equity in earnings of
 subsidiaries...........     39,871           6         --         (39,877)         --
                           --------    --------       -----       --------   ----------
Other income (expense):
  Interest expense......    (24,063)    (22,186)        (13)         4,982      (41,280)
  Miscellaneous.........       (167)     34,292         276        (33,549)         852
                           --------    --------       -----       --------   ----------
    Total other income
     (expense)..........    (24,230)     12,106         263        (28,567)     (40,428)
                           --------    --------       -----       --------   ----------
Income (loss) before
 income taxes and
 extraordinary loss.....     24,750      40,044        (176)       (39,868)      24,750
Income tax benefit
 (expense)..............    (10,750)    (14,571)        --          14,571      (10,750)
                           --------    --------       -----       --------   ----------
Net income (loss) before
 extraordinary loss.....     14,000      25,473        (176)       (25,297)      14,000
Extraordinary loss......     (3,584)        --          --             --        (3,584)
                           --------    --------       -----       --------   ----------
Net income (loss).......   $ 10,416    $ 25,473       $(176)      $(25,297)  $   10,416
                           ========    ========       =====       ========   ==========
Net income (loss)
 applicable to common
 Shareholders...........   $  6,233    $ 25,473       $(176)      $(25,297)  $    6,233
                           ========    ========       =====       ========   ==========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                             The      Guarantor   Non-Guarantor
                           Pantry    Subsidiaries  Subsidiary   Eliminations   Total
                          ---------  ------------ ------------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net Income (loss).......  $  10,416    $25,473      $   (176)    $ (25,297)  $  10,416
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
  Extraordinary loss....      3,406        --            --            --        3,406
  Depreciation and
   amortization.........     22,855     19,525           418           --       42,798
  Provision for deferred
   income taxes.........      1,851     (2,982)        1,661           --          530
  Loss on sale of
   property and
   equipment............        402      4,082           --            --        4,484
  Provision for
   environmental
   expenses.............       (477)    (1,258)          --            --       (1,735)
  Equity earnings of
   affiliates...........    (51,352)       --         24,212        27,140         --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (7,238)   (31,063)       (2,071)       49,826       9,454
  Inventories...........     (6,071)    (5,084)          --            --      (11,155)
  Prepaid expenses......        (59)       402          (350)          --           (7)
  Other noncurrent
   assets...............         12       (974)         (568)          (10)     (1,540)
  Accounts payable......     15,238      1,053         2,919          (107)     19,103
  Other current
   liabilities and
   accrued expenses.....     27,365     (3,987)        4,203       (45,006)    (17,425)
  Employment
   obligations..........       (448)       --            --            --         (448)
  Other noncurrent
   liabilities..........      8,347      2,774            (2)         (433)     10,686
                          ---------    -------      --------     ---------   ---------
Net cash provided by
 operating activities...     24,247      7,961        30,246         6,113      68,567
                          ---------    -------      --------     ---------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property
   held for sale........       (178)       --            --            --         (178)
  Additions to property
   and equipment........    (10,502)   (20,582)      (16,332)          --      (47,416)
  Proceeds from sale
   lease-back
   transactions.........        524     10,200           --            --       10,724
  Proceeds from sale of
   property and
   equipment............      1,959        407           --            --        2,366
  Intercompany notes
   receivable
   (payable)............     23,858     89,893       (13,127)     (100,624)        --
  Acquisition of related
   businesses, net of
   cash acquired........   (206,108)   (82,817)          --         94,511    (194,414)
                          ---------    -------      --------     ---------   ---------
Net cash used in
 investing activities...   (190,447)    (2,899)      (29,459)       (6,113)   (228,918)
                          ---------    -------      --------     ---------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Principal repayments
   under capital
   leases...............       (309)    (1,186)          --            --       (1,495)
  Principal repayments
   of long-term debt....   (184,563)      (306)          (19)          --     (184,888)
  Proceeds from issuance
   of long-term debt....    297,000        --            --            --      297,000
  Redemption of Series B
   preferred stock......    (17,500)       --            --            --      (17,500)
  Net proceeds from
   initial public
   offering.............     72,979        --            --            --       72,979
  Net proceeds from
   other stock
   issuances............      1,068        --            --            --        1,068
  Accrued dividends paid
   on preferred stock...     (6,461)       --            --            --       (6,461)
  Other financing
   costs................     (3,599)       --            --            --       (3,599)
                          ---------    -------      --------     ---------   ---------
Net cash provided by
 (used in) financing
 activities.............    158,615     (1,492)          (19)          --      157,104
                          ---------    -------      --------     ---------   ---------
Net increase (decrease)
 .......................     (7,585)   $ 3,570           768           --       (3,247)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     24,031      6,300         4,073           --       34,404
                          ---------    -------      --------     ---------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $  16,446    $ 9,870      $  4,841     $     --    $  31,157
                          =========    =======      ========     =========   =========

                               THE PANTRY, INC.

NOTE 16--SUBSEQUENT EVENTS:

   In four separate transactions subsequent to fiscal year end 1999, the Company acquired 64 stores located in Georgia (49), North Carolina (7), South Carolina (7) and Florida (1). These transactions were primarily funded from borrowings under the Company's bank credit facility, as amended, and cash on hand.

   On October 27, 1999, the Company entered into an amendment to its bank credit facility which increased the borrowing capacity to include an additional $75.0 million term loan. The term loan bears interest, at the Company's option, based on margins over a base rate or an adjusted Eurodollar rate. Proceeds from the term loan were used to prepay amounts outstanding under the acquisition facility and to fund acquisitions closed subsequent to September 30, 1999.

NOTE 17--QUARTERLY FINANCIAL DATA (unaudited):

Summary quarterly financial data for 1998 and 1999 is as follows:

                               Year Ended September 24, 1998                    Year Ended September 30, 1999
                        ----------------------------------------------  -----------------------------------------------
                         First     Second    Third    Fourth             First    Second    Third    Fourth
                        Quarter   Quarter   Quarter  Quarter    Year    Quarter  Quarter   Quarter  Quarter     Year
                        --------  --------  -------- -------- --------  -------- --------  -------- -------- ----------
Total revenue.......... $195,171  $220,670  $254,577 $314,466 $984,884  $315,607 $359,792  $456,704 $546,767 $1,678,870
Gross profit........... $ 45,365  $ 53,287  $ 60,365 $ 74,334 $233,351  $ 72,380 $ 83,561  $100,431 $114,456 $  370,828
Income (loss) before
 income taxes and
 extraordinary loss:    $   (501) $ (2,084) $  3,136 $  4,122 $  4,673  $  1,397 $    398  $  9,119 $ 13,836 $   24,750
Net income (loss)...... $ (6,889) $ (1,580) $  2,509 $  2,635 $ (3,325) $  1,065 $ (3,545) $  5,210 $  7,686 $   10,416
Earnings per share
 before extraordinary
 loss:
 Basic................. $  (0.12) $  (0.23) $   0.19 $   0.30 $   0.18  $   0.03 $  (0.06) $   0.19 $   0.42 $     0.71
 Diluted............... $  (0.12) $  (0.23) $   0.18 $   0.27 $   0.16  $   0.03 $  (0.06) $   0.18 $   0.40 $     0.65
Earnings per share:
 Basic................. $  (0.93) $  (0.23) $   0.19 $   0.17 $  (0.64) $   0.03 $  (0.36) $   0.19 $   0.42 $     0.45
 Diluted............... $  (0.93) $  (0.23) $   0.18 $   0.15 $  (0.57) $   0.03 $  (0.36) $   0.18 $   0.40 $     0.41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Our Directors and Executive Officers

   Information on our directors is incorporated by reference from the section entitled "Proposal 1: Election of Directors" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 23, 2000. Information on our executive officers is included in the section entitled "Executive Officers" on page 11 of this report.

Item 11. Executive Compensation

   This information is incorporated by reference from the section entitled "Executive Compensation" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 23, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information is incorporated by reference from the section entitled "Principal Stockholders" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 23, 2000.

Item 13. Certain Relationships and Related Transactions

   This information is incorporated by reference from the sections entitled "Principal Stockholders" and "Transactions with Affiliates" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 23, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules and Exhibits--The following documents are filed as part of this Annual Report on Form 10-K.

    (i) Consolidated Financial Statements--See index on page 29.

    (ii) Financial Statement Schedule--See index on page 29.

    (iii) Exhibits:

   Exhibit
   Number                         Description of Document
  ---------                       -----------------------
   2.1(1)   Stock Purchase Agreement dated August 26, 1997 by and between PH
            Holding Corporation ("PH Holding") and Docks U.S.A., Inc.
   2.2(1)   Assignment and Assumption Agreement dated October 23, 1997 between
            PH Holding and The Pantry.
   2.3(2)   Asset Purchase Agreement dated June 5, 1998 between Quick Stop Food
            Mart, Inc. and The Pantry.
   2.4(3)   Asset Purchase Agreement dated July 6, 1998 between Stallings Oil
            Company and The Pantry.
   2.5(4)   Asset Purchase Agreement dated September 28, 1998, as amended on
            November 5, 1998, by and among Express Stop, Inc., Bryan Oil
            Company, Inc., Market Express of Shallotte, Inc., Lennon Oil
            Company and The Pantry.
   2.6(9)   Purchase Agreement dated November 30, 1998 among Lil Champ Food
            Stores, Inc. and the Selling Shareholders of Miller: Thomas A.
            Miller, Joseph E. Miller, The Miller Investments Trust U/A dated
            October 11, 1995 and The George C. Miller, Jr. Estate Trust U/A
            dated June 30, 1989, and Miller Brothers and Circle Investments,
            Ltd. and Miller.
  2.7(12)   Asset Purchase Agreement dated January 14, 1999 between Taylor Oil
            Company and The Pantry.
  2.8(13)   Stock Purchase Agreement dated June 16, 1999 between Greg Ryberg,
            Tim Dangerfield, Jim Victor and The Pantry.
  2.9(14)   Stock Purchase Agreement dated as of September 24, 1999 between
            Michael F. Mansfield and The Pantry.
  2.10(15)  Letter Agreement dated October 7, 1999 between Michael F. Mansfield and The Pantry amending the Stock Purchase Agreement referenced in exhibit 2.9 above.
  3.1(16)   Amended and Restated Certificate of Incorporation of The Pantry.
  3.2(16)   Amended and Restated Bylaws of The Pantry.
   4.1(5)   Indenture dated as of October 23, 1997 among The Pantry, Sandhills,
            Lil' Champ and United States Trust Company of New York, as Trustee,
            with respect to the 10 1/4% Senior Subordinated Notes due 2007
            (including the form of 10 1/4% Senior Subordinated Note due 2007).
  4.2(17)   Amended and Restated Registration Rights Agreement dated July 2,
            1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
            FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
            International, L.P. ("FSEP International"), Peter J. Sodini, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
            Partners.
  4.3(17)   Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
            Partners and Peter J. Sodini.
 10.1(6)(7) The Pantry, Inc. 1998 Stock Option Plan.

   Exhibit
    Number                         Description of Document
  ----------                       -----------------------
  10.2(17)   Form of Incentive Stock Option Agreement.
   10.3(1)   Stock Purchase Agreement dated October 23, 1997 among The Pantry,
             FSEP III, FSEP International, CB Capital Investors, L.P. and Peter
             J. Sodini.
   10.4(1)   Contribution to Capital Agreement dated October 23, 1997 among The
             Pantry, FSEP III, FSEP International, Chase Manhattan Capital,
             L.P., and Baseball Partners.
   10.5(1)   Stock Pledge Agreement dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
   10.6(1)   Secured Promissory Note dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
 10.7(1)(7)  Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry (same form of agreement with Daniel McCormack and
             Douglas Sweeney).
  10.8(10)   Amended and Restated Credit Agreement dated as of January 27, 1999 among The Pantry, the financial institutions listed therein
             (collectively, "Lenders"), First Union National Bank ("First
             Union"), as administrative agent, and Canadian Imperial Bank of
             Commerce ("CIBC"), as syndication agent for Lenders.
   10.9(1)   Company Security Agreement dated as of October 23, 1997 between
             The Pantry and First Union, as administrative agent.
  10.10(1)   Company Pledge Agreement dated as of October 23, 1997 between The
             Pantry and First Union, as administrative agent.
  10.11(1)   Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
 10.13(1)(7) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
  10.14(1)   Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (North Carolina)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union as Agent.
  10.15(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (South Carolina)
             dated October 23, 1997 between The Pantry and First Union, as
             Agent.
  10.16(1)   Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Tennessee)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union, as Agent.
  10.17(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
  10.18(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as
             Agent.
  10.19(1)   Form of Mortgage, Security Agreement, Assignment of Rents and
             Leases and Fixture Filing (Florida) dated October 23, 1997 between
             Lil' Champ and First Union, as Agent.
  10.20(1)   Form of Deed to Secure Debt, Security Agreement, and Assignment of
             Rents (Georgia) dated October 23, 1997 between Lil' Champ and
             First Union, as Agent.
  10.21(17)  Form of Subsidiary Guaranty.
  10.22(17)  Form of Subsidiary Security Agreement.
  10.23(17)  Form of Subsidiary Pledge Agreement.
  10.24(17)  Form of Subsidiary Trademark Security Agreement.
  10.25(8)   The Pantry Inc. 1998 Stock Subscription Plan.
  10.26(17)  Form of Stock Subscription Agreement.

  Exhibit
   Number                         Description of Document
  --------                        -----------------------
 10.27(17) Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
           IV and CB Capital Investors, L.P.
 10.28(17) Distribution Service Agreement dated as of March 29, 1998 among The
           Pantry, Lil' Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the
           Securities and Exchange Commission).
 10.29(17) Form of Indemnification Agreement.
 10.30(17) Common Stock Purchase Warrant dated December 30, 1996.
 10.31(17) Common Stock Purchase Warrant dated December 30, 1996.
 10.32(17) Form of 1999 Stock Option Plan.
 10.33(18) First Amendment to Amended Credit Agreement dated as of April 30,
           1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.
 10.34(18) Amendment No. 1 to Employment Agreement between The Pantry and Peter
           J. Sodini.
 10.35(18) Amendment No. 1 to the Amended and Restated Stockholder's Agreement
           dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP
           International, Chase Manhattan Capital, L.P., CB Capital Investors,
           L.P., Baseball Partners and Peter J. Sodini.
 10.36(18) Amendment No. 1 to the Amended and Restated Registration Rights
           Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP
           IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital
           Investors, L.P., Baseball Partners and Peter J. Sodini.
   12.1    Statement re Computation of Earnings to Fixed Charges Ratio.
   21.1    Subsidiaries of The Pantry.
   23.1    Consent of Deloitte & Touche LLP.
   27.1    Financial Data Schedule.

   99.1    Risk Factors.

--------
 (1) Incorporated by reference to the exhibit designated by the same number in The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811) (the "Form S-4").
 (2) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated July 17, 1998.
 (3) Incorporated by reference to the exhibit designated by exhibit number 2.3 in The Pantry's Current Report on Form 8-K dated July 17, 1998.
 (4) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated November 6, 1998.
 (5) Incorporated by reference to the exhibit designated by exhibit number 4.5 in the Form S-4.
 (6) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
 (7) Represents a management contract or compensation plan arrangement.
 (8) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K dated December 23, 1998.
 (9) Incorporated by reference to the exhibit designated by exhibit 2.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (10) Incorporated by reference to the exhibit designated by exhibit 10.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (11) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K for the year ended September 28, 1995.
 (12) Incorporated by reference to the exhibit designated by exhibit number
      2.1 in The Pantry's Current Report on Form 8-K dated March 12, 1999.

 (13) Incorporated by reference to the exhibit designated by exhibit number
      2.1 in The Pantry's Current Report on Form 8-K dated August 6, 1999.
 (14) Incorporated by reference to the exhibit designated by exhibit number
      2.1 in The Pantry's Current Report on Form 8-K dated November 24, 1999.
 (15) Incorporated by reference to the exhibit designated by exhibit number
      2.3 in The Pantry's Current Report on Form 8-K dated November 24, 1999.
 (16) Incorporated by reference to the exhibit designated by exhibit number
      3.3 in The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221) (the "Form S-1").
 (17) Incorporated by reference to the exhibit designated by the same number in the Form S-1.
 (18) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

   (b) Reports on Form 8-K.

    (i) On August 6, 1999, the Company filed a Current Report on Form 8-K announcing its acquisition of 100% of the outstanding capital stock of R&H Maxxon, Inc. ("Maxxon") on July 22, 1999. On October 5, 1999, the Company filed a Current Report on Form 8-K/A which provided the following financial statements for the acquisition:

      Audited financial statements of Maxxon as of June 30, 1999, 1998 and 1997, and for each of the three years in the period ended June 30, 1999:

        (1) Report of Independent Certified Public Accountants
        (2) Balance Sheets
        (3) Statements of Income
        (4) Statements of Changes in Stockholders' Equity
        (5) Statements of Cash Flows
        (6) Notes to Financial Statements

      Unaudited pro forma consolidated financial data:

        (1) Introduction to Unaudited Pro Forma Financial Data
        (2) Unaudited Pro Forma Balance Sheet Data as of June 24, 1999
        (3) Notes to Unaudited Pro Forma Balance Sheet Data
        (4) Unaudited Pro Forma Statement of Operations Data for the Nine-Month Period Ended June 24, 1999
        (5) Unaudited Pro Forma Statement of Operations Data for the Year Ended September 24, 1998
        (6) Notes to Unaudited Pro Forma Statements of Operations Data

    (ii) Subsequent to fiscal year-end 1999, on November 24, 1999, the Company filed a Current Report on Form 8-K announcing its acquisition of 100% of the outstanding capital stock of Kangaroo, Inc. on November 11, 1999.

   (c) See (a)(iii) above.

   (d) See (a)(ii) above.

                                 EXHIBIT INDEX

   Exhibit
   Number                         Description of Document
  ---------                       -----------------------
   2.1(1)   Stock Purchase Agreement dated August 26, 1997 by and between PH
            Holding Corporation ("PH Holding") and Docks U.S.A., Inc.
   2.2(1)   Assignment and Assumption Agreement dated October 23, 1997 between
            PH Holding and The Pantry.
   2.3(2)   Asset Purchase Agreement dated June 5, 1998 between Quick Stop Food
            Mart, Inc. and The Pantry.
   2.4(3)   Asset Purchase Agreement dated July 6, 1998 between Stallings Oil
            Company and The Pantry.
   2.5(4)   Asset Purchase Agreement dated September 28, 1998, as amended on
            November 5, 1998, by and among Express Stop, Inc., Bryan Oil
            Company, Inc., Market Express of Shallotte, Inc., Lennon Oil
            Company and The Pantry.
   2.6(9)   Purchase Agreement dated November 30, 1998 among Lil Champ Food
            Stores, Inc. and the Selling Shareholders of Miller: Thomas A.
            Miller, Joseph E. Miller, The Miller Investments Trust U/A dated
            October 11, 1995 and The George C. Miller, Jr. Estate Trust U/A
            dated June 30, 1989, and Miller Brothers and Circle Investments,
            Ltd. and Miller.
  2.7(12)   Asset Purchase Agreement dated January 14, 1999 between Taylor Oil
            Company and The Pantry.
  2.8(13)   Stock Purchase Agreement dated June 16, 1999 between Greg Ryberg,
            Tim Dangerfield, Jim Victor and The Pantry.
  2.9(14)   Stock Purchase Agreement dated as of September 24, 1999 between
            Michael F. Mansfield and The Pantry.
  2.10(15)  Letter Agreement dated October 7, 1999 between Michael F. Mansfield and The Pantry amending the Stock Purchase Agreement referenced in exhibit 2.9 above.
  3.1(16)   Amended and Restated Certificate of Incorporation of The Pantry.
  3.2(16)   Amended and Restated Bylaws of The Pantry.
   4.1(5)   Indenture dated as of October 23, 1997 among The Pantry, Sandhills,
            Lil' Champ and United States Trust Company of New York, as Trustee,
            with respect to the 10 1/4% Senior Subordinated Notes due 2007
            (including the form of 10 1/4% Senior Subordinated Note due 2007).
  4.2(17)   Amended and Restated Registration Rights Agreement dated July 2,
            1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
            FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
            International, L.P. ("FSEP International"), Peter J. Sodini, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
            Partners.
  4.3(17)   Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
            Partners and Peter J. Sodini.
 10.1(6)(7) The Pantry, Inc. 1998 Stock Option Plan.
  10.2(17)  Form of Incentive Stock Option Agreement.
  10.3(1)   Stock Purchase Agreement dated October 23, 1997 among The Pantry,
            FSEP III, FSEP International, CB Capital Investors, L.P. and Peter
            J. Sodini.
  10.4(1)   Contribution to Capital Agreement dated October 23, 1997 among The
            Pantry, FSEP III, FSEP International, Chase Manhattan Capital,
            L.P., and Baseball Partners.

   Exhibit
    Number                         Description of Document
  ----------                       -----------------------
   10.5(1)   Stock Pledge Agreement dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
   10.6(1)   Secured Promissory Note dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
 10.7(1)(7)  Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry (same form of agreement with Daniel McCormack and
             Douglas Sweeney).
  10.8(10)   Amended and Restated Credit Agreement dated as of January 27, 1999 among The Pantry, the financial institutions listed therein
             (collectively, "Lenders"), First Union National Bank ("First
             Union"), as administrative agent, and Canadian Imperial Bank of
             Commerce ("CIBC"), as syndication agent for Lenders.
   10.9(1)   Company Security Agreement dated as of October 23, 1997 between
             The Pantry and First Union, as administrative agent.
  10.10(1)   Company Pledge Agreement dated as of October 23, 1997 between The
             Pantry and First Union, as administrative agent.
  10.11(1)   Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
  10.12(1)   Collateral Account Agreement dated as of October 23, 1997 between
             The Pantry and First Union, as administrative agent.
 10.13(1)(7) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
  10.14(1)   Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (North Carolina)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union as Agent.
  10.15(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (South Carolina)
             dated October 23, 1997 between The Pantry and First Union, as
             Agent.
  10.16(1)   Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Tennessee)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union, as Agent.
  10.17(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
  10.18(1)   Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as
             Agent.
  10.19(1)   Form of Mortgage, Security Agreement, Assignment of Rents and
             Leases and Fixture Filing (Florida) dated October 23, 1997 between
             Lil' Champ and First Union, as Agent.
  10.20(1)   Form of Deed to Secure Debt, Security Agreement, and Assignment of
             Rents (Georgia) dated October 23, 1997 between Lil' Champ and
             First Union, as Agent.
  10.21(17)  Form of Subsidiary Guaranty.
  10.22(17)  Form of Subsidiary Security Agreement.
  10.23(17)  Form of Subsidiary Pledge Agreement.
  10.24(17)  Form of Subsidiary Trademark Security Agreement.
  10.25(8)   The Pantry Inc. 1998 Stock Subscription Plan.

  Exhibit
   Number                         Description of Document
  --------                        -----------------------
 10.26(17) Form of Stock Subscription Agreement.
 10.27(17) Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
           IV and CB Capital Investors, L.P.
 10.28(17) Distribution Service Agreement dated as of March 29, 1998 among The
           Pantry, Lil' Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the
           Securities and Exchange Commission).
 10.29(17) Form of Indemnification Agreement.
 10.30(17) Common Stock Purchase Warrant dated December 30, 1996.
 10.31(17) Common Stock Purchase Warrant dated December 30, 1996.
 10.32(17) Form of 1999 Stock Option Plan.
 10.33(18) First Amendment to Amended Credit Agreement dated as of April 30,
           1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.
 10.34(18) Amendment No. 1 to Employment Agreement between The Pantry and Peter
           J. Sodini.
 10.35(18) Amendment No. 1 to the Amended and Restated Stockholder's Agreement
           dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV , FSEP
           International, Chase Manhattan Capital, L.P., CB Capital Investors,
           L.P., Baseball Partners and Peter J. Sodini.
 10.36(18) Amendment No. 1 to the Amended and Restated Registration Rights
           Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP
           IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital
           Investors, L.P., Baseball Partners and Peter J. Sodini.
   12.1    Statement re Computation of Earnings to Fixed Charges Ratio.
   21.1    Subsidiaries of The Pantry.
   23.1    Consent of Deloitte & Touche LLP.
   27.1    Financial Data Schedule.
   99.1    Risk Factors.

--------
 (1) Incorporated by reference to the exhibit designated by the same number in The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811) (the "Form S-4").
 (2) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated July 17, 1998.
 (3) Incorporated by reference to the exhibit designated by exhibit number 2.3 in The Pantry's Current Report on Form 8-K dated July 17, 1998.
 (4) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated November 6, 1998.
 (5) Incorporated by. reference to the exhibit designated by exhibit number
     4.5 in the Form S-4.
 (6) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
 (7) Represents a management contract or compensation plan arrangement.
 (8) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K dated December 23, 1998.
 (9) Incorporated by reference to the exhibit designated by exhibit 2.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
(10) Incorporated by reference to the exhibit designated by exhibit 10.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
(11) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K for the year ended September 28, 1995.

(12) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated March 12, 1999.
(13) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated August 6, 1999.
(14) Incorporated by reference to the exhibit designated by exhibit number 2.1 in The Pantry's Current Report on Form 8-K dated November 24, 1999.
(15) Incorporated by reference to the exhibit designated by exhibit number 2.3 in The Pantry's Current Report on Form 8-K dated November 24, 1999.
(16) Incorporated by reference to the exhibit designated by exhibit number 3.3 in The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221) (the "Form S-1").
(17) Incorporated by reference to the exhibit designated by the same number in the Form S-1.
(18) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Pantry, Inc.

                                                  /s/ Peter J. Sodini
                                          By: _________________________________
                                                      Peter J. Sodini
                                               President and Chief Executive
                                                          Officer

                                          Date: December 29, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Peter J. Sodini            President, Chief Executive     December 29, 1999
____________________________________  Officer and Director
          Peter J. Sodini             (Principal Executive
                                      Officer)

      /s/ William T. Flyg            Senior Vice President and      December 29, 1999
____________________________________  Chief Financial Officer
          William T. Flyg             (Principal Financial
                                      Officer)

      /s/ Joseph J. Duncan           Vice President and Corporate   December 29, 1999
____________________________________  Controller (Principal
          Joseph J. Duncan            Accounting Officer)

      /s/ Todd W. Halloran           Director                       December 29, 1999
____________________________________
          Todd W. Halloran
        /s/ Jon D. Ralph             Director                       December 29, 1999
____________________________________
            Jon D. Ralph
     /s/ Charles P. Rullman          Director                       December 29, 1999
____________________________________
         Charles P. Rullman
       /s/ Edfred Shannon            Director                       December 29, 1999
____________________________________
           Edfred Shannon
     /s/ Peter M. Starrett           Director                       December 29, 1999
____________________________________
         Peter M. Starrett
     /s/ Hubert Yarborough           Director                       December 29, 1999
____________________________________
         Hubert Yarborough

                                THE PANTRY, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)

                                      Additions             Deductions  Balance
                           Balance at charged to Additions      for     at end
                           beginning  costs and  charged to payments or   of
                           of period   expenses   Goodwill  write-offs  period
                           ---------- ---------- ---------- ----------- -------
Year ended September 25,
 1997:
  Allowance for doubtful
   accounts...............  $    150    $  --      $  --      $   --    $   150
  Reserve for
   environmental issues...     6,232     1,620        --          (46)    7,806
  Reserve for closed
   stores.................       960        60        --          (70)      950
  Deferred tax asset
   valuation allowance....     1,782       --         --       (1,150)      632
                            --------    ------     ------     -------   -------
                            $  9,124    $1,680     $  --      $(1,266)  $ 9,538
                            ========    ======     ======     =======   =======
Year ended September 24,
 1998
  Allowance for doubtful
   accounts...............  $    150    $  130     $  --      $   --    $   280
  Reserve for
   environmental issues...     7,806     6,456      3,150        (275)   17,137
  Reserve for closed
   stores.................       950       380        383        (110)    1,603
  Deferred tax asset
   valuation allowance....       632       551        --          --      1,183
                            --------    ------     ------     -------   -------
                            $  9,538    $7,517     $3,533     $  (385)  $20,203
                            ========    ======     ======     =======   =======
Year ended September 30,
 1999
  Allowance for doubtful
   accounts...............  $    280    $  486     $  --      $   --    $   766
  Reserve for
   environmental issues...    17,137     5,546        --       (7,281)   15,402
  Reserve for closed
   stores.................     1,603       505      1,302        (606)    2,804
  Deferred tax asset
   valuation allowance....     1,183       --         --          --      1,183
                            --------    ------     ------     -------   -------
                            $ 20,203    $6,537     $1,302     $(7,887)  $20,155
                            ========    ======     ======     =======   =======