Form 10-Q
period 1999-12-30
PANTRY INC
filed 2000-02-14
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1999

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

                           YES [ X ]           NO [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $0.01 PAR VALUE                   18,111,474 SHARES
               (Class)                      (Outstanding at February 7, 2000)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                               DECEMBER 30, 1999

                               TABLE OF CONTENTS

Part I -- Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets............................................   2
    Consolidated Statements of Operations..................................   3
    Consolidated Statements of Cash Flows..................................   4
    Notes to Consolidated Financial Statements.............................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  22
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  30
Part II -- Other Information
  Item 6. Exhibits and Reports on Form 8-K.................................  31

                         PART I--FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                THE PANTRY, INC.


                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in Thousands, except per share data)

                                                      September 30, December 30,
                                                          1999          1999
                                                      ------------- ------------
ASSETS
Current assets:
 Cash and cash equivalents..........................    $ 31,157      $ 26,861
 Receivables (net of allowances for doubtful
  accounts of $766 at September 30, 1999 and $781 at
  December 30, 1999)................................      24,234        27,089
 Inventories (Note 3)...............................      76,237        81,423
 Prepaid expenses...................................       3,497         3,659
 Property held for sale.............................         135         3,816
 Deferred income taxes..............................       4,849         4,849
                                                        --------      --------
 Total current assets...............................     140,109       147,697
                                                        --------      --------
Property and equipment, net.........................     421,685       444,165
                                                        --------      --------
Other assets:
 Goodwill (net of accumulated amortization of
  $18,324 at September 30, 1999 and $19,990 at
  December 30, 1999) (Note 2).......................     197,705       229,963
 Deferred financing cost (net of accumulated
  amortization of $3,499 at September 30, 1999 and
  $4,019 at December 30, 1999)......................      12,680        14,062
 Environmental receivables (Note 4).................      13,136        13,159
 Other noncurrent assets............................       8,403        10,051
                                                        --------      --------
 Total other assets.................................     231,924       267,235
                                                        --------      --------
  Total assets......................................    $793,718      $859,097
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5)......    $ 10,687      $ 21,436
 Current maturities of capital lease obligations....       1,205         1,205
 Accounts payable...................................      89,124        92,663
 Accrued interest...................................       9,928         4,680
 Accrued compensation and related taxes.............       8,042         7,405
 Income tax payable.................................       5,004         1,671
 Other accrued taxes................................      13,834         7,735
 Accrued insurance..................................       8,820         8,298
 Other accrued liabilities..........................      20,976        18,670
                                                        --------      --------
 Total current liabilities..........................     167,620       163,763
                                                        --------      --------
Long-term debt (Note 5).............................     430,220       491,187
                                                        --------      --------
Other noncurrent liabilities:
 Environmental reserves (Note 4)....................      15,402        15,428
 Deferred income taxes..............................      26,245        26,805
 Deferred revenue...................................      28,729        35,488
 Capital lease obligations..........................      13,472        13,172
 Other..............................................       7,833         7,009
                                                        --------      --------
 Total other noncurrent liabilities.................      91,681        97,902
                                                        --------      --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Note 6 and 7):
Common stock, $.01 par value, 50,000,000 shares
 authorized; 18,111,474 issued and outstanding at
 September 30, 1999 and at December 30, 1999........         182           182
Additional paid in capital..........................     128,256       128,029
Shareholder loans...................................        (937)         (937)
Accumulated deficit.................................     (23,304)      (21,029)
                                                        --------      --------
 Total shareholders' equity.........................     104,197       106,245
                                                        --------      --------
  Total liabilities and shareholders' equity........    $793,718      $859,097
                                                        ========      ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, except per share data)

                                                          Three Months Ended
                                                       -------------------------
                                                       December 24, December 30,
                                                           1998         1999
                                                       ------------ ------------
                                                        (13 weeks)   (13 weeks)
Revenues:
  Merchandise sales...................................   $139,390     $209,491
  Gasoline sales......................................    171,789      324,149
  Commissions.........................................      4,428        6,750
                                                         --------     --------
    Total revenues....................................    315,607      540,390
                                                         --------     --------
Cost of sales:
  Merchandise.........................................     94,453      139,100
  Gasoline............................................    148,774      292,406
                                                         --------     --------
    Total cost of sales...............................    243,227      431,506
                                                         --------     --------
Gross profit..........................................     72,380      108,884
                                                         --------     --------
Operating expenses:
  Store expenses......................................     43,729       64,290
  General and administrative expenses.................      9,968       15,626
  Depreciation and amortization.......................      8,190       13,461
                                                         --------     --------
    Total operating expenses..........................     61,887       93,377
                                                         --------     --------
Income from operations................................     10,493       15,507
                                                         --------     --------
Other income (expense):
  Interest (Note 5)...................................     (8,912)     (11,722)
  Miscellaneous.......................................       (184)         278
                                                         --------     --------
    Total other expense...............................     (9,096)     (11,444)
                                                         --------     --------
Income before income taxes............................      1,397        4,063
Income tax expense....................................       (332)      (1,788)
                                                         --------     --------
Net income............................................   $  1,065     $  2,275
                                                         ========     ========
Net income applicable to common shareholders..........   $    353     $  2,275
                                                         ========     ========
Earnings per share (Note 7):
  Basic...............................................   $   0.03     $   0.13
  Diluted.............................................   $   0.03     $   0.12

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                         Three Months Ended
                                                      -------------------------
                                                      December 24, December 30,
                                                          1998         1999
                                                      ------------ ------------
                                                       (39 weeks)   (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................   $  1,065     $  2,275
 Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization......................      8,190       13,461
  Provision for deferred income taxes................        --           560
  Loss on sale of property and equipment.............        260           95
  Provision for environmental expenses...............        154           26
 Changes in operating assets and liabilities, net of
  effects of acquisitions (Note 2):
  Receivables........................................     (2,566)      (1,520)
  Inventories........................................     (4,677)      (1,614)
  Prepaid expenses...................................        878          304
  Other noncurrent assets............................         36         (373)
  Accounts payable...................................       (480)      (3,459)
  Other current liabilities and accrued expenses.....     (6,172)     (20,662)
  Other noncurrent liabilities.......................       (198)       4,440
                                                        --------     --------
    Net cash used in operating activities............     (3,510)      (6,467)
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale................        (42)         --
  Additions to property and equipment................     (9,540)     (10,695)
  Proceeds from sale of property held for sale.......        524          --
  Proceeds from sale of property and equipment.......         91          703
  Acquisitions of related businesses, net of cash
   acquired (Note 2).................................    (25,541)     (57,083)
                                                        --------     --------
    Net cash used in investing activities............    (34,508)     (67,075)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..........       (323)        (300)
  Principal repayments of long-term debt.............        (15)     (12,884)
  Proceeds from issuance of long-term debt...........     16,000       84,600
  Proceed from issuance of short-term debt...........      2,000          --
  Net proceeds from equity issues....................      1,088         (227)
  Other financing costs..............................        (67)      (1,943)
                                                        --------     --------
    Net cash provided by financing activities........     18,683       69,246
                                                        --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS............    (19,335)      (4,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     34,404       31,157
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $ 15,069     $ 26,861
                                                        ========     ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                         Three Months Ended
                                                      -------------------------
                                                      December 24, December 30,
                                                          1998         1999
                                                      ------------ ------------
                                                       (39 weeks)   (39 weeks)
Cash paid during the year:
  Interest...........................................   $15,095      $16,970
                                                        =======      =======
  Taxes..............................................   $   285      $12,112
                                                        =======      =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

  During the three months ended December 24, 1998 and December 30, 1999 we entered into several business acquisitions. See "Notes to Consolidated Financial Statements--Note 2--Business Acquisitions."

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company

 Unaudited Consolidated Financial Statements

  The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. See "Note 8-- Supplemental Guarantor Information."

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 30, 1999 and for the three months ended December 30, 1999 and December 24, 1998 are unaudited. References herein to "The Pantry" or "the Company" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

  We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999, our Registration Statement on Form S-1 (No. 333-74221), as amended, and our Current Report on Form 8-K dated November 11, 1999, as amended.

  Our results of operations for the three months ended December 30, 1999 and December 24, 1998 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 24, 1998. These acquisitions have been accounted for under the purchase method. See "Note 2--Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2000 fiscal year ends on September 28, 2000 and is a 52 week year while our 1999 fiscal year was 53 weeks.

 The Pantry

  As of December 30, 1999, we operated approximately 1,272 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Georgia, Kentucky, Indiana and Virginia. Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In our Florida, Georgia, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,205 locations, 940 of which sell gasoline under brand names including Amoco, British Petroleum ("BP"), Chevron, Citgo, Exxon, Shell, and Texaco.

                               THE PANTRY, INC.

Note 2--Business Acquisitions

  During the three months ended December 30, 1999, we acquired the businesses described below (the "2000 acquisitions"). The 2000 acquisitions were accounted for by the purchase method of accounting:

2000 Acquisitions

Date Acquired            Trade Name  Locations                          Stores
-------------            ----------- ---------                          ------
November 11, 1999....... Kangaroo    Georgia                              49
November 4, 1999........ Cel Oil     Charleston, South Carolina            7
October 7, 1999......... Wicker Mart North Carolina                        7
Others (less than five                                                     1
 stores)................

  During fiscal 1999, we acquired the businesses described below (the "1999 acquisitions"). The 1999 acquisitions were accounted for by the purchase method of accounting:

1999 Acquisitions

Date Acquired             Trade Name  Locations                          Stores
-------------            ------------ ---------                          ------
July 22, 1999........... Depot Food   South Carolina, Northern Georgia     53
July 8, 1999............ Food Chief   Eastern South Carolina               29
February 25, 1999....... ETNA         North Carolina, Virginia             60
January 28, 1999........ Handy Way    North Central Florida               121
November 5, 1998........ Express Stop Southeast North Carolina, Eastern    22
                                      South Carolina
October 22, 1998........ Dash-N       East Central North Carolina          10
Others (less than five                                                      2
 stores)................

  The purchase price allocations for many of these acquisitions are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization. Goodwill associated with the 1999 acquisitions and the 2000 acquisitions is being amortized over 30 years using the straight-line method.

                               THE PANTRY, INC.

  Purchase prices for the 2000 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

       Assets Acquired:
       Receivables....................................................  $ 1,464
       Inventories....................................................    4,368
       Prepaid expenses...............................................      466
       Property held for sale.........................................    3,647
       Property and equipment.........................................   23,140
       Other noncurrent assets........................................    1,208
                                                                        -------
         Total assets.................................................   34,293
                                                                        -------
       Liabilities Assumed:
       Accounts payable...............................................    6,998
       Other current liabilities and accrued expenses.................    2,517
       Deferred revenue...............................................    2,055
       Environmental reserves.........................................       50
                                                                        -------
         Total liabilities............................................   11,620
                                                                        -------
       Net tangible assets acquired...................................   22,673
         Goodwill.....................................................   34,410
                                                                        -------
         Total consideration paid, including direct costs, net of cash acquired....................................................  $57,083
                                                                        =======

  The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                        Three Months Ended
                                                     -------------------------
                                                     December 24, December 30,
                                                         1998         1999
                                                     ------------ ------------
   Total revenues...................................   $481,961     $553,262
   Net income.......................................   $  1,071     $  2,125
   Net income applicable to common shareholders.....   $    359     $  2,125
   Earnings per share applicable to common
    shareholders:
   Basic:
     Net income.....................................   $   0.03     $   0.12
   Diluted:
     Net income.....................................   $   0.03     $   0.11

  In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1999 or fiscal 2000, or of future operations of the combined companies.

                               THE PANTRY, INC.

Note 3--Inventories

  Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                                      September 30, December 30,
                                                          1999          1999
                                                      ------------- ------------
   Inventories at FIFO cost:
   Merchandise.......................................   $ 63,941      $ 69,902
   Gasoline..........................................     22,431        22,684
                                                        --------      --------
                                                          86,372        92,586
   Less adjustment to LIFO cost:
   Merchandise.......................................    (10,135)      (11,163)
                                                        --------      --------
   Total Inventories.................................   $ 76,237      $ 81,423
                                                        ========      ========

  Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 30, 1999 and December 30, 1999, respectively.

Note 4--Environmental Liabilities and Other Contingencies

  As of December 30, 1999, we were contingently liable for outstanding letters of credit in the amount of $18.1 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

  The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry, with additional taxes plus penalties and accrued interest totaling approximately $5.0 million, for the periods February 1, 1992 to September 26, 1996. For the tax years ending January 26, 1993 through September 30, 1999, we have reached a preliminary settlement with the State of North Carolina, which is pending final approval by the state. Under the proposed settlement, we will reduce state net economic loss carryforwards and pay a de minimis amount of additional tax. The expected settlement is reflected in the financial statements as a reduction to state net economic losses and a reduction of deferred tax assets (and related valuation allowance). We are contesting the Tennessee assessment and believe that, in the event of a mutual settlement, the assessment amount and related penalties (approximately $250,000) would be substantially reduced. Based on this, we believe the outcome of the audits will not have a material adverse effect on our financial condition or financial statements.

  We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on our consolidated financial statements.

 Environmental Liabilities and Contingencies

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

                               THE PANTRY, INC.

  Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, South Carolina, Virginia, and Georgia and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998. After that time we will meet such requirements through a combination of private commercial liability insurance and a letter of credit.

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

  These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed such rules. We believe all company-owned underground storage tank systems are in material compliance with these 1998 EPA regulations and all applicable state environmental regulations.

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

  The trust funds require us to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the

                               THE PANTRY, INC.

type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulation. During the next five years, we may spend up to $2.3 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $13.2 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

  Several of the locations identified as contaminated are being cleaned up by third parties who have indemnified us as to responsibility for cleanup matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

Note 5--Long-Term Debt

  At September 30, 1999 and December 30, 1999, long-term debt consisted of the following (in thousands):

                                                    September 30, December 30,
                                                        1999          1999
                                                    ------------- ------------
   Senior subordinated notes payable; due October
    15, 2007; interest payable semi-annually at
    10.25%.........................................   $200,000      $200,000
   Term loan facility--Tranche A; interest payable
    monthly at LIBOR (6.47% at December 30, 1999)
    plus 3.0%; principal due in quarterly install-
    ments through January 31, 2004.................     70,656        69,782
   Term loan facility--Tranche B; interest payable
    monthly at LIBOR (6.47% at December 30, 1999)
    plus 3.5%; principal due in quarterly install-
    ments through January 31, 2006.................    156,794       181,394
   Term loan facility--Tranche C; interest payable
    monthly at LIBOR (6.47% at December 30, 1999)
    plus 3.75%; principal due in quarterly install-
    ments through January 31, 2006.................        --         50,000
   Acquisition facility; interest payable monthly
    at LIBOR (6.47% at December 30, 1999) plus
    3.0%; principal due in quarterly installments
    through January 31, 2004.......................     12,000           --
   Revolving credit facility; interest payable
    monthly at LIBOR (6.47% at December 30, 1999)
    plus 3.0%; principal due on January 31, 2004...        --         10,000
   Notes payable to McLane Company, Inc.; zero
    (0.0%) interest, with principal due in annual
    installments through February 26, 2003.........      1,185         1,185
   Other notes payable; various interest rates and
    maturity dates.................................        272           262
                                                      --------      --------
                                                       440,907       512,623
   Less--current maturities........................    (10,687)      (21,436)
                                                      --------      --------
                                                      $430,220      $491,187
                                                      ========      ========

  The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 8-- Supplemental Guarantor Information."

                               THE PANTRY, INC.

  On October 27, 1999, we entered into an amendment to our bank credit facility which increased the borrowing capacity to include an additional $75.0 million in term loan borrowings. The term loan facilities bear interest, at our option, based on margins over a base rate or an adjusted Eurodollar rate. Proceeds from the term loan facilities were used to prepay amounts outstanding under the acquisition facility and to fund acquisitions closed subsequent to September 30, 1999.

  On November 30, 1999, we entered into an amendment to our bank credit facility which increased the aggregate principal amount of the initial Tranche B term loan facility by an additional $25.0 million.

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit with outstanding borrowings of $10.0 million; (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses; and (iii) term loan facilities with outstanding borrowings of $301.2 million. As of December 30, 1999, total outstanding borrowings under our bank credit facility, as amended, were $311.2 million.

  Subsequent to December 30, 1999, we entered into an amendment to our bank credit facility which increased the borrowing capacity to include an additional $25.0 million under the Tranche C term loan. Proceeds from the term loan were invested in a blocked account to fund future acquisitions.

  The annual maturities of notes payable are as follows (in thousands):

       Year Ended September:
       ---------------------
         2000.......................................................... $ 21,436
         2001..........................................................   18,689
         2002..........................................................   21,693
         2003..........................................................   24,947
         2004..........................................................   38,257
         Thereafter....................................................  387,601
                                                                        --------
                                                                        $512,623
                                                                        ========

  As of December 30, 1999, we were in compliance with all covenants and restrictions relating to all our outstanding borrowings.

  As of December 30, 1999, substantially all of our net assets (which includes those of our subsidiaries) are restricted as to payment of dividends and other distributions.

Note 6--Shareholders' Equity

  On June 8, 1999, we offered and sold 6,250,000 shares of common stock, $0.01 par value per share, in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent to the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

  On June 4, 1999 and in connection with the IPO, we effected a 51-for-1 stock split of our common stock. The accompanying financial statements reflect the stock split, retroactively applied to all periods presented. In connection with the stock split, the number of authorized shares of common stock was increased to 50,000,000 (300,000 shares previously). There was no change in par values of the common stock as a result of the stock split.

                               THE PANTRY, INC.

  On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to our officers, directors, employees and consultants. The plan is administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the plan may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales. An aggregate of 3,825,000 shares of common stock is reserved for issuance under the 1999 stock option plan. On June 8, 1999, we granted 200,000 shares to officers and directors. These options will vest in three equal annual installments, expire in seven years and have an exercise price of $13.00 per share. See "Note 7--Earnings Per Share."

  On August 31, 1998, we adopted the 1998 Stock Subscription Plan. The Stock Subscription Plan allows us to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. During fiscal 1999, 134,436 shares, net of repurchases of 6,273 shares were issued under the Stock Subscription Plan. These shares were sold at fair value ($11.27), as determined by the most recent equity investment (July 1998). In connection with these sales, we received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.8%, due August 31, 2003.

Note 7--Earnings Per Share

  We compute earnings per share data in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share.

                                                        Three Months Ended
                                                     -------------------------
                                                     December 24, December 30,
                                                         1998         1999
                                                     ------------ ------------
   Net income applicable to common shareholders:
     Net income.....................................   $ 1,065      $ 2,275
     Dividends on preferred stock...................      (712)         --
                                                       -------      -------
     Net income applicable to common shareholders...   $   353      $ 2,275
                                                       =======      =======
   Earnings per share--basic:
     Weighted-average shares outstanding............    11,850       18,111
                                                       =======      =======
     Net income per share--basic....................   $  0.03      $  0.13
                                                       =======      =======
   Earnings per share--diluted:
     Weighted-average shares outstanding............    11,850       18,111
     Dilutive impact of options and warrants
      outstanding...................................     1,162          699
                                                       -------      -------
     Weighted-average shares and potential dilutive
      shares outstanding............................    13,012       18,810
                                                       =======      =======
   Net income per share--diluted....................   $  0.03      $  0.12
                                                       =======      =======

  For the three months ended December 30, 1999, options to purchase 373,110 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common stock for that period and their inclusion would have been antidilutive.

                               THE PANTRY, INC.

Note 8--Supplemental Guarantor Information

  The Pantry's wholly-owned subsidiaries Lil' Champ Food Stores, Inc., Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guarantee, on an unsecured senior subordinated basis, the full and prompt performance of our obligations under our senior subordinated notes and our bank credit facility.

  Management has determined that separate financial statements of the Guarantors would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements presents information regarding the Guarantors and the Pantry.

  We account for our wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                         YEAR ENDED SEPTEMBER 30, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in  Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 16,446    $  9,870      $ 4,841     $     --    $ 31,157
 Receivables, net.......     34,761      46,179        3,119       (59,825)    24,234
 Inventories............     40,714      35,523          --            --      76,237
 Prepaid expenses.......      2,186         958          353           --       3,497
 Property held for
  sale..................        135         --           --            --         135
 Deferred income taxes..      2,220       2,621            8           --       4,849
                           --------    --------      -------     ---------   --------
 Total current assets...     96,462      95,151        8,321       (59,825)   140,109
                           --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........    119,590         --           --       (119,590)       --
                           --------    --------      -------     ---------   --------
Property and equipment,
 net....................    160,809     244,622       16,254           --     421,685
                           --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........    127,056      70,649          --            --     197,705
 Deferred financing
  cost, net.............     12,680         --           --            --      12,680
 Environmental
  receivables...........     11,959       1,177          --            --      13,136
 Intercompany notes
  receivable............    248,650      49,705       17,124      (315,479)       --
 Other noncurrent
  assets................      3,782       4,053          568           --       8,403
                           --------    --------      -------     ---------   --------
 Total other assets.....    404,127     125,584       17,692      (315,479)   231,924
                           --------    --------      -------     ---------   --------
Total assets............   $780,988    $465,357      $42,267     $(494,894)  $793,718
                           ========    ========      =======     =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of
  long-term debt........   $ 10,370    $    296      $    21     $     --    $ 10,687
 Current maturities of
  capital lease
  obligations...........        178       1,027          --            --       1,205
 Accounts payable.......     51,641      34,698        2,919          (134)    89,124
 Accrued interest.......     16,060         --             1        (6,133)     9,928
 Accrued compensation
  and related taxes.....      4,730       3,310            2           --       8,042
 Income taxes payable...      6,784      12,499          447       (14,726)     5,004
 Other accrued taxes....      5,041       8,793          --            --      13,834
 Accrued insurance......      3,401       5,419          --            --       8,820
 Other accrued
  liabilities...........     36,480      13,846        4,366       (33,716)    20,976
                           --------    --------      -------     ---------   --------
 Total current
  liabilities...........    134,685      79,888        7,756       (54,709)   167,620
                           --------    --------      -------     ---------   --------
Long-term debt..........    429,235         889           96           --     430,220
                           --------    --------      -------     ---------   --------
Other noncurrent
 liabilities:
 Environmental
  reserves..............     13,010       2,392          --            --      15,402
 Deferred income taxes..      2,810      21,766        1,669           --      26,245
 Deferred revenue.......     20,705       8,024          --            --      28,729
 Capital lease
  obligations...........      4,063       9,409          --            --      13,472
 Intercompany notes
  payable...............     68,829     249,715        3,997      (322,541)       --
 Other..................      3,454       4,143           36           200      7,833
                           --------    --------      -------     ---------   --------
 Total other noncurrent
  liabilities...........    112,871     295,449        5,702      (322,341)    91,681
                           --------    --------      -------     ---------   --------
SHAREHOLDERS' EQUITY
 (DEFICIT):
 Common stock...........        182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............    128,256       6,882       24,212       (31,094)   128,256
 Shareholder loans             (937)        --           --            --        (937)
 Accumulated earnings
  (deficit).............    (23,304)     82,248         (500)      (81,748)   (23,304)
                           --------    --------      -------     ---------   --------
Total shareholders'
 equity (deficit).......    104,197      89,131       28,713      (117,844)   104,197
                           --------    --------      -------     ---------   --------
Total liabilities and
 shareholders' equity
 (deficit)..............   $780,988    $465,357      $42,267     $(494,894)  $793,718
                           ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               DECEMBER 30, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 15,742    $  9,817      $ 1,302     $     --    $ 26,861
 Receivables, net.......     40,535      59,428        4,276       (77,150)    27,089
 Inventories............     45,215      36,208          --            --      81,423
 Prepaid expenses.......      2,520         789          350           --       3,659
 Property held for
  sale..................      3,816         --           --            --       3,816
 Deferred income taxes..      2,220       2,621            8           --       4,849
                           --------    --------      -------     ---------   --------
 Total current assets...    110,048     108,863        5,936       (77,150)   147,697
                           --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........    123,257         --           --       (123,257)       --
                           --------    --------      -------     ---------   --------
Property and equipment,
 net....................    182,810     245,103       16,252           --     444,165
                           --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........    160,535      69,428          --            --     229,963
 Deferred financing
  cost, net.............     14,062         --           --            --      14,062
 Environmental
  receivables, net......     11,959       1,200          --            --      13,159
 Intercompany notes
  receivable............    258,414      49,705       17,124      (325,243)       --
 Other noncurrent
  assets................      5,099       4,398          568           (14)    10,051
                           --------    --------      -------     ---------   --------
 Total other assets.....    450,069     124,731       17,692      (325,257)   267,235
                           --------    --------      -------     ---------   --------
Total assets............   $866,184    $478,697      $39,880     $(525,664)  $859,097
                           ========    ========      =======     =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Current maturities of
  long-term debt........   $ 21,119         296           21           --    $ 21,436
 Current maturities of
  capital lease
  obligations...........        178       1,027          --            --       1,205
 Accounts payable.......     57,396      35,428          --           (161)    92,663
 Accrued interest.......     12,098         --             1        (7,419)     4,680
 Accrued compensation
  and related taxes.....      4,712       2,692            1           --       7,405
 Income taxes payable...      1,671      16,965         (200)      (16,765)     1,671
 Other accrued taxes....      2,365       5,370          --            --       7,735
 Accrued insurance......      3,001       5,297          --            --       8,298
 Other accrued
  liabilities...........     48,728      15,208          120       (45,386)    18,670
                           --------    --------      -------     ---------   --------
 Total current
  liabilities...........    151,268      82,283          (57)      (69,731)   163,763
                           --------    --------      -------     ---------   --------
Long-term debt..........    490,207         889           91           --     491,187
                           --------    --------      -------     ---------   --------
Other noncurrent
 liabilities:
 Environmental
  reserves..............     13,077       2,351          --            --      15,428
 Deferred income taxes..      3,265      21,871        1,669           --      26,805
 Deferred revenue.......     26,273       9,215          --            --      35,488
 Capital lease
  obligations...........      4,018       9,154          --            --      13,172
 Intercompany notes
  payable...............     68,829     251,959        9,386      (330,174)       --
 Other..................      3,002       3,972           35           --       7,009
                           --------    --------      -------     ---------   --------
 Total other noncurrent
  liabilities...........    118,464     298,522       11,090      (330,174)    97,902
                           --------    --------      -------     ---------   --------
SHAREHOLDERS' EQUITY
 (DEFICIT):
 Common stock...........        182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............    128,029       6,882       24,212       (31,094)   128,029
 Shareholder loans......       (937)        --           --            --        (937)
 Accumulated earnings
  (deficit).............    (21,029)     90,120         (457)      (89,663)   (21,029)
                           --------    --------      -------     ---------   --------
 Total shareholders'
  equity (deficit)......    106,245      97,003       28,756      (125,759)   106,245
                           --------    --------      -------     ---------   --------
Total liabilities and
 shareholders' equity
 (deficit)..............   $866,184    $478,697      $39,880     $(525,664)  $859,097
                           ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 24, 1998

                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
                                           (Dollars in Thousands)
Revenues:
  Merchandise sales.....  $83,377     $56,013        $ --        $   --     $139,390
  Gasoline sales........  107,075      64,714          --            --      171,789
  Commissions...........    2,508       1,920          --            --        4,428
                          -------     -------        -----       -------    --------
    Total revenues......  192,960     122,647          --            --      315,607
                          -------     -------        -----       -------    --------
Cost of sales:
  Merchandise...........   56,966      37,487          --            --       94,453
  Gasoline..............   93,447      55,327          --            --      148,774
                          -------     -------        -----       -------    --------
    Total cost of
     sales..............  150,413      92,814          --            --      243,227
                          -------     -------        -----       -------    --------
Gross profit............   42,547      29,833          --            --       72,380
                          -------     -------        -----       -------    --------
Operating expenses:
  Store expenses........   32,139      17,356          (61)       (5,705)     43,729
  General and
   administrative
   expenses.............    5,675       4,288            5           --        9,968
  Depreciation and
   amortization.........    4,536       3,652            2           --        8,190
                          -------     -------        -----       -------    --------
    Total operating
     expenses...........   42,350      25,296          (54)       (5,705)     61,887
                          -------     -------        -----       -------    --------
Income (loss) from
 operations.............      197       4,537           54         5,705      10,493
                          -------     -------        -----       -------    --------
  Equity in earnings of
   subsidiaries.........    7,252         --           --         (7,252)        --
                          -------     -------        -----       -------    --------
Other income (expense):
  Interest..............   (5,772)     (4,372)          (3)        1,235      (8,912)
  Miscellaneous.........     (280)      7,002           34        (6,940)       (184)
                          -------     -------        -----       -------    --------
    Total other income
     (expense)..........   (6,052)      2,630           31        (5,705)     (9,096)
                          -------     -------        -----       -------    --------
Income (loss) before
 income taxes...........    1,397       7,167           85        (7,252)      1,397
Income tax benefit
 (expense)..............     (332)     (2,411)         (55)        2,466        (332)
                          -------     -------        -----       -------    --------
Net income (loss).......    1,065       4,756           30        (4,786)      1,065
Preferred stock
 dividends..............     (712)        --           --            --         (712)
                          -------     -------        -----       -------    --------
Net income (loss)
 applicable to common
 shareholders...........  $   353     $ 4,756        $  30       $(4,786)   $    353
                          =======     =======        =====       =======    ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 30, 1999

                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
                                           (Dollars in Thousands)
Revenues:
  Merchandise sales.....  $120,593    $ 88,898       $ --        $    --    $209,491
  Gasoline sales........   211,288     112,861         --             --     324,149
  Commissions...........     4,068       2,682         --             --       6,750
                          --------    --------       -----       --------   --------
    Total revenues......   335,949     204,441         --             --     540,390
                          --------    --------       -----       --------   --------
Cost of sales:
  Merchandise...........    80,818      58,282         --             --     139,100
  Gasoline..............   191,365     101,041         --             --     292,406
                          --------    --------       -----       --------   --------
    Total cost of
     sales..............   272,183     159,323         --             --     431,506
                          --------    --------       -----       --------   --------
Gross profit............    63,766      45,118         --             --     108,884
                          --------    --------       -----       --------   --------
Operating expenses:
  Store expenses........    48,127      26,157         (61)        (9,933)    64,290
  General and
   administrative
   expenses.............     8,868       6,752           6            --      15,626
  Depreciation and
   amortization.........     7,909       5,551           1            --      13,461
                          --------    --------       -----       --------   --------
    Total operating
     expenses...........    64,904      38,460         (54)        (9,933)    93,377
                          --------    --------       -----       --------   --------
Income (loss) from
 operations.............    (1,138)      6,658          54          9,933     15,507
                          --------    --------       -----       --------   --------
Equity in earnings of
 subsidiaries...........    12,115         --          --         (12,115)       --
                          --------    --------       -----       --------   --------
Other income (expense):
  Interest..............    (6,915)     (6,091)         (2)         1,286    (11,722)
  Miscellaneous.........         1      11,456          42        (11,221)       278
                          --------    --------       -----       --------   --------
    Total other income
     (expense)..........    (6,914)      5,365          40         (9,935)   (11,444)
                          --------    --------       -----       --------   --------
Income (loss) before
 income taxes...........     4,063      12,023          94        (12,117)     4,063
Income tax benefit
 (expense)..............    (1,788)     (4,151)        (51)         4,202     (1,788)
                          --------    --------       -----       --------   --------
Net income (loss).......  $  2,275    $  7,872       $  43       $ (7,915)  $  2,275
                          ========    ========       =====       ========   ========
Net income (loss)
 applicable to common
 shareholders...........  $  2,275    $  7,872       $  43       $ (7,915)  $  2,275
                          ========    ========       =====       ========   ========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 24, 1998

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVI-
 TIES:
Net Income (loss).......   $  1,065    $ 4,756       $   30       $ (4,786)  $  1,065
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating ac-
 tivities:
  Depreciation and
   amortization.........      4,536      3,650            4            --       8,190
  (Gain) loss on sale of
   property and
   equipment............        176         86           (2)           --         260
  Provision for
   environmental
   expenses.............        154        --           --             --         154
  Equity earnings of
   affiliates...........     (4,786)       --           --           4,786        --
Changes in operating as-
 sets and liabilities,
 net:
  Receivables...........    (15,444)    (6,857)          17         19,718     (2,566)
  Inventories...........     (2,451)    (2,226)         --             --      (4,677)
  Prepaid expenses......        260        615            3            --         878
  Other noncurrent
   assets...............         (4)        40          --             --          36
  Accounts payable......      1,861     (2,315)         --             (26)      (480)
  Other current
   liabilities and
   accrued expenses.....      5,621      5,336           29        (17,158)    (6,172)
  Other noncurrent
   liabilities..........        532        (95)          (1)          (634)      (198)
                           --------    -------       ------       --------   --------
Net cash provided by
 (used in) operating ac-
 tivities...............     (8,480)     2,990           80          1,900     (3,510)
                           --------    -------       ------       --------   --------
CASH FLOWS FROM INVESTING ACTIVI-
 TIES:
  Additions to property
   held for sale........        (42)       --           --             --         (42)
  Additions to property
   and equipment........     (5,474)    (4,066)         --             --      (9,540)
  Proceeds from sale of
   property held for
   sale.................        524        --           --             --         524
  Proceeds from sale of
   property and
   equipment............         75         16          --             --          91
  Intercompany notes
   receivable
   (payable)............      2,080       (180)         --          (1,900)       --
  Acquisitions of
   related businesses,
   net of cash
   acquired.............    (25,541)       --           --             --     (25,541)
                           --------    -------       ------       --------   --------
Net cash used in invest-
 ing activities.........    (28,378)    (4,230)         --          (1,900)   (34,508)
                           --------    -------       ------       --------   --------
CASH FLOWS FROM FINANCING ACTIVI-
 TIES:
  Principal repayments
   under capital
   leases...............        (68)      (255)         --             --        (323)
  Principal repayments
   of long-term debt....         (4)        (6)          (5)           --         (15)
  Proceeds from issuance
   of short-term debt...      2,000        --           --             --       2,000
  Proceeds from issuance
   of long-term debt....     16,000        --           --             --      16,000
  Net proceeds from
   equity issue.........      1,088        --           --             --       1,088
  Other financing
   costs................        (67)       --           --             --         (67)
                           --------    -------       ------       --------   --------
Net cash provided by
 (used in) financing ac-
 tivities...............     18,949       (261)          (5)           --      18,683
                           --------    -------       ------       --------   --------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS.......    (17,909)    (1,501)          75            --     (19,335)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............     24,031      6,300        4,073            --      34,404
                           --------    -------       ------       --------   --------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................   $  6,122    $ 4,799       $4,148       $    --    $ 15,069
                           ========    =======       ======       ========   ========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 30, 1999

                                       The Pantry   Guarantor   Non-Guarantor
                                        (Issuer)   Subsidiaries  Subsidiary   Eliminations  Total
                                       ----------  ------------ ------------- ------------ --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)....................  $   2,275     $  7,873      $    42      $ (7,915)  $  2,275
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization......      7,909        5,551            1           --      13,461
  Change in deferred income taxes....        455          105          --            --         560
  (Gain) loss on sale of property and
   equipment.........................        102           (7)         --            --          95
  Provision for environmental
   expenses..........................         67          (41)         --            --          26
  Equity earnings of affiliates......     (3,667)         --           --          3,667        --
Changes in operating assets and
 liabilities, net:
  Receivables........................     (4,416)     (13,273)      (1,156)       17,325     (1,520)
  Inventories........................       (929)        (685)         --            --      (1,614)
  Prepaid expenses...................        132          169            3           --         304
  Other noncurrent assets............        (30)        (347)         --              4       (373)
  Accounts payable...................     (1,243)         730       (2,919)          (27)   (3,459)
  Other current liabilities and
   accrued expenses..................     (2,438)       1,665       (4,894)      (14,995)   (20,662)
  Other noncurrent liabilities.......      3,621        1,020          --           (201)     4,440
                                       ---------     --------      -------      --------   --------
Net cash provided by (used in)
 operating activities................      1,838        2,760       (8,923)       (2,142)    (6,467)
                                       ---------     --------      -------      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and
   equipment.........................     (4,878)      (5,818)         --              1    (10,695)
  Proceeds from sale of property and
   equipment.........................        296          407          --            --         703
  Intercompany notes receivable
   (payable).........................     84,737        2,244        5,389       (92,370)       --
  Acquisitions of related businesses,
   net of cash acquired..............   (152,203)         609          --         94,511    (57,083)
                                       ---------     --------      -------      --------   --------
Net cash provided by (used in)
 investing activities................    (72,048)      (2,558)       5,389         2,142    (67,075)
                                       ---------     --------      -------      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital
   leases............................        (45)        (255)         --            --        (300)
  Principal repayments of long-term
   debt..............................    (12,879)         --            (5)          --     (12,884)
  Proceeds from issuance of long-term
   debt..............................     84,600          --           --            --      84,600
  Net proceeds from initial public
   offering..........................       (227)         --           --            --        (227)
  Other financing costs..............     (1,943)         --           --            --      (1,943)
                                       ---------     --------      -------      --------   --------
Net cash provided by (used in)
 financing activities................     69,506         (255)          (5)          --      69,246
                                       ---------     --------      -------      --------   --------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS.........................       (704)         (53)      (3,539)                  (4,296)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD...........................     16,446        9,843        4,868           --      31,157
                                       ---------     --------      -------      --------   --------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD..............................  $  15,742     $  9,790      $ 1,329      $    --    $ 26,861
                                       =========     ========      =======      ========   ========

                               THE PANTRY, INC.

Note 9--Subsequent Events

  On January 27, 2000, we acquired certain operating assets of McKight Oil Company. McKight Oil Company is a leading operator of convenience stores in Virginia and North Carolina, operating 12 stores under the name "On The Way Food Stores." On January 27, 2000, we acquired certain operating assets of Grooms Texaco, Inc. Grooms Texaco, Inc. is an operator of convenience stores in South Carolina, operating 3 stores under the name "Grooms Texaco." The purchase price and the fees and expenses associated with these acquisitions were financed with borrowings under our bank credit facility and cash on hand.

  Subsequent to December 30, 1999, we entered into an amendment to our bank credit facility which increased the borrowing capacity to include an additional $25.0 million under the Tranche C term loan. Proceeds from the term loan were invested in a blocked account to fund future acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K for the year ended September 30, 1999, our Registration Statement on Form S-1 (File No. 333-74221), as amended, effective June 8, 1999 and our Current Reports on Form 8-K and 8-K/A filed with the Securities and Exchange Commission.

Introduction

  The Pantry is a leading convenience store operator in the southeastern United States and the second largest independent operator in the United States. Our stores offer a broad selection of merchandise and gasoline as well as ancillary services designed to appeal to the convenience needs of our customers.

  Specific elements of our operating strategy include (i) enhancing our merchandising to increase same store merchandise sales growth and margins,
(ii) improving our gasoline offering in order to increase customer traffic and same store gasoline volume growth, (iii) reducing expenses through strengthened vendor relationships and tightened expense controls, (iv) making capital investments in store remodels and store automation and (v) expanding our market position through acquisitions and new store development. As a result of these and other factors, we have experienced increases for the quarter over the same quarter of the previous fiscal year in total revenue of 71.2%, same store merchandise sales of 11.7% and net income of 113.6%. Additionally, we have expanded the geographic scope of our operations which we believe will result in less seasonality from period to period.

  We continue to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices and cost savings initiatives. As part of our efforts we are upgrading our management information systems and continue to remodel our stores. Finally, we continue to seek acquisitions and believe that there is a large number of attractive acquisition opportunities in our markets. Subsequent to December 30, 1999, we completed two acquisitions bringing our store count as of February 7, 2000 to 1,287 stores.

Acquisition History

  Our acquisition strategy focuses on acquiring high-volume convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

  The table below provides information concerning the 2000 acquisitions (as of December 30, 1999) and the 1999 acquisitions:

                                                                                       Number of
     Date Acquired        Trade Name  Locations                                         Stores
     -------------       ------------ ---------                                        ---------
Fiscal 2000
 Acquisitions:
November 11, 1999....... Kangaroo     Georgia                                              49
November 4, 1999........ Cel Oil      Charleston, South Carolina                            7
October 7, 1999......... Wicker Mart  North Carolina                                        7
Other (less than five
 stores)................                                                                    1

Fiscal 1999 Acquisi-
 tions:
July 22, 1999........... Depot Food   South Carolina, Northern Georgia                     53
July 8, 1999............ Food Chief   Eastern South Carolina                               29
February 25, 1999....... ETNA         North Carolina, Virginia                             60
January 28, 1999........ Handy Way    North Central Florida                               121
November 5, 1998........ Express Stop Southeast North Carolina, Eastern South Carolina     22
October 22, 1998........ Dash-N       East Central North Carolina                          10
Other (less than five                                                                       2
 stores)................

  Impact of Acquisitions. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result the consolidated statements of operations herein include the results of operations of acquired stores from the date of acquisition only. Moreover, the consolidated balance sheet as of September 30, 1999 does not include the assets and liabilities relating to those acquisitions consummated after September 30, 1999. As a result, comparisons to prior operating results and prior balance sheets are materially impacted. Subsequent to the quarter ended December 30, 1999, we acquired 15 stores in two separate transactions. These transactions were funded with borrowings under our bank credit facility and cash on hand. We intend to continue our acquisition strategy and, accordingly, future results may not be necessarily comparable to historic results.

Results of Operations

 Three Months Ended December 30, 1999 Compared to the Three Months Ended December 24, 1998

  Total Revenue. Total revenue for the three months ended December 30, 1999 was $540.4 million compared to $315.6 million for the three months ended December 24, 1998, an increase of $224.8 million or 71.2%. The increase in total revenue is primarily attributable to revenue from stores acquired or opened since December 25, 1998 of $165.5 million, an increase in retail gasoline prices, and same store merchandise sales growth. Total revenue increases were also inflated by a higher average retail gasoline gallon price of $1.26 for the quarter compared to $1.02 for the first quarter of fiscal 1999, or an increase of 23.5%.

  Merchandise Revenue. Merchandise revenue for the first quarter of fiscal 2000 was $209.5 million compared to $139.4 million during the first quarter of fiscal 1999, an increase of $70.1 million or 50.3%. The increase in merchandise revenue is primarily attributable to revenue from stores acquired or opened since December 25, 1998 of $54.4 million and same store merchandise sales growth.

  Same store merchandise revenue for the quarter increased 11.7% over the comparable period in 1999. The increase in same store merchandise revenue is primarily attributable to the November increase in cigarette prices (see "Inflation"), increased customer traffic, higher average transaction size and general economic and market conditions. We estimate the cigarette price increase accounted for 3-4% of the same store gain. We believe the increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the first quarter of fiscal 2000 was $324.1 million compared to $171.8 million during the first quarter of fiscal 1999, an increase of $152.3 million or 88.7%. The increase in gasoline revenue is primarily attributable to revenue from stores acquired or opened since December 25, 1998 of $109.4 million and a $0.24 or 23.5% increase in average gasoline retail prices compared to the comparable period in fiscal 1999.

  In the three months ended December 30, 1999, gasoline gallons sold were
257.8 million compared to 169.0 million during the three months ended December 24, 1998, an increase of 88.8 million gallons or 52.5%. The increase is primarily attributable to gasoline sold by stores acquired or opened since December 25, 1998 of 88.5 million. Same store gasoline gallon sales for the quarter decreased 0.7% over the comparable period in fiscal 1999. The same store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing world crude prices.

  Commission Revenue. Commission revenue for the three months ended December 30, 1999 was $6.8 million compared to $4.4 million during the three months ended December 24, 1998, an increase of $2.4 million or 52.4%. The increase is primarily attributable to revenue from stores acquired or opened since December 25, 1998 of $1.8 million, same store commission revenue increases and the introduction of new ancillary service programs.

  Total Gross Profit. Total gross profit for the first quarter of fiscal 2000 was $108.9 million compared to $72.4 million during the first quarter of fiscal 1999, an increase of $36.5 million or 50.4%. The increase in gross profit is primarily attributable to profits from stores acquired or opened since December 25, 1998 of $30.8 million and same store gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $70.4 million for the three months ended December 30, 1999 compared to $44.9 million for the three months ended December 24, 1998, an increase of $25.5 million or 56.6%. This increase is primarily attributable to profits from stores acquired or opened since December 25, 1998 of $19.1 million and same store profit increases. The increase in merchandise gross margin to 33.6% for the quarter from 32.2% for the comparable period in fiscal 1999 is primarily attributable to the addition of higher margin food service locations, lower product costs and increased volume rebates.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $31.7 million for the three months ended December 30, 1999 compared to $23.0 million for the three months ended December 24, 1998, an increase of $8.7 million or 37.9%. This increase is primarily attributable to profits from stores acquired or opened since December 25, 1998 of $10.0 million offset by the lower gasoline margin associated with rising oil prices. Gasoline gross profit per gallon was $0.123 in the three months ended December 30, 1999 compared to $0.136 for the three months ended December 24, 1998.

  Store Operating and General and Administrative Expenses. Store operating expenses for the first quarter of fiscal 2000 totaled $64.3 million compared to store operating expenses of $43.7 million for the first quarter of fiscal 1999, an increase of $20.6 million or 47.0%. The increase in store expenses is primarily attributable to operating and lease expenses associated with the stores acquired or opened since December 25, 1998 of $19.3 million. As a percentage of total revenue, store operating expenses decreased to 11.9% in the quarter from 13.9% in the comparable period of fiscal 1999.

  General and administrative expenses for the three months ended December 30, 1999 was $15.6 million compared to $10.0 million during the three months ended December 24, 1998, an increase of $5.6 million or 56.8%. The increase in general and administrative expenses is attributable to increased administrative expenses associated with the stores acquired or opened since December 25, 1998 of $3.0 million. As a percentage of total revenue, general and administrative expenses decreased to 2.9% in the quarter from 3.2% in the comparable period of fiscal 1999.

  Income from Operations. Income from operations totaled $15.5 million for the three months ended December 30, 1999 compared to $10.5 million during the three months ended December 24, 1998, an increase of $5.0 million or 47.8%. The increase is attributable to the factors discussed above and is partially reduced by a $5.3 million increase in depreciation and amortization.

  EBITDA. EBITDA for the first quarter of fiscal 2000 totaled $29.0 million compared to EBITDA of $18.7 million during the first quarter of fiscal 1999, an increase of $10.3 million or 55.0%. The increase is attributable to the items discussed above.

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

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the three months ended December 30, 1999 totaled $11.7 million compared to $8.9 million for the three months ended December 24, 1998, an increase of $2.8 million or 31.5%. The increase in interest expense is attributable to the increased borrowings under our bank credit facility associated with acquisition activity.

  Income Tax Expense. Income tax expense totaled $1.8 million for the three months ended December 30, 1999 compared to $0.3 million for the three months ended December 24, 1998. The increase in income tax expense was primarily attributable to the increase in income before income taxes. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe will be realized, based on estimates of future earnings and the expected timing of temporary book/tax difference reversals. The Company's effective tax rate for the three months ended December 30, 1999 was 44%.

  Net Income. The net income for the first quarter of fiscal 2000 was $2.3 million compared to a net income of $1.1 million for the first quarter of fiscal 1999, an increase of $1.2 million or 113.6%. In the three months ended December 24, 1998, we recorded preferred stock dividends of $712 thousand which is subtracted from net income applicable to common shareholders in the calculation of earnings per share.

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our bank facilities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities decreased to a shortfall of $6.5 million for the three months ended December 30, 1999, compared to a shortfall of $3.5 million for the three months ended December 24, 1998. We had $26.9 million of cash and cash equivalents on hand at December 30, 1999.

  Fiscal 2000 Acquisitions. During the quarter we acquired a total of 64 convenience stores in four transactions for approximately $57.1 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand. Subsequent to December 30, 1999, the Company acquired 15 additional convenience stores and funded these transactions with proceeds from borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $10.7 million in the three months ended December 30, 1999. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

  We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs. We did not receive any proceeds from our sale-leaseback program during the three months ended December 30, 1999.

  In the three months ended December 30, 1999, we received approximately $2.4 million from vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the three months ended December 30, 1999 were $8.3 million. We anticipate net capital expenditures for fiscal 2000 will be approximately $45.0 million.

  Long-Term Debt. As of February 2, 2000, our long-term debt consisted primarily of $200.0 million of 10 1/4% senior subordinated notes due 2007 and $311.2 million outstanding under our bank credit facility. On September 30, 1999, we had $239.5 outstanding under our bank credit facility.

  On October 27, 1999 we entered into an amendment to our bank credit facility which increased the borrowing capacity to include an additional $75.0 million Tranche C term loan facility. The Tranche C term loan facility bears interest, at our option, at 3.75% per year in addition to the Eurodollar base rate or 2.25% in addition to a base rate. Proceeds from the Tranche C term loan were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions after September 30, 1999.

  On November 30, 1999, we entered into an amendment to our bank credit facility which increased the aggregate principal amount of the initial Tranche B term loan facility by an additional $25.0 million.

  Subsequent to December 30, 1999, we entered into an amendment to our bank credit facility which increased the borrowing capacity to include an additional $25.0 million under the Tranche C term loan. Proceeds from the term loan were invested in a blocked account to fund future acquisitions.

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) term loan facilities with outstanding borrowings of $301.2 million and (iii) a $50.0 million acquisition term facility which is available through January 31, 2001 to finance acquisitions of related businesses. As of February 2, 2000, we had $16.9 million available for borrowing or additional letters of credit under the revolving credit facility, $50.0 million available for borrowing under the acquisition term facility and $25.0 million available in a blocked acquisition account.

  The interest rates we pay on borrowings under our bank credit facility are variable and are based, at our option, on either a Eurodollar rate plus a percentage or a base rate plus a percentage. If we choose the Eurodollar base rate, we pay 3.0% per year in addition to the Eurodollar base rate for our revolving credit facility, our acquisition term facility, and our Tranche A term loan facility. For the Tranche B term loan facility, the Company pays 3.5% per year in addition to the Eurodollar base rate. If we opt for the base rate, we pay 1.5% per year in addition to the base rate for our revolving credit facility, the acquisition term facility, and the Tranche A term loan facility. For our Tranche B term loan facility, we pay 2.0% per year in addition to the base rate.

  In order to reduce our exposure to interest rate fluctuations we have entered into two interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into a swap arrangement with a notional amount of $45 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001.

  On January 31, 2001, all amounts then outstanding under the acquisition term facility convert into a three year term loan. The Tranche A and acquisition term facilities mature in January 2004, and the Tranche B and Tranche C term loan facilities mature in January 2006. The Tranche A and Tranche B term loan facilities require quarterly payments of principal and the Tranche C term loan facility requires quarterly payments of principal beginning in January 2000, with annual payments of principal totaling approximately $9.7 million in fiscal 2000, $18.4 million in fiscal 2001, $21.4 million in fiscal 2002, $24.6 million in fiscal 2003, $38.2 million in fiscal 2004, $76.8 million in fiscal 2005, and $112.3 million in fiscal 2006. The acquisition term facility requires quarterly payments of principal beginning in April 2001 in an amount equal to 8.33%, or 8.37% with respect to the installment payable in January 2004, of the aggregate acquisition term loans outstanding at January 31, 2001.

  Cash Flows from Financing Activities. During the three months ended December 30, 1999, we used proceeds from our bank credit facility and cash on hand to finance our 2000 acquisitions, principal repayments and related fees and expenses.

  Cash Requirements. We believe that cash on hand, cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months. To continue our acquisition strategy after that time, we will have to obtain additional debt or equity financing. There can be no assurance that such financing will be available on favorable terms, or at all.

  Shareholders' Equity. As of December 30, 1999, our shareholders' equity totaled $106.2 million. The $2.0 million increase in shareholders' equity from September 30, 1999 is attributed to net income for the first quarter of fiscal 2000.

Environmental Considerations

  We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia and Virginia and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through a combination of private commercial liability insurance and a letter of credit.

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

  Costs for which we do not receive reimbursement include but are not limited to the per-site deductible; costs incurred in connection with releases occurring or reported to trust funds prior to their inception; removal and disposal of underground storage tank systems; and costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require us to pay deductibles ranging from $10,000 to $100,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter of credit (described above). In addition to up to $2.3 million that we may expend for remediation, we estimate that up to $13.2 million may be expended for remediation on our behalf by state trust funds established in our operating areas and other responsible third parties including insurers. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

  Environmental reserves of $15.4 million as of December 30, 1999 represent estimates for future expenditures for remediation, tank removal and litigation associated with 429 known contaminated sites as a result of releases, e.g., overfills, spills and underground storage tank releases, and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of December 30, 1999, amounts which are probable of reimbursement (based on our experience) from those sources total $13.2 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms that we have engaged. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Year 2000 Initiative

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year in respective date fields. We use a combination of hardware devices run by computer programs at our support centers and retail locations to process transactions and other data which are essential to our business operations. The Year 2000 issue and its impact on data integrity could have resulted in system interruptions, miscalculations or failures causing disruptions of operations.

  We completed 90% of our assessment phase of Year 2000 vulnerability early in fiscal year 1998, and found that 30% of our systems would require remediation and 20% of our systems were planned for replacement or would be best served if replaced. We reviewed the assets acquired since our original assessment for Year 2000 compliance. This included the acquisition of other companies, as well as procurement and service arrangements. We completed testing, modifying and replacement of existing systems and related hardware which did not properly interpret dates beyond December 31, 1999 in November 1999.

  We also initiated communications with our significant vendors, suppliers, and financial institutions to determine the extent to which we were vulnerable to those third-parties' failure to be Year 2000 compliant. Based on these communications we did not anticipate any material effects related to vendor, supplier, or financial institution compliance. Additionally, due to the nature of our business, Year 2000 compliance with respect to our customers was not relevant.

  We implemented a Year 2000 contingency plan which provided for emergency technical and system support, business interruption plans and alternative procedures related to credit card processing, store accounting and payroll processing. We also expanded help desk coverage at our support center on the January 1st weekend.

  The direct and indirect costs of Year 2000 compliance were not material to our operations or operating results. Our expenditures, which were funded through operating cash flow, consisted primarily of internal costs and expenses associated with third-party contractors and totaled approximately $350,000. We do not anticipate any additional spending during fiscal 2000.

  As a result of the efforts discussed above, we successfully avoided any significant disruption from the Year 2000 issue related to the century rollover. We will continue to monitor all critical systems for the appearance of delayed complications or disruptions as well as problems relating to the leap year. We do not anticipate any material effect on our results of operations or financial condition resulting from the Year 2000 issue.

Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS No. 133 was extended for one year and consequently the statement is now effective for the first fiscal quarter of fiscal 2001. Earlier application of all of the provisions of SFAS No. 133 is encouraged. As of December 30, 1999, we have not evaluated the effect SFAS No. 133 on our consolidated financial statements, however, we do not believe adoption of this accounting standard will have a material impact on our financial condition.

Inflation

  As reported by the Bureau of Labor Statistics the consumer price index for the category labeled "cigarettes" increased approximately 33.4% during fiscal 1999 and an additional 3.0% during the three months ending December 30, 1999. The largest increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. In September 1999, manufacturers raised cigarette prices an additional $0.10 per pack. In general, we have passed price increases to our customers. However, during the quarter as in previous quarters, major cigarette manufacturers offered rebates to retailers, and we passed along those rebates to our customers. For the first quarter of fiscal 2000 we estimate that cigarette inflation accounted for 3%-4% of the 11.7% increase in comparable store merchandise sales.

  During the three months ending December 30, 1999, wholesale gasoline fuel prices continued to increase. Average cost per barrel for the three months ending December 30, 1999 were $25 compared to $13 per barrel for the quarter ending December 24, 1998. Generally we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars and gross margin percentage.

  General CPI, excluding energy, increased 0.62% during the three months ending December 30, 1999 and food at home, which is most indicative of our merchandise inventory, increased 0.67%. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements, which are subject to numerous risks, uncertainties, and assumptions about The Pantry, our industry, and related economic conditions, include among other things:

 .Our anticipated acquisitions and growth strategies

 .Anticipated trends in our business

 .Future expenditures for capital projects including the cost of environmental compliance

 .Our ability to pass along cigarette price increases to our customers without a decrease in cigarette sales

 .Our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions

  We have tried, whenever possible, to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. These forward-looking statements are subject to numerous risks and uncertainties, including without limitation risks related to our dependence on gasoline and tobacco sales, our acquisition strategy, our rapid growth since 1996, our dependence on one principal wholesaler, the intense competition in the convenience store and retail gasoline industries, our dependence on favorable weather conditions in spring and summer months, the concentration of our stores in the southeastern United States, our history of losses, extensive environmental regulation of our business, governmental regulation, control of The Pantry by one principal stockholder, our dependence on senior management, the failure of The Pantry and others to be year 2000 compliant and other risk factors identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q. As a result of these risks, actual results may differ from these forward-looking statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

  In order to reduce our exposure to interest rate fluctuations we have entered into two interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into a swap arrangement with a notional amount of $45 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001.

  The following tables presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of February 2, 2000.

               Expected Maturity Date (as of December 30, 1999)

                         Fiscal   Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2000     2001     2002     2003     2004    Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $21,436  $18,689  $21,693  $24,947  $38,257   $387,601  $512,623  $502,876
Weighted  average
  Interest rate.........    9.94%   10.00%   10.08%   10.11%   10.13%     10.21%    10.09%

  Qualitative Disclosures. Our primary exposure relates to:

  . interest rate risk on long-term and short-term borrowings,

  . our ability to pay or refinance long-term borrowings at maturity at market rates,

  . the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and

  . the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

  We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. We expect the interest rate swaps mentioned above will reduce our exposure to short-term interest rate fluctuations. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

                          PART II--OTHER INFORMATION.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    27.1 Financial Data Schedule.

    99.1 Risk Factors

  (b) Reports on Form 8-K.

    (1) On October 5, 1999, The Pantry filed a Current Report on Form 8-K/A (Amendment No. 1) which provided the following financial statements for the acquisition of 100% of the outstanding capital stock of R&H Maxxon, Inc ("Maxxon") on July 22, 1999:

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

      (1) Introduction to Unaudited Pro Forma Data

      (2) Unaudited Pro Forma Balance Sheet Data as of June 24, 1999

      (3) Notes to Unaudited Pro Forma Balance Sheet Data

      (4) Unaudited Pro Forma Statement of Operations Data for the Nine-Month Period Ended June 24, 1999

      (5) Unaudited Pro Forma Statement of Operations Data for the Year Ended September 24, 1998

      (6) Notes to Unaudited Pro Forma Statement of Operations Data

    (2) On November 25, 1999, The Pantry filed a Current Report on Form 8-K announcing its acquisition of 100% of the outstanding stock of Kangaroo, Inc ("Kangaroo") on November 11, 1999.

    (3) On January 3, 2000, The Pantry filed a Current Report on Form 8-K/A (Amendment No. 2) to amend and restate Item 7 to its Current Report on Form 8-K/A, filed on October 5, 1999, to revise footnote (k) to the Notes to Unaudited Pro Forma Statement of Operations Data to reflect an accounting adjustment to third quarter financial results for The Pantry.

    (4) On January 25, 2000, The Pantry filed a Current Report on Form 8-K/A (Amendment No. 1) which provided the following financial statements for the acquisition of 100% of the outstanding capital stock of Kangaroo on November 11, 1999:

    Audited financial statements of Kangaroo as of October 31, 1999 and 1998, and for each of the two years in the period ended October 31, 1999:

      (1) Report of Independent Auditor's Report

      (2) Balance Sheets

      (3) Statements of Income and Retained Earnings

      (4) Statements of Cash Flows

      (5) Notes to Financial Statements

    Unaudited pro forma financial data:

      (1) Introduction to Unaudited Pro Forma Financial Data

      (2) Unaudited Pro Forma Balance Sheet Data as of September 30, 1999

      (3) Notes to Unaudited Pro Forma Balance Sheet Data

      (4) Unaudited Pro Forma Statement of Operations Data for the Year Ended September 30, 1999

      (5) Notes to Unaudited Pro Forma Statements of Operations Data

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE PANTRY, INC.

Date: February 14, 2000

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

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
 27.1        Financial Data Schedule.
 99.1        Risk Factors.