Form 10-Q/A
period 1999-12-30
PANTRY INC
filed 2000-02-17
CIK 915862

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                THE PANTRY, INC.

                                  FORM 10-Q/A
                               (Amendment No. 1)

                               DECEMBER 30, 1999

                               TABLE OF CONTENTS

Part II -- Other Information
  Item 6. Exhibits and Reports on Form 8-K..................................   1

  The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999, filed with the Securities and Exchange Commission on February 14, 2000, to add Exhibits 10.37 (Second Amendment to Credit Agreement) and 10.38 (Third Amendment to Credit Agreement). The remainder of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999 remains unchanged.

                          PART II--OTHER INFORMATION.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

   10.37  Second Amendment to Credit Agreement dated as of October 27, 1999 and entered into by and among The Pantry, the financial institutions listed on the signature page thereof, First Union
          National Bank, as administrative agent for Lenders (as defined therein), Canadian Imperial Bank of Commerce, assyndication agent for Lenders, and Bank of America, N.A. (formerly known as NationsBank, N.A.), as documentation agent for Lenders, and, for purposes of Section 5 thereof, the Credit Support Parties (as defined therein) listed on the signature pages thereof.
   10.38  Third Amendment to Credit Agreement dated as of November 30, 1999 and entered into by and among The Pantry, the financial institutions listed on the signature page thereof, First Union
          National Bank, as administrative agent for Lenders, Canadian Imperial Bank of Commerce, as syndication agent for Lenders, and Bank of America, N.A. (formerly known as NationsBank,
          N.A.), as documentation agent for Lenders, and, for purposes of Section 5 thereof, the Credit
          Support Parties (as defined therein) listed on the signature pages thereof.
   27.1*  Financial Data Schedule.
   99.1*  Risk Factors.

--------
*Previously filed.

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

Date: February 17, 2000

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

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
 10.37       Second Amendment to Credit Agreement dated as of October 27, 1999 and entered into by and
             among The Pantry, the financial institutions listed on the signature page thereof, First Union
             National Bank, as administrative agent for Lenders (as defined therein) , Canadian Imperial Bank of Commerce, assyndication agent for Lenders, and Bank of America, N.A. (formerly known as
             NationsBank, N.A.), as documentation agent for Lenders, and, for purposes of Section 5 thereof, the Credit Support Parties (as defined therein) listed on the signature pages thereof.
 10.38       Third Amendment to Credit Agreement dated as of November 30, 1999 and entered into by and
             among The Pantry, the financial institutions listed on the signature page thereof, First Union
             National Bank, as administrative agent for Lenders, Canadian
             Imperial Bank of Commerce, as
             syndication agent for Lenders, and Bank of America, N.A. (formerly known as NationsBank,
             N.A.), as documentation agent for Lenders, and, for purposes of
             Section 5 thereof, the Credit
             Support Parties (as defined therein) listed on the signature pages thereof.
 27.1*       Financial Data Schedule.
 99.1*       Risk Factors.

--------
*Previously filed.