Form 10-Q
period 2000-03-30
PANTRY INC
filed 2000-05-15
CIK 915862

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2000

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

    COMMON STOCK, $0.01 PAR VALUE                   18,111,474 SHARES
               (Class)                        (Outstanding at May 8, 2000)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                                 MARCH 30, 2000

                               TABLE OF CONTENTS

Part I -- Financial Information
 Item 1. Financial Statements
   Consolidated Balance Sheets.............................................   2
   Consolidated Statements of Operations...................................   3
   Consolidated Statements of Cash Flows...................................   4
   Notes to Consolidated Financial Statements..............................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  23
 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  32

Part II -- Other Information

 Item 4. Submission of Matters to a Vote of Security Holders................  34
 Item 6. Exhibits and Reports on Form 8-K...................................  34

                        PART I -- FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Share Data)

                                                       September 30, March 30,
                                                           1999         2000
                                                       ------------- ----------
                                                         (Audited)   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...........................    $ 31,157     $ 72,567
 Receivables (net of allowances for doubtful accounts
  of $776 at September 30, 1999 and $781 at
  March 30, 2000)....................................      24,234       25,645
 Inventories (Note 3)................................      76,237       84,454
 Income taxes receivable.............................          --        1,354
 Prepaid expenses....................................       3,497        3,561
 Property held for sale..............................         135          282
 Deferred income taxes, net..........................       4,849        4,849
                                                         --------     --------
 Total current assets................................     140,109      192,712
                                                         --------     --------
Property and equipment, net..........................     421,685      446,756
                                                         --------     --------
Other assets:
 Goodwill (net of accumulated amortization of $18,324
  at September 30, 1999 and $21,891 at
  March 30, 2000)....................................     197,705      227,479
 Deferred financing cost (net of accumulated
  amortization of $3,499 at September 30, 1999 and
  $4,500 at March 30, 2000)..........................      12,680       13,645
 Environmental receivables (Note 4)..................      13,136       13,063
 Other noncurrent assets.............................       8,403        9,879
                                                         --------     --------
 Total other assets..................................     231,924      264,066
                                                         --------     --------
  Total assets.......................................    $793,718     $903,534
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5).......    $ 10,687     $ 26,982
 Current maturities of capital lease obligations.....       1,205        1,205
 Accounts payable....................................      89,124      103,955
 Accrued interest....................................       9,928       11,902
 Accrued compensation and related taxes..............       8,042        9,455
 Income tax payable..................................       5,004           --
 Other accrued taxes.................................      13,834        9,789
 Accrued insurance...................................       8,820        8,954
 Other accrued liabilities...........................      20,976       20,867
                                                         --------     --------
 Total current liabilities...........................     167,620      193,109
                                                         --------     --------
Long-term debt (Note 5)..............................     430,220      508,985
                                                         --------     --------
Other noncurrent liabilities:
 Environmental reserves (Note 4).....................      15,402       14,495
 Deferred income taxes...............................      26,245       26,763
 Deferred revenue....................................      28,729       36,662
 Capital lease obligations...........................      13,472       12,896
 Employment obligations..............................         486          238
 Other noncurrent liabilities........................       7,347        6,655
                                                         --------     --------
 Total other noncurrent liabilities..................      91,681       97,709
                                                         --------     --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Note 6 and 7):
Common stock, $.01 par value, 50,000,000 shares
 authorized; 18,111,474 issued and outstanding at
 September 30, 1999 and at March 30, 2000,
 respectively........................................         182          182
Additional paid in capital...........................     128,256      128,018
Shareholder loans....................................        (937)        (912)
Accumulated deficit..................................     (23,304)     (23,557)
                                                         --------     --------
 Total shareholders' equity..........................     104,197      103,731
                                                         --------     --------
  Total liabilities and shareholders' equity.........    $793,718     $903,534
                                                         ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, except per share data)

                                     Three Months Ended    Six Months Ended
                                    --------------------  --------------------
                                    March 25,  March 30,  March 25,  March 30,
                                       1999      2000       1999       2000
                                    ---------- ---------  ---------  ---------
                                    (13 weeks) (13 weeks) (26 weeks) (26 weeks)
Revenues:
  Merchandise sales...............   $164,572  $215,161   $303,962   $ 424,652
  Gasoline sales..................    189,128   361,674    360,917     685,823
  Commissions.....................      6,092     7,274     10,520      14,024
                                     --------  --------   --------   ---------
    Total revenues................    359,792   584,109    675,399   1,124,499
                                     --------  --------   --------   ---------
Cost of sales:
  Merchandise.....................    110,372   143,616    204,825     282,716
  Gasoline........................    165,859   335,513    314,633     627,919
                                     --------  --------   --------   ---------
    Total cost of sales...........    276,231   479,129    519,458     910,635
                                     --------  --------   --------   ---------
Gross profit......................     83,561   104,980    155,941     213,864
                                     --------  --------   --------   ---------
Operating expenses:
  Store expenses..................     51,486    66,494     95,215     130,784
  General and administrative
   expenses.......................     12,388    15,760     22,356      31,386
  Depreciation and amortization...      9,640    13,834     17,830      27,295
                                     --------  --------   --------   ---------
    Total operating expenses......     73,514    96,088    135,401     189,465
                                     --------  --------   --------   ---------
Income from operations............     10,047     8,892     20,540      24,399
                                     --------  --------   --------   ---------
Other income (expense):
  Interest........................     (9,961)  (13,385)   (18,873)    (25,107)
  Miscellaneous...................        312       (21)       128         257
                                     --------  --------   --------   ---------
    Total other expense...........     (9,649)  (13,406)   (18,745)    (24,850)
                                     --------  --------   --------   ---------
Income before income taxes and
 extraordinary loss...............        398    (4,514)     1,795        (451)
Income tax (expense) benefit......       (386)    1,986       (718)        198
                                     --------  --------   --------   ---------
Income (loss) before extraordinary
 loss.............................         12    (2,528)     1,077        (253)
Extraordinary loss................     (3,557)       --     (3,557)         --
                                     --------  --------   --------   ---------
Net loss..........................   $ (3,545) $ (2,528)  $ (2,480)  $    (253)
                                     ========  ========   ========   =========
Net loss applicable to common
 shareholders (Note 7)............   $ (4,279) $ (2,528)  $ (3,926)  $    (253)
                                     ========  ========   ========   =========
Earnings per share (Note 7):
  Basic...........................   $  (0.36) $  (0.14)  $  (0.33)  $   (0.01)
  Diluted.........................   $  (0.36) $  (0.14)  $  (0.33)  $   (0.01)

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                            Six Months Ended
                                                          ----------------------
                                                          March 25,   March 30,
                                                             1999        2000
                                                          ----------  ----------
                                                          (26 weeks)  (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................ $  (2,480)   $   (253)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Extraordinary loss.....................................     3,405         --
  Depreciation and amortization..........................    17,830      27,295
  Provision for deferred income taxes....................       120         515
  (Gain) loss on sale of property and equipment..........      (410)      2,184
  Reserves for environmental expenses....................        48        (907)
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Receivables............................................      (948)         20
  Inventories............................................    (4,628)     (2,914)
  Prepaid expenses.......................................       (18)        402
  Other noncurrent assets................................    (2,216)        375
  Accounts payable.......................................     7,911       7,833
  Other current liabilities and accrued expenses.........    (5,686)     (9,255)
  Other noncurrent liabilities...........................       477       6,649
                                                          ---------    --------
    Net cash provided by operating activities............    13,405      31,944
                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale....................       (93)       (655)
  Additions to property and equipment....................   (23,166)    (21,718)
  Proceeds from sale of property held for sale...........     1,495       4,093
  Proceeds from sale of property and equipment...........       376       1,148
  Acquisitions of related businesses, net of cash
   acquired..............................................  (129,900)    (65,688)
                                                          ---------    --------
    Net cash used in investing activities................  (151,288)    (82,820)
                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..............      (631)       (576)
  Principal repayments of long-term debt.................  (143,999)    (52,940)
  Proceeds from issuance of long-term debt...............   275,000     148,000
  Net proceeds from equity issues........................     1,068        (213)
  Other financing costs..................................    (2,960)     (1,985)
                                                          ---------    --------
    Net cash provided by financing activities............   128,478      92,286
                                                          ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    (9,405)     41,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........    34,404      31,157
                                                          ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  24,999    $ 72,567
                                                          =========    ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                            Six Months Ended
                                                          ---------------------
                                                          March 25,  March 30,
                                                             1999       2000
                                                          ---------- ----------
                                                          (26 weeks) (26 weeks)
Cash paid during the year:
  Interest...............................................  $19,791    $23,133
                                                           =======    =======
  Taxes..................................................  $   302    $13,217
                                                           =======    =======

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

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 30, 2000 and for the three and six months ended March 30, 2000 and March 25, 1999 are unaudited. References herein to "The Pantry" or "the Company" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

  We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999, our Registration Statement on Form S-1 (No. 333-74221), as amended, our Current Reports on Form 8-K and 8-K/A, and our Quarterly Reports on Form 10-Q and 10-Q/A for the period ended December 30, 1999, as amended.

  Our results of operations for the three and six months ended March 30, 2000 and March 25, 1999 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 24, 1998. These acquisitions have been accounted for under the purchase method. See "Note 2-- Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2000 fiscal year ends on September 28, 2000 and is a 52 week year while our 1999 fiscal year was 53 weeks.

 The Pantry

  As of March 30, 2000, we operated approximately 1,268 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Georgia, Kentucky, Indiana and Virginia. Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. In our Florida, Georgia, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,214 locations, 952 of which sell gasoline under brand names including Amoco, British Petroleum, Chevron, Citgo, Exxon, Shell, and Texaco.

                               THE PANTRY, INC.

Note 2 -- Business Acquisitions:

  During the six months ended March 30, 2000, we acquired the businesses described below (the "2000 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

Fiscal 2000 Acquisitions

Date Acquired            Trade Name  Locations                            Stores
-------------            ----------- ---------                            ------
January 27, 2000........ On-The-Way  North Carolina and Southern Virginia   12
November 11, 1999....... Kangaroo    Georgia                                49
November 4, 1999........ Cel Oil     Charleston, South Carolina              7
October 7, 1999......... Wicker Mart North Carolina                          7
Others (less than five
 stores)................ Various     Florida and South Carolina              4
                                                                           ---
Total....................................................................   79
                                                                           ---

  During fiscal 1999, we acquired the businesses described below (the "1999 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

Fiscal 1999 Acquisitions

Date Acquired             Trade Name  Locations                                  Stores
-------------            ------------ ---------                                  ------
July 22, 1999........... Depot Food   South Carolina and Northern Georgia          53
July 8, 1999............ Food Chief   Eastern South Carolina                       29
February 25, 1999....... ETNA         North Carolina and Virginia                  60
January 28, 1999........ Handy Way    North Central Florida                       121
November 5, 1998........ Express Stop Southeast North Carolina and Eastern South   22
                                      Carolina
October 22, 1998........ Dash-N       East Central North Carolina                  10
Others (less than five
 stores)................ Various      North Carolina and South Carolina             2
                                                                                  ---
Total...........................................................................  297
                                                                                  ---

  The purchase price allocations for the 2000 acquisitions are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, such purchase price allocations are subject to finalization. Goodwill associated with the 1999 acquisitions and the 2000 acquisitions is being amortized over 30 years using the straight-line method.

                               THE PANTRY, INC.

  Purchase prices of 2000 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

       Assets Acquired:
       Receivables.....................................................  $ 1,464
       Inventories.....................................................    5,303
       Prepaid expenses................................................      466
       Property held for sale..........................................    3,586
       Property and equipment..........................................   29,181
       Other noncurrent assets.........................................    1,858
                                                                         -------
         Total assets..................................................   41,358
                                                                         -------

       Liabilities Assumed:
       Accounts payable................................................    6,998
       Other current liabilities and accrued expenses..................    2,016
       Other noncurrent liabilities....................................      594
                                                                         -------
         Total liabilities.............................................    9,608
                                                                         -------
       Net tangible assets acquired....................................   32,250
         Goodwill......................................................   33,438
                                                                         -------
          Total consideration paid, including direct costs, net of cash acquired....................................................  $65,688
                                                                         =======

  The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                                                          Six Months Ended
                                                        ---------------------
                                                        March 25,  March 30,
                                                          1999        2000
                                                        ---------  ----------
   Total revenues...................................... $947,873   $1,140,875
   Income (loss) before extraordinary loss.............      689         (399)
   Net loss............................................   (2,868)        (399)
   Net loss applicable to common shareholders..........   (4,314)        (399)
   Earnings per share applicable to common
    shareholders:
   Basic:
     Loss before extraordinary item                     $  (0.06)  $    (0.02)
     Extraordinary item................................    (0.30)          --
                                                        --------   ----------
     Net loss.......................................... $  (0.36)  $    (0.02)
                                                        ========   ==========
   Diluted:
     Loss before extraordinary item.................... $  (0.06)  $    (0.02)
     Extraordinary item................................    (0.30)          --
                                                        --------   ----------
     Net loss.......................................... $  (0.36)  $    (0.02)
                                                        ========   ==========

  In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 1999 or fiscal 2000, or of future operations of the combined companies.

                               THE PANTRY, INC.

Note 3 -- Inventories

  Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                                         September 30, March 30,
                                                             1999        2000
                                                         ------------- ---------
   Inventories at FIFO cost:
   Merchandise.........................................     $63,941     $70,024
   Gasoline............................................      22,431      26,236
                                                            -------     -------
                                                             86,372      96,260
   Less adjustment to LIFO cost:
   Merchandise.........................................     (10,135)    (11,806)
                                                            -------     -------
   Inventories at LIFO cost............................     $76,237     $84,454
                                                            =======     =======

  Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 30, 1999 and March 30, 2000, respectively.

Note 4 -- Environmental Liabilities and Other Contingencies

  As of March 30, 2000, we were contingently liable for outstanding letters of credit in the amount of $17.9 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

  The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry, with additional taxes plus penalties and accrued interest totaling approximately $5.0 million, for the periods February 1, 1992 to September 26, 1996. For the tax years ending January 26, 1993 through September 26, 1996, we have reached a settlement with the State of North Carolina. Under the settlement, we will reduce state net economic loss carryforwards and pay $534,926 in additional tax. The settlement is reflected in the financial statements as a reduction to state net economic losses, a reduction of deferred tax assets and the related valuation allowance. We are contesting the Tennessee assessment and believe that, in the event of a mutual settlement, the assessment amount and related penalties of approximately $250,000 would be substantially reduced. Based on this, we believe the outcome of the audits will not have a material adverse effect on our financial condition or financial statements.

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

                               THE PANTRY, INC.

  Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia and Virgina and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998. After that time we will meet such requirements through a combination of private commercial liability insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

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

  The trust funds require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the

                               THE PANTRY, INC.

type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. During the next five years, we may spend up to $1.4 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $13.1 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Note 5 -- Long-Term Debt

  At September 30, 1999 and March 30, 2000, long-term debt consisted of the following (in thousands):

                                                       September 30, March 30,
                                                           1999        2000
                                                       ------------- ---------
   Senior subordinated notes payable; due October 15,
    2007; interest payable semi-annually at 10.25%...    $200,000    $200,000
   Term loan facility--Tranche A; interest payable
    monthly at LIBOR (5.88% at March 30, 2000) plus
    3.0%; principal due in quarterly installments
    through January 31, 2004.........................      70,656      68,906
   Term loan facility--Tranche B; interest payable
    monthly at LIBOR (5.88% at March 30, 2000) plus
    3.5%; principal due in quarterly installments
    through January 31, 2006.........................     156,794     180,920
   Term loan facility--Tranche C; interest payable
    monthly at LIBOR (5.88% at March 30, 2000) plus
    3.75%; principal due in quarterly installments
    through January 31, 2006.........................          --      75,000
   Acquisition facility; interest payable monthly at
    LIBOR (5.88% at March 30, 2000) plus 3.5%;
    principal due in quarterly installments through
    January 31, 2004.................................      12,000          --
   Revolving credit facility; interest payable
    monthly at LIBOR (5.88% at March 30, 2000) plus
    3.0%; principal due January 31, 2004.............          --      10,000
   Notes payable to McLane Company, Inc.; zero (0.0%)
    interest, with principal due in annual
    installments through February 26, 2003...........       1,185         889
   Other notes payable; various interest rates and
    maturity dates...................................         272         252
                                                         --------    --------
                                                          440,907     535,967
   Less--current maturities..........................     (10,687)    (26,982)
                                                         --------    --------
                                                         $430,220    $508,985
                                                         ========    ========

  The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 8 -- Supplemental Guarantor Information."

                               THE PANTRY, INC.

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit with outstanding borrowings of $10.0 million; (ii) a $50.0 million acquisition facility available to finance acquisition of related businesses; and (iii) term loan facilities with outstanding borrowings of $324.8 million. As of March 30, 2000, total outstanding borrowings under our bank credit facility, as amended, were $334.8 million.

  During the second quarter, we borrowed an additional $25.0 million under the Tranche C term loan. Proceeds from the term loan were invested in a blocked account to fund future acquisitions


  The annual maturities of notes payable are as follows (in thousands):

             Year Ended September:
             ---------------------
               2000.......................... $ 18,343
               2001..........................   18,984
               2002..........................   21,987
               2003..........................   25,241
               2004..........................   43,404
               Thereafter....................  408,008
                                              --------
                                              $535,967
                                              ========

  As of March 30, 2000, we were in compliance with all covenants and restrictions relating to all its outstanding borrowings.

  As of March 30, 2000, substantially all of our net assets (which includes those of our subsidiaries) are restricted as to payment of dividends and other distributions.

Note 6 -- Shareholders' Equity

  On June 8, 1999, the Company offered and sold 6,250,000 shares of common stock, $0.01 par value per share, in our initial public offering. The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed subsequent during the fiscal quarter ended June 24, 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

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

                               THE PANTRY, INC.

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

Note 7 -- Earnings Per Share

  We compute earnings per share data in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data).

                                          Three Months Ended   Six Months Ended
                                          ------------------- -------------------
                                          March 25, March 30, March 25, March 30,
                                            1999      2000      1999      2000
                                          --------- --------- --------- ---------
Net loss applicable to common
 shareholders:
  Net income (loss) before extraordinary
   loss.................................   $    12   $(2,528)  $ 1,077   $  (253)
  Dividends on preferred stock..........      (734)      --     (1,446)      --
                                           -------   -------   -------   -------
  Loss applicable to common shareholders
   before extraordinary loss............   $  (722)  $(2,528)  $  (369)  $  (253)
  Extraordinary loss....................    (3,557)      --     (3,557)      --
                                           -------   -------   -------   -------
  Net income loss applicable to common
   shareholders.........................   $(4,279)  $(2,528)  $(3,926)  $  (253)
                                           =======   =======   =======   =======
Earnings per share--basic:
  Weighted-average shares outstanding...    11,864    18,111    11,857    18,111
Loss per share before extraordinary loss
 per share --basic......................   $ (0.06)  $ (0.14)  $ (0.03)  $ (0.01)
Extraordinary loss per share--basic.....     (0.30)      --      (0.30)      --
                                           -------   -------   -------   -------
  Net loss per share--basic.............   $ (0.36)  $ (0.14)  $ (0.33)  $ (0.01)
                                           =======   =======   =======   =======
Earnings per share--diluted:
  Weighted-average shares outstanding...    11,864    18,111    11,857    18,111
  Dilutive impact of options and
   warrants
   outstanding..........................       --        --        --        --
                                           -------   -------   -------   -------
  Weighted-average shares and potential
   dilutive shares outstanding..........    11,864    18,111    11,857    18,111
                                           =======   =======   =======   =======
Loss per share before extraordinary
 loss--diluted..........................   $ (0.06)  $ (0.14)  $ (0.03)  $ (0.01)
Extraordinary loss per share--diluted...     (0.30)      --      (0.30)      --
                                           -------   -------   -------   -------
Net loss per share--diluted.............   $ (0.36)  $ (0.14)  $ (0.33)  $ (0.01)
                                           =======   =======   =======   =======

                               THE PANTRY, INC.

   For the quarter and six months ended March 30, 2000, 3,162,861 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options to purchase such shares were greater than the average market price of our common stock for that period and their inclusion would have been antidilutive.

Note 8 -- Supplemental Guarantor Information

   The Pantry's wholly-owned subsidiaries Lil' Champ Food Stores, Inc., Sandhills, Inc. and Global Communications, Inc. and Lil' Champ Food Stores' wholly-owned subsidiary Miller Enterprises, Inc. (the "Guarantors") jointly and severally, unconditionally guarantee, on an unsecured senior subordinated basis, the full and prompt performance of our obligations under our senior subordinated notes and our bank credit facility.

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

                                   THE PANTRY

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 30, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 16,446    $  9,870      $ 4,841     $     --    $ 31,157
 Receivables, net.......     34,761      46,179        3,119       (59,825)    24,234
 Inventories............     40,714      35,523          --            --      76,237
 Prepaid expenses.......      2,186         958          353           --       3,497
 Property held for
  sale..................        135         --           --            --         135
 Deferred income taxes..      2,220       2,621            8           --       4,849
                           --------    --------      -------     ---------   --------
 Total current assets...     96,462      95,151        8,321       (59,825)   140,109
                           --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........    119,590         --           --       (119,590)       --
                           --------    --------      -------     ---------   --------
Property and equipment,
 net....................    160,809     244,622       16,254           --     421,685
                           --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........    127,056      70,649          --            --     197,705
 Deferred financing
  cost, net.............     12,680         --           --            --      12,680
 Environmental
  receivables, net......     11,959       1,177          --            --      13,136
 Intercompany notes
  receivable............    248,650      49,705       17,124      (315,479)       --
 Other noncurrent
  assets................      3,782       4,053          568           --       8,403
                           --------    --------      -------     ---------   --------
 Total other assets.....    404,127     125,584       17,692      (315,479)   231,924
                           --------    --------      -------     ---------   --------
Total assets............   $780,988    $465,357      $42,267     $(494,894)  $793,718
                           ========    ========      =======     =========   ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Current liabilities:
 Current maturities of
  long-term debt........   $ 10,370    $    296      $    21     $     --    $ 10,687
 Current maturities of
  capital lease
  obligations...........        178       1,027          --            --       1,205
 Accounts payable:
  Trade.................     50,866      31,360        2,919          (134)    85,011
  Money orders..........        775       3,338          --            --       4,113
 Accrued interest.......     16,060         --             1        (6,133)     9,928
 Accrued compensation
  and related taxes.....      4,730       3,310            2           --       8,042
 Income taxes payable...      6,784      12,499          447       (14,726)     5,004
 Other accrued taxes....      5,041       8,793          --            --      13,834
 Accrued insurance......      3,401       5,419          --            --       8,820
 Other accrued
  liabilities...........     36,480      13,846        4,366       (33,716)    20,976
                           --------    --------      -------     ---------   --------
 Total current
  liabilities...........    134,685      79,888        7,756       (54,709)   167,620
                           --------    --------      -------     ---------   --------
Long-term debt..........    429,235         889           96           --     430,220
                           --------    --------      -------     ---------   --------
Other noncurrent
 liabilities:
 Environmental
  reserves..............     13,010       2,392          --            --      15,402
 Deferred income taxes..      2,810      21,766        1,669           --      26,245
 Deferred revenue.......     20,705       8,024          --            --      28,729
 Capital lease
  obligations...........      4,063       9,409          --            --      13,472
 Employment
  obligations...........        486         --           --            --         486
 Intercompany notes
  payable...............     68,829     249,715        3,997      (322,541)       --
 Other noncurrent
  liabilities...........      2,968       4,143           36           200      7,347
                           --------    --------      -------     ---------   --------
 Total other noncurrent
  liabilities...........    112,871     295,449        5,702      (322,341)    91,681
                           --------    --------      -------     ---------   --------
SHAREHOLDERS' EQUITY:
 Common stock...........        182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............    128,256       6,882       24,212       (31,094)   128,256
 Shareholder loans......       (937)        --           --            --        (937)
 Accumulated earnings
  (deficit).............    (23,304)     82,248         (500)      (81,748)   (23,304)
                           --------    --------      -------     ---------   --------
 Total shareholders'
  equity................    104,197      89,131       28,713      (117,844)   104,197
                           --------    --------      -------     ---------   --------
Total liabilities and
 shareholders' equity...   $780,988    $465,357      $42,267     $(494,894)  $793,718
                           ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                                 MARCH 30, 2000

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 49,881    $ 21,275      $ 1,411     $      --   $ 72,567
 Receivables, net.......     46,380      72,109        4,276       (97,120)    25,645
 Inventories............     47,988      36,466           --            --     84,454
 Income taxes
  receivable............      1,354          --           --            --      1,354
 Prepaid expenses.......      2,475         736          350            --      3,561
 Property held for
  sale..................        282          --           --            --        282
 Deferred income taxes,
  net...................      2,220       2,621            8            --      4,849
                           --------    --------      -------     ---------   --------
 Total current assets...    150,580     133,207        6,045       (97,120)   192,712
                           --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........    130,848          --           --      (130,848)        --
                           --------    --------      -------     ---------   --------
Property and equipment,
 net....................    185,676     244,829       16,251            --    446,756
                           --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........    156,115      71,364           --            --    227,479
 Deferred financing
  cost, net.............     13,645          --           --            --     13,645
 Environmental
  receivables, net......     11,959       1,104           --            --     13,063
 Intercompany notes
  receivable............    252,213      49,705       17,124      (319,042)        --
 Other noncurrent
  assets................      5,501       3,978          568          (168)     9,879
                           --------    --------      -------     ---------   --------
 Total other assets.....    439,433     126,151       17,692      (319,210)   264,066
                           --------    --------      -------     ---------   --------
Total assets............   $906,537    $504,187      $39,988     $(547,178)  $903,534
                           ========    ========      =======     =========   ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
 Current maturities of
  long-term debt........   $ 26,665    $    296      $    21     $      --   $ 26,982
 Current maturities of
  capital lease
  obligations...........        178       1,027           --            --      1,205
 Accounts payable.......     61,279      42,862           --          (186)   103,955
 Accrued interest.......     20,643          --            1        (8,742)    11,902
 Accrued compensation
  and related taxes.....      5,147       4,307            1            --      9,455
 Income taxes payable...         --      21,023         (145)      (20,878)        --
 Other accrued taxes....      2,452       7,337           --            --      9,789
 Accrued insurance......      3,504       5,450           --            --      8,954
 Other accrued
  liabilities...........     57,272      17,404          119       (53,928)    20,867
                           --------    --------      -------     ---------   --------
 Total current
  liabilities...........    177,140      99,706           (3)      (83,734)   193,109
                           --------    --------      -------     ---------   --------
Long-term debt..........    508,307         592           86            --    508,985
                           --------    --------      -------     ---------   --------
Other noncurrent
 liabilities:
 Environmental
  expenses..............     12,391       2,104           --            --     14,495
 Deferred income taxes..      3,265      21,829        1,669            --     26,763
 Deferred revenue.......     25,654      11,008           --            --     36,662
 Capital lease
  obligations...........      3,973       8,923           --            --     12,896
 Employment
  obligations...........        238          --           --            --        238
 Intercompany notes
  payable...............     68,828     251,879        9,386      (330,095)        --
 Other noncurrent
  liabilities...........      3,010       3,612           35            --      6,655
                           --------    --------      -------     ---------   --------
 Total other noncurrent
  liabilities...........    117,359     299,355       11,090      (330,095)    97,709
                           --------    --------      -------     ---------   --------
SHAREHOLDERS' EQUITY:
 Common stock...........        182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............    128,018       6,882       24,212       (31,094)   128,018
 Shareholder loans......       (912)         --           --            --       (912)
 Accumulated earnings
  (deficit).............    (23,557)     97,651         (398)      (97,253)   (23,557)
                           --------    --------      -------     ---------   --------
 Total shareholders'
  equity................    103,731     104,534       28,815      (133,349)   103,731
                           --------    --------      -------     ---------   --------
Total liabilities and
 shareholders equity....   $906,537    $504,187      $39,988     $(547,178)  $903,534
                           ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED MARCH 25, 1999

                                        Total
                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....   $ 86,920    $ 77,652       $ --        $   --     $164,572
  Gasoline sales........    105,111      84,017         --            --      189,128
  Commissions...........      3,786       2,306         --            --        6,092
                           --------    --------       -----       -------    --------
    Total revenues......    195,817     163,975         --            --      359,792
                           --------    --------       -----       -------    --------
Cost of sales:
  Merchandise...........    (58,745)   $ 51,627         --            --      110,372
  Gasoline..............    (93,108)     72,751         --            --      165,859
                           --------    --------       -----       -------    --------
    Total cost of
     sales..............    151,853     124,378         --            --      276,231
                           --------    --------       -----       -------    --------
Gross profit............     43,964      39,597         --            --       83,561
                           --------    --------       -----       -------    --------
Operating expenses:
  Store expenses........     33,496      23,802         (60)       (5,752)     51,486
  General and
   administrative
   expenses.............      6,174       6,208           6           --       12,388
  Depreciation and
   amortization.........      4,583       5,056           1           --        9,640
                           --------    --------       -----       -------    --------
    Total operating
     expenses...........     44,253      35,066         (53)       (5,752)     73,514
                           --------    --------       -----       -------    --------
Income (loss) from
 operations.............       (289)      4,531          53         5,752      10,047
                           --------    --------       -----       -------    --------
Equity in earnings of
 subsidiaries...........      6,425          16         --         (6,441)        --
                           --------    --------       -----       -------    --------
Other income (expense):
  Interest expense......     (5,792)     (5,447)         (2)        1,280      (9,961)
  Miscellaneous.........         54       7,235          38        (7,015)        312
                           --------    --------       -----       -------    --------
    Total other income
     (expense)..........     (5,738)      1,788          36        (5,735)     (9,649)
                           --------    --------       -----       -------    --------
Income (loss) before
 income taxes and
 extraordinary loss.....        398       6,335          89        (6,424)        398
Income tax benefit
 (expense)..............       (386)     (2,306)        (34)        2,340        (386)
                           --------    --------       -----       -------    --------
Net income (loss) before
 extraordinary item.....         12       4,029          55        (4,084)         12
Extraordinary loss......     (3,557)        --          --            --       (3,557)
                           --------    --------       -----       -------    --------
Net income (loss).......     (3,545)      4,029          55        (4,084)     (3,545)
Preferred dividends.....       (734)        --          --            --         (734)
                           --------    --------       -----       -------    --------
Net income (loss)
 applicable to common
 shareholders...........   $ (4,279)   $  4,029       $  55       $(4,084)   $ (4,279)
                           ========    ========       =====       =======    ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED MARCH 30, 2000

                                       Total
                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                         ---------- ------------ ------------- ------------ -------
                                           (Dollars in Thousands)
Revenues:
  Merchandise sales.....  122,782      92,379          --             --    215,161
  Gasoline sales........  231,923     129,751          --             --    361,674
  Commissions...........    4,530       2,744          --             --      7,274
                          -------     -------         ---        -------    -------
    Total revenues......  359,235     224,874          --             --    584,109
                          -------     -------         ---        -------    -------
Cost of sales:
  Merchandise...........   83,707      59,909          --             --    143,616
  Gasoline..............  215,360     120,153          --             --    335,513
                          -------     -------         ---        -------    -------
    Total cost of
     sales..............  299,067     180,062          --             --    479,129
                          -------     -------         ---        -------    -------
Gross profit............   60,168      44,812          --             --    104,980
                          -------     -------         ---        -------    -------
Operating expenses:
  Store expenses........   51,026      26,108         (62)       (10,578)    66,494
  General and
   administrative
   expenses.............    8,446       7,301          13             --     15,760
  Depreciation and
   amortization.........    8,012       5,820           2             --     13,834
                          -------     -------         ---        -------    -------
    Total operating
     expenses...........   67,484      39,229         (47)       (10,578)    96,088
                          -------     -------         ---        -------    -------
Income (loss) from
 operations.............   (7,316)      5,583          47         10,578      8,892
                          -------     -------         ---        -------    -------
Equity in earnings of
 subsidiaries...........   11,480          --          --        (11,480)        --
                          -------     -------         ---        -------    -------
Other income (expense):
  Interest expense......   (8,607)     (6,099)         (2)         1,323    (13,385)
  Miscellaneous.........      (71)     11,881          69        (11,900)       (21)
                          -------     -------         ---        -------    -------
    Total other income
     (expense)..........   (8,678)      5,782          67        (10,577)   (13,406)
                          -------     -------         ---        -------    -------
Income (loss) before
 income taxes and
 extraordinary loss.....   (4,514)     11,365         114        (11,479)    (4,514)
Income tax benefit
 (expense)..............    1,986      (3,820)        (55)         3,875      1,986
                          -------     -------         ---        -------    -------
Net income (loss)
 applicable to common
 shareholders...........  $(2,528)    $ 7,545         $59        $(7,604)   $(2,528)
                          =======     =======         ===        =======    =======

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        SIX MONTHS ENDED MARCH 25, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....   $170,297    $133,665       $ --        $   --     $303,962
  Gasoline sales........    212,186     148,731         --            --      360,917
  Commissions...........      6,294       4,226         --            --       10,520
                           --------    --------       -----       -------    --------
    Total revenues......    388,777     286,622         --            --      675,399
                           --------    --------       -----       -------    --------
Cost of sales:
  Merchandise...........    115,711      89,114         --            --      204,825
  Gasoline..............    186,555     128,078         --            --      314,633
                           --------    --------       -----       -------    --------
    Total cost of
     sales..............    302,266     217,192         --            --      519,458
                           --------    --------       -----       -------    --------
Gross profit............     86,511      69,430         --            --      155,941
                           --------    --------       -----       -------    --------
Operating expenses:
  Store expenses........     65,635      41,158        (121)      (11,457)     95,215
  General and
   administrative
   expenses.............     11,849      10,496          11           --       22,356
  Depreciation and
   amortization.........      9,119       8,708           3           --       17,830
                           --------    --------       -----       -------    --------
    Total operating
     expenses...........     86,603      60,362        (107)      (11,457)    135,401
                           --------    --------       -----       -------    --------
Income (loss) from
 operations.............        (92)      9,068         107        11,457      20,540
                           --------    --------       -----       -------    --------
Equity in earnings of
 subsidiaries...........     13,677          16         --        (13,693)        --
                           --------    --------       -----       -------    --------
Other income (expense):
  Interest..............    (11,564)     (9,819)         (5)        2,515     (18,873)
  Miscellaneous.........       (226)     14,237          72       (13,955)        128
                           --------    --------       -----       -------    --------
    Total other income
     (expense)..........    (11,790)      4,418          67       (11,440)    (18,745)
                           --------    --------       -----       -------    --------
Income (loss) before
 income taxes and
 extraordinary item.....      1,795      13,502         174       (13,676)      1,795
Income tax benefit
 (expense)..............       (718)     (4,717)        (89)        4,806        (718)
                           --------    --------       -----       -------    --------
Net income (loss) before
 extraordinary loss.....      1,077       8,785          85        (8,870)      1,077
Extraordinary loss......     (3,557)        --          --            --       (3,557)
                           --------    --------       -----       -------    --------
Net income (loss).......     (2,480)      8,785          85        (8,870)     (2,480)
Preferred dividends.....     (1,446)        --          --            --       (1,446)
                           --------    --------       -----       -------    --------
Net income (loss)
 applicable to common
 shareholders...........   $ (3,926)   $  8,785       $  85       $(8,870)   $ (3,926)
                           ========    ========       =====       =======    ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        SIX MONTHS ENDED MARCH 30, 2000

                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries Subsidiaries  Eliminations   Total
                         ---------- ------------ ------------- ------------ ----------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....  $243,375    $181,277       $  --       $     --   $  424,652
  Gasoline sales........   443,211     242,612          --             --      685,823
  Commissions...........     8,598       5,426          --             --       14,024
                          --------    --------       -----       --------   ----------
    Total revenues......   695,184     429,315          --             --    1,124,499
                          --------    --------       -----       --------   ----------
Cost of sales:
  Merchandise...........   164,525     118,191          --             --      282,716
  Gasoline..............   406,725     221,194          --             --      627,919
                          --------    --------       -----       --------   ----------
    Total cost of
     sales..............   571,250     339,385          --             --      910,635
                          --------    --------       -----       --------   ----------
Gross profit............   123,934      89,930          --             --      213,864
                          --------    --------       -----       --------   ----------
Operating expenses:
  Store expenses........    99,153      52,265        (123)       (20,511)     130,784
  General and
   administrative
   expenses.............    17,314      14,053          19             --       31,386
  Depreciation and
   amortization.........    15,921      11,371           3             --       27,295
                          --------    --------       -----       --------   ----------
    Total operating
     expenses...........   132,388      77,689        (101)       (20,511)     189,465
                          --------    --------       -----       --------   ----------
Income (loss) from
 operations.............    (8,454)     12,241         101         20,511       24,399
                          --------    --------       -----       --------   ----------
Equity in earnings of
 subsidiaries...........    23,595          --          --        (23,595)          --
                          --------    --------       -----       --------   ----------
Other income (expense):
  Interest expense......   (15,522)    (12,190)         (4)         2,609      (25,107)
  Miscellaneous.........       (70)     23,337         111        (23,121)         257
                          --------    --------       -----       --------   ----------
    Total other income
     (expense)..........   (15,592)     11,147         107        (20,512)     (24,850)
                          --------    --------       -----       --------   ----------
Income (loss) before
 income taxes...........      (451)     23,388         208        (23,596)        (451)
Income tax benefit
 (expense)..............       198      (7,971)       (106)         8,077          198
                          --------    --------       -----       --------   ----------
Net income (loss)
 applicable to common
 shareholders...........  $   (253)   $ 15,417       $ 102       $(15,519)  $     (253)
                          ========    ========       =====       ========   ==========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED MARCH 25, 1999

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
                                            (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss).......   $ (2,480)   $  8,785      $   85       $ (8,870)  $ (2,480)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
  Extraordinary loss....      3,405          --          --             --      3,405
  Depreciation and
   amortization.........      9,119       8,708           3             --     17,830
  Provision for deferred
   income taxes.........       (136)        256          --             --        120
  (Gain) Loss on sale of
   property and
   equipment............       (741)        344          --            (13)      (410)
  Reserves for
   environmental
   issues...............         79         (31)         --             --         48
  Equity earnings of
   affiliates...........     (8,950)         --          --          8,950         --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (9,311)     (7,685)        569         15,479       (948)
  Inventories...........     (3,668)       (960)         --             --     (4,628)
  Prepaid expenses......        (44)         31          (5)            --        (18)
  Other noncurrent
   assets...............       (218)     (2,011)         --             13     (2,216)
  Accounts payable......      6,914         997          --             --      7,911
  Other current
   liabilities and
   accrued expenses.....     16,036      (9,863)       (490)       (11,369)    (5,686)
  Employment
   obligations..........       (185)         --          --             --       (185)
  Other noncurrent
   liabilities..........      2,999      (1,703)         (1)          (633)       662
                           --------    --------      ------       --------   --------
Net cash provided by
 (used in) operating
 activities.............     12,819      (3,132)        161          3,557     13,405
                           --------    --------      ------       --------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property
   held for sale........        (93)         --          --             --        (93)
  Additions to property
   and equipment........    (12,259)    (10,907)         --             --    (23,166)
  Proceeds from sale of
   property held for
   sale.................      1,495          --          --             --      1,495
  Proceeds from sale of
   property and
   equipment............        376          --          --             --        376
  Intercompany notes
   receivable
   (payable)............     (2,081)    100,139          --        (98,058)        --
  Acquisitions of
   related businesses,
   net of cash
   acquired.............   (143,610)    (80,791)         --         94,501   (129,900)
                           --------    --------      ------       --------   --------
Net cash provided by
 (used in) investing
 activities.............   (156,172)      8,441          --         (3,557)  (151,288)
                           --------    --------      ------       --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Principal repayments
   under capital
   leases...............       (121)       (510)         --             --       (631)
  Principal repayments
   of long-term debt....   (143,979)       (10)        (10)             --   (143,999)
  Proceeds from issuance
   of long-term debt....    275,000          --          --             --    275,000
  Net proceeds from
   equity issue.........      1,068          --          --             --      1,068
  Other financing
   costs................     (2,960)         --          --             --     (2,960)
                           --------    --------      ------       --------   --------
Net cash provided by
 (used in) financing
 activities.............    129,008        (520)        (10)            --    128,478
                           --------    --------      ------       --------   --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............    (14,345)      4,789         151             --     (9,405)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............     24,031       6,300       4,073             --     34,404
                           --------    --------      ------       --------   --------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................   $  9,686    $ 11,089      $4,224       $     --   $ 24,999
                           ========    ========      ======       ========   ========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED MARCH 30, 2000

                                                       The Pantry   Guarantor   Non-Guarantor
                                                        (Issuer)   Subsidiaries Subsidiaries  Eliminations  Total
                                                       ----------  ------------ ------------- ------------ --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................  $    (253)   $  15,403      $   102      $(15,505)  $   (253)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization......................     15,921       11,371            3            --     27,295
  Change in deferred income taxes....................        455           63           --            (3)       515
  Loss on sale of property and equipment.............        885        1,299           --            --      2,184
  Reserves for environmental issues..................       (619)        (288)          --            --       (907)
  Equity earnings of affiliates......................    (11,258)          --           --        11,258         --
Changes in operating assets and liabilities, net:
  Receivables........................................    (10,262)     (25,858)      (1,157)       37,297         20
  Inventories........................................     (1,991)        (923)          --            --     (2,914)
  Prepaid expenses...................................        177          222            3            --        402
  Other noncurrent assets............................        137           70           --           168        375
  Accounts payable...................................      2,640        8,164       (2,919)          (52)     7,833
  Other current liabilities and accrued expenses.....     13,152       11,654       (4,840)      (28,973)    (9,255)
  Other noncurrent liabilities.......................      4,149        2,453           (1)         (200)     6,649
                                                       ---------    ---------      -------      --------   --------
Net cash provided by (used in) operating activities..     13,133       23,630       (8,809)        3,990     31,944
                                                       ---------    ---------      -------      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale................       (655)          --           --            --       (655)
  Additions to property and equipment................     (9,434)     (12,284)          --            --    (21,718)
  Proceeds from sale of property held for sale.......      4,093           --           --            --      4,093
  Proceeds from sale of property and equipment.......        310          838           --            --      1,148
  Intercompany notes receivable (payable)............     (3,564)       2,165        5,389        (3,990)        --
  Acquisitions of related businesses, net of cash
   acquired..........................................    (63,527)      (2,161)          --            --    (65,688)
                                                       ---------    ---------      -------      --------   --------
Net cash provided by (used in) investing activities..    (72,777)     (11,442)       5,389        (3,990)   (82,820)
                                                       ---------    ---------      -------      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..........        (90)        (486)          --            --       (576)
  Principal repayments of long-term debt.............    (52,633)        (297)         (10)           --    (52,940)
  Proceeds from issuance of long-term debt...........    148,000           --           --            --    148,000
  Net proceeds from other equity issues..............       (213)          --           --            --       (213)
  Other financing costs..............................     (1,985)          --           --            --     (1,985)
                                                       ---------    ---------      -------      --------   --------
Net cash provided by (used in) financing activities..     93,079         (783)         (10)           --     92,286
                                                       ---------    ---------      -------      --------   --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................................     33,435       11,405       (3,430)           --     41,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......     16,446        9,870        4,841            --     31,157
                                                       ---------    ---------      -------      --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............  $  49,881    $  21,275      $ 1,411      $     --   $ 72,567
                                                       =========    =========      =======      ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K for the year ended September 30, 1999, our Registration Statement on Form S-1 (File No. 333-74221), as amended, effective June 8, 1999, our Current Reports on Form 8-K and 8-K/A and our Quarterly Reports on Form 10-Q and 10-Q/A for the period ended December 30, 1999.

Introduction

  The Pantry is a leading convenience store operator in the southeastern United States and the second largest independent operator in the United States. Our stores offer a broad selection of merchandise and gasoline as well as ancillary services designed to appeal to the convenience needs of our customers.

  Specific elements of our operating strategy include (i) enhancing our merchandising to increase same store merchandise sales growth and margins,
(ii) improving our gasoline offering in order to increase customer traffic and same store gasoline volume growth, (iii) reducing expenses through strengthened vendor relationships and tightened expense controls, (iv) making capital investments in store remodels and store automation and (v) expanding our market position through acquisitions and new store development. As a result of these and other factors, we have experienced increases for the fiscal quarter ended March 30, 2000 over the same fiscal quarter of the previous fiscal year in total revenue of 62.3% and same store merchandise sales growth of 9.0%. Additionally, we have expanded the geographic scope of our operations which we believe will result in less seasonality from period to period.

  We continue to focus on same store sales and profit growth through upgraded facilities, improved technology, new service offerings, competitive merchandise and gasoline prices and cost savings initiatives. As part of our efforts, we are upgrading our retail information systems and continue to remodel existing stores. Finally, we continue to seek acquisitions and believe that there are a number of attractive acquisition opportunities in and contiguous to our markets. Subsequent to March 30, 2000, we completed two acquisitions of a total of six stores bringing our store count as of May 8, 2000 to 1,269 stores. These transactions were funded with cash on hand.

Acquisition History

  Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated revenue volumes involves lower risk and is an economically attractive alternative to traditional site selection and new store development.

  The table below provides information concerning the 2000 acquisitions (as of March 30, 2000) and the 1999 acquisitions:

                                                                                          Number of
     Date Acquired        Trade Name  Location                                             Stores
     -------------       ------------ --------                                            ---------
Fiscal 2000
 Acquisitions:
January 27, 2000........ On-The-Way   North Carolina and Southern Virginia                    12
November 11, 1999....... Kangaroo     Georgia                                                 49
November 4, 1999........ Cel Oil      Charleston, South Carolina                               7
October 7, 1999......... Wicker Mart  North Carolina                                           7
Others (less than five
 stores)................ Various      Florida and South Carolina                               4
                                                                                             ---
Total....................................................................................     79
                                                                                             ---

Fiscal 1999
 Acquisitions:
July 22, 1999........... Depot Food   South Carolina and Northern Georgia                     53
July 8, 1999............ Food Chief   Eastern South Carolina                                  29
February 25, 1999....... ETNA         North Carolina and Virginia                             60
January 28, 1999........ Handy Way    North Central Florida                                  121
November 5, 1998........ Express Stop Southeast North Carolina and Eastern South Carolina     22
October 22, 1998........ Dash-N       East Central North Carolina                             10
Others (less than five
 stores)................ Various      North Carolina and South Carolina                        2
                                                                                             ---
Total....................................................................................    297
                                                                                             ---

  Impact of Acquisitions. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result, the consolidated statements of operations herein include the results of operations of acquired stores from the date of acquisition only. Moreover, the consolidated balance sheet as of September 30, 1999 does not include the assets and liabilities relating to those acquisitions consummated after September 30, 1999. As a result, comparisons to prior operating results and prior balance sheets are materially impacted. We intend to continue our acquisition strategy and, accordingly, future results may not necessarily be comparable to historic results.

Results of Operations

  Three Months Ended March 30, 2000 Compared to the Three Months Ended March 25, 1999

  Total Revenue. Total revenue for the three months ended March 30, 2000 was $584.1 million compared to $359.8 million for the three months ended March 25, 1999, an increase of $224.3 million or 62.3%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $133.0 million, an increase in retail gasoline prices and same store merchandise sales growth. In the three months ended March 20, 2000, total revenue increases were inflated by a higher average retail gasoline gallon price of $1.39 for the three months ended March 30, 2000 compared to $0.96 for the three months ended March 25, 1999.

  Merchandise Revenue. Merchandise revenue for the three months ended March 30, 2000 was $215.2 million compared to $164.6 million during the three months ended March 25, 1999, an increase of $50.6 million or 30.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $39.6 million and same store merchandise sales growth.

  Same store merchandise revenue for the quarter increased 9% over the comparable period in 1999. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. In addition, we estimate that cigarette price inflation accounted for approximately 2.5% of the same store gain (see "Inflation"). We believe the increases in store traffic and average transaction size are primarily attributable to store merchandising, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the three months ended March 30, 2000 was $361.7 million compared to $189.1 million during the three months ended March 25, 1999, an increase of $172.5 million or 91.2%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $91.6 million and a $0.43 or 44.8% increase in average gasoline gallon retail prices compared to the three months ended March 25, 1999.

  In the three months ended March 30, 2000, gasoline gallons sold were 260.4 million compared to 196.3 million during the three months ended March 25, 1999, an increase of 64.1 million gallons or 32.6%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since March 25, 1999 of 69.4 million, partially offset by a same store gasoline gallon sales decline of 3.2% during the period. The same store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing wholesale fuel costs.

  Commission Revenue. Commission revenue for the three months ended March 30, 2000 was $7.3 million compared to $6.1 million during the three months ended March 25, 1999, an increase of $1.2 million or 19.4%. The increase is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $1.8 million, same store commission revenue increases and the introduction of new ancillary service programs partially offset by a decrease in video poker income.

  Total Gross Profit. Total gross profit for the second quarter of fiscal 2000 was $105.0 million compared to $83.6 million during the second quarter of fiscal 1999, an increase of $21.4 million or 25.6%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $21.0 million and same store gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $71.5 million for the three months ended March 30, 2000 compared to $54.2 million for the three months ended March 25, 1999, an increase of $17.3 million or 32.0%. This increase is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $13.7 million and same store profit increases. The increase in merchandise gross margin to 33.3% for the three months ended March 30, 2000 from 32.9% for the three months ended March 25, 1999 is primarily attributable to the addition of higher margin food service locations, lower product costs and increased vendor rebates.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $26.2 million for the three months ended March 30, 2000 compared to $23.3 million for the three months ended March 25, 1999, an increase of $2.9 million or 12.4%. This increase is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $7.0 million, partially offset by the lower gasoline margin associated with increasing wholesale fuel costs. Gasoline gross profit per gallon was $0.101 in the three months ended
March 30, 2000 compared to $0.119 for the three months ended March 25, 1999.

  Store Operating and General and Administrative Expenses. Store operating expenses for the first quarter of fiscal 2000 totaled $66.5 million compared to store operating expenses of $51.5 million for the first quarter of fiscal 1999, an increase of $15.0 million or 29.1%. The increase in store operating expenses is primarily attributable to the operating and lease expenses associated with the stores acquired or opened since March 25, 1999 of $14.9 million. As a percentage of total revenue, store operating expenses decreased to 11.4% in the three months ended March 30, 2000 from 14.3% in the three months ended March 25, 1999. As a percentage of merchandise revenue, store operating expenses decreased to 30.9% from 31.3%.

  General and administrative expenses for the three months ended March 30, 2000 was $15.8 million compared to $12.4 million during the three months ended March 25, 1999, an increase of $3.4 million or 27.2%. The increase in general and administrative expenses is primarily attributable to increased administrative expenses associated with the stores acquired or opened since March 25, 1999 of $1.7 million. As a percentage of total revenue, general and administrative expenses decreased to 2.7% in the three months ended March 30, 2000 from

3.4% in the three months ended March 25, 1999. As a percentage of merchandise revenue, general and administrative expenses decreased to 7.3% from 7.5%.

  Income from Operations. Income from operations totaled $8.9 million for the three months ended March 30, 2000 compared to $10.0 million during the three months ended March 25, 1999, a decrease of $1.2 million or 11.5%. The decrease is attributable to the factors discussed above and is further reduced by a $4.2 million increase in depreciation and amortization.

  EBITDA. EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, impairment of long-lived assets, and extraordinary loss. EBITDA for the three months ended March 30, 2000 totaled $22.7 million compared to EBITDA of $19.7 million during the three months ended March 25, 1999, an increase of $3.0 million or 15.4%. The increase is attributable to the items discussed above.

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

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the three months ended March 30, 2000 totaled $13.4 million compared to $10.0 million for the three months ended March 25, 1999, an increase of $3.4 million or 34.4%. The increase in interest expense is primarily attributable to the increased borrowings under our bank credit facility associated with acquisition activity and a general rise in interest rates.

  Income Tax Expense. We recorded an income tax benefit totaling $2.0 million for the three months ended March 30, 2000 compared to income tax expense of $0.4 million for the three months ended March 25, 1999. The change in income tax expense was primarily attributable to the decrease in income before income taxes. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

  Net Loss. The net loss for the three months ended March 30, 2000 was $2.5 million compared to a net loss of $3.5 million for the three months ended March 25, 1999. The net loss for the second quarter of fiscal 1999 included an extraordinary loss of $3.6 million related to the write-off of a call premium and deferred financing fees as a result of the redemption of our senior notes.

 Six Months Ended March 30, 2000 Compared to the Six Months Ended March 25,
1999

  Total Revenue. Total revenue for the six months ended March 30, 2000 was $1,124.5 million compared to $675.4 million for the six months ended March 25, 1999, an increase of $449.1 million or 66.5%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $298.5 million and same store merchandise sales growth. In the six months ended March 30, 2000, total revenue increases were inflated by a higher average retail gasoline gallon price of $1.32 for the six months ended March 30, 2000 compared to $0.99 for the six months ended March 25, 1999.

  Merchandise Revenue. Merchandise revenue for the six months ended March 30, 2000 was $424.7 million compared to $304.0 million during the six months ended March 25, 1999, an increase of $120.7 million or 39.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $94.0 million and same store merchandise sales growth.

  Same store merchandise revenue for the six months ended March 30, 2000 increased 10.6% over the six months ended March 25, 1999. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. In addition, we estimate the cigarette price increase accounted for approximately 2.75-3.5% of the same store gain (see "Inflation"). We believe the increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the six months ended March 30, 2000 was $685.8 million compared to $360.9 million during the six months ended March 25, 1999, an increase of $324.9 million or 90.0%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $201.0 million and a $0.33 or 33.3% increase in average gasoline gallon retail prices compared to the six months ended March 25, 1999.

  In the six months ended March 30, 2000, gasoline gallons sold were 518.2 million compared to 365.3 million during the six months ended March 25, 1999, an increase of 152.9 million gallons or 41.8%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since March 25, 1999 of 157.9 million and was partially offset by a same store gasoline gallon sales decline for the six month period of 1.9%. The same store gallon decrease is primarily attributable to the increase in wholesale fuel costs and its impact on average retail price and consumer demand.

  Commission Revenue. Commission revenue for the six months ended March 30, 2000 was $14.0 million compared to $10.5 million during the six months ended March 25, 1999, an increase of $3.5 million or 33.3%. The increase is primarily attributable to the revenue from stores acquired or opened since March 25, 1999 of $3.5 million.

  Total Gross Profit. Total gross profit for the six months ended March 30, 2000 was $213.9 million compared to $155.9 million during the six months ended March 25, 1999, an increase of $57.9 million or 37.1%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $51.9 million and same store merchandise gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $141.9 million for the six months ended March 30, 2000 compared to $99.1 million for the six months ended March 25, 1999, an increase of $42.8 million or 43.2%. This increase is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $32.9 million and same store merchandise gross profit increases. The increase in merchandise gross margin to 33.4% for the six months ended March 30, 2000 from 32.6% for the six months ended March 25, 1999 is primarily attributable to the addition of higher margin food service locations, lower product costs and increased vendor rebates.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $57.9 million for the six months ended March 30, 2000 compared to $46.3 million for the six months ended March 25, 1999, an increase of $11.6 million or 25.1%. This increase is primarily attributable to the profits from stores acquired or opened since March 25, 1999 of $16.9 million, offset by the lower gasoline margin associated with rising wholesale fuel costs. The gasoline gross profit per gallon was $0.112 in the six months ended March 30, 2000 compared to $0.127 for the six months ended March 25, 1999.

  Store Operating and General and Administrative Expenses. Store operating expenses for the six months ended March 30, 2000 totaled $130.8 million compared to store operating expenses of $95.2 million for the six months ended March 25, 1999, an increase of $35.6 million or 37.4%. The increase in store expenses is primarily attributable to the operating and lease expenses associated with the stores acquired or opened since March 25, 1999 of $34.2 million. As a percentage of total revenue, store operating expenses decreased to 11.6% in the six months ended March 30, 2000 from 14.1% in the six months ended March 25, 1999. As a percentage of merchandise revenue, store operating expenses decreased to 30.8% from 31.3%.

  General and administrative expenses for the first six months of fiscal 2000 were $31.4 million compared to $22.4 million during the comparable period of fiscal 1999, an increase of $9.0 million or 40.4%. The increase in general and administrative expenses is primarily attributable to additional administrative expenses associated with the stores acquired or opened since March 25, 1999 of $4.8 million. As a percentage of total revenue, general and administrative expenses decreased to 2.8% in the six months ended March 30, 2000 from 3.3% in the six months ended March 25, 1999. As a percentage of merchandise revenue, general and administrative expenses were relatively flat.

  Income from Operations. Income from operations totaled $24.4 million for the six months ended March 30, 2000 compared to $20.5 million during the six months ended March 25, 1999, an increase of $3.9 million or 18.8%. The increase is attributable to the factors discussed above and is partially reduced by the $9.5 million increase in depreciation and amortization.

  EBITDA. EBITDA for the six months ended March 30, 2000 totaled $51.7 million compared to EBITDA of $38.4 million during the six months ended March 25, 1999, an increase of $13.3 million or 34.7%. The increase is attributable to the items discussed above.

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facilities. Interest expense for the six months ended March 30, 2000 totaled $25.1 million compared to $18.9 million for the six months ended March 25, 1999, an increase of $6.2 million or 33.0%. The increase in interest expense is attributable to additional borrowings under our bank credit facility associated with acquisition activity and a general rise in interest rates.

  Income Tax Expense. We recorded an income tax benefit totaling $0.2 million for the six months ended March 30, 2000 compared to income tax expense of $0.7 million for the six months ended March 25, 1999. The change in income tax expense was primarily attributable to the decrease in income before income taxes. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

  Net Loss. The net loss for the six months ended March 30, 2000 was $0.3 million compared to a net loss of $2.5 million for the six months ended March 25, 1999. The net loss for fiscal 1999 included an extraordinary loss of $3.6 million related to the write-off of a call premium and deferred financing fees as a result of the redemption of our senior notes.

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures. We rely on excess cash, supplemented as necessary from time to time by borrowings under our bank facilities, to finance acquisitions. Cash provided by operating activities increased to $31.9 million for the six months ended March 30, 2000 from $13.4 million for the six months ended March 25, 1999. We had $72.6 million of cash and cash equivalents on hand at March 30, 2000 with $25.0 million invested in a blocked account to fund future acquisitions.

  Fiscal 2000 Acquisitions. For the six months ended March 30, 2000, we have acquired a total of 79 convenience stores in six transactions for approximately $62.4 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand. Subsequent to March 30, 2000, we acquired six additional convenience stores in two transactions for approximately $4.0 million, which were funded with borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $22.4 million in the six months ended March 30, 2000 and approximately $23.3 million in the six months ended March 25, 1999. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

  We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs. Under our sale-leaseback program, we received $4.1 million during the six months ended March 30, 2000.

  In the six months ended March 30, 2000, we received approximately $7.6 million from sale-leaseback proceeds, asset dispositions and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the six months ended March 30, 2000 were $14.8 million. We anticipate capital expenditures for fiscal 2000 will be approximately $45.0 million, of which $22.4 million has been expended to date.

  Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $334.8 million outstanding under our bank credit. We are currently in compliance with our debt covenants.

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit with outstanding borrowing of $10.0 million; (ii) term loan facilities with outstanding borrowings of $334.8 million and (iii) a $50.0 million acquisition term facility which is available through January 31, 2001 to finance acquisitions of related businesses. As of May 8, 2000, we had $17.1 million available for borrowing or additional letters of credit under the credit facility, $50.0 million available for borrowing under the acquisition term facility and $21.0 million available in a blocked acquisition account.

  The interest rates we pay on borrowings under our bank credit facility are variable and are based, at our option, on either a Eurodollar rate plus a percentage or a base rate plus a percentage. If we choose the Eurodollar base rate, we pay 3.0% per year in addition to the Eurodollar base rate for our revolving credit facility, our acquisition term facility, and our Tranche A term loan facility. For the Tranche B term loan facility we pay 3.5% per year in addition to the Eurodollar base rate and for the Tranche C we pay 3.75% per year in addition to the Eurodollar base rate. If we opt for the base rate, we pay 1.5% per year in addition to the base rate for our revolving credit facility, the acquisition term facility, and the Tranche A term loan facility. For our Tranche B term loan facility we pay 2.0% per year in addition to the base rate and for the Tranche C term loan facility we pay 2.25% per year in addition to the base rate.

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

  On January 31, 2001, all amounts then outstanding under the acquisition term facility convert into a three year term loan. The Tranche A matures in January 2004, and the Tranche B and Tranche C term loan facilities mature in January 2006. All term loan facilities require quarterly payments of principal with annual payments of principal totaling approximately $8.3 million in fiscal 2000, $18.6 million in fiscal 2001, $21.6 million in fiscal 2002, $24.9 million in fiscal 2003, $43.4 million in fiscal 2004, $88.6 million in fiscal 2005, and $119.4 million in fiscal 2006. The acquisition term facility requires quarterly payments of principal beginning in April 2001 in an amount equal to 8.33%, or 8.37% with respect to the installment payable in January 2004, of the aggregate acquisition term loans outstanding at January 31, 2001.

  Cash Flows from Financing Activities. During the six months ended March 30, 2000, we used proceeds from our bank credit facility and cash on hand to finance the 2000 acquisitions, principal repayments and related fees and expenses.

  Cash Requirements. We believe that cash on hand, cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next nine to twelve months. To continue our acquisition strategy after that time, we will have to obtain additional debt or equity financing. There can be no assurance that such financing will be available on favorable terms, or at all.

  Shareholders' Equity. As of March 30, 2000, our shareholders' equity totaled $103.8 million. The $0.4 million decrease from September 30, 1999 is primarily attributable to the net loss for the period.

Environmental Considerations

  We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of May 8, 2000, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Georgia and Virginia and a letter of credit in the amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through a combination of private commercial liability insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

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

  Costs for which we do not receive reimbursement include but are not limited to (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of underground storage tank systems; (iv) and costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

  Environmental reserves of $14.5 million as of March 30, 2000 represent estimates for future expenditures for remediation, tank removal and litigation associated with 436 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state insurance funds and private insurance. As of March 30, 2000, amounts which are probable of reimbursement (based on our experience) from those sources total $13.1 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Year 2000 Initiative

  As a result of our year 2000 initiative, we successfully avoided any significant disruption from the Year 2000 issue related to the century rollover. We will continue to monitor all critical systems for the appearance of delayed complications or disruptions. Our expenditures, which were funded through operating cash flow, consisted primarily of internal costs and expenses associated with third-party contractors and totaled approximately $350,000. We do not anticipate any additional spending during fiscal 2000 nor do we anticipate any material effect on our results of operations or financial condition resulting from the Year 2000 issue.

Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 133 was amended to defer the effective date to the first fiscal quarter of fiscal 2001. As of March 30, 2000, we have not determined the effect of SFAS No. 133 on our consolidated financial statements, however, we do not believe adoption of this accounting standard will have a material impact on our financial condition.

Inflation

  As reported by the Bureau of Labor Statistics the consumer price index for the category labeled "cigarettes" increased approximately 33.4% during fiscal 1999 and an additional 6.1% during the six months ended March 30, 2000. The largest increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. In January 2000, manufacturers raised cigarette prices an additional $0.13 per pack. In general, we have passed price increases on to our customers. However, during the period as in previous periods, major cigarette manufacturers offered rebates to retailers, and we passed along those rebates to our customers. For the six months ended March 30, 2000, we estimate that cigarette inflation accounted for approximately 2.75%-3.5% of the 10.3% increase in comparable store merchandise sales.

  During the six months ended March 30, 2000, wholesale gasoline fuel costs continued to increase. Average wholesale gasoline costs as quoted on the New York Mercantile Exchange for the six month period were $0.75 compared to $0.39 per gallon for the comparable period in fiscal 1999. New York Mercantile Exchange cost quotes do not include freight or federal, state and local taxes, however changes in NYMEX gas closely approximate changes in our direct wholesale gasoline costs. Generally we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars, gross margin percentage and gasoline gallons comparable store growth.

  General CPI, excluding energy, increased 1.55% during the six months ended March 30, 2000 and food at home, which is most indicative of our merchandise inventory, increased 1.36%. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

  In order to reduce our exposure to interest rate fluctuations, we have entered into two interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into an interest rate swap arrangement with a notional amount of $45.0 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001.

  The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of May 8, 2000.

                            Expected Maturity Date
                             as of March 30, 2000
                            (Dollars in Thousands)

                         Fiscal   Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2000     2001     2002     2003     2004    Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $18,343  $18,984  $21,987  $25,241  $43,404   $408,008  $535,967  $523,815
Weighted average
 Interest rate..........    9.83%    9.88%    9.92%    9.95%    9.99%     10.14%     9.98%

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

                          PART II--OTHER INFORMATION.

ITEM 4. Submission of Matters to a Vote of Security Holders.

  On March 23, 2000 we held our Annual Meeting of Stockholders during which our stockholders:

  (1) Elected seven nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

     Name                       Votes For  Votes Withheld
     ----                       ---------- --------------
     Peter J. Sodini            17,645,839     5,900
     Todd W. Halloran           17,645,839     5,900
     Jon D. Ralph               17,645,839     5,900
     Charles P. Rullman         17,645,839     5,900
     Edfred F. Shannon, Jr.     17,645,839     5,900
     Peter M. Starrett          17,645,839     5,900
     Hubert E. Yarborough, III  17,645,839     5,900

  (2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 28, 2000. The votes were cast as follows:

                                 Votes For  Votes Against Votes Witheld
                                 ---------- ------------- -------------
     Ratification of Deloitte &
      Touche, LLP                17,583,415      200           600

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    27.1 Financial Data Schedule.

    99.1 Risk Factors

  (b) Reports on Form 8-K.

    (1) On January 3, 2000, The Pantry filed a Current Report on Form 8-K/A (Amendment No. 2) amending and restating Item 7 to its Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 5, 1999, to revise footnote (k) to the Notes to the Unaudited Pro Forma Statement of Operations Data to reflect an accounting adjustment to third quarter financial results for The Pantry.

    (2) On January 25, 2000, The Pantry filed a Current Report on Form 8-K/A (Amendment No. 1) which provided the following financial statements for the acquisition of 100% of the outstanding common stock of Kangaroo, Inc. ("Kangaroo") on November 11, 1999.

    Audited financial statements of Kangaroo as of October 31, 1999 and 1998, and for each of the two years in the period ended October 31, 1999:

    (1)Independent Auditor's Report
    (2)Balance Sheets
    (3)Statements of Income and Retained Earnings
    (4)Statements of Cash Flows
    (5)Notes to Financial Statements

    Unaudited pro forma consolidated financial data:

    (1)Introduction to Unaudited Pro Forma Financial Data
    (2)Unaudited Pro Forma Balance Sheet Data as of September 30, 1999
    (3)Notes to Unaudited Pro Forma Balance Sheet Data
    (4)Unaudited Pro Forma Statement of Operations Data for the Year Ended September 30, 1999
    (5)Notes to Unaudited Pro Forma Statements of Operations Data

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PANTRY, INC.

Date: May 15, 2000

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