Form 10-Q
period 2000-06-29
PANTRY INC
filed 2000-08-14
CIK 915862

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2000

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

    COMMON STOCK, $0.01 PAR VALUE                  18,111,474 SHARES
               (Class)                      (Outstanding at August 7, 2000)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                                 JUNE 29, 2000

                               TABLE OF CONTENTS

Part I -- Financial Information
 Item 1. Financial Statements
   Consolidated Balance Sheets.............................................   2
   Consolidated Statements of Operations...................................   3
   Consolidated Statements of Cash Flows...................................   4
   Notes to Consolidated Financial Statements..............................   5
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  22
 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  31
Part II -- Other Information
 Item 6. Exhibits and Reports on Form 8-K..................................  32

                        PART I -- FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Share Data)

                                                       September 30,  June 29,
                                                           1999         2000
                                                       ------------- -----------
                                                         (Audited)   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...........................    $ 31,157     $ 60,725
 Receivables (net of allowances for doubtful accounts
  of $766 at September 30, 1999 and $1,216 at June
  29, 2000)..........................................      24,234       31,325
 Inventories (Note 3)................................      76,237       86,736
 Income taxes receivable.............................         --         3,573
 Prepaid expenses....................................       3,497        3,536
 Property held for sale..............................         135          183
 Deferred income taxes, net..........................       4,849        3,702
                                                         --------     --------
 Total current assets................................     140,109      189,780
                                                         --------     --------
Property and equipment, net..........................     421,685      450,844
                                                         --------     --------
Other assets:
 Goodwill (net of accumulated amortization of $18,324
  at September 30, 1999 and $23,870 at June 29,
  2000)..............................................     197,705      239,290
 Deferred financing cost (net of accumulated
  amortization of $3,499 at September 30, 1999 and
  $4,007 at June 29, 2000)...........................      12,680       12,809
 Environmental receivables (Note 4)..................      13,136       11,959
 Other noncurrent assets.............................       8,403       10,272
                                                         --------     --------
 Total other assets..................................     231,924      274,330
                                                         --------     --------
Total assets.........................................    $793,718     $914,954
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5).......    $ 10,687     $ 17,983
 Current maturities of capital lease obligations.....       1,205        1,205
 Accounts payable....................................      89,124      115,848
 Accrued interest....................................       9,928        6,996
 Accrued compensation and related taxes..............       8,042       11,534
 Income tax payable..................................       5,004          --
 Other accrued taxes.................................      13,834       14,708
 Accrued insurance...................................       8,820        6,108
 Other accrued liabilities...........................      20,976       15,537
                                                         --------     --------
 Total current liabilities...........................     167,620      189,919
                                                         --------     --------
Long-term debt (Note 5)..............................     430,220      507,812
                                                         --------     --------
Other liabilities:
 Environmental reserves (Note 4).....................      15,402       14,182
 Deferred income taxes...............................      26,245       32,511
 Deferred revenue....................................      28,729       40,031
 Capital lease obligations...........................      13,472       12,621
 Employment obligations..............................         486          114
 Other noncurrent liabilities........................       7,347        7,847
                                                         --------     --------
 Total other liabilities.............................      91,681      107,306
                                                         --------     --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Note 6 and 7):
Common stock, $.01 par value, 50,000,000 shares
  authorized; 18,111,474 issued and outstanding at
  September 30, 1999 and at June 29, 2000,
  respectively.......................................         182          182
Additional paid-in capital...........................     128,256      128,018
Shareholder loans....................................        (937)        (912)
Accumulated deficit..................................     (23,304)     (17,371)
                                                         --------     --------
 Total shareholders' equity..........................     104,197      109,917
                                                         --------     --------
Total liabilities and shareholders' equity...........    $793,718     $914,954
                                                         ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in Thousands, Except Per Share Data)

                                    Three Months Ended     Nine Months Ended
                                   --------------------- ----------------------
                                    June 24,   June 29,   June 24,    June 29,
                                      1999       2000       1999        2000
                                   ---------- ---------- ----------  ----------
                                   (13 weeks) (13 weeks) (39 weeks)  (39 weeks)
Revenues:
 Merchandise sales...............   $199,085   $238,556  $  503,047  $  663,208
 Gasoline sales..................    250,816    397,174     611,733   1,082,997
 Commissions.....................      6,803      7,361      17,323      21,385
                                    --------   --------  ----------  ----------
 Total revenues..................    456,704    643,091   1,132,103   1,767,590
 Cost of sales:
 Merchandise.....................    133,633    160,137     338,458     442,853
 Gasoline........................    222,640    357,412     537,273     985,331
                                    --------   --------  ----------  ----------
 Total cost of sales.............    356,273    517,549     875,731   1,428,184
                                    --------   --------  ----------  ----------
Gross profit.....................    100,431    125,542     256,372     339,406
                                    --------   --------  ----------  ----------
Operating expenses:
 Operating, general and
  administrative expenses........     69,945     86,537     187,516     248,706
 Depreciation and amortization...     10,946     14,347      28,776      41,642
                                    --------   --------  ----------  ----------
 Total operating expenses........     80,891    100,884     216,292     290,348
                                    --------   --------  ----------  ----------
Income from operations...........     19,540     24,658      40,080      49,058
                                    --------   --------  ----------  ----------
Other income (expense):
 Interest........................    (10,707)   (13,630)    (29,580)    (38,737)
 Miscellaneous...................        286         18         414         274
                                    --------   --------  ----------  ----------
 Total other expense.............    (10,421)   (13,612)    (29,166)    (38,463)
                                    --------   --------  ----------  ----------
Income before income taxes and
 extraordinary loss..............      9,119     11,046      10,914      10,595
Income tax expense...............     (3,882)    (4,860)     (4,600)     (4,662)
                                    --------   --------  ----------  ----------
Income before extraordinary
 loss............................      5,237      6,186       6,314       5,933
Extraordinary loss...............        (27)        --      (3,584)         --
                                    --------   --------  ----------  ----------
Net income.......................   $  5,210   $  6,186  $    2,730  $    5,933
                                    ========   ========  ==========  ==========
Net income (loss) applicable to
 common shareholders (Note 7)....   $  2,473   $  6,186  $   (1,453) $    5,933
                                    ========   ========  ==========  ==========
Earnings per share (Note 7):
Income per share before
 extraordinary loss per share-
 basic...........................   $   0.19   $   0.34  $     0.17  $     0.33
Extraordinary loss per share-
 basic...........................        --         --        (0.29)        --
                                    --------   --------  ----------  ----------
Earnings per share-basic.........   $   0.19   $   0.34  $    (0.12) $     0.33
                                    ========   ========  ==========  ==========
Income per share before
 extraordinary loss per share-
 diluted.........................   $   0.18   $   0.33  $     0.16  $     0.31
Extraordinary loss per share-
 diluted.........................        --         --        (0.27)        --
                                    --------   --------  ----------  ----------
Earnings per share-diluted.......   $   0.18   $   0.33  $    (0.11) $     0.31
                                    ========   ========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                          ----------------------
                                                           June 24,    June 29,
                                                             1999        2000
                                                          ----------  ----------
                                                          (39 weeks)  (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................. $   2,730   $   5,933
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Extraordinary loss.....................................     3,405          --
  Depreciation and amortization..........................    28,776      41,640
  Provision for deferred income taxes....................    (1,518)      7,413
  (Gain) loss on sale of property and equipment..........      (170)      2,188
  Reserves for environmental expenses....................       887      (1,220)
  Provision for closed stores............................        --         484
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
  Receivables............................................    (1,238)     (8,128)
  Inventories............................................    (9,072)     (3,627)
  Prepaid expenses.......................................      (470)        368
  Other noncurrent assets................................    (1,754)        417
  Accounts payable.......................................    14,379      19,726
  Other current liabilities and accrued expenses.........    (6,614)    (13,760)
  Other noncurrent liabilities...........................    (4,595)      9,588
                                                          ---------   ---------
    Net cash provided by operating activities............    24,746      61,022
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property held for sale....................      (125)     (1,193)
  Additions to property and equipment....................   (33,452)    (41,110)
  Proceeds from sale of property held for sale...........     1,495       8,685
  Proceeds from sale of property and equipment...........    11,163       6,340
  Acquisitions of related businesses, net of cash
   acquired..............................................  (131,230)    (85,962)
                                                          ---------   ---------
    Net cash used in investing activities................  (152,149)   (113,240)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments under capital leases..............      (939)       (851)
  Principal repayments of long-term debt.................  (173,307)    (67,112)
  Proceeds from issuance of long-term debt...............   275,301     152,000
  Redemption of series B preferred stock.................   (17,500)         --
  Net proceeds from initial public offering..............    72,984          --
  Net proceeds from equity issues........................     1,247        (213)
  Other financing costs..................................    (3,576)     (2,038)
                                                          ---------   ---------
    Net cash provided by financing activities............   154,210      81,786
                                                          ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................    26,807      29,568
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........    34,404      31,157
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  61,211   $  60,725
                                                          =========   =========
Cash paid during the year:
  Interest............................................... $  37,265   $  41,669
                                                          =========   =========
  Taxes.................................................. $      75   $  13,453
                                                          =========   =========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- The Company and Recent Developments

 Unaudited Consolidated Financial Statements

  The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. See "Note 9-- Supplemental Guarantor Information."

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 29, 2000 and for the three and nine months ended June 29, 2000 and June 24, 1999 are unaudited. References herein to "The Pantry" or "the Company" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

  We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999, our Registration Statement on Form S-1 (No. 333-74221), as amended, our Current Reports on Form 8-K and 8-K/A, and our Quarterly Reports on Form 10-Q and 10-Q/A for the period ended December 30, 1999 and our Quarterly Report on Form 10-Q for the period ended March 30, 2000.

  Our results of operations for the three and nine months ended June 29, 2000 and June 24, 1999 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 24, 1998. These acquisitions have been accounted for under the purchase method. See "Note 2--Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2000 fiscal year ends on September 28, 2000 and is a 52 week year while our 1999 fiscal year was 53 weeks.

 The Pantry

  As of June 29, 2000, we operated approximately 1,281 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Georgia, Kentucky, Indiana, Virginia, and Mississippi. Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders, and other ancillary services. In our Florida, Georgia, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,232 locations, 964 of which sell gasoline under brand names including Amoco, British Petroleum, Chevron, Citgo, Exxon, Shell, and Texaco.

                               THE PANTRY, INC.

Note 2 -- Business Acquisitions

Fiscal 2000 Acquisitions:

  During the nine months ended June 29, 2000, we acquired the businesses described below (the "2000 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

                                                                             Number
                                                                               of
Date Acquired              Trade Name   Locations                            Stores
------------------------ -------------- ------------------------------------ ------
June 29, 2000........... Big K          Mississippi                            19
April 27, 2000.......... Market Express Sumter, South Carolina                  5
January 27, 2000........ On-The-Way     North Carolina and Southern Virginia   12
November 11, 1999....... Kangaroo       Georgia                                49
November 4, 1999........ Cel Oil        Charleston, South Carolina              7
October 7, 1999......... Wicker Mart    North Carolina                          7
Others (less than five
 stores)................ Various        Florida and South Carolina              5
                                                                              ---
Total.......................................................................  104
                                                                              ===

Fiscal 1999 Acquisitions:

  During fiscal 1999, we acquired the businesses described below (the "1999 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

                                                                                          Number
                                                                                            of
Date Acquired             Trade Name  Locations                                           Stores
------------------------ ------------ --------------------------------------------------- ------
July 22, 1999........... Depot Food   South Carolina and Northern Georgia                   53
July 8, 1999............ Food Chief   Eastern South Carolina                                29
February 25, 1999....... ETNA         North Carolina and Virginia                           60
January 28, 1999........ Handy Way    North Central Florida                                121
November 5, 1998........ Express Stop Southeast North Carolina and Eastern South Carolina   22
October 22, 1998........ Dash-N       East Central North Carolina                           10
Others (less than five
 stores)................ Various      North Carolina and South Carolina                      2
                                                                                           ---
Total....................................................................................  297
                                                                                           ===

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

                               THE PANTRY, INC.

  Purchase prices of 2000 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

       Assets Acquired:
       Receivables..................................................... $ 1,464
       Inventories.....................................................   6,872
       Prepaid expenses................................................     407
       Property held for sale..........................................   7,136
       Property and equipment..........................................  31,670
       Other noncurrent assets.........................................   2,008
                                                                        -------
         Total assets..................................................  49,557
                                                                        -------
       Liabilities Assumed:
       Accounts payable................................................   6,998
       Other current liabilities and accrued expenses..................   2,039
       Other noncurrent liabilities....................................   1,843
                                                                        -------
         Total liabilities.............................................  10,880
                                                                        -------
       Net tangible assets acquired....................................  38,677
         Goodwill......................................................  47,285
                                                                        -------
           Total consideration paid, including direct costs, net of
            cash acquired.............................................. $85,962
                                                                        =======

  The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                                                          Nine Months Ended
                                                        ----------------------
                                                         June 24,    June 29,
                                                           1999        2000
                                                        ----------  ----------
   Total revenues...................................... $1,519,698  $1,828,035
   Income before extraordinary loss....................      4,331       5,817
   Net income .........................................        747       5,817
   Net income (loss) applicable to common
    shareholders.......................................     (3,436)      5,817
   Earnings per share applicable to common
    shareholders:
   Basic:
     Income (loss) before extraordinary loss........... $     0.01  $     0.32
     Extraordinary loss................................      (0.29)         --
                                                        ----------  ----------
     Net income (loss)................................. $    (0.28) $     0.32
                                                        ==========  ==========
   Diluted:
     Income (loss) before extraordinary loss........... $     0.01  $     0.31
     Extraordinary loss................................      (0.27)         --
                                                        ----------  ----------
     Net income (loss)................................. $    (0.26) $     0.31
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

                               THE PANTRY, INC.

Note 3 -- Inventories

  Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

                                                                         June
                                                          September 30,   29,
                                                              1999       2000
                                                          ------------- -------
   Inventories at FIFO cost:
   Merchandise...........................................    $63,941    $71,400
   Gasoline..............................................     22,431     28,371
                                                             -------    -------
                                                              86,372     99,771
   Less adjustment to LIFO cost:
   Merchandise...........................................    (10,135)   (13,035)
                                                             -------    -------
   Inventories at LIFO cost..............................    $76,237    $86,736
                                                             =======    =======

  Inventories are net of estimated obsolescence reserves of approximately $200,000 at September 30, 1999 and $270,000 at June 29, 2000.

Note 4 -- Environmental Liabilities and Other Contingencies

  As of June 29, 2000, we were contingently liable for outstanding letters of credit in the amount of $17.5 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

  The State of North Carolina and the State of Tennessee have assessed Sandhills, Inc., a subsidiary of The Pantry, with additional taxes plus penalties and accrued interest, for the periods February 1, 1992 to September 26, 1996. For the tax years ending January 26, 1993 through September 26, 1996, we have reached a settlement with the State of North Carolina. Under the settlement, we will reduce state net economic loss carryforwards and pay $534,926 in additional tax. The settlement is reflected in the financial statements as a reduction to state net economic losses, a reduction of deferred tax assets and the related valuation allowance. We are contesting the Tennessee assessment and believe that, in the event of a mutual settlement, the assessment amount and related penalties of approximately $250,000 would be substantially reduced. Based on this, we believe the outcome of the audits will not have a material adverse effect on our financial condition or financial statements.

  We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, we believe the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

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

                               THE PANTRY, INC.

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

  The trust funds generally require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. During the next five years, we may spend up to $2.2 million for

                               THE PANTRY, INC.

remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.0 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Note 5 -- Long-Term Debt

  At September 30, 1999 and June 29, 2000, long-term debt consisted of the following (in thousands):

                                                         September 30, June 29,
                                                             1999        2000
                                                         ------------- --------
   Senior subordinated notes; due October 15, 2007;
    interest payable semi-annually at 10.25%...........    $200,000    $200,000
   Term loan facility--Tranche A; interest payable
    monthly at LIBOR (6.18% at June 29, 2000) plus
    3.0%; principal due in quarterly installments
    through January 31, 2004...........................      70,656      65,406
   Term loan facility--Tranche B; interest payable
    monthly at LIBOR (6.18% at June 29, 2000) plus
    3.5%; principal due in quarterly installments
    through January 31, 2006...........................     156,794     180,447
   Term loan facility--Tranche C; interest payable
    monthly at LIBOR (6.18% at June 29, 2000) plus
    3.75%; principal due in quarterly installments
    through January 31, 2006...........................          --      74,813
   Acquisition facility; interest payable monthly at
    LIBOR (6.18% at June 29, 2000) plus 3.5%; principal
    due in quarterly installments through January 31,
    2004...............................................      12,000       4,000
   Revolving credit facility; interest payable monthly
    at LIBOR (6.18% at June 29, 2000), plus 3.0%;
    principal due January 31, 2004.....................          --          --
   Notes payable to McLane Company, Inc.; zero (0.0%)
    interest, with principal due in annual installments
    through February 26, 2003..........................       1,185         889
   Other notes payable; various interest rates and
    maturity dates.....................................         272         240
                                                           --------    --------
   Total long-term debt................................     440,907     525,795
   Less--current maturities............................     (10,687)    (17,983)
                                                           --------    --------
   Long-term debt, net of current maturities...........    $430,220    $507,812
                                                           ========    ========

  The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 9-- Supplemental Guarantor Information."

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) term loan facilities with outstanding borrowings of $320.7 million; and (iii) a $50.0 million acquisition term facility with outstanding borrowings of $4.0 million. The acquisition facility is available through January 31, 2001 to finance

                               THE PANTRY, INC.

acquisitions of related businesses. As of June 29, 2000, total outstanding borrowings under our bank credit facility, as amended, were $324.7 million.

  The annual maturities of long-term debt are as follows (in thousands):

            Year Ended September:
            ---------------------
              2000.......................... $  4,171
              2001..........................   19,650
              2002..........................   23,320
              2003..........................   26,574
              2004..........................   44,072
              Thereafter....................  408,008
                                             --------
              Total long-term debt.......... $525,795
                                             ========

  As of June 29, 2000, we had $17.5 million in outstanding letters of credit.

  As of June 29, 2000, we were in material compliance with all covenants and restrictions relating to all outstanding borrowings.

  As of June 29, 2000, substantially all of our net assets (which includes those of our subsidiaries) are restricted as to payment of dividends and other distributions.

Note 6 -- Shareholders' Equity

  On June 8, 1999, the Company offered and sold 6,250,000 shares of common stock, $0.01 par value per share, in our initial public offering. The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used: (i) to repay $19.0 million in indebtedness under our bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions and $2.4 million was reserved to pay fees and expenses associated with the IPO.

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

                               THE PANTRY, INC.

  On August 31, 1998, we adopted the 1998 Stock Subscription Plan. The Stock Subscription Plan allows us to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. During fiscal 1999, 134,436 shares, net of repurchases of 6,273 shares were issued under the Stock Subscription Plan. These shares were sold at fair value ($11.27), as determined on August 31, 1998 by an equity investment priced in July 1998. In connection with these sales, we received $722,000 of secured promissory notes receivable, bearing an interest rate of 8.8%, due August 31, 2003.

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

                                                                 Nine Months
                                        Three Months Ended          Ended
                                        ---------------------  -----------------
                                                                June
                                        June 24,    June 29,     24,    June 29,
                                          1999        2000      1999      2000
                                        ---------   ---------  -------  --------
Net income applicable to common
 shareholders:
  Net income before extraordinary
   loss...............................   $   5,237   $   6,186 $ 6,314   $5,933
  Dividends on preferred stock........        (624)         --  (2,070)      --
  Premium on redemption of preferred
   stock..............................      (2,113)         --  (2,113)      --
                                         ---------   --------- -------   ------
  Income applicable to common
   shareholders before extraordinary
   loss...............................   $   2,500   $   6,186 $ 2,131   $5,933
  Extraordinary loss..................         (27)         --  (3,584)      --
                                         ---------   --------- -------   ------
  Net income (loss) applicable to
   common shareholders................   $   2,473   $   6,186 $(1,453)  $5,933
                                         =========   ========= =======   ======
Earnings per share--basic:
  Weighted-average shares
   outstanding........................      12,960      18,111  12,225   18,111
                                         =========   ========= =======   ======
  Income per share before
   extraordinary loss per share--
   basic..............................   $    0.19   $    0.34 $  0.17   $ 0.33
  Extraordinary loss per share--
   basic..............................          --          --   (0.29)      --
                                         ---------   --------- -------   ------
  Net income (loss) per share--basic..   $    0.19   $    0.34 $ (0.12)  $ 0.33
                                         =========   ========= =======   ======
Earnings per share--diluted:
  Weighted-average shares
   outstanding........................      12,960      18,111  12,225   18,111
  Dilutive impact of options and
   warrants outstanding...............       1,166         542   1,163      773
                                         ---------   --------- -------   ------
  Weighted-average shares and
   potential dilutive shares
   outstanding........................      14,126      18,653  13,388   18,884
                                         =========   ========= =======   ======
Income per share before extraordinary
 loss--diluted........................   $    0.18   $    0.33 $  0.16   $ 0.31
Extraordinary loss per share--
 diluted..............................          --          --   (0.27)      --
                                         ---------   --------- -------   ------
Net income (loss) per share--diluted..   $    0.18   $    0.33 $ (0.11)  $ 0.31
                                         =========   ========= =======   ======

  For the quarter and nine months ended June 29, 2000, 373,110 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options to purchase such shares were greater than the average market price of our common stock for that period and their inclusion would have been antidilutive.

                               THE PANTRY, INC.

Note 8 -- Subsequent Events

  On July 3, 2000, we acquired certain operating assets of Oates Oil Company. Oates Oil Company is an operator of convenience stores in South Carolina, operating 14 stores under the name "MiniMart". The purchase price and the fees associated with this acquisition were funded with cash on hand.

Note 9 -- Supplemental Guarantor Information

  The Pantry's wholly-owned subsidiaries Lil' Champ Food Stores, Inc., Sandhills, Inc. and Global Communications, Inc. (the "Guarantors") jointly and severally, unconditionally guarantee, on an unsecured senior subordinated basis, the full and prompt performance of our obligations under our senior subordinated notes and our bank credit facility.

  Management has determined that separate financial statements of the Guarantors would not be material to investors and, therefore, such financial statements are not provided. The following supplemental combining financial statements presents information regarding the Guarantors and The Pantry.

  We account for our wholly-owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                               SEPTEMBER 30, 1999

                            The        Total      Total Non-
                           Pantry    Guarantor    Guarantor
                          (Issuer)  Subsidiaries Subsidiaries Eliminations  Total
                          --------  ------------ ------------ ------------ --------
                                      (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........  $ 16,446    $  9,870     $ 4,841     $      --   $ 31,157
 Receivables, net.......    34,761      46,179       3,119       (59,825)    24,234
 Inventories............    40,714      35,523          --            --     76,237
 Prepaid expenses.......     2,186         958         353            --      3,497
 Property held for sale,
  net...................       135          --          --            --        135
 Deferred income taxes,
  net...................     2,220       2,621           8            --      4,849
                          --------    --------     -------     ---------   --------
 Total current assets...    96,462      95,151       8,321       (59,825)   140,109
                          --------    --------     -------     ---------   --------
Investment in
 subsidiaries...........   119,590          --          --      (119,590)        --
                          --------    --------     -------     ---------   --------
Property and equipment,
 net....................   160,809     244,622      16,254            --    421,685
                          --------    --------     -------     ---------   --------
Other assets:
 Goodwill, net..........   127,056      70,649          --            --    197,705
 Deferred financing
  cost, net.............    12,680          --          --            --     12,680
 Environmental
  receivables...........    11,959       1,177          --            --     13,136
 Intercompany notes
  receivable............   248,650      49,705      17,124      (315,479)        --
 Other noncurrent
  assets................     3,782       4,053         568            --      8,403
                          --------    --------     -------     ---------   --------
 Total other assets.....   404,127     125,584      17,692      (315,479)   231,924
                          --------    --------     -------     ---------   --------
Total assets............  $780,988    $465,357     $42,267     $(494,894)  $793,718
                          ========    ========     =======     =========   ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
 Current maturities of
  long-term debt........  $ 10,370    $    296     $    21     $      --   $ 10,687
 Current maturities of
  capital lease
  obligations...........       178       1,027          --            --      1,205
 Accounts payable.......    51,641      34,698       2,919          (134)    89,124
 Accrued interest.......    16,060          --           1        (6,133)     9,928
 Accrued compensation
  and related taxes.....     4,730       3,310           2           --       8,042
 Income taxes payable...     6,784      12,499         447       (14,726)     5,004
 Other accrued taxes....     5,041       8,793          --            --     13,834
 Accrued insurance......     3,401       5,419          --            --      8,820
 Other accrued
  liabilities...........    36,480      13,846       4,366       (33,716)    20,976
                          --------    --------     -------     ---------   --------
 Total current
  liabilities...........   134,685      79,888       7,756       (54,709)   167,620
                          --------    --------     -------     ---------   --------
Long-term debt..........   429,235         889          96            --    430,220
                          --------    --------     -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............    13,010       2,392          --            --     15,402
 Deferred income taxes..     2,810      21,766       1,669            --     26,245
 Deferred revenue.......    20,705       8,024          --            --     28,729
 Capital lease
  obligations...........     4,063       9,409          --            --     13,472
 Employment
  obligations...........       486          --          --            --        486
 Intercompany notes
  payable...............    68,829     249,715       3,997      (322,541)        --
 Other noncurrent
  liabilities...........     2,968       4,143          36           200      7,347
                          --------    --------     -------     ---------   --------
 Total other
  liabilities...........   112,871     295,449       5,702      (322,341)    91,681
                          --------    --------     -------     ---------   --------
SHAREHOLDERS' EQUITY:
 Common stock...........       182           1       5,001        (5,002)       182
 Additional paid-in
  capital...............   128,256       6,882      24,212       (31,094)   128,256
 Shareholder loans......      (937)         --          --            --       (937)
 Accumulated earnings
  (deficit).............   (23,304)     82,248        (500)      (81,748)   (23,304)
                          --------    --------     -------     ---------   --------
 Total shareholders'
  equity................   104,197      89,131      28,713      (117,844)   104,197
                          --------    --------     -------     ---------   --------
Total liabilities and
 shareholders' equity...  $780,988    $465,357     $42,267     $(494,894)  $793,718
                          ========    ========     =======     =========   ========

                                THE PANTRY, INC.

                     SUPPLEMENTAL COMBINING BALANCE SHEETS

                                 JUNE 29, 2000

                            The        Total      Total Non-
                           Pantry    Guarantor    Guarantor
                          (Issuer)  Subsidiaries Subsidiaries Eliminations  Total
                          --------  ------------ ------------ ------------ --------
                                           (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash
  equivalents...........  $ 33,972    $ 24,810     $ 1,943     $      --   $ 60,725
 Receivables, net.......    49,003      89,583       4,276      (111,537)    31,325
 Inventories............    48,887      37,849          --            --     86,736
 Income taxes
  receivable............        --       5,643         154        (2,224)     3,573
 Prepaid expenses.......     2,533         647         356            --      3,536
 Property held for
  sale..................       183          --          --            --        183
 Deferred income taxes,
  net...................     1,575       2,119           8            --      3,702
                          --------    --------     -------     ---------   --------
 Total current assets...   136,153     160,651       6,737      (113,761)   189,780
                          --------    --------     -------     ---------   --------
Investment in
 subsidiaries...........   141,264          --          --      (141,264)        --
                          --------    --------     -------     ---------   --------
Property and equipment,
 net....................   186,217     248,782      15,845            --    450,844
                          --------    --------     -------     ---------   --------
Other assets:
 Goodwill, net..........   167,559      71,731          --            --    239,290
 Deferred financing
  cost, net.............    12,809          --          --            --     12,809
 Environmental
  receivables, net......    11,959          --          --            --     11,959
 Intercompany notes
  receivable............   253,677      49,705      17,124      (320,506)        --
 Other noncurrent
  assets................     6,127       3,577         568            --     10,272
                          --------    --------     -------     ---------   --------
 Total other assets.....   452,131     125,013      17,692      (320,506)   274,330
                          --------    --------     -------     ---------   --------
Total assets............  $915,765    $534,446     $40,274     $(575,531)  $914,954
                          ========    ========     =======     =========   ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
 Current maturities of
  long-term debt........  $ 17,665    $    296     $    22     $      --   $ 17,983
 Current maturities of
  capital lease
  obligations...........       178       1,027          --            --      1,205
 Accounts payable.......    60,170      55,744          --           (66)   115,848
 Accrued interest.......    17,131          --           1       (10,136)     6,996
 Accrued compensation
  and related taxes.....     5,573       5,960           1            --     11,534
 Income taxes payable...     1,509      25,097          --       (26,606)        --
 Other accrued taxes....     2,613      12,095          --            --     14,708
 Accrued insurance......     2,960       3,148          --            --      6,108
 Other accrued
  liabilities...........    70,051      12,231         123       (66,868)    15,537
                          --------    --------     -------     ---------   --------
 Total current
  liabilities...........   177,850     115,598         147      (103,676)   189,919
                          --------    --------     -------     ---------   --------
Long-term debt..........   507,141         592          79            --    507,812
                          --------    --------     -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............    12,290       1,892          --            --     14,182
 Deferred income taxes..     4,050      26,720       1,741            --     32,511
 Deferred revenue.......    28,849      11,182          --            --     40,031
 Capital lease
  obligations...........     3,929       8,692          --            --     12,621
 Employment
  obligations...........       114          --          --            --        114
 Intercompany notes
  payable...............    68,829     250,263       8,981      (328,073)        --
 Other noncurrent
  liabilities...........     2,796       4,549         502            --      7,847
                          --------    --------     -------     ---------   --------
 Total other
  liabilities...........   120,857     303,293      11,224      (328,073)   107,306
                          --------    --------     -------     ---------   --------
SHAREHOLDERS' EQUITY:
 Common stock...........       182           1       5,001        (5,002)       182
 Additional paid-in
  capital...............   128,018       6,882      24,212       (31,094)   128,018
 Shareholder loans......      (912)         --          --            --       (912)
 Accumulated earnings
  (deficit).............   (17,371)    108,075        (389)     (107,686)   (17,371)
                          --------    --------     -------     ---------   --------
 Total shareholders'
  equity................   109,917     114,958      28,824      (143,782)   109,917
                          --------    --------     -------     ---------   --------
Total liabilities and
 shareholders equity....  $915,765    $534,446     $40,274     $(575,531)  $914,954
                          ========    ========     =======     =========   ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED JUNE 24, 1999

                                        Total      Total Non-
                          The Pantry  Guarantor    Guarantor
                           (Issuer)  Subsidiaries Subsidiaries Eliminations  Total
                          ---------- ------------ ------------ ------------ --------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....   $104,222    $94,863        $--        $    --    $199,085
  Gasoline sales........    143,565    107,251         --             --     250,816
  Commissions...........      3,967      2,836         --             --       6,803
                           --------    -------        ---        -------    --------
    Total revenues......    251,754    204,950         --             --     456,704
                           --------    -------        ---        -------    --------
Cost of sales:
  Merchandise...........     70,063    $63,570         --             --     133,633
  Gasoline..............    128,137     94,503         --             --     222,640
                           --------    -------        ---        -------    --------
    Total cost of
     sales..............    198,200    158,073         --             --     356,273
                           --------    -------        ---        -------    --------
Gross profit............     53,554     46,877         --             --     100,431
                           --------    -------        ---        -------    --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............     44,446     33,001        (57)        (7,445)     69,945
  Depreciation and
   amortization.........      6,096      4,849          1             --      10,946
                           --------    -------        ---        -------    --------
    Total operating
     expenses...........     50,542     37,850        (56)        (7,445)     80,891
                           --------    -------        ---        -------    --------
Income from operations..      3,012      9,027         56          7,445      19,540
                           --------    -------        ---        -------    --------
Equity in earnings of
 subsidiaries...........     11,871         (9)        --        (11,862)         --
                           --------    -------        ---        -------    --------
Other income (expense):
  Interest expense......     (5,803)    (6,038)        (3)         1,137     (10,707)
  Miscellaneous.........         39      8,800         38         (8,591)        286
                           --------    -------        ---        -------    --------
    Total other income
     (expense)..........     (5,764)     2,762         35         (7,454)    (10,421)
                           --------    -------        ---        -------    --------
Income before income
 taxes and extraordinary
 loss...................      9,119     11,780         91        (11,871)      9,119
Income tax expense......     (3,882)    (3,605)       (45)         3,650      (3,882)
                           --------    -------        ---        -------    --------
Net income before
 extraordinary loss.....      5,237      8,175         46         (8,221)      5,237
Extraordinary loss......        (27)        --         --             --         (27)
                           --------    -------        ---        -------    --------
Net income..............   $  5,210    $ 8,175        $46        $(8,221)   $  5,210
                           ========    =======        ===        =======    ========
Net income applicable to
 common shareholders....   $  2,473    $ 8,175        $46        $(8,221)   $  2,473
                           ========    =======        ===        =======    ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED JUNE 29, 2000

                                                     Total
                                        Total         Non-
                          The Pantry  Guarantor    Guarantor
                           (Issuer)  Subsidiaries Subsidiaries Eliminations  Total
                          ---------- ------------ ------------ ------------ --------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....   $140,402    $98,154        $--        $     --   $238,556
  Gasoline sales........    262,112    135,062         --              --    397,174
  Commissions...........      4,964      2,397         --              --      7,361
                           --------    -------        ---        --------   --------
    Total revenues......    407,478    235,613         --              --    643,091
                           --------    -------        ---        --------   --------
Cost of sales:
  Merchandise...........     96,086     64,051         --              --    160,137
  Gasoline..............    235,785    121,627         --              --    357,412
                           --------    -------        ---        --------   --------
    Total cost of
     sales..............    331,871    185,678         --              --    517,549
                           --------    -------        ---        --------   --------
Gross profit............     75,607     49,935         --              --    125,542
                           --------    -------        ---        --------   --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............     63,265     35,317        (58)        (11,987)    86,537
  Depreciation and
   amortization.........      8,615      5,731          1              --     14,347
                           --------    -------        ---        --------   --------
    Total operating
     expenses...........     71,880     41,048        (57)        (11,987)   100,884
                           --------    -------        ---        --------   --------
Income from operations..      3,727      8,887         57          11,987     24,658
                           --------    -------        ---        --------   --------
Equity in earnings of
 subsidiaries...........     16,331         --         --         (16,331)        --
                           --------    -------        ---        --------   --------
Other income (expense):
  Interest expense......     (8,923)    (6,097)        (3)          1,393    (13,630)
  Miscellaneous.........        (89)    13,487         18         (13,398)        18
                           --------    -------        ---        --------   --------
    Total other income
     (expense)..........     (9,012)     7,390         15         (12,005)   (13,612)
                           --------    -------        ---        --------   --------
Income before income
 taxes and extraordinary
 loss...................     11,046     16,277         72         (16,349)    11,046
Income tax expense......     (4,860)    (5,865)       (63)          5,928     (4,860)
                           --------    -------        ---        --------   --------
Net income..............   $  6,186    $10,412        $ 9        $(10,421)  $  6,186
                           ========    =======        ===        ========   ========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED JUNE 24, 1999

                            The        Total      Total Non-
                           Pantry    Guarantor    Guarantor
                          (Issuer)  Subsidiaries Subsidiaries Eliminations   Total
                          --------  ------------ ------------ ------------ ----------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales.....  $274,519    $228,528      $  --       $     --   $  503,047
  Gasoline sales........   355,751     255,982         --             --      611,733
  Commissions...........    10,261       7,062         --             --       17,323
                          --------    --------      -----       --------   ----------
    Total revenues......   640,531     491,572         --             --    1,132,103
                          --------    --------      -----       --------   ----------
Cost of Sales:
  Merchandise...........   185,774     152,684         --             --      338,458
  Gasoline..............   314,692     222,581         --             --      537,273
                          --------    --------      -----       --------   ----------
    Total cost of
     sales..............   500,466     375,265         --             --      875,731
                          --------    --------      -----       --------   ----------
Gross profit............   140,065     116,307         --             --      256,372
                          --------    --------      -----       --------   ----------
Operating expenses:
  Operating, general and
   administrative
   expenses.............   121,930      84,655       (167)       (18,902)     187,516
  Depreciation and
   amortization.........    15,215      13,557          4             --       28,776
                          --------    --------      -----       --------   ----------
    Total operating
     expenses...........   137,145      98,212       (163)       (18,902)     216,292
                          --------    --------      -----       --------   ----------
Income from operations..     2,920      18,095        163         18,902       40,080
                          --------    --------      -----       --------   ----------
Equity in earnings of
 subsidiaries...........    25,548           7         --        (25,555)          --
                          --------    --------      -----       --------   ----------
Other income (expense):
  Interest..............   (17,367)    (15,857)        (8)         3,652      (29,580)
  Miscellaneous.........      (187)     23,037        110        (22,546)         414
                          --------    --------      -----       --------   ----------
    Total other income
     (expense)..........   (17,554)      7,180        102        (18,894)     (29,166)
                          --------    --------      -----       --------   ----------
Income before income
 taxes and extraordinary
 loss...................    10,914      25,282        265        (25,547)      10,914
Income tax expense......    (4,600)     (8,322)      (134)         8,456       (4,600)
                          --------    --------      -----       --------   ----------
Net income before
 extraordinary loss.....     6,314      16,960        131       $(17,091)       6,314
Extraordinary loss......    (3,584)         --         --             --       (3,584)
                          --------    --------      -----       --------   ----------
Net income..............  $  2,730    $ 16,960      $ 131       $(17,091)  $    2,730
                          ========    ========      =====       ========   ==========
Net income (loss)
 applicable to common
 shareholders...........  $ (1,453)   $ 16,960      $ 131       $(17,091)  $   (1,453)
                          ========    ========      =====       ========   ==========

                                THE PANTRY, INC.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

                        NINE MONTHS ENDED JUNE 29, 2000

                                        Total      Total Non-
                         The Pantry   Guarantor    Guarantor
                          (Issuer)   Subsidiaries Subsidiaries Eliminations   Total
                         ----------  ------------ ------------ ------------ ----------
                                            (Dollars in Thousands)
Revenues:
  Merchandise sales..... $  383,777    $279,431      $  --       $     --   $  663,208
  Gasoline sales........    705,323     377,674         --             --    1,082,997
  Commissions...........     13,562       7,823         --             --       21,385
                         ----------    --------      -----       --------   ----------
    Total revenues......  1,102,662     664,928         --             --    1,767,590
                         ----------    --------      -----       --------   ----------
Cost of sales:
  Merchandise...........    260,611     182,242         --             --      442,853
  Gasoline..............    642,510     342,821         --             --      985,331
                         ----------    --------      -----       --------   ----------
    Total cost of
     sales..............    903,121     525,063         --             --    1,428,184
                         ----------    --------      -----       --------   ----------
Gross profit............    199,541     139,865         --             --      339,406
                         ----------    --------      -----       --------   ----------
Operating expenses:
  Operating, general and
   Administrative
   expenses.............    179,731     101,635       (162)       (32,498)     248,706
  Depreciation and
   amortization.........     24,536      17,102          4             --       41,642
                         ----------    --------      -----       --------   ----------
    Total operating
     expenses...........    204,267     118,737       (158)       (32,498)     290,348
                         ----------    --------      -----       --------   ----------
Income (loss) from
 operations.............     (4,726)     21,128        158         32,498       49,058
                         ----------    --------      -----       --------   ----------
Equity in earnings of
 subsidiaries...........     39,926          --         --        (39,926)          --
                         ----------    --------      -----       --------   ----------
Other income (expense):
  Interest expense......    (24,445)    (18,287)        (7)         4,002      (38,737)
  Miscellaneous.........       (160)     36,824        129        (36,519)         274
                         ----------    --------      -----       --------   ----------
    Total other income
     (expense)..........    (24,605)     18,537        122        (32,517)     (38,463)
                         ----------    --------      -----       --------   ----------
Income before income
 taxes..................     10,595      39,665        280        (39,945)      10,595
Income tax expense......     (4,662)    (13,836)      (169)        14,005       (4,662)
                         ----------    --------      -----       --------   ----------
Net income.............. $    5,933    $ 25,829      $ 111       $(25,940)  $    5,933
                         ==========    ========      =====       ========   ==========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        NINE MONTHS ENDED JUNE 24, 1999

                                         Total      Total Non-
                          The Pantry   Guarantor    Guarantor
                           (Issuer)   Subsidiaries Subsidiaries Eliminations   Total
                          ----------  ------------ ------------ ------------ ----------
                                             (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income..............  $    2,730   $  16,960      $  131      $(17,091)  $    2,730
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Extraordinary loss....       3,405          --          --            --        3,405
  Depreciation and
   amortization.........      15,215      13,557           4            --       28,776
  Provision for deferred
   income taxes.........         462      (1,980)         --            --       (1,518)
  (Gain) loss on sale of
   property and
   equipment............        (621)        451          --            --         (170)
  Reserves for
   environmental
   issues...............         941         (54)         --            --          887
  Equity earnings of
   affiliates...........     (17,128)         --          --        17,128           --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     (13,710)    (21,421)         18        33,875       (1,238)
  Inventories...........      (5,343)     (3,729)         --            --       (9,072)
  Prepaid expenses......        (907)        440          (3)           --         (470)
  Other noncurrent
   assets...............        (132)     (1,629)         --             7       (1,754)
  Accounts payable......      13,120       1,259          --            --       14,379
  Other current
   liabilities and
   accrued expenses.....      21,664         184         106       (28,568)      (6,614)
  Other noncurrent
   liabilities..........      (2,374)     (1,586)         (2)         (633)      (4,594)
                          ----------   ---------      ------      --------   ----------
Net cash provided by
 operating activities...      17,322       2,452         254         4,718       24,746
                          ----------   ---------      ------      --------   ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property
   held for sale........        (125)         --          --            --         (125)
  Additions to property
   and equipment........     (18,746)    (14,706)         --            --      (33,452)
  Proceeds from sale of
   property held for
   sale.................       1,495          --          --            --        1,495
  Proceeds from sale of
   property and
   equipment............         535      10,628          --            --       11,163
  Intercompany notes
   receivable
   (payable)............       6,378      92,834          --       (99,212)          --
  Acquisitions of
   related businesses,
   net of cash
   acquired.............    (144,933)    (80,791)         --        94,494     (131,230)
                          ----------   ---------      ------      --------   ----------
Net cash provided by
 (used in) investing
 activities.............    (155,396)      7,965          --        (4,718)    (152,149)
                          ----------   ---------      ------      --------   ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Principal repayments
   under capital
   leases...............        (174)       (765)         --            --         (939)
  Principal repayments
   of long-term debt....    (173,283)        (10)        (14)           --     (173,307)
  Proceeds from issuance
   of long-term debt....     275,000         301          --            --      275,301
  Redemption of series B
   preferred stock......     (17,500)         --          --            --      (17,500)
  Net proceeds from
   initial public
   offering.............      72,984          --          --            --       72,984
  Net proceeds from
   equity issue.........       1,247          --          --            --        1,247
  Other financing
   costs................      (3,576)         --          --            --       (3,576)
                          ----------   ---------      ------      --------   ----------
Net cash provided by
 (used in) financing
 activities.............     154,698        (474)        (14)           --      154,210
                          ----------   ---------      ------      --------   ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......      16,624       9,943         240            --       26,807
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............      24,031       6,300       4,073            --       34,404
                          ----------   ---------      ------      --------   ----------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................  $   40,655   $  16,243      $4,313      $     --   $   61,211
                          ==========   =========      ======      ========   ==========

                                THE PANTRY, INC.

                SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

                        NINE MONTHS ENDED JUNE 29, 2000

                                        Total      Total Non-
                          The Pantry  Guarantor    Guarantor
                           (Issuer)  Subsidiaries Subsidiaries Eliminations   Total
                          ---------- ------------ ------------ ------------ ---------
                                            (Dollars in Thousands)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income..............   $  5,933    $ 25,829     $   110      $(25,939)  $   5,933
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization.........     24,536      17,100           4            --      41,640
  Change in deferred
   income taxes.........      1,885       5,456          72            --       7,413
  Loss on sale of
   property and
   equipment............        938       1,250          --            --       2,188
  Reserves for
   environmental
   issues...............       (720)       (500)         --            --      (1,220)
  Provision for closed
   stores...............        484          --          --            --         484
  Equity earnings of
   affiliates...........    (21,674)         --          --        21,674          --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........    (12,884)    (47,871)     (1,310)       53,937      (8,128)
  Inventories...........     (1,321)     (2,306)         --            --      (3,627)
  Prepaid expenses......         60         311          (3)           --         368
  Other noncurrent
   assets...............        (52)        469          --            --         417
  Accounts payable......      1,531      21,046      (2,919)           68      19,726
  Other current
   liabilities and
   accrued expenses.....     25,302      14,664      (4,691)      (49,035)    (13,760)
  Other noncurrent
   liabilities..........      5,758       3,564         466          (200)      9,588
                           --------    --------     -------      --------   ---------
Net cash provided by
 (used in) operating
 activities.............     29,776      39,012      (8,271)          505      61,022
                           --------    --------     -------      --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Additions to property
   held for sale........     (1,193)         --          --            --      (1,193)
  Additions to property
   and equipment........    (19,681)    (21,429)         --            --     (41,110)
  Proceeds from sale of
   property held for
   sale.................      8,280          --         405            --       8,685
  Proceeds from sale of
   property and
   equipment............      5,381         959          --            --       6,340
  Intercompany notes
   receivable
   (payable)............     (5,027)        548       4,984          (505)        --
  Acquisitions of
   related businesses,
   net of cash
   acquired.............    (82,826)     (3,136)         --            --     (85,962)
                           --------    --------     -------      --------   ---------
Net cash provided by
 (used in) investing
 activities.............    (95,066)    (23,058)      5,389          (505)   (113,240)
                           --------    --------     -------      --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Principal repayments
   under capital
   leases...............       (134)       (717)         --            --        (851)
  Principal repayments
   of long-term debt....    (66,799)       (297)        (16)           --     (67,112)
  Proceeds from issuance
   of long-term debt....    152,000          --          --            --     152,000
  Net proceeds from
   equity issues........       (213)         --          --            --        (213)
  Other financing
   costs................     (2,038)                     --            --      (2,038)
                           --------    --------     -------      --------   ---------
Net cash provided by
 (used in) financing
 activities.............     82,816      (1,014)        (16)           --      81,786
                           --------    --------     -------      --------   ---------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............     17,526      14,940      (2,898)           --      29,568
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............     16,446       9,870       4,841            --      31,157
                           --------    --------     -------      --------   ---------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................   $ 33,972    $ 24,810     $ 1,943      $     --   $  60,725
                           ========    ========     =======      ========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Management's discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Further information is contained in our Annual Report on Form 10-K for the year ended September 30, 1999, our Registration Statement on Form S-1 (File No. 333-74221), as amended, our Current Reports on Form 8-K and 8-K/A and our Quarterly Reports on Form 10-Q and 10-Q/A for the period ended December 30, 1999 and our Quarterly Report on Form 10-Q for the period ended March 30, 2000.

Introduction

  The Pantry is the leading convenience store operator in the Southeast and the second largest independent operator in the United States. As of August 7, 2000, we operate 1,295 stores in nine southeastern states. We currently operate in selected markets in Florida (519), North Carolina (339), South Carolina (252), Georgia (57), Kentucky (45), Virginia (30), Indiana (18), Mississippi (18) and Tennessee (17). Our network of stores offers a broad selection of merchandise, gasoline and services designed to appeal to the convenience needs of today's time-constrained consumer.

  The key financial highlights of our third quarter include: (i) a net income increase of 18.7%, to $6.2 million, with diluted earnings per share reaching 33 cents compared to 18 cents a year ago; (ii) a total revenue increase of 40.8%, to $643 million, bringing year-to-date revenues to $1.8 billion, up 56.1% versus last year and; (iii) a comparable store merchandise sales increase of 5.3%, our eighteenth consecutive quarterly increase. We believe these results occurred due to several factors including the impact of our core operating strategies and improving wholesale gasoline market conditions.

  Specific elements of our core operating strategy include (i) constantly monitoring and enhancing our merchandising and in-store execution to increase same store merchandise sales and gross profit, (ii) enhancing our gasoline offering in order to increase customer traffic; (iii) selectively expanding our services offerings to take full advantage of our growing network of convenient locations; (iv) constantly leveraging this growing network to reduce product costs and operating expenses; (v) sensibly allocating capital resources to achieve attractive returns on our investments; and (vi) expanding our network and increasing market share through acquisitions and new store development.

  In addition, we focus on same store sales and profit growth through competitive merchandise and gasoline pricing, new service offerings, market-focused promotions and scheduled store and gasoline remodeling. As part of our efforts to leverage and continuously improve the management of our retail network, we constantly evaluate and upgrade our retail information systems. Finally, we seek to rationally expand our network through acquisition.

Acquisition History

  Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing markets. We believe acquiring locations with demonstrated revenue volume involves lower risk and is an economically attractive alternative to traditional site selection and new store development. Through acquisition, we have expanded the geographic scope of our store network and thus increased the number of potential acquisition candidates. We are excited about our recent entrance into the state of Mississippi and the opportunities to expand into this and other contiguous states in the Southeast. We believe there are a number of attractive acquisition opportunities in these markets.

  We seek to improve the productivity and profitability of acquired stores by implementing our merchandising and gasoline initiatives, eliminating duplicative overhead costs, incorporating our retail information systems, and continuously leveraging our increasing store network to achieve lower product and supply costs. We believe it takes six to twelve months to fully integrate and achieve operational and financial improvements at acquired locations.

  Subsequent to June 29, 2000, we acquired an additional 15 convenience stores, bringing our year-to-date acquisitions to approximately 120 stores as of August 7, 2000. By the end of the fiscal year, we expect to add approximately 20 stores, increasing our new store count to 140 stores for the year.

  The table below provides information concerning the 2000 acquisitions (as of June 29, 2000) and the 1999 acquisitions:

Fiscal 2000 Acquisitions:

                                                                             Number
                                                                               of
Date Acquired              Trade Name   Locations                            Stores
------------------------ -------------- ------------------------------------ ------
June 29, 2000........... Big K          Mississippi                            19
April 27, 2000.......... Market Express Sumter, South Carolina                  5
January 27, 2000........ On-The-Way     North Carolina and Southern Virginia   12
November 11, 1999....... Kangaroo       Georgia                                49
November 4, 1999........ Cel Oil        Charleston, South Carolina              7
October 7, 1999......... Wicker Mart    North Carolina                          7
Others (less than five
 stores)................ Various        Florida and South Carolina              5
                                                                              ---
Total.......................................................................  104
                                                                              ===

Fiscal 1999 Acquisitions:

                                                                                          Number
                                                                                            of
Date Acquired             Trade Name  Locations                                           Stores
------------------------ ------------ --------------------------------------------------- ------
July 22, 1999........... Depot Food   South Carolina and Northern Georgia                   53
July 8, 1999............ Food Chief   Eastern South Carolina                                29
February 25, 1999....... ETNA         North Carolina and Virginia                           60
January 28, 1999........ Handy Way    North Central Florida                                121
November 5, 1998........ Express Stop Southeast North Carolina and Eastern South Carolina   22
October 22, 1998........ Dash-N       East Central North Carolina                           10
Others (less than five
 stores)................ Various      North Carolina and South Carolina                      2
                                                                                           ---
Total....................................................................................  297
                                                                                           ===

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

Results of Operations

  Three Months Ended June 29, 2000 Compared to the Three Months Ended June 24, 1999

  Total Revenue. Total revenue for the three months ended June 29, 2000 was $643.1 million compared to $456.7 million for the three months ended June 24, 1999, an increase of $186.4 million or 40.8%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $105.2 million, an increase in retail gasoline prices and same store merchandise sales growth. In the three months ended June 29, 2000, total revenue increases were inflated by a higher average retail gasoline gallon price of $1.49 compared to $1.10 for the three months ended June 24, 1999.

  Merchandise Revenue. Merchandise revenue for the three months ended June 29, 2000 was $238.6 million compared to $199.1 million during the three months ended June 24, 1999, an increase of $39.5 million or 19.8%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $32.3 million and same store merchandise sales growth.

  Same store merchandise revenue for the quarter increased 5.3% over the comparable period in 1999. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, greater average transaction size and general economic and market conditions. We believe the increases in store traffic and average transaction size are primarily attributable to our continued emphasis on up-to-date store merchandising, store appearance and in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the three months ended June 29, 2000 was $397.2 million compared to $250.8 million during the three months ended June 24, 1999, an increase of $146.4 million or 58.4%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $71.1 million and a $0.39 or 35.5% increase in average gasoline gallon retail prices compared to the three months ended June 24, 1999.

  In the three months ended June 29, 2000, gasoline gallons sold were 267.2 million compared to 227.3 million during the three months ended June 24, 1999, an increase of 39.9 million gallons or 17.6%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since June 24, 1999 of 49.9 million, partially offset by a same store gasoline gallon sales decline of 3.9% during the period. The same store gallon decrease is primarily attributable to the increase in wholesale gasoline costs and its impact on average retail price and consumer demand.

  Commission Revenue. Commission revenue for the three months ended June 29, 2000 was $7.4 million compared to $6.8 million during the three months ended June 24, 1999, an increase of $0.6 million or 8.2%. The increase is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $1.7 million partially offset by a decrease in video poker income.

  Total Gross Profit. Total gross profit for the third quarter of fiscal 2000 was $125.5 million compared to $100.4 million during the third quarter of fiscal 1999, an increase of $25.1 million or 25.0%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $19.2 million, higher gasoline margins and same store merchandise gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $78.4 million for the three months ended June 29, 2000 compared to $65.5 million for the three months ended June 24, 1999, an increase of $13.0 million or 19.8%. This increase is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $10.2 million and same store profit increases. Merchandise margin of 32.9% for the three months ended June 29, 2000 was consistent with the merchandise margin of 32.9% reported for the three months ended June 24, 1999.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $39.8 million for the three months ended June 29, 2000 compared to $28.2 million for the three months ended June 24, 1999, an increase of $11.6 million or 41.1%. This increase is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $7.2 million as well as higher gasoline margins. Gasoline gross profit per gallon was $0.149 in the three months ended June 29, 2000 compared to $0.124 for the three months ended June 24, 1999. The increase in gasoline gross profit per gallon is primarily attributable to improving retail and wholesale gasoline market conditions.

  Operating, General and Administrative Expenses. Operating, general and administrative expenses for the third quarter of fiscal 2000 totaled $86.5 million compared to $69.9 million for the third quarter of fiscal 1999, an increase of $16.6 million or 23.7%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with the stores acquired or opened since June 24, 1999 of $13.1 million. As a percentage of total revenue, these expenses decreased to 13.5% in the three months ended June 29, 2000 from 15.3% in the three months ended June 24, 1999. As a percentage of merchandise revenue, these expenses increased to 36.3% from 35.1%.

  Income from Operations. Income from operations totaled $24.7 million for the three months ended June 29, 2000 compared to $19.5 million during the three months ended June 24, 1999, an increase of $5.1 million or 26.2%. The increase is attributable to the factors discussed above and is further reduced by a $3.4 million increase in depreciation and amortization.

  EBITDA. EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, impairment of long-lived assets, and extraordinary loss. EBITDA for the three months ended June 29, 2000 totaled $39.0 million compared to EBITDA of $30.5 million during the three months ended June 24, 1999, an increase of $8.5 million or 27.9%. The increase is attributable to the items discussed above.

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

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the three months ended June 29, 2000 totaled $13.6 million compared to $10.7 million for the three months ended June 24, 1999, an increase of $2.9 million or 27.3%. The increase in interest expense is primarily attributable to the increased borrowings under our bank credit facility associated with acquisition activity and a general rise in interest rates.

  Income Tax Expense. We recorded income tax expense totaling $4.9 million for the three months ended June 29, 2000 compared to income tax expense of $3.9 million for the three months ended June 24, 1999. The change in income tax expense was primarily attributable to the increase in income before income taxes. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals. Our effective tax rate was 44.0% for the quarter ending June 29, 2000 compared to 42.6% for the quarter ending June 24, 1999.

  Net Income. The net income for the three months ended June 29, 2000 was $6.2 million compared to net income of $5.2 million for the three months ended June 24, 1999. The increase is attributable to the items discussed above.

 Nine Months Ended June 29, 2000 Compared to the Nine Months Ended June 24,
1999

  Total Revenue. Total revenue for the nine months ended June 29, 2000 was $1,767.6 million compared to $1,132.1 million for the nine months ended June 24, 1999, an increase of $635.5 million or 56.1%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $403.7 million and same store merchandise sales growth. In the nine months ended June 29, 2000, total revenue increases were inflated by a higher average retail gasoline gallon price of $1.38 for the nine months ended June 29, 2000 compared to $1.03 for the nine months ended June 24, 1999.

  Merchandise Revenue. Merchandise revenue for the nine months ended June 29, 2000 was $663.2 million compared to $503.0 million during the nine months ended June 24, 1999, an increase of $160.2 million or 31.8%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $126.3 million and same store merchandise sales growth.

  Same store merchandise revenue for the nine months ended June 29, 2000 increased 8.4% over the nine months ended June 24, 1999. The increase in same store merchandise revenue is primarily attributable to increased customer traffic, higher average transaction size and general economic and market conditions. We believe the increases in store traffic and average transaction size are primarily attributable to store merchandising, more competitive gasoline pricing, enhanced store appearance and increased in-store promotional activity.

  Gasoline Revenue and Gallons. Gasoline revenue for the nine months ended June 29, 2000 was $1,083.0 million compared to $611.7 million during the nine months ended June 24, 1999, an increase of $471.3 million or 77.0%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $272.2 million and a $0.35 or 34.0% increase in average gasoline gallon retail prices compared to the nine months ended June 24, 1999.

  In the nine months ended June 29, 2000, gasoline gallons sold were 785.4 million compared to 592.6 million during the nine months ended June 24, 1999, an increase of 192.8 million gallons or 32.5%. The increase is primarily attributable to the gasoline sold by stores acquired or opened since June 24, 1999 of 207.8 million and was partially offset by a same store gasoline gallon sales decline for the nine month period of 2.4%. The same store gallon decrease is primarily attributable to the increase in wholesale gasoline costs and its impact on average retail price and consumer demand.

  Commission Revenue. Commission revenue for the nine months ended June 29, 2000 was $21.4 million compared to $17.3 million during the nine months ended June 24, 1999, an increase of $4.1 million or 23.4%. The increase is primarily attributable to the revenue from stores acquired or opened since June 24, 1999 of $5.3 million, partially offset by a decrease in video poker income.

  Total Gross Profit. Total gross profit for the nine months ended June 29, 2000 was $339.4 million compared to $256.4 million during the nine months ended June 24, 1999, an increase of $83.0 million or 32.4%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $71.0 million and same store merchandise gross profit increases.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $220.4 million for the nine months ended June 29, 2000 compared to $164.6 million for the nine months ended June 24, 1999, an increase of $55.8 million or 33.9%. This increase is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $43.1 million and same store merchandise gross profit increases. The increase in merchandise gross margin to 33.2% for the nine months ended June 29, 2000 from 32.7% for the nine months ended June 24, 1999 is primarily attributable to the addition of higher margin food service locations, lower product costs and increased vendor rebates.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $97.7 million for the nine months ended June 29, 2000 compared to $74.5 million for the nine months ended June 24, 1999, an increase of $23.2 million or 31.2%. This increase is primarily attributable to the profits from stores acquired or opened since June 24, 1999 of $24.1 million, offset by the lower gasoline margin associated with higher wholesale gasoline costs and the same store gallon sales decrease noted above. The gasoline gross profit per gallon was $0.124 in the nine months ended June 29, 2000 compared to $0.126 for the nine months ended June 24, 1999.

  Store Operating, General and Administrative Expenses. Store operating, general and administrative expenses for the nine months ended June 29, 2000 totaled $248.7 million compared to store operating, general and administrative expenses of $187.5 million for the nine months ended June 24, 1999, an increase of $61.2 million or 32.6%. The increase in store operating, general and adminstrative expenses is primarily attributable to the operating, lease and administrative expenses associated with the stores acquired or opened since June 24, 1999 of $52.0 million. As a percentage of total revenue, store operating, general and administrative expenses decreased to 14.1% in the nine months ended June 29, 2000 from 16.6% in the nine months ended June 24, 1999. As a percentage of merchandise revenue, store operating expenses increased to 37.5% from 37.3% for the nine months ended June 24, 1999.

  Income from Operations. Income from operations totaled $49.1 million for the nine months ended June 29, 2000 compared to $40.1 million during the nine months ended June 24, 1999, an increase of $9.0 million or 22.4%. The increase is attributable to the factors discussed above and is partially reduced by the $12.9 million increase in depreciation and amortization.

  EBITDA. EBITDA for the nine months ended June 29, 2000 totaled $90.7 million compared to EBITDA of $68.9 million during the nine months ended June 24, 1999, an increase of $21.8 million or 31.7%. The increase is attributable to the items discussed above.

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facilities. Interest expense for the nine months ended June 29, 2000 totaled $38.7 million compared to $29.6 million for the nine months ended June 24, 1999, an increase of $9.2 million or 31.0%. The increase in interest expense is attributable to additional borrowings under our bank credit facility associated with acquisition activity and a general rise in interest rates.

  Income Tax Expense. We recorded income tax expense totaling $4.7 million for the nine months ended June 29, 2000 compared to income tax expense of $4.6 million for the nine months ended June 24, 1999. The change in income tax expense was primarily attributable to an increase in our effective tax rate. For the nine months ending June 29, 2000 our effective tax rate was 44.0% compared to 42.1% in the prior year period. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals.

  Net Income. Net income for the nine months ended June 29, 2000 was $5.9 million compared to net income of $2.7 million for the nine months ended June 24, 1999. Net income for fiscal 1999 included an extraordinary loss of $3.6 million related to the write-off of a call premium and deferred financing fees as a result of the redemption of our senior notes.

Liquidity and Capital Resources

  Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay principal and interest on long-term debt, and fund capital expenditures. We rely on excess cash, supplemented as necessary from time to time by borrowings under our bank facilities, to finance acquisitions. Cash provided by operating activities increased to $61.0 million for the nine months ended June 29, 2000 from $24.7 million for the nine months ended June 24, 1999. We had $60.7 million of cash and cash equivalents on hand at June 29, 2000.

  Fiscal 2000 Acquisitions. For the nine months ended June 29, 2000, we have acquired a total of 104 convenience stores in eight transactions for approximately $86.0 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $42.3 million in the nine months ended June 29, 2000 and approximately $33.6 million in the nine months ended June 24, 1999. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

  We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to us under long-term leases. Generally, the leases are operating leases at market rates with initial terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $8.7 million during the nine months ended June 29, 2000. Vendor reimbursements primarily relate to oil company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

  In the nine months ended June 29, 2000, we received approximately $19.5 million from sale-leaseback proceeds, asset dispositions and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the nine months ended June 29, 2000 were $22.8 million. We anticipate net capital expenditures for fiscal 2000 will be in the range of $30.0 million to $35.0 million.

  Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $324.7 million outstanding under our bank credit facility.

  Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) term loan facilities with outstanding borrowings of $320.7 million; and (iii) a $50.0 million acquisition term facility with outstanding borrowings of $4.0 million. The acquisition facility is available through January 31, 2001 to finance acquisitions of related businesses. As of August 7, 2000, we had $25.0 million available for borrowing under the revolving credit facility and $46.0 million available for borrowing under the acquisition term facility.

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

  In order to reduce our exposure to interest rate fluctuations we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into a swap arrangement with a notional amount of $45 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001. Effective June 16, 2000 we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our Eurodollar rate at 6.96% and 6.90%, respectively, through June 2003.

  On January 31, 2001, all amounts then outstanding under the acquisition term facility convert into a three year term loan. The Tranche A matures in January 2004, and the Tranche B and Tranche C term loan facilities mature in January 2006. All term loan facilities require quarterly payments of principal with annual payments of principal totaling approximately $4.2 million in fiscal 2000, $18.6 million in fiscal 2001, $21.6 million in fiscal 2002, $24.9 million in fiscal 2003, $43.4 million in fiscal 2004, $88.6 million in fiscal 2005, and $119.4 million in fiscal 2006. The acquisition term facility requires quarterly payments of principal beginning in April 2001 in an amount equal to 8.33%, or 8.37% with respect to the installment payable in January 2004, of the aggregate acquisition term loans outstanding at January 31, 2001.

  Cash Flows from Financing Activities. During the nine months ended June 29, 2000, we used proceeds from our bank credit facility and cash on hand to finance the 2000 acquisitions, principal repayments and related fees and expenses.

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

  Shareholders' Equity. As of June 29, 2000, our shareholders' equity totaled $109.9 million. The $5.7 million increase from September 30, 1999 is primarily attributable to net income for the period.

Environmental Considerations

  We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of August 7, 2000, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Georgia and Virginia and a letter of credit in the amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through a combination of private commercial liability insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

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

  Costs for which we do not receive reimbursement include but are not limited to (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of underground storage tank systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds generally require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through a combination of private insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

  Environmental reserves of $14.2 million as of June 29, 2000 represent estimates for future expenditures for remediation, tank removal and litigation associated with 442 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of June 29, 2000, amounts which are probable of reimbursement (based on our experience) from those sources total $12.0 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Recently Issued Accounting Standards Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 133 was amended to defer the effective date to the first fiscal quarter of fiscal 2001. As of June 29, 2000, we have not determined the effect of SFAS No. 133 on our consolidated financial statements, however, we do not believe adoption of this accounting standard will have a material impact on our financial condition.

  On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission and is required to be implemented no later than the fourth quarter of fiscal 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial condition.

Inflation

  As reported by the Bureau of Labor Statistics the consumer price index for the category labeled "cigarettes" increased approximately 33.4% during fiscal 1999 and an additional 10.5% during the nine months ended June 29, 2000. The largest increase occurred on November 23, 1998, when major cigarette manufacturers increased prices by $0.45 per pack. In January 2000, manufacturers raised cigarette prices an additional $0.13 per pack. In general, we have passed price increases on to our customers. However, during the period as in previous periods, major cigarette manufacturers periodically offered rebates to retailers, and we passed along those rebates to our customers.

  During the nine months ended June 29, 2000, wholesale gasoline fuel costs continued to increase. Average wholesale gasoline costs as quoted on the New York Mercantile Exchange for the nine month period were $0.82 compared to $0.45 per gallon for the comparable period in fiscal 1999. New York Mercantile Exchange cost quotes do not include freight or federal, state and local taxes, however changes in NYMEX gas closely approximate changes in our direct wholesale gasoline costs. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars, gross margin percentage and gasoline gallons comparable store growth.

  General CPI, excluding energy, increased 2.61% during the nine months ended June 29, 2000 and food at home, which is most indicative of our merchandise inventory, increased 1.83%. While we have generally been able to pass along these and other price increases on to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

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

  In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into an interest rate swap arrangement with a notional amount of $45.0 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001. Effective June 16, 2000 we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our Eurodollar rate at 6.96% and 6.90%, respectively, through June 2003.

  The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of August 7, 2000.

                            Expected Maturity Date
                              as of June 29, 2000
                            (Dollars in Thousands)

                         Fiscal  Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2000    2001     2002     2003     2004    Thereafter  Total     Value
                         ------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $4,171  $19,650  $23,320  $26,574  $44,072   $408,008  $525,795  $515,644
Weighted average
 Interest rate..........  10.08%   10.15%   10.25%   10.27%   10.26%     10.27%    10.23%

  Qualitative Disclosures. Our primary exposure relates to:

  . interest rate risk on long-term and short-term borrowings,

  . our ability to pay or refinance long-term borrowings at maturity at market rates,

  . the impact of interest rate movements on our ability to meet interest expense and financial covenant requirements, and

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

                          PART II--OTHER INFORMATION.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    27.1 Financial Data Schedule

    99.1 Risk Factors

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 29, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PANTRY, INC.

Date: August 14, 2000

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

                                 EXHIBIT INDEX

 Exhibit No. Description of Document
 ----------- -----------------------
 27.1        Financial Data Schedule
 99.1        Risk Factors