Form 10-K405
period 2000-09-28
PANTRY INC
filed 2000-12-22
CIK 915862

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

                 For the fiscal year ended September 28, 2000

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

                         common stock, $.01 par value

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 12, 2000 was $29,630,628.

   As of December 12, 2000, there were issued and outstanding 18,111,474 shares of the registrant's common stock.

                      Documents Incorporated by Reference

Document                                                   Where Incorporated
--------                                                   ------------------
1. Proxy Statement for the Annual Meeting of Stockholders       Part III
   to be held March 22, 2001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                  Page
Part I                                                                                            ----
Item 1:   Business...............................................................................   1
Item 2:   Properties.............................................................................  11
Item 3:   Legal Proceedings......................................................................  11
Item 4:   Submission of Matters to a Vote of Security Holders....................................  12

Part II
Item 5:   Market for Our Common Equity and Related Stockholder Matters...........................  12
Item 6:   Selected Financial Data................................................................  13
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations..  15
Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.............................  25
Item 8:   Consolidated Financial Statements and Supplementary Data...............................  26
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  66

Part III
Item 10:  Our Directors and Executive Officers...................................................  66
Item 11:  Executive Compensation.................................................................  66
Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................  66
Item 13:  Certain Relationships and Related Transactions.........................................  66

Part IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  67

                                     PART I


   This Annual Report on Form 10-K contains forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. The forward-looking statements contained in this report, which have been based on our current expectations and projections about future events and which are subject to numerous risks, uncertainties, and assumptions about The Pantry, our industry, and related economic conditions, include without limitation:

  . Our anticipated growth strategy, which includes our strategy to increase our store base through acquisition
  .  Anticipated trends in our businesses
   . Future expenditures for capital projects, including the cost of environmental regulatory compliance
  . Our ability to pass along gasoline and cigarette price increases to our customers without a corresponding decrease in sales and grass profit
  . Our ability to control costs, including our ability to achieve cost savings in connection with our acquisitions

   The forward-looking statements contained in this report are subject to numerous risks and uncertainties, including without limitation, risks related to:

  . Future economic trends, including interest rate movements and general business conditions in the Southeast

  . The intense competition in the convenience store and retail gasoline industries
   . Our planned growth strategies, including our strategy to grow through acquisition
  .  Our dependence on gasoline and tobacco sales
   .  The concentration of our stores in the southeastern United States
  . Our dependence on favorable weather conditions in spring and summer months
  . Our rapid growth and our related ability to control costs and achieve cost savings in connection with our acquisitions
  . The extensive governmental regulation of our business, including various environmental, federal, state and local regulations
  .  Our dependence on one principal wholesaler
  .  Control of The Pantry by one principal stockholder
  .  Dependence on senior management
  .  Other factors identified in Exhibit 99.1 to this Annual Report on Form
     10-K

   As a result of these and other risks, actual results may differ from the forward-looking statements included in this Annual Report on Form 10-K.

Item 1. Business

General

   The Pantry, Inc., founded in 1967, is a leading operator of convenience stores in the Southeast. As of September 28, 2000, we operated 1,313 convenience stores under the names "The Pantry(R)," "Lil' Champ(R)," "Quick Stop(R)," "Depot," "Food Chief(R)," "Express Stop(R)," "Dash N," "Smokers Express(R)," "ETNA", "Kangaroo," "Handy Way," "Market Express," "Mini Mart," "Big K," "On-The-Way," "Zip Mart," "Wicker Mart," and "Sprint(TM)" located throughout North and South Carolina, Florida, western Kentucky, Tennessee, Virginia, southern Indiana, Georgia and Mississippi. Our stores offer a broad selection of merchandise and services designed to appeal to the convenience needs of our customers, including tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, video games and money orders. We also sell lottery products in our Kentucky, Virginia, Indiana and Georgia stores. We also sell self-service gasoline at 1,267 Pantry stores, 1,008 which sell gasoline under brand names including

Amoco(R), British Petroleum ("BP")(R), Chevron(R), Citgo(R), Exxon(R), Shell(R) and Texaco(R). Since 1996, merchandise sales (including commissions from services) and gasoline sales have each averaged approximately 43.4% and 56.6% of total revenues, respectively.

   During 1996, Freeman Spogli & Co. and Chase Manhattan Capital Corporation acquired a controlling interest in our stock through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. The table below shows the number, types and overall beneficial ownership percentage of our outstanding securities owned by Freeman Spogli & Co. and Chase as of December 12, 2000:

                                                                     Percentage Beneficial
        Name               Number and type of securities owned             Ownership
        ----               -----------------------------------       ---------------------
Freeman Spogli & Co.  10,329,524 shares of common stock and warrants         62.0%(1)
                      to purchase 2,346,000 shares of common stock

Chase (and its                                                               12.7%
 affiliates)          2,298,438 shares of common stock

--------
(1) Including shares underlying warrants.

Operations

   For a discussion of our fiscal year 2000 operating results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In fiscal year 2000, we acquired or opened 145 convenience stores located in North Carolina, South Carolina, Florida, Georgia, Mississippi and Virginia. In addition, we closed 47 convenience stores. The net increase in store count and timing of these acquisitions materially impacted our results of operations and comparisons to prior periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We believe our results continue to be driven by three key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality and quantity of our growing retail network,
  . our research and investment in new programs, particularly in the services sector, and
  .  sensible store growth in existing and contiguous markets.

   Merchandise Sales. For the year ended September 28, 2000, our merchandise sales were 37.3% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

                                             Fiscal Year Ending
                              -------------------------------------------------
                              Sept. 26, Sept. 25, Sept. 24, Sept. 30, Sept. 28,
                                1996      1997      1998      1999      2000
                              --------- --------- --------- --------- ---------
   Merchandise sales (in
    millions)................  $188.1    $202.4    $460.8    $731.7    $907.6
   Average merchandise sales
    per store (in
    thousands)...............  $481.1    $525.8    $533.3    $666.4    $713.8
   Comparable store
    merchandise sales
    increase.................     2.8%      8.5%      5.3%      9.6%      7.5%
   Merchandise gross margins
    (after purchase rebates,
    markdowns, inventory
    spoilage, inventory
    shrink and LIFO
    reserve).................    33.0%     34.4%     34.0%     33.1%     33.6%

   The increase in average merchandise sales per store is primarily due to the addition of acquired stores which on average have comparatively higher merchandise volume and fiscal year 2000 comparable store merchandise growth of 7.5%.

   Based on merchandise purchase and sales information, we estimate category sales as a percentage of total sales for the last five fiscal years as follows:

                                             Fiscal Year Ending
                              -------------------------------------------------
                              Sept. 26, Sept. 25, Sept. 24, Sept. 30, Sept. 28,
                                1996      1997      1998      1999      2000
                              --------- --------- --------- --------- ---------
   Tobacco products.........     25.2%     26.6%     27.6%     34.1%     37.2%
   Beer and wine............     14.5      15.1      17.2      16.6      16.8
   Packaged beverages.......     13.8      17.0      16.0      15.2      14.2
   Self-service fast foods
    and beverages...........      7.4       7.1       6.5       5.5       5.5
   General merchandise,
    health and beauty care..      6.0       6.3       6.4       6.6       6.9
   Candy....................      5.0       5.0       4.6       3.9       3.5
   Salty snacks.............      4.5       4.4       4.5       4.1       3.8
   Newspapers and
    magazines...............      5.7       5.2       3.8       3.0       2.3
   Dairy products...........      2.8       2.9       3.5       3.6       3.1
   Bread and cakes..........      2.3       2.2       2.1       1.9       2.4
   Grocery and other
    merchandise.............     12.8       8.2       7.8       5.5       4.3
                                -----     -----     -----     -----     -----
     Total..................    100.0%    100.0%    100.0%    100.0%    100.0%
                                =====     =====     =====     =====     =====

   The increase in tobacco products is primarily due to an increase in retail prices following significant cost increases and increases in our average unit volume per store. Cigarette prices increased 16.2% during fiscal 2000. In general, we have passed price increases to our customers. However, during fiscal 2000 as in years past, major cigarette manufacturers offered rebates to retailers, and we passed along these rebates to our customers. We make no assurances that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to our customers will not have a material adverse effect on our cigarette sales and gross profit dollars.

   As of September 28, 2000, we operated quick service restaurants or food service locations within 214 of our locations. In 154 of these stores, we offer products from nationally branded food franchises including Subway(R), Taco Bell(R), Aunt M's, Papa G's Pizza and Subs(R), Hardee's(R), Noble Roman's(R), TCBY(R), Blimpie(R), Chester Fried(R), Church's(R), Hot Stuff(R), Bullets(R), Dairy Queen(R), A&W Root Beer(R), Pizza Hut(R), Sobicks Subs(TM), Long John Silver's(R), Baskin-Robbins(R), Bojangles(R), and Krystal(R). In addition, we offer a variety of proprietary food service programs featuring breakfast biscuits, fried chicken, deli and other hot food offerings in 60 of our locations.

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

   McLane may terminate the agreement upon a default in payment or if we become insolvent. However, we believe there are adequate alternative sources available to purchase this merchandise should a change from McLane become necessary or desirable. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

   Gasoline Operations. For the year ended September 28, 2000, our gasoline revenues were 61.6% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

                                            Fiscal Year Ending
                             --------------------------------------------------
                             Sept. 26,  Sept. 25, Sept. 24, Sept. 30, Sept. 28,
                               1996       1997      1998      1999      2000
                             ---------  --------- --------- --------- ---------
   Gasoline sales (in
    millions)..............   $192.7     $220.2    $510.0    $923.8   $1,497.7
   Gasoline gallons sold
    (in millions)..........    160.7      179.4     466.8     855.7    1,062.4
   Average gallons sold per
    store (in thousands)...    448.8      501.2     603.9     834.8      856.9
   Comparable store gallon
    growth.................     (4.3)%      7.2%      4.8%      5.9%      (2.4)%
   Average retail price per
    gallon.................   $ 1.20     $ 1.23    $ 1.09    $ 1.08   $   1.41
   Average gross profit per
    gallon.................   $0.156     $0.128    $0.134    $0.123   $  0.132
   Locations selling
    gasoline...............      352        364       884     1,152      1,267
   Number of Company-
    operated branded
    locations..............      285        300       667       851        997
   Number of Company-
    operated unbranded
    locations..............        6         35       192       279        253
   Number of third-party
    locations (branded &
    unbranded).............       61         29        25        22         17
   Number of locations with
    pay-at-pump credit card
    readers................       86        125       379       682        945
   Number of locations with
    multi-product
    dispensers.............       19        142       697       945      1,085

   The increase in average gallons sold per store is primarily due to the addition of acquired stores which on average had comparatively higher gallon volume, offset by fiscal year 2000 same store gallon declines of 2.4%. In fiscal year 2000, the gasoline markets were volatile with domestic crude oil hitting a low in October 1999 of approximately $21 per barrel and highs in September 2000 exceeding $37 per barrel. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by market conditions and competition. Although gasoline gross margins in any particular location or market may vary from time to time, since fiscal 1997 our gross margins on a consolidated basis have been relatively stable due to our size and geographic diversity. We make no assurances that significant increases in gasoline wholesale prices will not negatively affect demand for gasoline within our markets. Historically, we have not entered into gasoline futures contracts or other hedging transactions that may lock in gasoline prices for a period of time or reduce the volatility of our gasoline costs.

   We purchase our gasoline from major oil companies and independent refiners. We operate a mix of branded and unbranded locations and we evaluate our gasoline offering on a local market level. Of the 1,267 stores that sold gasoline as of September 28, 2000, 1008 (including third-party locations selling under these brands) or 79.6% were branded under the Amoco, BP, Chevron, Citgo, Exxon, Shell or Texaco brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal. The terms of these supply agreements range from five to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are 20 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and unbranded) turn approximately every seven days.

   As of September 28, 2000, we owned the gasoline operations at 1,250 locations and at 17 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, we own the gasoline storage tanks, pumping equipment and canopies, and retain 100% of the gross profit received from gasoline sales. In fiscal 2000, these locations accounted for approximately 99% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays us approximately 50% of the gross profit. In fiscal

2000, third-party locations accounted for approximately 1% of the total gallons we sold. We are phasing out third-party arrangements because our company-operated locations are more profitable.

   Commission Revenue. For the year ended September 28, 2000, our commission revenues represented 1.1% of our total revenue. Our commission revenue is derived from amusement and video gaming, lottery ticket sales, money orders, public telephones, car wash and other ancillary product and service offerings. This category is an important aspect of our merchandise operations because we believe it attracts new customers as well as provides additional services for existing customers. The following table highlights certain information regarding commissions and the sources of commissions from services for the last five fiscal years:

                                            Fiscal Year Ending
                             -------------------------------------------------
                             Sept. 26, Sept. 25, Sept. 24, Sept. 30, Sept. 28,
                               1996      1997      1998      1999      2000
                             --------- --------- --------- --------- ---------
   Commission revenue (in
    millions)...............   $ 4.0     $ 4.8     $14.1     $23.4     $27.0
   Average commission
    revenue per store
    (in thousands)..........   $10.2     $12.4     $16.4     $21.3     $21.2
   Commission revenue by
    category (as a
    percentage of total
    commission revenue):
     Lottery ticket sales...    20.8%     13.3%     39.3%     26.9%     27.9%
     Amusement and video
      gaming................    32.4      44.6      25.1      28.9      17.9
     Car wash...............     --        --        1.7       8.0      13.6
     Money orders...........    24.4      22.1      14.9      13.6      12.9
     Public telephones......    14.2      10.5      13.3      12.3      10.7
     Other..................     8.2       9.5       5.7      10.3      17.0
                               -----     -----     -----     -----     -----
       Total................   100.0%    100.0%    100.0%    100.0%    100.0%
                               =====     =====     =====     =====     =====

   The increases in commission revenues are primarily attributable to acquisitions, comparable store revenue growth and the addition of new services including car washes, automatic teller machines and other ancillary products and services. Effective July 1, 2000, video poker was banned in South Carolina, which adversely impacted our results of operations. We were able to offset this decline, in part, with increased commission revenue from fiscal 2000 acquisitions, additional ancillary services and more favorable vendor contract terms. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Store Locations. As of September 28, 2000, we operated 1,313 convenience stores located primarily in suburban areas of rapidly growing markets, coastal/resort areas and smaller towns. Almost all of our stores are freestanding structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

                                     Number of Stores as of Year End
                            -------------------------------------------------   Percent of
                            Sept. 26, Sept. 25, Sept. 24, Sept. 30, Sept. 28, total stores at
    State                     1996      1997      1998      1999      2000    Sept. 28, 2000
    -----                   --------- --------- --------- --------- --------- ---------------
   Florida.................    --        --        439        533       517         39.4%
   North Carolina..........    148       155       264        336       343         26.1
   South Carolina..........    127       134       156        232       251         19.1
   Georgia.................    --        --        --          12        57          4.3
   Kentucky................     57        56        46         45        45          3.4
   Mississippi.............    --        --        --         --         37          2.8
   Virginia................    --        --         10         18        30          2.3
   Indiana.................     22        21        20         20        18          1.4
   Tennessee...............     25        24        19         19        15          1.2
                               ---       ---       ---      -----     -----        -----
       Total...............    379       390       954      1,215     1,313        100.0%
                               ===       ===       ===      =====     =====        =====

   Since fiscal 1996, we have developed a limited number of new stores and closed or sold a substantial number of underperforming stores. Beginning in 1997, we turned our attention from developing new stores to commencing our acquisition program. The following table summarizes these activities:

                                           Fiscal Year Ending
                            -------------------------------------------------
                            Sept. 26, Sept. 25, Sept. 24, Sept. 30, Sept. 28,
                              1996      1997      1998      1999      2000
                            --------- --------- --------- --------- ---------
   Number of stores at
    beginning of period....    403       379       390        954     1,215
   Acquired or opened......      4        36       653        300       145
   Closed or sold..........    (28)      (25)      (89)       (39)      (47)
                               ---       ---       ---      -----     -----
   Number of stores at end
    of period..............    379       390       954      1,215     1,313
                               ===       ===       ===      =====     =====

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

   Acquisitions. During fiscal 2000 we expanded our market area to Mississippi as we grew to 1,313 stores located primarily in the Southeast. We focus on acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit and desirability of location, price, ability to improve productivity and profitability of a location through the implementation of our operating strategy and financial impact.

   In fiscal 2000, we acquired 143 convenience stores located in North Carolina, South Carolina, Florida, Georgia, Mississippi and Virginia in 18 separate transactions. These acquisitions were primarily funded from borrowings under our bank credit facility, as amended, and cash on hand.

   In fiscal 1999, we acquired 297 convenience stores located in North Carolina, South Carolina, Florida, Georgia and Virginia in eight separate transactions. These acquisitions were primarily funded from borrowings under our bank credit facility, as amended, the initial public offering of our common stock and cash on hand.

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

   Upgrading of Store Facilities and Equipment. During fiscal 1999 and fiscal 2000, we upgraded the facilities and equipment, including gasoline equipment, at many of our existing and acquired store locations. These upgrades cost approximately $25.4 million in fiscal 1999 and $24.5 million in fiscal 2000. During this period, we were reimbursed $7.8 million through long-term contracts with gasoline suppliers. This store renovation program is an integral part of our operating strategy. We continually evaluate the performance of individual stores and periodically upgrade store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typically upgrades for stores include:

  . improvements to interior fixtures and equipment for self-service food and beverages,

  .  interior lighting,

  .  in-store restrooms for customers,

  .  exterior lighting, and

  .  signage.

   The upgrading program for our gasoline operations includes:

  . the addition of automated gasoline dispensing and payment systems, such as multi-product dispensers and pay-at-the-pump credit card readers,

  .  enhancement of customer convenience and service, and

  . the installation of underground storage tank leak detection and other equipment in accordance with applicable Environmental Protection Agency
     (EPA) regulations.

   For further discussion of the EPA and other environmental regulations, see "Government Regulation and Environmental Matters."

   Store Operations. Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of regional, divisional and district managers who, with our corporate management, evaluate store operations. District managers typically oversee from eight to ten stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

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

   In addition, these new and expanding systems have provided the foundation for a strategic information systems initiative. During fiscal 2000, we completed the implementation of a leading convenience store accounting and management reporting system, Resource Management Series from Professional Datasolutions, Inc., a wholly owned subsidiary of McLane.

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

Trade Names, Service Marks and Trademarks

   We have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business, including The Pantry(R), Worth(R), Bean Street Coffee Company(TM), Big Chill(R), Lil' Champ Food Store(R), Quick Stop(R), Zip Mart(TM), Depot(TM), Food Chief(R), Express Stop(R), Sprint(TM) and Smokers Express(R). We regard our intellectual property as having significant value and as being an important factor in the marketing of our company and our convenience stores. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

   Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina, and Georgia and a letter of credit in the aggregate amount of $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998. After that time we met such requirements through a combination of private commercial liability insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

   The trust funds generally require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. During the next five years we may spend up to $1.2 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.8 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

   Video Poker Licenses. In 1999, the South Carolina legislature passed a law which makes it illegal to own or operate video poker machines effective July 1, 2000 unless approved by a statewide referendum. On October 14, 1999, the South Carolina Supreme Court ruled that the referendum called for was unconstitutional. After invalidating the referendum, the South Carolina Supreme Court upheld the remainder of the law. Accordingly, effective July 1, 2000, video poker was banned in South Carolina. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees

   As of September 28, 2000, we employed approximately 8,862 full-time and 1,566 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 9,838 of our employees are employed in our stores and 590 are corporate and field management personnel. We have not been adversely impacted by recent increases in the minimum wage because nearly all of our employees are paid more than the minimum wage. None of our employees are represented by unions. We consider our employee relations to be good.

Subsequent Events

   We have entered into agreements to acquire 28 stores located in Mississippi
(19), Louisiana (8) and North Carolina (1) in three separate transactions which will close subsequent to fiscal year end 2000. These transactions will be primarily funded from borrowings under our bank credit facility and cash on hand.

   In order to provide for more efficient and streamlined operations, the following direct or indirect subsidiaries of The Pantry were eliminated by being liquidated or being merged into The Pantry, effective as of September 29, 2000: (i) Pantry Properties, Inc.; (ii) TC Capital Management, Inc.; (iii) PH Holding Corporation; (iv) Sandhills, Inc.; and (v) Global Communications, Inc. As a result of the elimination of these subsidiaries, the operations and property formerly carried on and held by such subsidiaries are now carried on and held directly by The Pantry.

Executive Officers

   The following table provides information on our executive officers. There are no family relationships between any of our executive officers or directors:

 Name                    Age                  Position with our company
 ----                    ---                  -------------------------
Peter J. Sodini.........  59 President, Chief Executive Officer and Director
Dennis R. Crook.........  57 Senior Vice President, Administration and Gasoline Marketing
William T. Flyg.........  58 Senior Vice President, Finance and Chief Financial Officer
Douglas M. Sweeney......  62 Senior Vice President, Operations
Daniel J. McCormack.....  58 Senior Vice President, Marketing

   Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini has served as a director since November

1995. Mr. Sodini is a director of Transamerica Income Shares, Inc. From December 1991 to the present, Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc.

   Dennis R. Crook has served as our Senior Vice President, Administration and Gasoline Marketing, since March 1996. From December 1987 to November 1995, Mr. Crook was Senior Vice President, Human Resources and Labor Relations, of Purity Supreme, Inc.

   William T. Flyg has served as our Senior Vice President, Finance and Chief Financial Officer since January 1997. Mr. Flyg was employed by Purity Supreme, Inc. as Chief Financial Officer from January 1992 until that company was sold in November 1995, at which time he continued as an employee of Purity Supreme Inc. until December 1996.

   Douglas M. Sweeney has served as our Senior Vice President, Operations, since March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations, of Purity Supreme, Inc.

   Daniel J. McCormack has served as our Vice President, Marketing, since March 1996 and was promoted in February, 1999 to Senior Vice President. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity Supreme, Inc.

Item 2. Properties

   We own the real property at 381 of our stores and lease the real property at 932 of our stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2000 was $46.4 million. The following table lists the expiration dates of our leases, including renewal options:

                                                                       Number of
   Lease Expiration                                                     Stores
   ----------------                                                    ---------
   2001-2005..........................................................     71
   2006-2010..........................................................    125
   2011-2015..........................................................    131
   2016-2020..........................................................     74
   2021-2025..........................................................     93
   2026-2030..........................................................     62
   2031 and thereafter................................................    376

   Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal penalty to us.

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

   We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. For more information about these cleanup costs and liabilities, see "Item 1. Business-- Government Regulation and
Environmental Matters" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Considerations."

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

   (a) Market Information--We have only one class of common equity, our common stock, $.01 par value per share. Our common stock represents our only voting securities. There are 18,111,474 shares of common stock issued and outstanding as of December 12, 2000. Our common stock is traded on the NASDAQ National Market System under the symbol "PTRY." The following table sets forth for each fiscal quarter the high and low sale prices per share of common stock since our initial public offering as reported on the NASDAQ National Market System through September 28, 2000.

                                                     2000              1999
                                                   ------------    ---------------
   Quarter                                         High     Low     High     Low
   -------                                         ----     ---    ------   ------
   First.......................................... 15 1/8    7 1/8    N/A      N/A
   Second......................................... 16 5/16    7       N/A      N/A
   Third.......................................... 11 1/2    7 1/8 13 5/8   12 7/8
   Fourth......................................... 13 1/16    9    18 11/16 10 3/4

   (b) Holders--As of December 12, 2000, there were 67 holders of record of our common stock.

   (c) Dividends--During the last two fiscal years, we have not paid any cash dividends on our common stock. We intend to retain earnings to support operations and to finance expansion and do not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in the indentures relating to the senior subordinated notes and our bank credit facility. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 5--Long-Term Debt."

   (d) Recent Sales of Unregistered Securities--In November 1998, Peter Starrett, one of our directors, purchased 22,185 shares of our common stock for a purchase price of $250,125. The shares of common stock sold to Mr. Starrett were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Mr. Starrett represented to us that he is an "accredited investor" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. No underwriter was engaged in connection with this sale of securities.

Item 6. Selected Financial Data

   The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, our annual Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes thereto included elsewhere in this report. In the table, dollars are in millions, except per store and per gallon data.

                          September 26, September 25, September 24,  September 30,   September 28,
                              1996          1997          1998           1999            2000
                          ------------- ------------- -------------  -------------   -------------
Statement of Operations
 Data:
Revenues:
 Merchandise sales......     $188.1        $202.4        $ 460.8       $  731.7        $  907.6
 Gasoline sales.........      192.7         220.2          510.0          923.8         1,497.7
 Commissions............        4.0           4.8           14.1           23.4            27.0
                             ------        ------        -------       --------        --------
   Total revenues.......      384.8         427.4          984.9        1,678.9         2,432.3
Cost of Sales:
 Merchandise............      126.0         132.8          304.0          489.3           602.6
 Gasoline...............      167.6         197.3          447.6          818.8         1,357.8
                             ------        ------        -------       --------        --------
   Gross profit.........       91.2          97.3          233.3          370.8           471.9
Operating, general and
 administrative
 expenses...............       75.6          77.0          172.9          262.9           339.8
Unusual charges.........        4.6(e)        --             1.0(f)         --              --
Depreciation and
 amortization...........        9.1           9.5           27.6           42.8            56.1
                             ------        ------        -------       --------        --------
Income from operations..        1.9          10.8           31.8           65.2            76.0
Interest expense........      (12.0)        (13.0)         (28.9)         (41.3)          (52.3)
Income (loss) before
 other items............       (8.1)         (1.0)           4.7           24.8            24.8
Extraordinary loss......        --            --            (8.0)(g)       (3.6)(h)         --
Net income (loss).......     $ (8.1)       $ (1.0)       $  (3.3)      $   10.4        $   14.0
Net income (loss)
 applicable to common
 shareholders...........     $(10.8)       $ (6.3)       $  (6.3)      $    6.2        $   14.0
Earnings (loss) per
 share before
 extraordinary loss:
 Basic..................     $(1.89)       $(1.08)       $ (0.18)      $   0.71        $   0.77
 Diluted................     $(1.89)       $(1.08)       $ (0.16)      $   0.65        $   0.74
Weighted average shares
 outstanding:
 Basic..................      5,688         5,815          9,732         13,768          18,111
 Diluted................      5,688         5,815         11,012         15,076          18,932
Dividends paid on common
 stock..................        --            --             --             --              --
Other Financial Data:
EBITDA (a)..............     $ 15.6        $ 20.3        $  60.5       $  108.0        $  132.1
Net cash provided by
 (used in):
 Operating activities...     $  5.4        $  7.3        $  48.0       $   68.6        $   88.2
 Investing activities...       (7.2)        (25.1)        (285.4)        (228.9)         (148.7)
 Financing activities...       (3.9)         15.8          268.4          157.1            82.7
Capital expenditures
 (b)....................        7.1          14.7           42.1           47.4            56.4
Ratio of earnings to
 fixed charges (c)......        --            --             1.1            1.4             1.4
Store Operating Data:
Number of stores (end of
 period)................        379           390            954          1,215           1,313
Average sales per store:
 Merchandise sales (in
  thousands)............     $481.1        $525.8        $ 533.3       $  666.4        $  713.8
 Gasoline gallons (in
  thousands)............      450.0         501.2          603.9          834.8           856.9
Comparable store sales
 growth (d):
 Merchandise............        2.8%          8.5%           5.3%           9.6%            7.5%
 Gasoline gallons.......       (4.3)%         7.2%           4.8%           5.9%           (2.4)%
Operating Data:
Merchandise gross
 margin.................       33.0%         34.4%          34.0%          33.1%           33.6%
Gasoline gallons sold
 (in millions)..........      160.7         179.4          466.8          855.7         1,062.4
Average retail gasoline
 price per gallon.......     $ 1.20        $ 1.23        $  1.09       $   1.08        $   1.41
Average gasoline gross
 profit per gallon......     $0.156        $0.128        $ 0.134       $  0.123        $  0.132
Operating, general and
 administrative expenses
 as a percentage of
 total revenues.........       19.6%         18.0%          17.6%          15.7%           14.0%
Operating income as a
 percentage of total
 revenues...............        0.5%          2.5%           3.2%           3.9%            3.1%
Balance Sheet Data (end
 of period):
Working capital
 (deficiency)...........     $ (6.5)       $ (8.2)       $  (9.0)      $  (20.4)       $   (7.7)
Total assets............      120.9         142.8          554.8          793.7           930.3
Total debt and capital
 lease obligations......      101.4         101.3          340.7          455.6           541.4
Shareholders' equity
 (deficit)..............      (27.5)        (17.9)          39.3          104.2(i)        118.0

                       NOTES TO SELECTED FINANCIAL DATA

   (a) "EBITDA" represents income from operations before depreciation and amortization, merger integration costs, restructuring charges, and impairment of long-lived assets. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our ability to service debt and because we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

   (b) Purchases of assets to be held for sale are excluded from these amounts.

   (c) For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). Our earnings were inadequate to cover fixed charges by $14.3 million, and $6.3 million for fiscal years 1996 and 1997, respectively.

   (d) The stores included in calculating comparable store sales growth are stores that were under management and in operation for both fiscal years of the comparable period; therefore, acquired stores, new stores and closed stores are not included.

   (e) During fiscal 1996, we recorded restructuring charges of $1.6 million pursuant to a formal plan to restructure our corporate offices. Also during fiscal 1996, we early-adopted SFAS No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of. In addition, pursuant to SFAS No. 121, we evaluated our long-lived assets for impairment on a store-by-store basis. Based on this evaluation, we recorded an impairment loss of $0.4 million for property and equipment and $2.6 million for goodwill.

   (f) During fiscal 1998, we recorded an integration charge of approximately $1.0 million for costs of combining our existing business with the acquired business of Lil' Champ.

   (g) On October 23, 1997 in connection with the Lil' Champ acquisition, we completed the offering of our senior subordinated notes and, in a related transaction completed a tender offer and consent solicitation with respect to our senior notes. The tender offer resulted in our purchasing $51 million in principal amount of the senior notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, we incurred an extraordinary loss of approximately $8.0 million related to cost of the tender offer and consent solicitation and write-off of deferred financing costs.

   (h) On January 28, 1999, we redeemed $49.0 million in principal amount of our senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. We recognized an extraordinary loss of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under our bank credit facility, and the write-off of deferred financing costs related to our repayment of our former bank credit facility.

   (i) On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to fiscal year 2000 is contained in our Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K and 8-K/A and our Registration Statement on Form S-1, as amended.

Introduction

   Fiscal 2000 was a historic year for The Pantry as we completed our first full fiscal year as a public company while recording record results of operations. We realized record revenues, operating profits, and net income in the midst of a challenging gasoline environment. Our revenues increased 44.9% to $2.4 billion and EBITDA increased 22.3% to $132.1 million. We earned record net income of $14.0 million in fiscal 2000 compared to $10.4 million in fiscal 1999. Fiscal 1999 net income included an extraordinary loss of $3.6 million, net of taxes, associated with the refinancing of our senior notes and credit facilities.

   These record operating results were the result of:

  .  increased sales and earnings associated with acquired stores,

  .  same store merchandise sales and earnings growth,

  .  higher merchandise gross margin and gasoline gross profit per gallon,

  . our ability to manage the balance between total unit gross profit and gasoline gallon volume, and

  .  the absence of any extraordinary charges.

   We believe our results continue to be driven by three key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality and quantity of our growing retail network,

  . our research and investment in new programs, particularly in the services sector, and

  .  sensible store growth in existing and contiguous markets.

   We believe our growing retail network, merchandise programs, purchasing leverage and in-store execution will continue to drive merchandise comparable store sales and support stable merchandise margins. We have focused a lot of attention and resources on upgrading locations with the latest gasoline pump technology and designing site plans to drive customer traffic.

   During fiscal 2000, we completed the installation of a leading, industry-specific retail information system across our entire network of stores. This technology provides field and corporate management with on-line communication tools and daily access to relevant operating information. We expect this technology will improve store-level execution of our merchandising programs, improve inventory management and other operating controls, and increase the overall service to our customers. We have also developed proprietary modeling systems to track location specific gasoline pricing decisions and their impact on key trends and performance factors such as gasoline volume, merchandise volume, and total unit gross profit.

   On the services front, we continue to maintain a fresh and open approach to convenience and certain services that appeal to our customers. We are constantly reviewing opportunities to get the most out of our growing retail network--now at more than 1,300 stores located in 9 southeastern states. We have focused our attention on increasing ancillary revenues such as lottery commissions, money order sales, telephone income, selected on-site advertising commission, phone cards, prepaid cellular services, vending income, car wash offerings and other service revenues.

   Finally, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets. We believe these markets have strong demographic and economic growth profiles and are pleased with the quantity and quality of acquisition candidates particularly those located in Mississippi and Louisiana, both new and attractive retail markets. In fiscal 2001, we anticipate increasing our net store count by 100 to 150 stores. This includes stores to be acquired in fiscal 2001, a small number of newly constructed stores in high growth areas and the closing of certain underperforming stores.

Acquisition History

   Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe acquiring locations with demonstrated operating results involves lower risk and is generally an economically attractive alternative to traditional site selection and new store development. We do, however, plan to develop new locations in high growth areas within our existing markets.

   The tables below provides information concerning the acquisitions we have completed during the last three fiscal years:

  Fiscal 2000 Acquisitions

     Date Acquired         Trade Name                        Locations                      Stores
------------------------ -------------- --------------------------------------------------- ------
September 14, 2000...... Food Mart      Mississippi                                           18
July 3, 2000............ Mini Mart      South Carolina                                        14
June 29, 2000........... Big K          Mississippi                                           19
April 27, 2000.......... Market Express South Carolina                                         5
January 27, 2000........ On-The-Way     North Carolina and Southern Virginia                  12
November 11, 1999....... Kangaroo       Georgia                                               49
November 4, 1999........ Cel Oil        Charleston, South Carolina                             7
October 7, 1999......... Wicker Mart    North Carolina                                         7
Others (less than five   Various        Florida, North Carolina, Virginia, Mississippi
 stores)................                and South Carolina                                    12
                                                                                             ---
Total...................                                                                     143

  Fiscal 1999 Acquisitions

     Date Acquired         Trade Name                        Locations                      Stores
------------------------ -------------- --------------------------------------------------- ------
July 22, 1999........... Depot Food     South Carolina and Northern Georgia                   53
July 8, 1999............ Food Chief     Eastern South Carolina                                29
February 25, 1999....... ETNA           North Carolina and Virginia                           60
January 28, 1999........ Handy Way      North Central Florida                                121
November 5, 1998........ Express Stop   Southeast North Carolina and Eastern South Carolina   22
October 22, 1998........ Dash-N         East Central North Carolina                           10
Others (less than five   Various        North Carolina and South Carolina
 stores)................                                                                       2
                                                                                             ---
Total...................                                                                     297

  Fiscal 1998 Acquisitions

     Date Acquired       Trade Name                      Locations                      Stores
------------------------ ---------- --------------------------------------------------- ------
July 15, 1998........... Zip Mart   Central North Carolina and Virginia                   42
July 2, 1998............ Quick Stop Southeast North Carolina and Coastal South Carolina   75
May 2, 1998............. Sprint     Gainesville, Florida                                  10
March 19, 1998.......... Kwik Mart  Eastern North Carolina                                23
October 23, 1997........ Lil' Champ Northeastern Florida                                 440(a)
Others (less than five   Various    North Carolina and South Carolina
 stores)................                                                                  13
                                                                                         ---
Total...................                                                                 603

--------
(a) Net of the disposition of 48 convenience stores located throughout eastern Georgia.

   Subsequent to September 28, 2000, we have entered into agreements to acquire 28 stores located in Mississippi (19), Louisiana (8) and North Carolina (1) in three separate transactions. These transactions will be primarily funded from borrowings under our bank credit facility and cash on hand.

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

   Impact of Acquisitions. These acquisitions and the related transactions have had a significant impact on our financial condition and results of operations since each of their respective transaction dates. Due to the method of accounting for these acquisitions, the Consolidated Statements of Operations for the fiscal years presented include results of operations for each of the acquisitions from the date of each acquisition only. For fiscal 2000 acquisitions, the Consolidated Balance Sheets as of September 30, 1999 and the Consolidated Statements of Operations for fiscal years September 30, 1999 and September 24, 1998 do not include the assets, liabilities, and results of operations relating to these acquisitions. As a result, comparisons of fiscal 2000 results to such prior fiscal years are impacted materially and the underlying performance of same store results is obscured.

Results of Operations

   Fiscal 2000 Compared To Fiscal 1999

   We operate on a 52 or 53-week fiscal year. Our operations for fiscal 2000 contained 52 weeks while fiscal 1999 contained 53 weeks or an additional week. When we make references to fiscal 1999 adjusted for the number of weeks, we have simply adjusted last year's fourth quarter results to approximate a 13-week period.

   Total Revenue. Total revenue for fiscal 2000 was $2.4 billion compared to $1.7 billion for fiscal 1999, an increase of $753.4 million or 44.9%. The increase in total revenue is primarily due to the revenue from stores acquired in fiscal 2000 of $217.6 million, the effect of a full year of revenue from fiscal 1999 acquisitions of $290.9 million, and comparable store merchandise sales growth of 7.5%. Comparable store merchandise sales increases at our locations are primarily due to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Adjusting for the number of weeks in fiscal 1999, the increase in total revenues was 48.3%.

   Merchandise Revenue. Total merchandise revenue for fiscal 2000 was $907.6 million compared to $731.7 million for fiscal 1999, an increase of $175.9 million or 24.0%. The increase in merchandise revenue is primarily due to the revenue from stores acquired in fiscal 2000 of $68.6 million, the effect of a full year of merchandise revenue from fiscal 1999 acquisitions of $90.1 million, and comparable store merchandise sales growth of 7.5% or an increase of approximately $42.3 million. Adjusting for the number of weeks in fiscal 1999, the increase in merchandise revenues was 26.9%.

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 2000 was $1.5 billion compared to $923.8 million for fiscal 1999, an increase of $573.9 million or 62.1%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 2000 of $146.4 million, the effect of a full year of gasoline revenue from fiscal 1999 acquisitions of $197.2 million, and the impact of raising gasoline retail prices. In fiscal 2000, our average retail price of gasoline was $1.41 per gallon, which represents a $.33 per gallon increase from fiscal 1999. These increases were partially offset by a gasoline gallon comparable store sales decline of 2.4%.

   In fiscal 2000, total gasoline gallons were 1.1 billion gallons compared to
855.7 million gallons in fiscal 1999, an increase of 206.7 million gallons or 24.2%. The increase in gasoline gallons is primarily due to gallon volume of
106.1 million from stores acquired in fiscal 2000, the effect of a full year of gasoline volume from 1999 acquisitions of 151.3 million offset by comparable store gasoline volume decreases of 2.4% or a decrease of approximately 14.9 million gallons. The fiscal 2000 same store gallon decline was primarily due to lower demand coupled with heightened competitive factors in selected markets such as Tampa and Orlando. Demand has been influenced by higher gasoline retail prices as a result of wholesale gasoline cost increases and our efforts to manage the balance between gasoline gross profit and gallon volume.

   Commission Revenue. Total commission revenue for fiscal 2000 was $27.0 million compared to $23.4 million for fiscal 1999, an increase of $3.6 million or 15.4%. The increase in commission revenue is primarily due to revenue from stores acquired in fiscal 2000 of $2.6 million, the effect of a full year of commission revenue from 1999 acquisitions of $3.6 million and comparable store commission revenue growth. These increases were partially offset by the loss of video poker revenue in the State of South Carolina as of July 1, 2000. As a result, video poker commission in fiscal 2000 decreased 35.5% to $4.0 from $6.2 in fiscal 1999.

   Total Gross Profit. Total gross profit for fiscal 2000 was $471.9 million compared to $370.8 million for fiscal 1999, an increase of $101.1 million or 27.3%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 2000 of $37.4 million, the effect of a full year of operations from stores acquired in 1999 of $51.9 million and higher merchandise and gasoline margins. Adjusting for the number of weeks in fiscal 1999, the increase in total gross profit was 30.1%.

   Merchandise Gross Margin. Fiscal 2000 merchandise gross margin was 33.6%, a 50 basis point increase over fiscal 1999. The increase was primarily due to margin improvements in selected categories and an increase in food service sales, which earn higher gross margin percentages.

   Gasoline Gross Profit Per Gallon. Gasoline gross profit per gallon increased to $0.132 in fiscal 2000 from $0.123 in fiscal 1999 primarily due to our efforts to manage the balance between gasoline gallon volume and gasoline gross profit per gallon. During fiscal 2000, we experienced a volatile wholesale gasoline market due to many factors, including world crude supply and demand fundamentals, domestic fuel inventories, and domestic refining capacity. Due to this volatility, our margin per gallon sold on a quarterly basis ranged from a low of $0.101 in our second quarter to a high of $0.153 in our fourth quarter of fiscal 2000.

   Operating, General and Administrative Expenses. Operating expenses for fiscal 2000 were $339.8 million compared to $262.9 million for fiscal 1999, an increase of $76.9 million or 29.3%. The increase in operating expenses is primarily due to the operating and lease expenses associated with the stores acquired in fiscal 2000 of $26.1 million, the effect of a full year of expenses for stores acquired in fiscal 1999 of $38.3 million, as well as an increase in general corporate expenses associated with our store growth initiatives. As a percentage of total revenue, operating, general and administrative expenses decreased to 14.0% in fiscal 2000 from 15.7% in fiscal 1999.

   Income from Operations. Income from operations for fiscal 2000 was $76.0 million compared to $65.2 million for fiscal 1999, an increase of $10.9 million or 16.7%. The increase is primarily due to the items discussed above. As a percentage of total revenue, income from operations decreased to 3.1% in fiscal 2000 from 3.9% in fiscal 1999.

   EBITDA. EBITDA represents income from operations before depreciation and amortization, merger integration costs, and extraordinary loss. EBITDA for fiscal 2000 was $132.1 million compared to $108.0 million for fiscal 1999, an increase of $24.1 million or 22.3%. The increase is primarily due to the items discussed above.

   EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

   Interest Expense (see--"Liquidity and Capital Resources-Long-Term
Debt"). Interest expense in fiscal 2000 was $52.3 million compared to $41.3 million for fiscal 1999, an increase of $11.0 million or 26.8%. In fiscal 2000, interest expense was primarily related to interest costs on (i) our senior subordinated notes of $20.5 million and (ii) our bank credit facility of approximately $30.4 million. The increase in interest expense was primarily due to increased borrowings associated with our acquisition activity and a general rise in interest rates.

   Income Tax Expense. Our effective income tax rate for fiscal 2000 was 43.5%. Our effective tax rate is negatively impacted by non-deductible goodwill related to certain acquisitions and other permanent book-tax differences.

   Net Income. Net income for fiscal 2000 was $14.0 million compared to net income of $10.4 million for fiscal 1999, an increase of $3.6 million or 34.4%. The increase is primarily due to the absence of any extraordinary charges in fiscal 2000 as compared to fiscal 1999, which had an extraordinary loss of $3.6 million associated with certain debt restructuring activity. Adjusting for the number of weeks in fiscal 1999 and excluding the fiscal 1999 extraordinary loss, the increase in net income in fiscal 2000 was 4.0%.

   Fiscal 1999 Compared to Fiscal 1998

   Our operations for fiscal 1999 contained 53 weeks while fiscal 1998 contained 52. When we make references to the effect of an extra week in fiscal 1999, we have simply calculated the impact of the additional week in fiscal 1999.

   Total Revenue. Total revenue for fiscal 1999 was $1.7 billion compared to $984.9 million for fiscal 1998, an increase of $694.0 million or 70.5%. The increase in total revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $346.4 million, the effect of a full year of revenue from fiscal 1998 acquisitions of $259.9 million, and comparable store revenue growth of 6.9% or approximately $29.3 million. Also, the effect of an extra week in fiscal 1999 contributed $39.4 million or 5.7% of the increase. Comparable store sales increases at our locations are primarily due to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity.

   Merchandise Revenue. Total merchandise revenue for fiscal 1999 was $731.7 million compared to $460.8 million for fiscal 1998, an increase of $270.9 million or 58.8%. The increase in merchandise revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $133.8 million, the effect of a full year of merchandise revenue from fiscal 1998 acquisitions of $92.7 million, and comparable store sales growth of 9.6% or approximately $20.3 million. Based on purchase and sales information, we estimate that cigarette inflation during fiscal year 1999 accounted for 3% to 4% of the 9.6% increase in comparable store sales. Also, the effect of an extra week in fiscal 1999 contributed $16.3 million.

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 1999 was $923.8 million compared to $510.0 million for fiscal 1998, an increase of $413.8 million or 81.1%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 1999 of $208.2 million, the effect of a full year of gasoline revenue from fiscal 1998 acquisitions of $165.2 million, and comparable store gasoline revenue growth of 3.8% or approximately $7.9 million. Also, the effect of an extra week in fiscal 1999 contributed $22.3 million. In fiscal 1999, our average retail price of gasoline was $1.08, which represents a $.01 decrease from fiscal 1998.

   In fiscal 1999, total gasoline gallons were 855.7 million gallons compared to 466.8 million gallons in fiscal 1998, an increase of 388.9 million gallons or 83.3%. The increase in gasoline gallons is primarily due to gallon volume of 189.4 million from stores acquired in fiscal 1999, the effect of a full year of gasoline volume from fiscal 1998 acquisitions of 163.2 million and comparable store gasoline volume increases of 5.9% or approximately 11.6 million gallons. Also, the effect of an extra week in fiscal 1999 contributed
18.8 million gallons. Fiscal 1999 same store gallon sales growth was 5.9% and is primarily due to more competitive gasoline pricing, rebranding and promotional activity, enhanced store appearance and local market and economic conditions.

   Commission Revenue. Total commission revenue for fiscal 1999 was $23.4 million compared to $14.1 million for fiscal 1998, an increase of $9.3 million or 65.6%. The increase in commission revenue is primarily due to revenue from stores acquired in fiscal 1999 of $4.4 million, the effect of a full year of commission revenue from fiscal 1998 acquisitions of $2.0 million and comparable store commission revenue growth of 18.7% or $1.1 million. The effect of an extra week in fiscal 1999 contributed $0.4 million.

   Total Gross Profit. Total gross profit for fiscal 1999 was $370.8 million compared to $233.4 million for fiscal 1998, an increase of $137.5 million or 58.9%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 1999 of $72.1 million, the effect of a full year of operations from stores acquired in fiscal 1998 of $50.7 million and the effect of an extra week in fiscal 1999 of $8.2 million.

   Merchandise Gross Margin. Merchandise gross margin in fiscal 1999 remained relatively constant compared to fiscal 1998, decreasing only 90 basis points despite significant cost inflation in the tobacco category in fiscal 1999. See "--Inflation."

   Gasoline Gross Profit Per Gallon. Gasoline gross profit per gallon decreased to $0.123 in fiscal 1999 from $0.134 in fiscal 1998 primarily due to rising crude oil prices, the impact of rising crude oil prices on wholesale fuels costs, and lower average margin in acquired locations.

   Operating, General and Administrative Expenses. Operating, general and administrative expenses for fiscal 1999 were $262.9 million compared to $172.9 million for fiscal 1998, an increase of $90.0 million or 52.1%. The increase in store expenses is primarily due to the operating and lease expenses associated with stores acquired in fiscal 1999 of $47.9 million, the effect of a full year of expenses for stores acquired in fiscal 1998 of $29.9 million, the effect of an extra week of operations in fiscal 1999 of $3.8 million, as well as an increase in general corporate expenses associated with our store growth initiative. As a percentage of total revenue, operating, general and administrative expenses decreased to 15.7% in fiscal 1999 from 17.6% in fiscal 1998.

   Income from Operations. Income from operations for fiscal 1999 was $65.2 million compared to $31.8 million for fiscal 1998, an increase of $33.3 million or 104.7%. The increase is primarily due to the items discussed above. As a percentage of total revenue, income from operations increased to 3.9% in fiscal 1999 from 3.2% in fiscal 1998.

   EBITDA. EBITDA for fiscal 1999 was $108.0 million compared to $60.5 million for fiscal 1998, an increase of $47.5 million or 78.5%. The increase is primarily due to the items discussed above.

   Interest Expense (see--"Liquidity and Capital Resources- Long-Term
Debt"). Interest expense in fiscal 1999 was $41.3 million compared to $28.9 million for fiscal 1998, an increase of $12.3 million or 42.6%. Interest expense is primarily related to interest costs on (i) our senior subordinated notes of $21.9 million, (ii) our bank credit facility of approximately $16.6 million and (iii) our senior notes of $2.0 million which was partially offset by $1.1 million in interest savings related to the redemption and refinancing of $49.0 million in principal amount of the senior notes.

   Income Tax Expense. Our effective income tax rate for fiscal 1999 was 43.4%. Our effective income tax rate is negatively impacted by non-deductible goodwill related to acquisitions and other permanent book/tax differences.

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

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash. Cash provided by operations is our primary source of liquidity. Acquisitions, interest expense and capital expenditures represent the primary uses of funds. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our bank credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest, and fund capital expenditures and acquisitions. Cash provided by operating activities for fiscal 1998 totaled $48.0 million, for fiscal 1999 totaled $68.6 million and for fiscal 2000 totaled $88.2 million. We had $53.4 million of cash and cash equivalents on hand at September 28, 2000.

   Bank Credit Facility. On January 28, 1999, we entered into our bank credit facility. The bank credit facility consists of a $45.0 million revolving credit facility, a $50.0 million acquisition facility and a $240.0 million term loan facility. The revolving credit facility is available to fund working capital financing, general corporate purposes and for the issuance of standby letters of credit. The acquisition facility is available to fund future acquisitions of related businesses. As of September 28, 2000, there were no borrowings outstanding under the revolving credit facility and $10.0 million outstanding under the acquisition facility. As of September 28, 2000, approximately $17.0 million of letters of credit were issued under the revolving credit facility.

   During fiscal 2000, we entered into amendments to our bank credit facility to include an additional $100.0 million under our term loan facility. Proceeds from the term loans were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions closed during fiscal 2000. As of September 28, 2000, we have approximately $68.0 million in additional borrowing capacity.

   Our bank credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions or asset sales; and (viii) engage in transactions with affiliates. Our bank credit facility also contains financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and maximum capital expenditures. Restrictive covenants in our debt agreements may restrict our ability to implement our acquisition strategy.

   2000 Acquisitions. In fiscal 2000, we acquired a total of 143 convenience stores in 18 transactions for approximately $106.7 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

   Subsequent to fiscal year end 2000, we acquired the operating assets of 28 stores located in Mississippi, Louisiana, and North Carolina. We funded these transactions with proceeds from the acquisition facility and cash on hand.

   Capital Expenditures. Capital expenditures (excluding all acquisitions) for fiscal 2000 were $56.4 million. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions.

   Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates ranging from 10.5% to 11.5% applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. The bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under this sale-leaseback program, we received $9.5 million in fiscal 2000 and $10.7 million during fiscal 1999.

   In fiscal 2000, we received approximately $24.3 million in sale-leaseback proceeds, vendor reimbursements for capital improvements and proceeds from asset dispositions; therefore, net capital expenditures, excluding all acquisitions, for fiscal 2000 were $32.1 million. We anticipate that net capital expenditures for fiscal 2001 will be approximately $45.0 million.

   Long-Term Debt. At September 30, 2000, our long-term debt consisted primarily of $200.0 million of the senior subordinated notes, $316.5 million in term loans, and $10.0 million outstanding under the acquisition facility. See "--Bank Credit Facility."

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

   We can incur debt under the senior subordinated notes if the ratio of our pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if we do not meet this ratio we can incur: (i) bank credit facility debt of up to $50.0 million of acquisition debt and other debt in an amount equal to the greater of $45.0 million or an amount equal to 4.0% times our annualized revenues, (ii) capital leases or acquisition debt in amounts not to exceed in the aggregate 10% of our tangible assets at time of incurrence, (iii) intercompany debt, (iv) pre-existing debt, (v) up to $15.0 million in any type of debt or (vi) debt for refinancing of the above described debt.

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

   Cash Flows From Financing Activities. We used proceeds from our bank credit facility and cash on hand to finance fiscal 2000 acquisitions and long term debt principal requirements.

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

   Shareholders' Equity. As of September 28, 2000, our shareholders' equity totaled $118.0 million. The increase of $13.8 million in shareholders' equity is attributed to fiscal year 2000 net income of $14.0 million less stock issuance costs of $0.2 million.

   Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in us by our shareholders.

   Environmental Considerations. We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of December 12, 2000, we maintain surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Georgia and Virginia and a letter of credit in the amount of approximately $1.1 million issued by a commercial bank in favor of state environmental enforcement agencies in the states of Florida, Tennessee, Indiana and Kentucky. We also rely on reimbursements from applicable state trust funds. In Florida we also meet such financial responsibility requirements through a combination of private commercial liability insurance and a letter of credit. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

   Environmental reserves of $14.1 million as of September 28, 2000, represent estimates for future expenditures for remediation, tank removal and litigation associated with 376 all known contaminated sites as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 28, 2000, amounts which are probable of reimbursement (based on our experience) from those sources total $12.8 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination before January 1, 1999, will be performed by the state and we expect substantially all of the costs will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation.

   We have reserved $1.5 million to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation costs, some or all of which may not be eligible for reimbursement from state trust funds.

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

Recently Issued Accounting Standards Not Yet Adopted

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS No. 133 was extended for one year and, consequently, the statement is now effective for the first fiscal quarter of fiscal 2001. Adoption of SFAS 133 is not anticipated to have a material impact on our consolidated financial statements.

Inflation

   During fiscal 2000, cigarette prices increased 16.2%. In general, we have passed cigarette price increases to our customers. However, during fiscal 2000 as in years past, major cigarette manufacturers offered rebates to retailers, and we passed along these rebates to our customers.

   During 2000, wholesale gasoline fuel prices increased significantly from a low of $21 per barrel in October 1999 to a high of $37 per barrel in September 2000. Generally we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue and gross profit dollars.

   General CPI increased 4.2% during fiscal 2000 and food at home, which is most indicative of our merchandise inventory, increased 3.1%. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

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

   In order to reduce our exposure to interest rate fluctuations, we have entered into two interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On March 2, 1999, we entered into an interest rate swap arrangement with a notional amount of $45.0 million that fixes our Eurodollar rate at 5.62% through January 2001. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001. Effective June 16, 2000, we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our Eurodollar rate at 6.96% and 6.90%, respectively, through June 2003.

   The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 12, 2000.

                            EXPECTED MATURITY DATE

                                               As of September 28, 2000
                         --------------------------------------------------------------------------
                                                                                             Fair
                         FY 2001  FY 2002  FY 2003  FY 2004  FY 2005  Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
                                                (dollars in thousands)
Long-Term Debt.......... $20,650  $25,319  $28,573  $45,073  $88,654   $319,354  $527,623  $503,472
Weighted Average
 Interest Rate..........   10.14%   10.22%   10.23%   10.22%   10.24%     10.26%    10.22%

                                          As of September 30, 1999
                         ----------------------------------------------------------------
                         FY 2000  FY 2001  FY 2002  FY 2003  FY 2004  Thereafter  Total
                         -------  -------  -------  -------  -------  ---------- --------
Long-Term Debt.......... $10,687  $19,939  $24,942  $28,196  $39,510   $317,633  $440,907
Weighted Average
 Interest Rate..........    9.42%    9.46%    9.52%    9.60%    9.69%     10.08%     9.67%

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

Item 8. Consolidated Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                   ------------
Financial Statements:
  Independent Auditors' Report....................................      27
  Consolidated Balance Sheets as of September 30, 1999 and
   September 28, 2000.............................................      28
  Consolidated Statements of Operations for the years ended
   September 24, 1998, September 30, 1999, and September 28,
   2000...........................................................      30
  Consolidated Statements of Shareholders' Equity (Deficit) for
   the years ended September 24, 1998, September 30, 1999, and
   September 28, 2000.............................................      31
  Consolidated Statements of Cash Flows for the years ended
   September 24, 1998, September 30, 1999, and September 28,
   2000...........................................................      32
  Notes to Consolidated Financial Statements......................      34
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

                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
The Pantry, Inc.
Sanford, North Carolina

   We have audited the accompanying consolidated balance sheets of The Pantry, Inc. ("The Pantry") and subsidiaries as of September 30, 1999 and September 28, 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 28, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of The Pantry's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 30, 1999 and September 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
November 14, 2000

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    September 30, September 28,
                                                        1999          2000
                                                    ------------- -------------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents........................   $ 31,157      $ 53,354
  Receivables (net of allowance for doubtful
   accounts of $766 at September 30, 1999, $1,205
   at September 28, 2000)..........................     24,947        23,601
  Inventories (Note 3).............................     76,220        87,962
  Prepaid expenses.................................      3,524         3,131
  Property held for sale...........................        135         2,324
  Deferred income taxes (Note 6)...................      4,849         2,070
                                                      --------      --------
    Total current assets...........................    140,832       172,442
                                                      --------      --------
Property and equipment, net (Notes 4, 5, and 7)....    421,685       466,967
                                                      --------      --------
Other assets:
  Goodwill (net of accumulated amortization of
   $18,324 at September 30, 1999, $24,352 at
   September 28, 2000) (Note 2)....................    197,705       250,977
  Deferred financing costs (net of accumulated
   amortization of $3,499 at September 30, 1999,
   $4,513 at September 28, 2000) (Note 5)..........     12,680        12,317
  Environmental receivables (Note 8)...............     13,136        12,819
  Other............................................      7,693        14,819
                                                      --------      --------
    Total other assets.............................    231,214       290,932
                                                      --------      --------
Total assets.......................................   $793,731      $930,341
                                                      ========      ========



  The accompanying notes are an integral part of these consolidated financial statements

                                THE PANTRY, INC.

                             (Dollars in Thousands)

                                                    September 30, September 28,
                                                        1999          2000
                                                    ------------- -------------
       LIABILITIES AND SHAREHOLDERS' EQUITY:
       -------------------------------------
Current liabilities:
  Current maturities of long-term debt (Note 5)....   $ 10,687      $ 20,649
  Current maturities of capital lease obligations
   (Note 7)........................................      1,205         1,151
  Accounts payable.................................     92,577       101,903
  Accrued interest (Note 5)........................      9,928        12,050
  Accrued compensation and related taxes...........      9,593        13,889
  Income taxes payable (Note 6)....................      6,784         1,250
  Other accrued taxes..............................     13,834        13,396
  Accrued insurance................................      6,158         5,270
  Other accrued liabilities........................     10,422        10,551
                                                      --------      --------
    Total current liabilities......................    161,188       180,109
                                                      --------      --------
Long-term debt (Note 5)............................    430,220       506,974
                                                      --------      --------
Other noncurrent liabilities:
  Environmental costs (Note 8).....................     15,402        14,066
  Deferred income taxes (Note 6)...................     26,245        34,508
  Deferred revenue (Note 8)........................     34,249        54,802
  Capital lease obligations (Note 7)...............     13,472        12,648
  Employment obligations...........................        486           --
  Other............................................      8,272         9,254
                                                      --------      --------
    Total other noncurrent liabilities.............     98,126       125,278
                                                      --------      --------
Commitments and contingencies (Notes 5, 7, 8 and
 13)
Shareholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 18,111,474 issued and outstanding at
   September 30, 1999, and September 28, 2000 (Note
   10).............................................        182           182
  Additional paid-in capital (Note 11).............    128,256       128,018
  Shareholder loans................................       (937)         (912)
  Accumulated deficit..............................    (23,304)       (9,308)
                                                      --------      --------
    Total shareholders' equity.....................    104,197       117,980
                                                      --------      --------
Total liabilities and shareholders' equity.........   $793,731      $930,341
                                                      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, except per share amounts)

                                     September 24, September 30, September 28,
                                         1998          1999          2000
                                     ------------- ------------- -------------
                                      (52 weeks)    (53 weeks)    (52 weeks)
Revenues:
  Merchandise sales.................   $460,798     $  731,681    $  907,550
  Gasoline sales....................    509,958        923,786     1,497,696
  Commissions.......................     14,128         23,403        27,014
                                       --------     ----------    ----------
      Total revenues................    984,884      1,678,870     2,432,260
                                       --------     ----------    ----------
Cost of sales:
  Merchandise.......................    303,968        489,258       602,615
  Gasoline..........................    447,565        818,784     1,357,766
                                       --------     ----------    ----------
      Total cost of sales...........    751,533      1,308,042     1,960,381
                                       --------     ----------    ----------
Gross profit........................    233,351        370,828       471,879
                                       --------     ----------    ----------
Operating expenses:
  Operating, general and
   administrative expenses..........    172,850        262,852       339,786
  Merger integration costs (Note
   2)...............................      1,016            --            --
  Depreciation and amortization.....     27,642         42,798        56,062
                                       --------     ----------    ----------
      Total operating expenses......    201,508        305,650       395,848
                                       --------     ----------    ----------
Income from operations..............     31,843         65,178        76,031
                                       --------     ----------    ----------
Other income (expense):
  Interest expense..................    (28,946)       (41,280)      (52,329)
  Miscellaneous.....................      1,776            852         1,070
                                       --------     ----------    ----------
      Total other expense...........    (27,170)       (40,428)      (51,259)
                                       --------     ----------    ----------
Income before income taxes and
 extraordinary loss.................      4,673         24,750        24,772
Income tax expense (Note 6).........        --         (10,750)      (10,776)
                                       --------     ----------    ----------
Net income before extraordinary
 loss...............................      4,673         14,000        13,996
Extraordinary loss (Note 5).........     (7,998)        (3,584)          --
                                       --------     ----------    ----------
Net income (loss)...................   $ (3,325)    $   10,416    $   13,996
                                       ========     ==========    ==========
Net income (loss) applicable to
 common shareholders (Note 14)......   $ (6,267)    $    6,233    $   13,996
                                       ========     ==========    ==========
Earnings per share (Note 14):
  Basic:
      Income before extraordinary
       loss.........................   $   0.18     $     0.71    $     0.77
      Extraordinary loss............   $  (0.82)    $    (0.26)          --
                                       --------     ----------    ----------
      Net income (loss).............   $  (0.64)    $     0.45    $     0.77
                                       ========     ==========    ==========
  Diluted:
      Income before extraordinary
       loss.........................   $   0.16     $     0.65    $     0.74
      Extraordinary loss............   $  (0.73)    $    (0.24)          --
                                       --------     ----------    ----------
      Net income (loss).............   $  (0.57)    $     0.41    $     0.74
                                       ========     ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                               THE PANTRY, INC.

                          CONSOLIDATED STATEMENTS OF
                        SHAREHOLDERS' EQUITY (DEFICIT)
                            (Dollars in Thousands)

                            Preferred Stock         Common Stock        Additional
                          -------------------- ------------------------  Paid-in
                           Shares   Par Value    Shares      Par Value   Capital
                          --------  ---------- -----------  ----------- ----------
Balance, September 25,
 1997...................    43,499   $    --    5,815,479    $     58    $ 22,448
Net loss................       --         --          --          --          --
Issuances of common
 stock..................       --         --    5,889,378          59      57,092
Contribution of Series A
 preferred stock and
 related dividends to
 additional paid in
 capital................   (25,999)       --          --          --        6,508
Dividends on preferred
 stock..................       --         --          --          --          --
                          --------   --------  ----------    --------    --------
Balance, September 24,
 1998...................    17,500        --   11,704,857         117      86,048
Net income..............       --         --          --          --          --
Issuances of common
 stock..................       --         --      156,617           2       1,788
Public sale of common
 stock at $13.00 per
 share, net of
 expenses...............       --         --    6,250,000          63      72,916
Redemption of Series B
 preferred stock........   (17,500)       --          --          --      (15,387)
Dividends on preferred
 stock..................       --         --          --          --          --
                          --------   --------  ----------    --------    --------
Balance, September 30,
 1999...................       --         --   18,111,474         182     145,365
Net income..............       --         --          --          --          --
Repayment of shareholder
 loans..................       --         --          --          --          --
Stock issue costs.......       --         --          --          --         (238)
                          --------   --------  ----------    --------    --------
Balance, September 28,
 2000...................  $    --    $    --   18,111,474    $    182    $145,127
                          ========   ========  ==========    ========    ========
                                      Total
                                    Additional
                                     Paid-in   Shareholder  Accumulated
                          Other(1)   Capital      Loans       Deficit     Total
                          --------  ---------- -----------  ----------- ----------
Balance, September 25,
 1997...................  $(17,109)  $  5,339  $      --     $(23,270)   $(17,873)
Net loss................       --         --          --       (3,325)     (3,325)
Issuances of common
 stock..................       --      57,092        (215)        --       56,936
Contribution of Series A
 preferred stock and
 related dividends to
 additional paid in
 capital................       --       6,508         --          --        6,508
Dividends on preferred
 stock..................       --         --          --       (2,942)     (2,942)
                          --------   --------  ----------    --------    --------
Balance, September 24,
 1998...................   (17,109)    68,939        (215)    (29,537)     39,304
Net income..............       --         --          --       10,416      10,416
Issuances of common
 stock..................       --       1,788        (722)        --        1,068
Public sale of common
 stock at $13.00 per
 share, net of
 expenses...............       --      72,916         --          --       72,979
Redemption of Series B
 preferred stock........       --     (15,387)        --       (2,113)    (17,500)
Dividends on preferred
 stock..................       --         --          --       (2,070)     (2,070)
                          --------   --------  ----------    --------    --------
Balance, September 30,
 1999...................   (17,109)   128,256        (937)    (23,304)    104,197
Net income..............       --         --          --       13,996      13,996
Repayment of shareholder
 loans .................       --         --           25         --           25
Stock issue costs ......       --        (238)        --          --         (238)
                          --------   --------  ----------    --------    --------
Balance, September 28,
 2000...................  $(17,109)  $128,018  $     (912)   $ (9,308)   $117,980
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

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                    Year Ended
                                     -----------------------------------------
                                     September 24, September 30, September 28,
                                         1998          1999          2000
                                     ------------- ------------- -------------
                                      (52 weeks)    (53 weeks)    (52 weeks)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)...................   $  (3,325)    $  10,416     $  13,996
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Extraordinary loss................       2,006         3,406           --
  Depreciation and amortization.....      27,642        42,798        56,062
  Provision for deferred income
   taxes............................         138           530         8,168
  Loss on sale of property and
   equipment........................         531         4,484         1,995
  Provision for environmental
   expenses.........................       6,181        (1,735)       (1,336)
  Provision for closed stores.......          50           --            430
Changes in operating assets and
 liabilities, net of effects of
 acquisitions:
  Receivables.......................      (8,512)        8,741         1,217
  Inventories.......................      (4,518)      (11,138)       (2,447)
  Prepaid expenses..................         390           (34)          834
  Other noncurrent assets...........       5,111          (830)       (1,968)
  Accounts payable..................      13,896        22,556         2,328
  Other current liabilities and
   accrued expenses.................       2,241       (27,310)       (2,352)
  Employment obligations............        (407)         (448)         (496)
  Other noncurrent liabilities......       6,608        17,131        11,728
                                       ---------     ---------     ---------
Net cash provided by operating
 activities.........................      48,032        68,567        88,159
                                       ---------     ---------     ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to property held for
 sale...............................      (5,203)         (178)       (2,094)
Additions to property and
 equipment..........................     (42,067)      (47,416)      (56,414)
Proceeds from sale lease-back
 transactions.......................       4,807        10,724         9,470
Proceeds from sale of property and
 equipment..........................       7,648         2,366         7,033
Acquisitions of related businesses,
 net of cash acquired...............    (250,592)     (194,414)     (106,686)
                                       ---------     ---------     ---------
Net cash used in investing
 activities.........................    (285,407)     (228,918)     (148,691)
                                       ---------     ---------     ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Principal repayments under capital
 leases.............................      (1,424)       (1,495)       (1,703)
Principal repayments of long-term
 debt...............................     (51,543)     (184,888)      (71,284)
Proceeds from issuance of long-term
 debt...............................     278,508       297,000       158,000
Redemption of Series B preferred
 stock..............................         --        (17,500)          --
Net proceeds from initial public
 offering...........................         --         72,979           --
Net proceeds from other stock.......
Net proceeds from other equity
 issues.............................      56,935         1,068           --
Accrued dividends paid on preferred
 stock..............................         --         (6,461)          --
Stock issue costs...................         --            --           (238)
Repayment of shareholder loans......         --            --             25
Other financing costs...............     (14,044)       (3,599)       (2,071)
                                       ---------     ---------     ---------
Net cash provided by financing
 activities.........................     268,432       157,104        82,729
                                       ---------     ---------     ---------
Net increase (decrease).............      31,057        (3,247)       22,197
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR..................       3,347        34,404        31,157
                                       ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR...............................   $  34,404     $  31,157     $  53,354
                                       =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                          Year Ended
                           -----------------------------------------
                           September 24, September 30, September 28,
                               1998          1999          2000
                           ------------- ------------- -------------
Cash paid (refunded)
 during the year:
  Interest................    $21,826       $43,064       $50,207
                              =======       =======       =======
  Taxes...................    $   784       $    34       $ 1,600
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

   During 1998, 1999 and 2000, The Pantry financed certain capital expenditures totaling $1,086,000, $2,803,000 and $825,000, respectively, through the issuance of capital leases.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

   The consolidated financial statements include the accounts of The Pantry, Inc. (the "Company" or "The Pantry") and its wholly-owned subsidiaries, Sandhills, Inc., Lil' Champ Food Stores, Inc. and its wholly-owned subsidiary, Miller Enterprises Inc., Global Communications, Inc., PH Holding Corporation and PH Holding's wholly-owned subsidiaries, TC Capital Management, Inc. and Pantry Properties, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates 1,313 convenience stores in Florida (517), North Carolina (343), South Carolina (251), Georgia
(57), Kentucky (45), Mississippi (37), Virginia (30), Indiana (18), and Tennessee (15).

   During fiscal 1996, Freeman Spogli & Co. ("Freeman Spogli") and Chase Manhattan Capital Corporation ("Chase") acquired a controlling interest in the Company through a series of transactions which included the purchase of common stock from certain shareholders and the purchase of newly issued common and preferred stock. During fiscal years 1997 and 1998, the Company issued additional shares of common and preferred stock to existing shareholders and certain directors and executives of the Company. As of September 28, 2000, Freeman Spogli owns 10,329,524 shares of common stock and warrants to purchase 2,346,000 shares of common stock which represents beneficial ownership of approximately 62.0% of our outstanding shares, including shares underlying warrants. Chase and its affiliates own 2,298,438 shares of common stock, or 12.7% of the outstanding shares.

   On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering (the "IPO"). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999, $2.4 million was reserved to pay fees and expenses associated with the IPO.

Accounting Period

   The Pantry operates on a 52 or 53 week fiscal year ending on the last Thursday in September. For 1998 and 2000, The Pantry's fiscal years contained 52 weeks and for 1999 The Pantry's fiscal year contained 53 weeks.

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

Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the first-in, first-out method for gasoline inventories.

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

   Estimated useful lives for financial statement purposes are as follows:

   Buildings................................................. 20 to 33 1/2 years
   Equipment, furniture and fixtures......................... 3 to 10 years
   Automobiles............................................... 3 to 5 years

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

Long-Lived Assets

   Long-lived assets are reviewed for impairment on a store-by-store basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is

                               THE PANTRY, INC.

required, the projected future undiscounted cash flows due to each store are compared to the carrying value of the long-lived assets, including an allocation of goodwill if appropriate, of that store to determine if a write-down to fair value is required.

Deferred Financing Cost

   Deferred financing cost represents expenses related to issuing The Pantry's long-term debt, obtaining its lines of credit and obtaining lease financing. See Note 5--Long Term Debt and Note 7--Leases. Such amounts are being amortized over the remaining term of the respective financing.

Vendor Allowances, Rebates and Other Vendor Payments

   The Pantry receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Pantry records these payments as a reduction to cost of sales or expenses to which the particular vendor payment relates. The amounts recorded against cost of sales were $21.6 million, $54.7 million and $78.6 million for fiscal years 1998, 1999 and 2000, respectively. For unearned payments, The Pantry records deferred income and amortizes the balance, as earned, over the term of the respective agreement.

Environmental Costs

   The Pantry accounts for the cost incurred to comply with federal and state environmental regulations as follows:

  . The environmental reserve reflected in the financial statements is based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each site.

  . Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. All other environmental costs are provided for on an undiscounted basis.

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

                               THE PANTRY, INC.

Income Taxes

   All operations of The Pantry and its subsidiaries are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, The Pantry recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the related tax bases.

Excise and Use Taxes

   The Pantry collects and remits various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $154,954,000, $303,466,000, and $419,341,000 for 1998, 1999, and
2000, respectively.

Advertising costs

   Advertising costs are expensed as incurred. Advertising expense was approximately $1,019,000, $1,694,000 and $2,219,000 for fiscal 1998, 1999 and
2000, respectively.

Stock Based Compensation

   The Pantry's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Pantry follows the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

   In 1999, The Pantry adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Pantry operates in one reportable segment.

Reclassifications

   Certain amounts in the fiscal 1998 and 1999 consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

Newly Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of

                               THE PANTRY, INC.

a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. In June 1999, the effective date of SFAS No. 133 was extended one year; consequently, the statement will now be effective for the first quarter of fiscal 2001. Adoption of SFAS 133 is not anticipated to have a material impact on The Pantry's consolidated financial statements.

NOTE 2--BUSINESS ACQUISITIONS:

   During fiscal 2000, The Pantry acquired 143 convenience stores located in North Carolina, South Carolina, Florida, Georgia, Mississippi and Virginia in 18 separate transactions. The transactions were accounted for by the purchase method of accounting. The 2000 acquisitions were funded from borrowings under the bank credit facility, as amended, and cash on hand.

   During fiscal 1999, The Pantry acquired 297 convenience stores located in North Carolina, South Carolina, Florida, Georgia and Virginia in eight separate transactions. The transactions were accounted for by the purchase method of accounting. The 1999 acquisitions were funded from borrowings under the 1998 bank credit facility, an equity investment, and cash on hand.

   The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):

                                                               1999     2000
                                                             -------- --------
   ASSETS ACQUIRED:
   Receivables, net......................................... $ 23,220 $  1,464
   Inventories..............................................   17,347    9,275
   Deferred income taxes....................................      733      --
   Prepaid expenses and other current assets................    1,192      441
   Property and equipment...................................  120,856   52,750
   Other noncurrent assets..................................    4,308    5,203
                                                             -------- --------
   Total assets acquired....................................  167,656   69,133
                                                             -------- --------
   LIABILITIES ASSUMED:
   Accounts payable--trade..................................   15,308    6,998
   Other liabilities and accrued expenses...................   20,615    2,039
   Income taxes payable.....................................    6,863      --
   Environmental remediation liabilities....................      --        25
   Noncurrent deferred income taxes.........................    5,221      --
   Other noncurrent liabilities.............................    4,402    7,325
                                                             -------- --------
   Total liabilities assumed................................   52,409   16,387
                                                             -------- --------
   Net tangible assets acquired.............................  115,247   52,746
   Excess of purchase price over fair value of net assets
    acquired................................................   79,167   53,940
                                                             -------- --------
   Total consideration paid, including direct costs, net of
    cash acquired........................................... $194,414 $106,686
                                                             ======== ========

                               THE PANTRY, INC.

   The purchase price allocations for certain of the 2000 acquisitions are preliminary estimates, based on available information, internal estimates and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization pending the completion of internal and external appraisals of assets acquired. The excess of the purchase prices over fair values of the net assets acquired for all acquisitions has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the 2000 transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands):

                                                           1999        2000
                                                        ----------  ----------
   Total revenues...................................... $2,189,686  $2,545,661
   Income before extraordinary loss.................... $   12,333  $   14,906
   Net income.......................................... $    8,749  $   14,906
   Net income applicable to common shareholders........ $    4,566  $   14,906
   Earnings per share applicable to common
    shareholders:
     Basic:
       Income before extraordinary loss................ $     0.59  $     0.82
       Extraordinary loss..............................      (0.26)        --
                                                        ----------  ----------
       Net income...................................... $     0.33  $     0.82
                                                        ==========  ==========
     Diluted:
       Income before extraordinary loss................ $     0.54  $     0.79
       Extraordinary loss..............................      (0.24)        --
                                                        ----------  ----------
       Net income...................................... $     0.30  $     0.79
                                                        ==========  ==========

   In connection with the Lil' Champ acquisition, The Pantry recorded an integration charge of approximately $1.0 million in fiscal 1998 for costs of combining its existing businesses with the acquired businesses of Lil' Champ. The charge included:

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

  .  the relocation of approximately 11 employees

  .  the elimination of duplicate contractual services

  . conforming Lil' Champ's corporate and field operations to The Pantry's policies and procedures

  .  the disposal of unprofitable and unstrategic locations and operations

   In accordance with accounting principles generally accepted in the United States of America, these integration costs were not included as part of the purchase price allocation for the Lil' Champ acquisition.

   In connection with the Lil' Champ acquisition, The Pantry sold all 48 Lil' Champ store operations and idle property in the state of Georgia. The sale was completed on September 1, 1998. As required by SFAS No. 121, these assets were measured at fair value less costs to sell during the allocation period following the

                                THE PANTRY, INC.

consummation date of the acquisition. The Pantry received cash proceeds of $2.5 million from the disposition, which approximated the carrying value of the assets. Accordingly, no gain or loss was recorded on the disposition. Revenues and net loss before taxes related to the 48 stores disposed of and included in our historical financial statements totaled approximately $30,313,000 and $(954,000), respectively, for the year ended September 24, 1998.

NOTE 3--INVENTORIES:

   At September 30, 1999 and September 28, 2000, inventories consisted of the following (in thousands):

                                                               1999      2000
                                                             --------  --------
   Inventories at FIFO cost:
     Merchandise............................................ $ 63,924  $ 70,461
     Gasoline...............................................   22,431    28,806
                                                             --------  --------
                                                               86,355    99,267
   Less adjustment to LIFO cost:
     Merchandise............................................  (10,135)  (11,305)
                                                             --------  --------
   Inventories at LIFO cost................................. $ 76,220  $ 87,962
                                                             ========  ========

   The positive effect on cost of sales of LIFO inventory liquidations was $482,000, $53,000 and $4,000 for fiscal years 1998, 1999 and 2000, respectively.

NOTE 4--PROPERTY AND EQUIPMENT:

   At September 30, 1999 and September 28, 2000, property and equipment consisted of the following (in thousands):

                                                             1999       2000
                                                           ---------  ---------
   Land................................................... $  86,708  $  86,568
   Buildings..............................................   127,609    129,643
   Equipment..............................................   266,794    345,240
   Leasehold improvements.................................    51,985     57,811
   Construction in progress...............................    10,072      9,749
                                                           ---------  ---------
                                                             543,168    629,011
   Less--accumulated depreciation and amortization........  (121,483)  (162,044)
                                                           ---------  ---------
                                                           $ 421,685  $ 466,967
                                                           =========  =========

                               THE PANTRY, INC.

NOTE 5--LONG-TERM DEBT:

   At September 30, 1999 and September 28, 2000, long-term debt consisted of the following (in thousands):

                                                              1999      2000
                                                            --------  --------
Senior subordinated notes payable; due October 15, 2007;
 interest payable semi-annually at 10.25%.................. $200,000  $200,000
Term loan facility-Tranche A; interest payable monthly at
 LIBOR (6.62% at September 28, 2000) plus 3.0%; principal
 due in quarterly installments through January 31, 2004....   70,656    61,906
Term loan facility-Tranche B; interest payable monthly at
 LIBOR (6.62% at September 28, 2000) plus 3.5%; principal
 due in quarterly installments through January 31, 2006....  156,794   179,973
Term loan facility-Tranche C; interest payable monthly at
 LIBOR (6.62% at September 28, 2000) plus 3.75%; principal
 due in quarterly installments through January 31, 2006....      --     74,625
Acquisition facility; interest payable monthly at LIBOR
 (6.62% at September 28, 2000) plus 3.0%; principal due in
 quarterly installments beginning April 30, 2001 through
 January 31, 2004..........................................   12,000    10,000
Note payable; zero (0.0%) interest, with principal due in
 annual installments through February 26, 2003.............    1,185       889
Other notes payable; various interest rates and maturity
 dates.....................................................      272       230
                                                            --------  --------
                                                             440,907   527,623
Less--current maturities...................................  (10,687)  (20,649)
                                                            --------  --------
                                                            $430,220  $506,974
                                                            ========  ========

   On October 23, 1997, in connection with the Lil' Champ acquisition, The Pantry completed the offering of the senior subordinated notes. The senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all guarantors. See Note 15--Supplemental Guarantors Information. The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to (i) incur additional debt, (ii) pay dividends or make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments or repurchase stock, (v) create liens, (vi) enter into transactions with affiliates or sale-leaseback transactions, and (vii) merge or consolidate The Pantry or any of its subsidiaries or sell or transfer assets. The senior subordinated notes also contain financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and capital expenditures.

   On January 28, 1999, The Pantry entered into its bank credit facility consisting of (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit, (ii) a $50.0 million acquisition facility available to finance acquisitions of related businesses, and (iii) a $240 million term loan facility.

   On October 27, 1999, The Pantry entered into an amendment to its bank credit facility which increased the borrowing capacity to include an additional $75.0 million term loan. The term loan bears interest, at The Pantry's option, based on margins over a base rate or an adjusted Eurodollar rate. Proceeds from the term loan were used to prepay amounts outstanding under the acquisition facility and to fund fiscal 2000 acquisition.

   On November 30, 1999, The Pantry entered into an amendment to its Bank credit facility to include an additional $25.0 million under Tranche B of the term loan facility. Proceeds from the term loan were used to fund fiscal 2000 acquisitions.

   The bank credit facility contains covenants restricting the ability of The Pantry and any of its subsidiaries to among other things (i) incur additional indebtedness, (ii) declare dividends or redeem or repurchase capital

                               THE PANTRY, INC.

stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions or asset sales, and (viii) engage in transactions with affiliates. The bank credit facility also contains financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and maximum capital expenditures.

   The Pantry used the proceeds of the term loan facilities and a $5.0 million initial draw under its revolving credit facility, along with cash on hand, to:

  .  finance the fiscal 1999 acquisition of Miller Enterprises, Inc.

  . repay $94.0 million outstanding under the prior bank credit facility, and replace outstanding letters of credit

  . redeem its outstanding senior notes in the aggregate principal amount of $49.0 million

  .  pay related transaction costs

   As of September 28, 2000, there was $10,000,000 outstanding under the acquisition facility, outstanding letters of credit of $16,999,000, issued under the revolving credit facility and $68 million in available credit under these facilities.

   As of September 28, 2000, The Pantry was in compliance with all covenants and restrictions relating to all its outstanding borrowings.

   As of September 28, 2000, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   The Pantry's long-term debt maturities for each of the five years following September 28, 2000 and thereafter are: $20.6 million in 2001; $25.3 million in 2002; $28.6 million in 2003; $45.1 million in 2004; $88.7 million in 2005; and
$319.3 million thereafter.

NOTE 6--INCOME TAXES:

   The components of income tax expense (benefit) are summarized below (in thousands):

                                                          1998    1999    2000
                                                          -----  ------- -------
   Current:
     Federal............................................. $ --   $ 7,093 $ 2,444
     State...............................................   138      800     164
                                                          -----  ------- -------
                                                            138    7,893   2,608
                                                          -----  ------- -------
   Deferred:
     Federal.............................................   --     2,488   7,279
     State...............................................  (138)     369     889
                                                          -----  ------- -------
                                                           (138)   2,857   8,168
                                                          -----  ------- -------
                                                          $ --   $10,750 $10,776
                                                          =====  ======= =======

                               THE PANTRY, INC.

   As of September 30, 1999 and September 28, 2000, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                1999     2000
                                                              --------  -------
   Depreciation.............................................. $ 39,695  $50,565
   Deferred lease cost.......................................       17       17
   Inventory.................................................    2,761    3,640
   Amortization..............................................    1,315      857
   Other.....................................................      581      635
                                                              --------  -------
   Gross deferred tax liabilities............................   44,369   55,714
                                                              --------  -------
   Capital lease obligations.................................   (1,499)  (1,609)
   Allowance for doubtful accounts...........................     (301)    (464)
   Environmental expenses....................................     (345)      27
   Accrued insurance reserves................................   (4,692)  (3,715)
   Accrued compensation......................................      --      (156)
   Exit and employee termination costs.......................   (1,328)     (10)
   Other.....................................................   (2,470)  (1,609)
                                                              --------  -------
   Gross deferred tax assets.................................  (10,635)  (7,536)
   Net operating loss carryforwards..........................   (3,223)  (7,992)
   General business credits..................................   (1,833)  (1,833)
   AMT credits...............................................   (7,282)  (5,915)
                                                              --------  -------
                                                              $ 21,396  $32,438
                                                              ========  =======

   As of September 30, 1999 and September 28, 2000, net current deferred income tax assets totaled $4,849,000 and $2,070,000, respectively, and net noncurrent deferred income tax assets (liabilities) totaled $(26,245,000) and $(34,508,000), respectively.

   Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

                                                       1998     1999    2000
                                                      -------  ------- -------
   Tax expense (benefit) at Federal statutory rate... $(1,131) $ 8,415 $ 8,422
   Tax expense (benefit) at state rate, net of
    Federal income tax expense (benefit).............    (149)   1,188   1,013
   Permanent differences:
     Amortization of goodwill........................     677    1,081   1,161
     Other...........................................      52       66     180
   Tax benefit from creation of general business
    credits..........................................     --       --      --
   Valuation allowance...............................     551      --      --
                                                      -------  ------- -------
   Net income tax expense............................ $   --   $10,750 $10,776
                                                      =======  ======= =======

                               THE PANTRY, INC.

   As of September 28, 2000, The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized, net of a valuation allowance for a portion of the net operating losses and credits which The Pantry believes may expire unused, as deferred tax assets. Loss carryforwards as of September 28, 2000 have the following expiration dates (in thousands):

                                                                Federal  State
                                                                ------- -------
   2009........................................................ $   --  $ 3,158
   2010........................................................     --    2,974
   2011........................................................     --   10,919
   2012........................................................   2,332   5,101
   2013........................................................     --   13,274
   2014........................................................     --    5,162
   2015........................................................     --    5,841
   2017........................................................   9,374     --
   2018........................................................   5,662     --
                                                                ------- -------
   Total loss carryforwards.................................... $17,368 $46,429
                                                                ======= =======


NOTE 7--LEASES:

   The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 30, 1999, and September 28, 2000 are as follows (in thousands):

                                                                1999     2000
                                                               -------  -------
   Buildings.................................................. $13,542  $12,965
   Less--accumulated amortization.............................  (1,564)  (1,976)
                                                               -------  -------
                                                               $11,978  $10,989
                                                               =======  =======

   Amortization expense related to capitalized leased assets was $1,249,000, $1,299,000, and $1,345,000 for fiscal 1998, 1999 and 2000, respectively.

                               THE PANTRY, INC.

   Future minimum lease payments as of September 28, 2000, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                                               Capital Operating
   Fiscal Year                                                 Leases   Leases
   -----------                                                 ------- ---------
   2001....................................................... $ 2,684 $ 40,673
   2002.......................................................   2,626   39,161
   2003.......................................................   2,534   37,888
   2004.......................................................   2,368   36,637
   2005.......................................................   2,029   33,564
   Thereafter.................................................  13,408   96,051
                                                               ------- --------
   Net minimum lease payments.................................  25,649 $283,975
                                                               ======= ========
   Amount representing interest (8% to 20%)...................  11,850
                                                               -------
   Present value of net minimum lease payments................  13,799
   Less--current maturities...................................   1,151
                                                               -------
                                                               $12,648
                                                               =======

   Rental expense for operating leases was approximately $23,758,000, $40,551,000 and $50,856,000 for fiscal years 1998, 1999 and 2000, respectively. Some of The Pantry's leases require contingent rental payments; such amounts are not material for the fiscal years presented.

   During fiscal 1998, 1999, and 2000, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $4,807,000, $10,724,000 and $9,470,000, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

   As of September 28, 2000, The Pantry was contingently liable for outstanding letters of credit in the amount of $16,999,000 related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

   The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

   In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. The unamortized liabilities associated with these payments as of September 30, 1999 and September 28, 2000, were $35,195,000 and $58,898,000, respectively.

   McLane Company, Inc. ("McLane")--The Pantry purchases over 50% of its general merchandise from a single wholesaler, McLane. The Pantry's arrangement with McLane is governed by a five-year distribution

                               THE PANTRY, INC.

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

   Major Oil Companies--The Pantry has entered into product purchase agreements with numerous oil companies to buy specified quantities of gasoline at market prices. The length of these contracts range from five to thirteen years and in some cases include minimum annual purchase requirements. In connection with these agreements, The Pantry may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If The Pantry were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, The Pantry must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with accounting principles generally accepted in the United States of America, these payments are amortized using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased. The Pantry has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

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

  .  installing underground storage tank systems

  .  upgrading underground storage tank systems

  .  taking corrective action in response to releases

  .  closing underground storage tank systems

  .  keeping appropriate records

  . maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases

   In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $900,000 in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina and Georgia and a letter of credit in the aggregate amount of approximately $1.1 million issued by a commercial bank in favor of state environmental agencies in the states of Florida, Tennessee, Indiana and Kentucky and relies on reimbursements from applicable state trust funds. In Florida, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and met such requirements thereafter through a combination of private commercial liability insurance and a letter of credit. In Mississippi we meet our financial responsibility requirements through coverage under the state trust fund.

                               THE PANTRY, INC.

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

   Environmental reserves of $15,402,000 and $14,066,000 as of September 30, 1999, September 28, 2000, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 233 and 376 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 30, 2000 the current average remediation cost per site is approximately $70,000. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five years and thereafter at September 30, 2000 are as follows (in thousands):

                                                                       Expected
   Fiscal Year                                                         Payments
   -----------                                                         --------
   2001............................................................... $   910
   2002...............................................................     283
   2003...............................................................     249
   2004...............................................................     146
   2005...............................................................      28
   Thereafter.........................................................      54
                                                                       -------
   Total undiscounted amounts not covered by a third party............   1,670
   Other current cost amounts.........................................  15,140
   Amount representing interest (10%).................................  (2,744)
                                                                       -------
   Environmental reserve.............................................. $14,066
                                                                       =======

   The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 28, 2000, anticipated reimbursements of $12,819,000 are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust

                               THE PANTRY, INC.

fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

   The Pantry has reserved $1.5 million to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience.

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

NOTE 9--BENEFIT PLANS:

   The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $396,000, $573,000 and $687,000 for fiscal years 1998, 1999 and 2000, respectively.

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

   On June 8, 1999, the Company completed an initial public offering of 6,250,000 shares of its common stock at a public offering price of $13.00 per share (the "IPO"). The net proceeds from the IPO of $75.6 million, before expenses, were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

   Upon completion of the IPO, Freeman Spogli owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). During fiscal, 2000 Freeman Spogli purchased an additional 980,000 shares giving them beneficial ownership of approximately 62.0% of the outstanding common stock (including shares underlying warrants).

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

                               THE PANTRY, INC.

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

NOTE 11--PREFERRED STOCK:

   As of September 24, 1998, preferred stock consisted of 150,000 authorized shares. As discussed in Note 10--Common Stock, holders of The Pantry's 25,999 shares of Series A preferred stock contributed all outstanding shares of Series A preferred stock and related accrued and unpaid dividends to the capital of The Pantry in connection with the Lil' Champ acquisition. Issued and outstanding shares of preferred stock at September 24, 1998 included 17,500 shares designated as Series B, all of which were held by the Freeman Spogli entities. On June 8, 1999 in conjunction with the IPO, The Pantry redeemed the outstanding preferred stock for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of September 28, 2000, the Company has no preferred stock issued or outstanding.

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

   On June 3, 1999, The Pantry adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan. During 1999, options to acquire 240,000 shares of common stock were granted under the 1999 plan with exercise prices of $13.00 per share. These options vest over three years and have contractual lives of seven years. No options were granted during the year ended September 28, 2000.

                               THE PANTRY, INC.

   The following table summarizes information about stock options outstanding at September 28, 2000:

                                Number      Weighted-Average  Remaining
                            Outstanding at   September 28,   Contractual Weighted-Average
   Exercise Prices            Date Issued         2000          Life      Exercise Price
   ---------------          --------------- ---------------- ----------- ----------------
     $8.82.................     1/1/98          443,751        7 years        $ 8.82
     $11.27................     8/25/98         133,110        7 years        $11.27
     $13.00................ 6/8/99, 9/30/99     236,000        6 years        $13.00
                                                -------
       Total...............                     812,861

   All options granted in 1998 and 1999 vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. There were no exercises, forfeitures, or terminations of options in 1998 or 1999. There were 4,000 options forfeited and none exercised or terminated during fiscal 2000. All stock options are granted at estimated fair market value of the common stock at the grant date.

   Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry's pro-forma net income (loss) for fiscal 1998, 1999 and 2000 would have been approximately $(3,446,000), $10,266,000 and $13,784,000, respectively. Pro forma basic earnings (loss) per share for fiscal 1998, 1999 and 2000 would have been $(0.66), $0.44 and $0.76, respectively. Pro forma diluted earnings (loss) per share for fiscal 1998, 1999 and 2000 would have been $(0.58), $0.40 and $0.73, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

                               THE PANTRY, INC.

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

   In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The warrants are exercisable at $7.45 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits, or engages in mergers, reorganizations or reclassifications. The fair value of the warrants at date of issuance approximated $600,000 and is included in additional paid-in capital. None of these warrants had been exercised at September 28, 2000.

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

                               THE PANTRY, INC.

Payments to Freeman Spogli

   Transaction fees of $3.0 million for the fiscal year ended September 24, 1998, were paid to Freeman Spogli in connection with previous investments and assistance with analyzing acquisition candidates and obtaining financing.

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

  . Freeman Spogli has agreed, as long as Chase holds 10% of The Pantry's common stock, to vote for a director nominated by Chase

  . Transactions with affiliates will be on terms no less favorable to The Pantry than would be obtained in an arms length transaction

                               THE PANTRY, INC.

NOTE 14--EARNINGS PER SHARE:

   The Pantry computes earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share (see also Note 11--Preferred Stock) (dollars in thousands except per share amounts):

                                                       1998    1999     2000
                                                      ------  -------  -------
   Net income (loss) applicable to common
    shareholders:
     Net income before extraordinary loss............ $4,673  $14,000  $13,996
     Preferred stock dividend requirement............ (2,942)  (2,070)     --
     Redemption of preferred stock in excess of
      carrying amount................................    --    (2,113)     --
                                                      ------  -------  -------
     Net income applicable to common shareholders
      before extraordinary loss......................  1,731    9,817   13,996
     Extraordinary loss.............................. (7,998)  (3,584)     --
                                                      ------  -------  -------
     Net income (loss) applicable to common
      shareholders................................... (6,267) $ 6,233  $13,996
                                                      ======  =======  =======
   Earnings per share--basic:
     Weighted-average shares outstanding.............  9,732   13,768   18,111
                                                      ======  =======  =======
     Income before extraordinary loss per share--
      basic.......................................... $ 0.18  $  0.71  $  0.77
     Extraordinary loss per share--basic.............  (0.82)   (0.26)     --
                                                      ------  -------  -------
     Net income (loss) per share--basic.............. $(0.64) $  0.45  $  0.77
                                                      ======  =======  =======
   Earnings per share--diluted:
     Weighted-average shares outstanding.............  9,732   13,768   18,111
     Dilutive impact of options and warrants
      outstanding....................................  1,280    1,308      821
                                                      ------  -------  -------
     Weighted-average shares and potential dilutive
      shares outstanding............................. 11,012   15,076   18,932
                                                      ======  =======  =======
     Income before extraordinary loss per share--
      diluted........................................ $ 0.16  $  0.65  $  0.74
     Extraordinary loss per share--diluted...........  (0.73)   (0.24)     --
                                                      ------  -------  -------
     Net income (loss) per share--diluted............ $(0.57) $  0.41  $  0.74
                                                      ======  =======  =======

   For the year ended September 28, 2000, 372,363 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options to purchase such shares were greater than the average market price of our common stock for that period and their inclusion would have been antidilutive.

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

                               THE PANTRY, INC.

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

   As of September 28, 2000, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   Management has determined that separate, full financial statements of the guarantors (Lil' Champ, Sandhills and Global Communications) would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the guarantors and The Pantry.

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

                                THE PANTRY, INC.

                                The Pantry, Inc.

                 Supplemental Combining Statement of Operations

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries  Subsidiary   Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
Revenues:
  Merchandise sales.....   $245,402    $215,396       $ --        $    --    $460,798
  Gasoline sales........    269,865     240,093         --             --     509,958
  Commissions...........      6,838       7,290         --             --      14,128
                           --------    --------       -----       --------   --------
    Total revenues......    522,105     462,779         --             --     984,884
                           --------    --------       -----       --------   --------
Cost of sales:
  Merchandise...........    162,027     141,941         --             --     303,968
  Gasoline..............    238,381     209,184         --             --     447,565
                           --------    --------       -----       --------   --------
    Total cost of
     sales..............    400,408     351,125         --             --     751,533
                           --------    --------       -----       --------   --------
Gross profit............    121,697     111,654         --             --     233,351
                           --------    --------       -----       --------   --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............    108,172      80,387        (218)       (15,491)   172,850
  Merger integration
   costs................        --        1,016         --             --       1,016
  Depreciation and
   amortization.........     14,003      13,633           6            --      27,642
                           --------    --------       -----       --------   --------
    Total operating
     expenses...........    122,175      95,036        (212)       (15,491)   201,508
                           --------    --------       -----       --------   --------
Income (loss) from
 operations.............       (478)     16,618         212         15,491     31,843
                           --------    --------       -----       --------   --------
Equity in earnings of
 subsidiaries...........     22,864         --          --         (22,864)       --
                           --------    --------       -----       --------   --------
Other income (expense):
  Interest expense......    (18,241)    (14,926)        (12)         4,233    (28,946)
  Miscellaneous.........        528      20,943          29        (19,724)     1,776
                           --------    --------       -----       --------   --------
    Total other income
     (expense)..........    (17,713)      6,017          17        (15,491)   (27,170)
                           --------    --------       -----       --------   --------
Income before income
 taxes and extraordinary
 loss...................      4,673      22,635         229        (22,864)     4,673
Income tax expense......        --       (8,337)       (250)         8,587        --
                           --------    --------       -----       --------   --------
Net income (loss) before
 extraordinary loss.....      4,673      14,298         (21)       (14,277)     4,673
Extraordinary loss......     (7,998)        --          --             --      (7,998)
                           --------    --------       -----       --------   --------
Net income (loss).......   $ (3,325)   $ 14,298       $ (21)      $(14,277)  $ (3,325)
                           ========    ========       =====       ========   ========
Net income (loss)
 applicable to common
 shareholders...........   $ (6,267)   $ 14,298       $ (21)      $(14,277)  $ (6,267)
                           ========    ========       =====       ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 24, 1998
                             (Dollars in Thousands)

                         The Pantry   Guarantor   Non-Guarantor
                          (Issuer)   Subsidiaries  Subsidiary   Eliminations   Total
                         ----------  ------------ ------------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income (loss)...... $  (3,325)   $  14,298      $   (21)     $(14,277)  $  (3,325)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Extraordinary loss...     2,006          --           --            --        2,006
   Depreciation and
    amortization........    14,014       13,623            5           --       27,642
   Provision for
    deferred income
    taxes...............       --         1,737          --         (1,599)        138
   Loss on sale of
    property and
    equipment...........        88          443          --            --          531
   Provision for
    environmental
    expenses............     5,681          500          --            --        6,181
   Provision for closed
    stores..............        50          --           --            --           50
   Equity earnings of
    affiliates..........   (15,359)         --           --         15,359         --
 Changes in operating
  assets and
  liabilities, net of
  acquisitions:
   Receivables..........   (10,380)      (2,165)      (1,017)        5,050      (8,512)
   Inventories..........       986       (5,504)         --            --       (4,518)
   Prepaid expenses.....       (11)         401          --            --          390
   Other noncurrent
    assets..............       379          681        4,050             1       5,111
   Accounts payable.....    13,393          503          --            --       13,896
   Other current
    liabilities and
    accrued expenses....    11,632       (6,497)         254        (3,148)      2,241
   Employment
    obligations.........      (407)         --           --            --         (407)
   Other noncurrent
    liabilities.........     8,459       (2,483)          (2)          634       6,608
                         ---------    ---------      -------      --------   ---------
Net cash provided by
 operating activities...    27,206       15,537        3,269         2,020      48,032
                         ---------    ---------      -------      --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Additions to property
    held for sale.......    (5,203)         --           --            --       (5,203)
   Additions to property
    and equipment.......   (26,483)     (15,584)         --            --      (42,067)
   Proceeds from sale
    lease-back
    transactions........     4,807          --           --            --        4,807
   Proceeds from sale of
    property and
    equipment...........     2,102        5,546          --            --        7,648
   Intercompany notes
    receivable
    (payable)...........    (8,532)      10,551          --         (2,019)        --
   Acquisition of
    related businesses,
    net of cash
    acquired............  (102,684)    (147,908)         --            --     (250,592)
                         ---------    ---------      -------      --------   ---------
Net cash used in
 investing activities...  (135,993)    (147,395)         --         (2,019)   (285,407)
                         ---------    ---------      -------      --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Principal repayments
    under capital
    leases..............      (303)      (1,121)         --            --       (1,424)
   Principal repayments
    of long-term debt...   (51,516)         (10)         (17)          --      (51,543)
   Proceeds from
    issuance of long-
    term debt...........   139,499      139,010          --             (1)    278,508
   Net proceeds from
    other equity
    issues..............    56,935          --           --            --       56,935
   Other financing
    costs...............   (14,044)         --           --            --      (14,044)
                         ---------    ---------      -------      --------   ---------
Net cash provided by
 (used in) financing
 activities.............   130,571      137,879          (17)           (1)    268,432
                         ---------    ---------      -------      --------   ---------
Net increase............    21,784        6,021        3,252           --       31,057
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     2,247          279          821           --        3,347
                         ---------    ---------      -------      --------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR................... $  24,031    $   6,300      $ 4,073      $    --    $  34,404
                         =========    =========      =======      ========   =========

                                THE PANTRY, INC.

                       The Pantry, Inc. and Subsidiaries

                     Supplemental Combining Balance Sheets

                               September 30, 1999
                             (Dollars in Thousands)

                           The                    Non-
                          Pantry   Guarantor   Guarantor
                         (Issuer) Subsidiaries Subsidiary Eliminations  Total
                         -------- ------------ ---------- ------------ --------
         ASSETS
         ------
Current assets:
  Cash and cash
   equivalents.......... $ 16,446   $  9,870    $ 4,841    $     --    $ 31,157
  Receivables, net......   34,761     46,892      3,119      (59,825)    24,947
  Inventories...........   40,714     35,506        --           --      76,220
  Prepaid expenses......    2,186        985        353          --       3,524
  Property held for
   sale.................      135        --         --           --         135
  Deferred income
   taxes................    2,220      2,621          8          --       4,849
                         --------   --------    -------    ---------   --------
    Total current
     assets.............   96,462     95,874      8,321      (59,825)   140,832
                         --------   --------    -------    ---------   --------
Investment in
 subsidiaries...........  119,590        --         --      (119,590)       --
                         --------   --------    -------    ---------   --------
Property and equipment,
 net....................  160,808    244,623     16,254          --     421,685
                         --------   --------    -------    ---------   --------
Other assets:
  Goodwill, net.........  127,057     70,648        --           --     197,705
  Deferred financing
   costs, net...........   12,680        --         --           --      12,680
  Environmental
   receivables..........   11,959      1,177        --           --      13,136
  Intercompany notes
   receivable...........  248,650     49,705     17,124     (315,479)       --
  Other.................    3,782      3,343        568          --       7,693
                         --------   --------    -------    ---------   --------
    Total other assets..  404,128    124,873     17,692     (315,479)   231,214
                         --------   --------    -------    ---------   --------
    Total assets........ $780,988   $465,370    $42,267    $(494,894)  $793,731
                         ========   ========    =======    =========   ========

                                THE PANTRY, INC.

                       The Pantry, Inc. and Subsidiaries

               Supplemental Combining Balance Sheets--(Continued)

                               September 30, 1999
                             (Dollars in Thousands)

                                 The                     Non-
                                Pantry    Guarantor   Guarantor
                               (Issuer)  Subsidiaries Subsidiary Eliminations  Total
                               --------  ------------ ---------- ------------ --------
 LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT):
 -----------------------------
Current liabilities:
  Current maturities of long-
   term debt.................. $ 10,370    $    296    $    21    $     --    $ 10,687
  Current maturities of
   capital lease obligations..      178       1,027        --           --       1,205
  Accounts payable............   51,641      38,151      2,919         (134)    92,577
  Accrued interest............   16,060         --           1       (6,133)     9,928
  Accrued compensation and
   related taxes..............    4,730       4,861          2          --       9,593
  Income taxes payable........    6,784      12,498        447      (12,945)     6,784
  Other accrued taxes.........    5,041       8,793        --           --      13,834
  Accrued insurance...........    3,401       2,757        --           --       6,158
  Other accrued liabilities...   36,480       4,878      4,366      (35,302)    10,422
                               --------    --------    -------    ---------   --------
    Total current
     liabilities..............  134,685      73,261      7,756      (54,514)   161,188
                               --------    --------    -------    ---------   --------
Long-term debt................  429,235         889         96          --     430,220
                               --------    --------    -------    ---------   --------
Other noncurrent liabilities:
  Environmental costs.........   13,010       2,392        --           --      15,402
  Deferred income taxes.......    2,810      21,766      1,669          --      26,245
  Deferred revenue............   20,705      13,544        --           --      34,249
  Capital lease obligations...    4,063       9,409        --           --      13,472
  Employment obligations......      486         --         --           --         486
  Intercompany note payable...   68,829     249,710      3,997     (322,536)       --
  Other.......................    2,968       5,268         36          --       8,272
                               --------    --------    -------    ---------   --------
Total other noncurrent
 liabilities..................  112,871     302,089      5,702     (322,536)    98,126
                               --------    --------    -------    ---------   --------
Shareholders' Equity:
  Common stock................      182           1      5,001       (5,002)       182
  Additional paid-in capital..  128,256       6,882     24,212      (31,094)   128,256
  Shareholder loans...........     (937)        --         --           --        (937)
  Accumulated earnings
   (deficit)..................  (23,304)     82,248       (500)     (81,748)   (23,304)
                               --------    --------    -------    ---------   --------
    Total shareholders'
     equity...................  104,197      89,131     28,713     (117,844)   104,197
                               --------    --------    -------    ---------   --------
    Total liabilities and
     total shareholders'
     equity................... $780,988    $465,370    $42,267    $(494,894)  $793,731
                               ========    ========    =======    =========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                 Supplemental Combining Statement of Operations

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                            The                     Non-
                           Pantry    Guarantor   Guarantor
                          (Issuer)  Subsidiaries Subsidiary Eliminations   Total
                          --------  ------------ ---------- ------------ ----------
Revenues:
  Merchandise sales.....  $402,013    $329,668     $ --       $    --    $  731,681
  Gasoline sales........   550,940     372,846       --            --       923,786
  Commissions...........    13,831       9,560        12           --        23,403
                          --------    --------     -----      --------   ----------
    Total revenues......   966,784     712,074        12           --     1,678,870
                          --------    --------     -----      --------   ----------
Cost of sales:
  Merchandise...........   268,750     220,508       --            --       489,258
  Gasoline..............   491,793     326,991       --            --       818,784
                          --------    --------     -----      --------   ----------
    Total cost of
     sales..............   760,543     547,499       --            --     1,308,042
                          --------    --------     -----      --------   ----------
Gross profit............   206,241     164,575        12           --       370,828
                          --------    --------     -----      --------   ----------
Operating expenses:
  Operating, general and
   administrative
   expenses.............   174,277     117,118        33       (28,576)     262,852
  Depreciation and
   amortization.........    22,855      19,525       418           --        42,798
                          --------    --------     -----      --------   ----------
    Total operating
     expenses...........   197,132     136,643       451       (28,576)     305,650
                          --------    --------     -----      --------   ----------
Income (loss) from
 operations.............     9,109      27,932      (439)       28,576       65,178
                          --------    --------     -----      --------   ----------
Equity in earnings of
 subsidiaries...........    39,871           6       --        (39,877)         --
                          --------    --------     -----      --------   ----------
Other income (expense):
  Interest expense......   (24,063)    (22,186)      (13)        4,982      (41,280)
  Miscellaneous.........      (167)     34,292       276       (33,549)         852
                          --------    --------     -----      --------   ----------
    Total other income
     (expense)..........   (24,230)     12,106       263       (28,567)     (40,428)
                          --------    --------     -----      --------   ----------
Income (loss) before
 income taxes and
 extraordinary loss.....    24,750      40,044      (176)      (39,868)      24,750
Income tax (expense)....   (10,750)    (14,571)      --         14,571      (10,750)
                          --------    --------     -----      --------   ----------
Net income (loss) before
 extraordinary loss.....    14,000      25,473      (176)      (25,297)      14,000
Extraordinary loss......    (3,584)        --        --            --        (3,584)
                          --------    --------     -----      --------   ----------
Net income (loss).......  $ 10,416    $ 25,473     $(176)     $(25,297)  $   10,416
                          ========    ========     =====      ========   ==========
Net income (loss)
 applicable to common
 shareholders...........  $  6,233    $ 25,473     $(176)     $(25,297)  $    6,233
                          ========    ========     =====      ========   ==========

                                THE PANTRY, INC.

                                   The Pantry

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 30, 1999
                             (Dollars in Thousands)

                                                     Non-
                             The      Guarantor   Guarantor
                           Pantry    Subsidiaries Subsidiary Eliminations   Total
                          ---------  ------------ ---------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income (loss)......  $  10,416    $ 25,473    $   (176)  $ (25,297)  $  10,416
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Extraordinary loss...      3,406         --          --          --        3,406
   Depreciation and
    amortization........     22,855      19,525         418         --       42,798
   Provision for
    deferred income
    taxes...............      1,851      (2,982)      1,661         --          530
   Loss on sale of
    property and
    equipment...........        402       4,082         --          --        4,484
   Provision for
    environmental
    expenses............       (477)     (1,258)        --          --       (1,735)
   Equity earnings of
    affiliates..........    (51,352)        --       24,212      27,140         --
Changes in operating
 assets and liabilities,
 net of effects of
 acquisitions:
 Receivables............     (7,238)    (31,776)     (2,071)     49,826       8,741
 Inventories............     (6,071)     (5,067)        --          --      (11,138)
 Prepaid expenses.......        (59)        375        (350)        --          (34)
 Other noncurrent
  assets................         12        (264)       (568)        (10)       (830)
 Accounts payable.......     15,238       4,506       2,919        (107)     22,556
 Other current
  liabilities and
  accrued expenses......     27,365     (14,067)      4,203     (44,811)    (27,310)
 Employment
  obligations...........       (448)        --          --          --         (448)
 Other noncurrent
  liabilities...........      8,347       9,419          (2)       (633)     17,131
                          ---------    --------    --------   ---------   ---------
Net cash provided by
 operating activities...     24,247       7,966      30,246       6,108      68,567
                          ---------    --------    --------   ---------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........       (178)        --          --          --         (178)
 Additions to property
  and equipment.........    (10,502)    (20,582)    (16,332)        --      (47,416)
 Proceeds from sale
  lease-back
  transactions..........        524      10,200         --          --       10,724
 Proceeds from sale of
  property and
  equipment.............      1,959         407         --          --        2,366
 Intercompany notes
  receivable
  (payable).............     23,858      89,888     (13,127)   (100,619)        --
 Acquisitions of
  related businesses,
  net of cash
  acquired..............   (206,108)    (82,817)        --       94,511    (194,414)
                          ---------    --------    --------   ---------   ---------
Net cash used in
 investing activities...   (190,447)     (2,904)    (29,459)     (6,108)   (228,918)
                          ---------    --------    --------   ---------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital
  leases................       (309)     (1,186)        --          --       (1,495)
 Principal repayments
  of long-term debt.....   (184,563)       (306)        (19)        --     (184,888)
 Proceeds from issuance
  of long-term debt.....    297,000         --          --          --      297,000
 Redemption of Series B
  preferred stock.......    (17,500)        --          --          --      (17,500)
 Net proceeds from
  initial public
  offering..............     72,979         --          --          --       72,979
 Net proceeds from
  other equity issues...      1,068         --          --          --        1,068
 Accrued dividends paid
  on preferred stock....     (6,461)        --          --          --       (6,461)
 Other financing
  costs.................     (3,599)        --          --          --       (3,599)
                          ---------    --------    --------   ---------   ---------
Net cash provided by
 (used in) financing
 activities.............    158,615      (1,492)        (19)        --      157,104
                          ---------    --------    --------   ---------   ---------
Net increase
 (decrease).............     (7,585)      3,570         768         --       (3,247)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     24,031       6,300       4,073         --       34,404
                          ---------    --------    --------   ---------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $  16,446    $  9,870    $  4,841   $     --    $  31,157
                          =========    ========    ========   =========   =========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                     Supplemental Combining Balance Sheets

                               September 28, 2000
                             (Dollars in Thousands)

                           The
                          Pantry   Guarantor   Non-Guarantor
                         (Issuer) Subsidiaries  Subsidiary   Eliminations  Total
                         -------- ------------ ------------- ------------ --------
         ASSETS
Current assets:
  Cash and cash
   equivalents.......... $ 41,107   $ 10,247      $ 2,000     $     --    $ 53,354
  Receivables, net......   51,886     99,461        3,530      (131,276)    23,601
  Inventories...........   50,558     37,404          --            --      87,962
  Prepaid expenses......    2,052      1,074            5           --       3,131
  Property held for
   sale.................    2,324        --           --            --       2,324
  Deferred income
   taxes................    1,821        241            8           --       2,070
                         --------   --------      -------     ---------   --------
    Total current
     assets.............  149,748    148,427        5,543      (131,276)   172,442
                         --------   --------      -------     ---------   --------
Investment in
 subsidiaries...........  153,532        --           --       (153,532)       --
                         --------   --------      -------     ---------   --------
Property and equipment,
 net....................  200,711    250,412       15,844           --     466,967
                         --------   --------      -------     ---------   --------
Other assets:
  Goodwill, net.........  178,197     72,780          --            --     250,977
  Deferred financing
   costs, net...........   12,317        --           --            --      12,317
  Environmental
   receivables..........   10,509      2,310          --            --      12,819
  Intercompany notes
   receivable...........  248,868     49,705       17,124      (315,697)       --
  Other.................    9,146      5,105          568           --      14,819
                         --------   --------      -------     ---------   --------
    Total other assets..  459,037    129,900       17,692      (315,697)   290,932
                         --------   --------      -------     ---------   --------
    Total assets........ $963,028   $528,739      $39,079     $(600,505)  $930,341
                         ========   ========      =======     =========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                     Supplemental Combining Balance Sheets

                               September 28, 2000
                             (Dollars in Thousands)

                                 The                     Non-
                                Pantry    Guarantor   Guarantor
                               (Issuer)  Subsidiaries Subsidiary Eliminations  Total
                               --------  ------------ ---------- ------------ --------
 LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT):
 -----------------------------
Current liabilities:
  Current maturities of long-
   term debt.................. $ 20,331    $    296    $    22    $     --    $ 20,649
  Current maturities of
   capital lease obligations..      134       1,017        --           --       1,151
  Accounts payable............   62,402      39,567        --           (66)   101,903
  Accrued interest............   23,610         --           1      (11,561)    12,050
  Accrued compensation and
   related taxes..............    6,562       7,327        --           --      13,889
  Income taxes payable........    1,250      29,749        (21)     (29,728)     1,250
  Other accrued taxes.........    7,044       6,352        --           --      13,396
  Accrued insurance...........    3,554       1,716        --           --       5,270
  Other accrued liabilities...   83,000       7,804        122      (80,375)    10,551
                               --------    --------    -------    ---------   --------
      Total current
       liabilities............  207,887      93,828        124     (121,730)   180,109
                               --------    --------    -------    ---------   --------
Long-term debt................  506,308         592         74          --     506,974
                               --------    --------    -------    ---------   --------
Other noncurrent liabilities:
  Environmental costs.........   11,319       2,747        --           --      14,066
  Deferred income taxes.......    7,329      25,510      1,669          --      34,508
  Deferred revenue............   33,151      21,651        --           --      54,802
  Capital lease obligations...    4,663       7,985        --           --      12,648
  Intercompany note payable...   67,831     246,968      7,887     (322,686)       --
  Other.......................    6,560       2,660         34          --       9,254
                               --------    --------    -------    ---------   --------
Total other noncurrent
 liabilities..................  130,853     307,521      9,590     (322,686)   125,278
                               --------    --------    -------    ---------   --------
Shareholders' Equity:
  Common stock................      182           1      5,001       (5,002)       182
  Additional paid-in capital..  128,018       6,882     24,212      (31,094)   128,018
  Shareholder loans...........     (912)        --         --           --        (912)
  Accumulated earnings
   (deficit)..................   (9,308)    119,915         78     (119,993)    (9,308)
                               --------    --------    -------    ---------   --------
      Total shareholders'
       equity.................  117,980     126,798     29,291     (156,089)   117,980
                               --------    --------    -------    ---------   --------
      Total liabilities and
       shareholders' equity... $963,028    $528,739    $39,079    $(600,505)  $930,341
                               ========    ========    =======    =========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                 Supplemental Combining Statement of Operations

                         Year Ended September 28, 2000
                             (Dollars in Thousands)

                            The                     Non-
                          Pantry     Guarantor   Guarantor
                         (Issuer)   Subsidiaries Subsidiary Eliminations   Total
                         ---------  ------------ ---------- ------------ ----------
Revenues:
  Merchandise sales..... $ 531,227    $376,323      $--       $    --    $  907,550
  Gasoline sales........   991,865     505,831       --            --     1,497,696
  Commissions...........    16,639      10,375       --            --        27,014
                         ---------    --------      ----      --------   ----------
    Total revenues...... 1,539,731     892,529       --            --     2,432,260
                         ---------    --------      ----      --------   ----------
Cost of sales:
  Merchandise...........   357,036     245,579       --            --       602,615
  Gasoline..............   900,456     457,310       --            --     1,357,766
                         ---------    --------      ----      --------   ----------
    Total cost of
     sales.............. 1,257,492     702,889       --            --     1,960,381
                         ---------    --------      ----      --------   ----------
Gross profit............   282,239     189,640       --            --       471,879
                         ---------    --------      ----      --------   ----------
Operating expenses:
  Operating, general and
   administrative
   expenses.............   251,829     133,592      (205)      (45,430)     339,786
  Depreciation and
   amortization.........    32,408      23,649         5           --        56,062
                         ---------    --------      ----      --------   ----------
    Total operating
     expenses...........   284,237     157,241      (200)      (45,430)     395,848
                         ---------    --------      ----      --------   ----------
Income (loss) from
 operations.............    (1,998)     32,399       200        45,430       76,031
                         ---------    --------      ----      --------   ----------
Equity in earnings of
 subsidiaries...........    59,555         --        --        (59,555)         --
                         ---------    --------      ----      --------   ----------
Other income (expense):
  Interest expense......   (32,419)    (25,329)       (9)        5,428      (52,329)
  Miscellaneous.........      (366)     51,720       617       (50,901)       1,070
                         ---------    --------      ----      --------   ----------
    Total other income
     (expense)..........   (32,785)     26,391       608       (45,473)     (51,259)
                         ---------    --------      ----      --------   ----------
Income before income
 taxes..................    24,772      58,790       808       (59,598)      24,772
Income tax expense......   (10,776)    (21,123)     (230)       21,353      (10,776)
                         ---------    --------      ----      --------   ----------
Net income.............. $  13,996    $ 37,667      $578      $(38,245)  $   13,996
                         =========    ========      ====      ========   ==========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                         Year Ended September 28, 2000
                             (Dollar in Thousands)

                                                     Non-
                             The      Guarantor   Guarantor
                           Pantry    Subsidiaries Subsidiary Eliminations   Total
                          ---------  ------------ ---------- ------------ ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net Income ............  $  13,996    $ 37,667    $   578     $(38,245)  $  13,996
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........     32,408      23,649          5          --       56,062
   Provision for
    deferred income
    taxes...............      2,044       6,124        --           --        8,168
   Loss on sale of
    property and
    equipment...........      1,455         540        --           --        1,995
   Provision for
    environmental
    expenses............     (1,691)        355        --           --       (1,336)
   Provision for closed
    stores..............        282         148        --           --          430
   Equity in earnings of
    affiliates..........    (33,942)        --         --        33,942         --
Changes in operating
 assets and liabilities,
 net of effects of
 acquisitions:
 Receivables............    (16,121)    (53,703)      (411)      71,452       1,217
 Inventories............       (569)     (1,878)       --           --       (2,447)
 Prepaid expenses.......        575         (89)       348          --          834
 Other noncurrent
  assets................       (198)     (1,770)       --           --       (1,968)
 Accounts payable.......      3,763       1,416     (2,919)          68       2,328
 Other current
  liabilities and
  accrued expenses......     50,485      19,161     (4,714)     (67,285)     (2,352)
 Employment
  obligations...........       (496)        --         --           --         (496)
 Other noncurrent
  liabilities...........     10,991         739         (2)         --       11,728
                          ---------    --------    -------     --------   ---------
Net cash provided by
 (used in) operating
 activities.............     62,982      32,359     (7,115)         (68)     88,159
                          ---------    --------    -------     --------   ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Additions to property
  held for sale.........     (2,094)        --         --           --       (2,094)
 Additions to property
  and equipment.........    (27,260)    (29,154)       --           --      (56,414)
 Proceeds from sale
  lease-back
  transactions..........      9,065         --         405          --        9,470
 Proceeds from sale of
  property and
  equipment.............      5,162       1,871        --           --        7,033
 Intercompany notes
  receivable
  (payable).............     (1,216)     (2,742)     3,890           68         --
 Acquisition of related
  business, net of cash
  acquired..............   (106,459)       (227)       --           --     (106,686)
                          ---------    --------    -------     --------   ---------
Net cash provided by
 (used in) investing
 activities.............   (122,802)    (30,252)     4,295           68    (148,691)
                          ---------    --------    -------     --------   ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Principal repayments
  under capital
  leases................       (269)     (1,434)       --           --       (1,703)
 Principal repayments
  of long-term debt.....    (70,966)       (297)       (21)         --      (71,284)
 Proceeds from issuance
  of long-term debt.....    158,000         --         --           --      158,000
 Stock issue costs......       (238)        --         --           --         (238)
 Repayment of
  shareholder loans.....         25         --         --           --           25
 Other financing
  costs.................     (2,071)        --         --           --       (2,071)
                          ---------    --------    -------     --------   ---------
Net cash provided by
 (used in) financing
 activities.............     84,481      (1,731)       (21)         --       82,729
                          ---------    --------    -------     --------   ---------
Net increase
 (decrease).............     24,661         376     (2,842)         --       22,197
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR......     16,446       9,870      4,841          --       31,157
                          ---------    --------    -------     --------   ---------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR...................  $  41,107    $ 10,246    $ 2,000     $    --    $  53,354
                          =========    ========    =======     ========   =========

                               THE PANTRY, INC.

NOTE 16--SUBSEQUENT EVENTS:

   In three separate transactions subsequent to fiscal year end 2000, The Pantry has entered into agreements to acquire 28 stores located in Mississippi
(19), Louisiana (8) and North Carolina (1). These transactions will be primarily funded from borrowings under The Pantry's bank credit facility and cash on hand.

   In order to provide for more efficient and streamlined operations, the following direct or indirect subsidiaries of The Pantry were eliminated by being liquidated or being merged into The Pantry, effective as of September 29, 2000: (i) Pantry Properties, Inc.; (ii) TC Capital Management, Inc.; (iii) PH Holding Corporation; (iv) Sandhills, Inc.; and (v) Global Communications, Inc. As a result of the elimination of these subsidiaries, the operations and property formerly carried on and held by such subsidiaries are now carried on and held directly by The Pantry.

NOTE 17--QUARTERLY FINANCIAL DATA (unaudited):

   Summary quarterly financial data for fiscal 1999 and 2000, respectively, is as follows (dollars in thousands, except per share amounts):

                                Year Ended September 30, 1999                   Year Ended September 28, 2000
                        ----------------------------------------------- -----------------------------------------------
                         First    Second    Third    Fourth              First    Second    Third    Fourth
                        Quarter  Quarter   Quarter  Quarter     Year    Quarter  Quarter   Quarter  Quarter     Year
                        -------- --------  -------- -------- ---------- -------- --------  -------- -------- ----------
Total revenue.......... $315,607 $359,792  $456,704 $546,767 $1,678,870 $540,390 $584,109  $643,091 $664,670 $2,432,260
Gross profit........... $ 72,380 $ 83,561  $100,431 $114,456 $  370,828 $108,884 $104,980  $125,542 $132,473 $  471,879
Income (loss) before
 income taxes and
 extraordinary loss:    $  1,397 $    398  $  9,119 $ 13,836 $   24,750 $  4,063 $ (4,514) $ 11,046 $ 14,177 $   24,772
Net income (loss)...... $  1,065 $ (3,545) $  5,210 $  7,686 $   10,416 $  2,275 $ (2,528) $  6,186 $  8,063 $   13,996
Earnings per share
 before extraordinary
 loss:
 Basic................. $   0.03 $  (0.06) $   0.19 $   0.42 $     0.71 $   0.13 $  (0.14) $   0.34 $   0.45 $     0.77
 Diluted............... $   0.03 $  (0.06) $   0.18 $   0.40 $     0.65 $   0.12 $  (0.14) $   0.33 $   0.42 $     0.74
Earnings per share:
 Basic................. $   0.03 $  (0.36) $   0.19 $   0.42 $     0.45 $   0.13 $  (0.14) $   0.34 $   0.45 $     0.77
 Diluted............... $   0.03 $  (0.36) $   0.18 $   0.40 $     0.41 $   0.12 $  (0.14) $   0.33 $   0.42 $     0.74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Our Directors and Executive Officers

   Information on our directors is incorporated by reference from the section entitled "Proposal 1: Election of Directors" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 22, 2001. Information on our executive officers is included in the section entitled "Executive Officers" on page 10 of this report.

Item 11. Executive Compensation

   This information is incorporated by reference from the section entitled "Executive Compensation" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 22, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information is incorporated by reference from the section entitled "Principal Stockholders" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 22, 2001.

Item 13. Certain Relationships and Related Transactions

   This information is incorporated by reference from the sections entitled "Principal Stockholders" and "Transactions with Affiliates" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders be held March 22, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules and Exhibits--The following documents are filed as part of this Annual Report on Form 10-K.

    (i) Consolidated Financial Statements--See index on page 26.

    (ii) Financial Statement Schedule--See index on page 26.

    (iii) Exhibits:

  Exhibit
   Number                         Description of Document
 ----------                       -----------------------
  2.1(1)    Purchase Agreement dated November 30, 1998 among Lil Champ Food
            Stores, Inc. and the Selling Shareholders of Miller: Thomas A.
            Miller, Joseph E. Miller, The Miller Investments Trust U/A dated
            October 11, 1995 and The George C. Miller, Jr. Estate Trust U/A
            dated June 30, 1989, and Miller Brothers and Circle Investments,
            Ltd. and Miller.
  3.1(2)    Amended and Restated Certificate of Incorporation of The Pantry.
  3.2(2)    Amended and Restated Bylaws of The Pantry.
  4.1(3)    Indenture dated as of October 23, 1997 among The Pantry, Sandhills,
            Lil' Champ and United States Trust Company of New York, as Trustee,
            with respect to the 10 1/4% Senior Subordinated Notes due 2007
            (including the form of 10 1/4% Senior Subordinated Notes due 2007.
  4.2(4)    Amended and Restated Registration Rights Agreement dated July 2,
            1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
            FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
            International, L.P. ("FSEP International"), Peter J. Sodini, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
            Partners.
  4.3(4)    Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
            Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
            Partners and Peter J. Sodini.
 10.1(5)(6) The Pantry, Inc. 1998 Stock Option Plan.
 10.2(4)    Form of Incentive Stock Option Agreement.
 10.3(7)    Stock Purchase Agreement dated October 23, 1997 among The Pantry,
            FSEP III, FSEP International, CB Capital Investors, L.P. and Peter
            J. Sodini.
 10.4(7)    Contribution to Capital Agreement dated October 23, 1997 among The
            Pantry, FSEP III, FSEP International, Chase Manhattan Capital,
            L.P., and Baseball Partners.
 10.5(7)    Stock Pledge Agreement dated October 23, 1997 between Peter J.
            Sodini and The Pantry.
 10.6(7)    Secured Promissory Note dated October 23, 1997 between Peter J.
            Sodini and The Pantry.
 10.7(7)(6) Employment Agreement dated June 3, 1996 between Dennis R. Crook and
            The Pantry (same form of agreement with Daniel McCormack and
            Douglas Sweeney).
 10.8(8)    Amended and Restated Credit Agreement dated as of January 27, 1999 among The Pantry, the financial institutions listed therein
            (collectively, "Lenders"), First Union National Bank ("First
            Union"), as administrative agent, and Canadian Imperial Bank of
            Commerce ("CIBC"), as syndication agent for Lenders.
 10.9(7)    Company Security Agreement dated as of October 23, 1997 between The
            Pantry and First Union, as administrative agent.
 10.10(7)   Company Pledge Agreement dated as of October 23, 1997 between The
            Pantry and First Union, as administrative agent.
 10.11(7)   Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

   Exhibit
   Number                          Description of Document
 -----------                       -----------------------
 10.13(7)(6) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
 10.14(7)    Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (North Carolina)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union as Agent.
 10.15(7)    Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (South Carolina)
             dated October 23, 1997 between The Pantry and First Union, as
             Agent.
 10.16(7)    Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Tennessee)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union, as Agent.
 10.17(7)    Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
 10.18(7)    Form of Amended and Restated Mortgage, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as
             Agent.
 10.19(7)    Form of Mortgage, Security Agreement, Assignment of Rents and
             Leases and Fixture Filing (Florida) dated October 23, 1997 between
             Lil' Champ and First Union, as Agent.
 10.20(7)    Form of Deed to Secure Debt, Security Agreement, and Assignment of
             Rents (Georgia) dated October 23, 1997 between Lil' Champ and
             First Union, as Agent.
 10.21(4)    Form of Subsidiary Guaranty.
 10.22(4)    Form of Subsidiary Security Agreement.
 10.23(4)    Form of Subsidiary Pledge Agreement.
 10.24(4)    Form of Subsidiary Trademark Security Agreement.
 10.25(8)    The Pantry Inc. 1998 Stock Subscription Plan.
 10.26(4)    Form of Stock Subscription Agreement.
 10.27(4)    Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
             IV and CB Capital Investors, L.P.
 10.28(4)    Distribution Service Agreement dated as of March 29, 1998 among
             The Pantry, Lil' Champ and McLane Company, Inc., as amended
             (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the
             Securities and Exchange Commission).
 10.29(4)    Form of Indemnification Agreement.
 10.30(4)    Common Stock Purchase Warrant dated December 30, 1996.
 10.31(4)    Common Stock Purchase Warrant dated December 30, 1996.
 10.32(4)    Form of 1999 Stock Option Plan.
 10.33(10)   First Amendment to Amended Credit Agreement dated as of April 30,
             1999 among the Pantry, the Lenders listed therein, First Union,
             CIBC and NationsBank, N.A.
 10.34(10)   Amendment No. 1 to Employment Agreement between The Pantry and
             Peter J. Sodini.
 10.35(10)   Amendment No. 1 to the Amended and Restated Stockholder's
             Agreement dated as of June 1, 1999 among The Pantry, FSEP III,
             FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB
             Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
 10.36(10)   Amendment No. 1 to the Amended and Restated Registration Rights
             Agreement dated as of June 1, 1999 among The Pantry, FSEP III,
             FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB
             Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

 Exhibit
 Number                     Description of Document
 -------                    -----------------------
  12.1   Statement re Computation of Earnings to Fixed Charges Ratio.
  21.1   Subsidiaries of The Pantry.
  23.1   Consent of Deloitte & Touche LLP.
  27.1   Financial Data Schedule.
  99.1   Risk Factors.

--------
 (1) Incorporated by reference to the exhibit designated by exhibit 2.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (2) Incorporated by reference to the exhibit designated by exhibit number 3.3 in The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221) (the "Form S-1").
 (3) Incorporated by reference to the exhibit designated by exhibit number 4.5 in The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811) (the "Form S-4").
 (4) Incorporated by reference to the exhibit designated by the same number in the Form S-1.
 (5) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
 (6) Represents a management contract or compensation plan arrangement.
 (7) Incorporated by reference to the exhibit designated by the same number in the Form S-4.
 (8) Incorporated by reference to the exhibit designated by exhibit 10.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (9) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K dated December 23, 1998.
(10) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

   (b) Reports on Form 8-K.
    None

   (c) See (a)(iii) above.

   (d) See (a)(ii) above.

                                 EXHIBIT INDEX

 Exhibit
 Number                            Description of Document
 -------                           -----------------------
  2.1(1)     Purchase Agreement dated November 30, 1998 among Lil Champ Food
             Stores, Inc. and the Selling Shareholders of Miller: Thomas A.
             Miller, Joseph E. Miller, The Miller Investments Trust U/A dated
             October 11, 1995 and The George C. Miller, Jr. Estate Trust U/A
             dated June 30, 1989, and Miller Brothers and Circle Investments,
             Ltd. and Miller.
  3.1(2)     Amended and Restated Certificate of Incorporation of The Pantry.
  3.2(2)     Amended and Restated Bylaws of The Pantry.
  4.1(3)     Indenture dated as of October 23, 1997 among The Pantry,
             Sandhills, Lil' Champ and United States Trust Company of New York,
             as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Note due 2007).
  4.2(4)     Amended and Restated Registration Rights Agreement dated July 2,
             1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
             FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
             International, L.P. ("FSEP International"), Peter J. Sodini, Chase
             Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
             Partners.
  4.3(4)     Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
             Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
             Partners and Peter J. Sodini.
 10.1(5)(6)  The Pantry, Inc. 1998 Stock Option Plan.
 10.2(4)     Form of Incentive Stock Option Agreement.
 10.3(7)     Stock Purchase Agreement dated October 23, 1997 among The Pantry,
             FSEP III, FSEP International, CB Capital Investors, L.P. and Peter
             J. Sodini.
 10.4(7)     Contribution to Capital Agreement dated October 23, 1997 among The
             Pantry, FSEP III, FSEP International, Chase Manhattan Capital,
             L.P., and Baseball Partners.
 10.5(7)     Stock Pledge Agreement dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
 10.6(7)     Secured Promissory Note dated October 23, 1997 between Peter J.
             Sodini and The Pantry.
 10.7(7)(6)  Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry (same form of agreement with Daniel McCormack and
             Douglas Sweeney).
 10.8(8)     Amended and Restated Credit Agreement dated as of January 27, 1999 among The Pantry, the financial institutions listed therein
             (collectively, "Lenders"), First Union National Bank ("First
             Union"), as administrative agent, and Canadian Imperial Bank of
             Commerce ("CIBC"), as syndication agent for Lenders.
 10.9(7)     Company Security Agreement dated as of October 23, 1997 between
             The Pantry and First Union, as administrative agent.
 10.10(7)    Company Pledge Agreement dated as of October 23, 1997 between The
             Pantry and First Union, as administrative agent.
 10.11(7)    Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
 10.12(1)    Collateral Account Agreement dated as of October 23, 1997 between
             The Pantry and First Union, as administrative agent.
 10.13(7)(6) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
 10.14(7)    Form of Amended and Restated Deed of Trust, Security Agreement,
             Assignment of Rents and Leases and Fixture Filing (North Carolina)
             dated October 23, 1997 among The Pantry, David R. Cannon, as
             Trustee, and First Union as Agent.

 Exhibit
 Number                           Description of Document
 -------                          -----------------------
 10.15(7)  Form of Amended and Restated Mortgage, Security Agreement,
           Assignment of Rents and Leases and Fixture Filing (South Carolina)
           dated October 23, 1997 between The Pantry and First Union, as Agent.
 10.16(7)  Form of Amended and Restated Deed of Trust, Security Agreement,
           Assignment of Rents and Leases and Fixture Filing (Tennessee) dated
           October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and
           First Union, as Agent.
 10.17(7)  Form of Amended and Restated Mortgage, Security Agreement,
           Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
 10.18(7)  Form of Amended and Restated Mortgage, Security Agreement,
           Assignment of Rents and Leases and Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as Agent.
 10.19(7)  Form of Mortgage, Security Agreement, Assignment of Rents and Leases
           and Fixture Filing (Florida) dated October 23, 1997 between Lil'
           Champ and First Union, as Agent.
 10.20(7)  Form of Deed to Secure Debt, Security Agreement, and Assignment of
           Rents (Georgia) dated October 23, 1997 between Lil' Champ and First
           Union, as Agent.
 10.21(4)  Form of Subsidiary Guaranty.
 10.22(4)  Form of Subsidiary Security Agreement.
 10.23(4)  Form of Subsidiary Pledge Agreement.
 10.24(4)  Form of Subsidiary Trademark Security Agreement.
 10.25(8)  The Pantry Inc. 1998 Stock Subscription Plan.
 10.26(4)  Form of Stock Subscription Agreement.
 10.27(4)  Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
           IV and CB Capital Investors, L.P.
 10.28(4)  Distribution Service Agreement dated as of March 29, 1998 among The
           Pantry, Lil' Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a request for confidential treatment filed with the
           Securities and Exchange Commission).
 10.29(4)  Form of Indemnification Agreement.
 10.30(4)  Common Stock Purchase Warrant dated December 30, 1996.
 10.31(4)  Common Stock Purchase Warrant dated December 30, 1996.
 10.32(4)  Form of 1999 Stock Option Plan.
 10.33(10) First Amendment to Amended Credit Agreement dated as of April 30,
           1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.
 10.34(10) Amendment No. 1 to Employment Agreement between The Pantry and Peter
           J. Sodini.
 10.35(10) Amendment No. 1 to the Amended and Restated Stockholder's Agreement
           dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP
           International, Chase Manhattan Capital, L.P., CB Capital Investors,
           L.P., Baseball Partners and Peter J. Sodini.
 10.36(10) Amendment No. 1 to the Amended and Restated Registration Rights
           Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP
           IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital
           Investors, L.P., Baseball Partners and Peter J. Sodini.
 12.1      Statement re Computation of Earnings to Fixed Charges Ratio.
 21.1      Subsidiaries of The Pantry.
 23.1      Consent of Deloitte & Touche LLP.
 27.1      Financial Data Schedule.
 99.1      Risk Factors.

--------
 (1) Incorporated by reference to the exhibit designated by exhibit 2.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (2) Incorporated by reference to the exhibit designated by exhibit number 3.3 in The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221) (the "Form S-1").
 (3) Incorporated by reference to the exhibit designated by exhibit number 4.5 in The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811) (the "Form S-4").
 (4) Incorporated by reference to the exhibit designated by the same number in the Form S-1.
 (5) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
 (6) Represents a management contract or compensation plan arrangement.
 (7) Incorporated by reference to the exhibit designated by the same number in the Form S-4.
 (8) Incorporated by reference to the exhibit designated by exhibit 10.1 in The Pantry's Current Report on Form 8-K dated February 5, 1999.
 (9) Incorporated by reference to the exhibit designated by the same number in The Pantry's Annual Report on Form 10-K dated December 23, 1998.
(10) Incorporated by reference to the exhibit designated by the same number in The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

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

                                          Date: December 21, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Peter J. Sodini            President, Chief Executive     December 21, 2000
____________________________________  Officer and Director
          Peter J. Sodini             (Principal Executive
                                      Officer)

      /s/ William T. Flyg            Senior Vice President and      December 21, 2000
____________________________________  Chief Financial Officer
          William T. Flyg             (Principal Financial
                                      Officer)

      /s/ Joseph J. Duncan           Vice President and Corporate   December 21, 2000
____________________________________  Controller (Principal
          Joseph J. Duncan            Accounting Officer)

      /s/ Todd W. Halloran           Director                       December 21, 2000
____________________________________
          Todd W. Halloran
        /s/ Jon D. Ralph             Director                       December 21, 2000
____________________________________
            Jon D. Ralph
     /s/ Charles P. Rullman          Director                       December 21, 2000
____________________________________
         Charles P. Rullman
       /s/ Edfred Shannon            Director                       December 21, 2000
____________________________________
           Edfred Shannon
     /s/ Peter M. Starrett           Director                       December 21, 2000
____________________________________
         Peter M. Starrett
     /s/ Hubert Yarborough           Director                       December 21, 2000
____________________________________
         Hubert Yarborough

                                THE PANTRY, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)

                                      Additions             Deductions  Balance
                           Balance at charged to Additions      for     at end
                           beginning  costs and  charged to payments or   of
                           of period   expenses   Goodwill  write-offs  period
                           ---------- ---------- ---------- ----------- -------
Year ended September 24,
 1998
  Allowance for doubtful
   accounts...............  $   150     $  130     $  --      $   --    $   280
  Reserve for
   environmental issues...    7,806      6,456      3,150        (275)   17,137
  Reserve for closed
   stores.................      950        380        383        (110)    1,603
  Deferred tax asset
   valuation allowance....      632        551        --       (1,183)       --
                            -------     ------     ------     -------   -------
                            $ 9,538     $7,517     $3,533     $(1,568)  $19,020
                            =======     ======     ======     =======   =======
Year ended September 30,
 1999
  Allowance for doubtful
   accounts...............  $   280     $  486     $  --      $   --    $   766
  Reserve for
   environmental issues...   17,137      5,546        --       (7,281)   15,402
  Reserve for closed
   stores.................    1,603        505      1,302        (606)    2,804
                            -------     ------     ------     -------   -------
                            $19,020     $6,537     $1,302     $(7,887)  $18,972
                            =======     ======     ======     =======   =======
Year ended September 28,
 2000
  Allowance for doubtful
   accounts...............  $   766     $  439     $  --      $   --    $ 1,205
  Reserve for
   environmental issues...   15,402      4,126        --       (5,462)   14,066
  Reserve for closed
   stores.................    2,804        430      4,222        (766)    6,690
                            -------     ------     ------     -------   -------
                            $18,972     $4,995     $4,222     $(6,228)  $21,961
                            =======     ======     ======     =======   =======