Form 10-Q
period 2000-12-28
PANTRY INC
filed 2001-02-12
CIK 915862

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

               For the Quarterly Period Ended December 28, 2000

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

    COMMON STOCK, $0.01 PAR VALUE                18,111,474 SHARES
               (Class)                   (Outstanding at February 5, 2001)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                               DECEMBER 28, 2000

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I--Financial Information
 Item 1. Financial Statements
   Consolidated Balance Sheets..................................................................   2
   Consolidated Statements of Operations........................................................   3
   Consolidated Statements of Cash Flows........................................................   4
   Notes to Consolidated Financial Statements...................................................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  21
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  29

Part II--Other Information
 Item 6. Exhibits and Reports on Form 8-K.......................................................  30

                         PART I--FINANCIAL INFORMATION.
Item 1. Financial Statements.
                                THE PANTRY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     September 28, December 28,
                                                         2000          2000
                                                     ------------- ------------
                                                       (Audited)    (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................   $ 53,354      $ 35,872
 Receivables (net of allowances for doubtful
  accounts of $1,205 at September 28, 2000 and
  $1,120 at December 28, 2000)......................     23,601        21,982
 Inventories (Note 3)...............................     87,962        81,662
 Prepaid expenses...................................      3,131         5,698
 Property held for sale.............................      2,324           932
 Deferred income taxes..............................      2,070         2,396
                                                       --------      --------
  Total current assets..............................    172,442       148,542
                                                       --------      --------
Property and equipment, net.........................    466,967       469,257
                                                       --------      --------
Other assets:
 Goodwill (net of accumulated amortization of
  $24,352 at September 28, 2000 and $26,574 at
  December 28, 2000)................................    250,977       270,180
 Deferred financing cost (net of accumulated
  amortization of $4,513 at September 28, 2000 and
  $4,489 at December 28, 2000)......................     12,317        11,815
 Environmental receivables (Note 4).................     12,819        12,819
 Other noncurrent assets............................     17,289        17,107
                                                       --------      --------
  Total other assets................................    293,402       311,921
                                                       --------      --------
Total assets........................................   $932,811      $929,720
                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5)......   $ 20,649      $ 26,464
 Current maturities of capital lease obligations....      1,151         1,151
 Accounts payable...................................    104,373        92,511
 Accrued interest...................................     12,050         6,984
 Accrued compensation and related taxes.............     13,889        10,018
 Income tax payable.................................      1,250           851
 Other accrued taxes................................     13,396         8,156
 Accrued insurance..................................      5,270         4,988
 Other accrued liabilities..........................     10,551         9,611
                                                       --------      --------
  Total current liabilities.........................    182,579       160,734
                                                       --------      --------
Long-term debt (Note 5).............................    506,974       522,988
                                                       --------      --------
Other liabilities:
 Environmental reserves (Note 4)....................     14,066        13,928
 Deferred income taxes..............................     34,508        35,621
 Deferred revenue...................................     54,802        56,108
 Capital lease obligations..........................     12,648        12,411
 Other noncurrent liabilities.......................      9,254         8,496
                                                       --------      --------
  Total other liabilities...........................    125,278       126,564
                                                       --------      --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Note 6 and 7):
 Common stock, $.01 par value, 50,000,000 shares
  authorized; 18,111,474 issued and outstanding at
  September 28, 2000 and at December 28, 2000,
  respectively......................................        182           182
 Additional paid-in capital.........................    128,018       128,018
 Shareholder loans..................................       (912)         (912)
 Accumulated other comprehensive deficit (net of
  deferred taxes of $0 at September 28, 2000 and
  $326 at December 28, 2000)........................        --           (453)
 Accumulated deficit................................     (9,308)       (7,401)
                                                       --------      --------
  Total shareholders' equity........................    117,980       119,434
                                                       --------      --------
Total liabilities and shareholders' equity..........   $932,811      $929,720
                                                       ========      ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                       -------------------------
                                                       December 30, December 28,
                                                           1999         2000
                                                       ------------ ------------
                                                        (13 weeks)   (13 weeks)
Revenues:
  Merchandise sales...................................   $209,491     $228,470
  Gasoline sales......................................    324,149      400,207
  Commissions.........................................      6,750        5,899
                                                         --------     --------
    Total revenues....................................    540,390      634,576
                                                         --------     --------
Cost of sales:
  Merchandise.........................................    139,100      150,262
  Gasoline............................................    292,406      364,390
                                                         --------     --------
    Total cost of sales...............................    431,506      514,652
                                                         --------     --------
Gross profit..........................................    108,884      119,924
                                                         --------     --------
Operating expenses:
  Operating, general and administrative expenses......     80,096       88,150
  Depreciation and amortization.......................     13,461       15,378
                                                         --------     --------
    Total operating expenses..........................     93,557      103,528
                                                         --------     --------
Income from operations................................     15,327       16,396
                                                         --------     --------
Other income (expense):
  Interest............................................    (11,722)     (14,027)
  Miscellaneous.......................................        458        1,005
                                                         --------     --------
    Total other expense...............................    (11,264)     (13,022)
                                                         --------     --------
Income before income taxes............................      4,063        3,374
Income tax expense....................................     (1,788)      (1,467)
                                                         --------     --------
Net income............................................   $  2,275     $  1,907
                                                         ========     ========
Earnings per share (Note 7):
  Basic...............................................   $   0.13     $   0.11
  Diluted.............................................   $   0.12     $   0.10


                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                        Three Months Ended
                                                     -------------------------
                                                     December 30, December 28,
                                                         1999         2000
                                                     ------------ ------------
                                                      (13 weeks)   (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................   $  2,275     $  1,907
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.....................     13,461       15,378
  Provision for deferred income taxes...............        560        1,113
  Loss on sale of property and equipment............         95          275
  Reserves for environmental expenses...............         26         (138)
  Provision for closed stores.......................        --           210
  Amortization of cumulative transition adjustment..        --           (29)
Changes in operating assets and liabilities, net of
 effects of acquisitions:
  Receivables.......................................     (1,520)       1,619
  Inventories.......................................     (1,614)       8,281
  Prepaid expenses..................................        304       (2,307)
  Other noncurrent assets...........................       (373)         590
  Accounts payable..................................     (3,459)     (11,862)
  Other current liabilities and accrued expenses....    (20,662)     (16,548)
  Other noncurrent liabilities......................      4,440         (490)
                                                       --------     --------
Net cash used in operating activities...............     (6,467)      (2,001)
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale.................        --          (235)
Additions to property and equipment.................    (10,695)      (6,839)
Proceeds from sale of property held for sale........        --         2,804
Proceeds from sale of property and equipment........        703          424
Acquisitions of related businesses, net of cash
 acquired...........................................    (57,083)     (33,205)
                                                       --------     --------
Net cash used in investing activities...............    (67,075)     (37,051)
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases...........       (300)        (237)
Principal repayments of long-term debt..............    (12,884)      (4,171)
Proceeds from issuance of long-term debt............     84,600       26,000
Net proceeds from other equity issues...............       (227)         --
Other financing costs...............................     (1,943)         (22)
                                                       --------     --------
Net cash provided by financing activities...........     69,246       21,570
                                                       --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...........     (4,296)     (17,482)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....     31,157       53,354
                                                       --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........   $ 26,861     $ 35,872
                                                       ========     ========

                                                          Three Months Ended
                                                       -------------------------
                                                       December 30, December 28,
                                                           1999         2000
                                                       ------------ ------------
                                                        (13 weeks)   (13 weeks)
Cash paid during the period:
  Interest............................................   $16,970      $19,093
                                                         =======      =======
  Taxes...............................................   $12,112      $   744
                                                         =======      =======

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

   The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. See "Note 8 -- Supplemental Guarantor Information." In order to provide for more streamlined operations, the following direct or indirect subsidiaries of The Pantry were eliminated by being liquidated or being merged into The Pantry, effective as of September 29, 2000: (i) Pantry Properties, Inc.; (ii) TC Capital Management, Inc.; (iii) PH Holding Corporation; (iv) Sandhills, Inc.; and (v) Global Communications, Inc. As a result of the elimination of these subsidiaries, the operations and property formerly carried on and held by such subsidiaries are now carried on and held directly by The Pantry.

   The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 28, 2000 and for the three months ended December 28, 2000 and December 30, 1999 are unaudited. References herein to "The Pantry" or "the Company" shall include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

   We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000 and our Registration Statement on Form S-1 (No. 333-74221), as amended.

   Our results of operations for the three months ended December 28, 2000 and December 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 30, 1999. These acquisitions have been accounted for under the purchase method. See "Note 2 -- Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2001 fiscal year ends on September 27, 2001 and is a 52 week year.

The Pantry

   As of December 28, 2000, we operated approximately 1,337 convenience stores located in Florida, North Carolina, South Carolina, Tennessee, Georgia, Kentucky, Indiana, Virginia, Mississippi and Louisiana. Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,292 locations, 1,018 of which sell gasoline under brand names including Amoco(R), British Petroleum(R), Chevron(R), Citgo(R), Exxon(R), Shell(R), and Texaco(R).

                               THE PANTRY, INC.

NOTE 2--BUSINESS ACQUISITIONS

Fiscal 2001 Acquisitions:

   During the three months ended December 28, 2000, we acquired the businesses described below (the "2001 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

 Date Acquired                        Trade Name     Locations                  Stores
 ------------------------------------ -------------- ------------------------   ------
                                                     Mississippi and
 December 21, 2000................... Fast Lane      Louisiana                    26
                                                     Mississippi and North
 Others (less than five stores)...... Various        Carolina                      2
                                                                                 ---
    Total.....................................................................    28

Fiscal 2000 Acquisitions:

   During fiscal 2000, we acquired the businesses described below (the "2000 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

 Date Acquired                        Trade Name     Locations                  Stores
 ------------------------------------ -------------- ------------------------   ------
 September 14, 2000.................. Food Mart      Mississippi                  18
 July 3, 2000........................ Mini Mart      South Carolina               14
 June 29, 2000....................... Big K          Mississippi                  19
 April 27, 2000...................... Market Express South Carolina                5
                                                     North Carolina and
 January 27, 2000.................... On-The-Way     Southern Virginia            12
 November 11, 1999................... Kangaroo       Georgia                      49
                                                     Charleston, South
 November 4, 1999.................... Cel Oil        Carolina                      7
 October 7, 1999..................... Wicker Mart    North Carolina                7
 Others (less than five stores)...... Various        Florida, North Carolina,
                                                     Virginia, Mississippi
                                                     and South Carolina           12
                                                                                 ---
    Total.....................................................................   143

   The purchase price allocations for many of these acquisitions are preliminary estimates, based on available information and certain assumptions management believes are reasonable. Accordingly, such purchase price allocations are subject to finalization. Goodwill associated with the 2000 acquisitions and the 2001 acquisitions is being amortized over 30 years using the straight-line method.

                               THE PANTRY, INC.

   Purchase prices for the 2001 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

      Assets Acquired:
      Inventories....................................................... $ 1,981
      Prepaid expenses..................................................     260
      Property held for sale............................................   1,397
      Property and equipment............................................   9,351
      Other noncurrent assets...........................................     550
                                                                         -------
        Total assets....................................................  13,539
                                                                         -------

      Liabilities Assumed:
      Other noncurrent liabilities......................................     963
                                                                         -------
        Total liabilities...............................................     963
                                                                         -------
      Net tangible assets acquired......................................  12,576
        Goodwill........................................................  20,629
                                                                         -------
          Total consideration paid, including direct costs, net of cash acquired..................................................... $33,205
                                                                         =======

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                                                          Three months Ended
                                                       -------------------------
                                                       December 30, December 28,
                                                           1999         2000
                                                       ------------ ------------
   Total revenues.....................................    $584.9       $644.9
   Net income.........................................     2,443        1,763
   Earnings per share:
     Basic............................................    $ 0.14       $ 0.10
                                                          ======       ======
     Diluted..........................................    $ 0.13       $ 0.10
                                                          ======       ======

   In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 2000 or fiscal 2001, or of future operations of the combined companies.

                               THE PANTRY, INC.

NOTE 3--INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (in thousands):

                                                      September 28, December 28,
                                                          2000          2000
                                                      ------------- ------------
   Inventories at FIFO cost:
   Merchandise.......................................    $70,461      $68,996
   Gasoline..........................................     28,806       24,573
                                                         -------      -------
                                                          99,267       93,569
   Less adjustment to LIFO cost:
   Merchandise.......................................    (11,305)     (11,907)
                                                         -------      -------
   Inventories at LIFO cost..........................    $87,962      $81,662
                                                         =======      =======

NOTE 4--ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

   As of December 28, 2000, we were contingently liable for outstanding letters of credit in the amount of $17.0 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

   Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998, and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond. In Mississippi, we meet such financial responsibility requirements by state trust fund coverage.

                               THE PANTRY, INC.

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

   The trust funds generally require us to pay deductibles ranging from $10,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. During the next five years, we may spend up to $1.1 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.8 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

NOTE 5--LONG-TERM DEBT

   At September 28, 2000 and December 28, 2000, long-term debt consisted of the following (in thousands):

                                                      September 28, December 28,
                                                          2000          2000
                                                      ------------- ------------
Senior subordinated notes payable; due October 15,
 2007; interest
 payable semi-annually at 10.25%....................    $200,000      $200,000
Term loan facility--Tranche A; interest payable
 monthly at LIBOR plus 3.0%; principal due in
 quarterly installments through January 31, 2004....      61,906        58,406
Term loan facility--Tranche B; interest payable
 monthly at LIBOR plus 3.5%; principal due in
 quarterly installments through January 31, 2006....     179,973       179,500
Term loan facility--Tranche C; interest payable
 monthly at LIBOR plus 3.75%; principal due in
 quarterly installments through January 31, 2006....      74,625        74,437
Acquisition facility; interest payable monthly at
 LIBOR plus 3.0%; principal due in quarterly
 installments beginning July 30, 2001 through
 January 31, 2004...................................      10,000        36,000
Notes payable to McLane Company, Inc.; zero (0.0%)
 interest, with principal due in annual installments
 through February 26, 2003..........................         889           889
Other notes payable; various interest rates and
 maturity dates.....................................         230           220
                                                        --------      --------
Total long-term debt................................     527,623       549,452
Less--current maturities............................     (20,649)      (26,464)
                                                        --------      --------
Long-term debt, net of current maturities...........    $506,974      $522,988
                                                        ========      ========

   The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 8 -- Supplemental Guarantor Information."

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility with outstanding borrowings of $36.0 million, and (iii) term loan facilities with outstanding borrowings of $312.3 million. The acquisition facility is available through January 31, 2001 to finance acquisitions of related businesses. As of December 28, 2000, total outstanding borrowings under our bank credit facility, as amended, were $348.3 million. The LIBOR associated with our bank credit facility resets monthly and as of December 28, 2000, was 6.62%.

   The annual maturities of notes payable are as follows (in thousands):

             Year Ended
             September:
             ----------
              2001.............................. $ 18,052
              2002..............................   34,947
              2003..............................   38,201
              2004..............................   50,244
              2005..............................   88,654
              Thereafter........................  319,354
                                                 --------
                                                 $549,452
                                                 ========

                               THE PANTRY, INC.

   As of December 28, 2000, we had $17.0 million in outstanding letters of credit.

   As of December 28, 2000, we were in compliance with all covenants and restrictions relating to all outstanding borrowings.

   As of December 28, 2000, substantially all of our net assets (which includes those of our subsidiaries) are restricted as to payment of dividends and other distributions.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

   On September 29, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment must be recognized currently in earnings. Upon adoption on September 29, 2000, the cumulative transition adjustment was approximately $424,000 (net of taxes of $326,000).

   The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding long-term debt. Such interest rate swap agreements do not meet the criteria for hedging transactions as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company records all derivatives on the balance sheet at fair value and gains and losses are recognized in earnings (interest expense) in each period. Interest rate swap assets are included in prepaid expenses and other current assets, and interest rate swap liabilities are included in other accrued liabilities. Interest rate swap assets and liabilities were $0 and $911,000, respectively, as of December 28, 2000.

   The components of accumulated other comprehensive deficit, net of related taxes, are as follows (in thousands):

   Cumulative effect of adoption of SFAS No. 133, net................... $(424)
   Amortization reclassified into other comprehensive deficit, net......   (29)
                                                                         -----
   Accumulated other comprehensive deficit.............................. $(453)
                                                                         =====

   The components of comprehensive income, net of related taxes, are as follows (in thousands):

                                          Three Months Ended Three Months Ended
                                          December 30, 1999  December 28, 2000
                                          ------------------ ------------------
   Net income............................       $2,275             $1,907
   Amortization of cumulative effect.....          --                  29
                                                ------             ------
   Comprehensive income..................       $2,275             $1,936
                                                ======             ======

NOTE 7--EARNINGS PER SHARE

   We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

                               THE PANTRY, INC.

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data).

                                                        Three Months Ended
                                                     -------------------------
                                                     December 30, December 28,
                                                         1999         2000
                                                     ------------ ------------
   Net income.......................................   $ 2,275      $ 1,907
                                                       =======      =======
   Earnings per share--basic:
     Weighted-average shares outstanding............    18,111       18,111
                                                       =======      =======
     Net income per share--basic....................   $  0.13      $  0.11
                                                       =======      =======
   Earnings per share--diluted:
     Weighted-average shares outstanding............    18,111       18,111
     Dilutive impact of options and warrants
      outstanding...................................       699          800
                                                       -------      -------
     Weighted-average shares and potential dilutive
      shares outstanding............................    18,810       18,911
                                                       =======      =======
     Net income per share--diluted..................   $  0.12      $  0.10
                                                       =======      =======

   For the quarter ended December 28, 2000, 369,110 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options to purchase such shares were greater than the average market price of our common stock for that period and their inclusion would have been antidilutive.

NOTE 8--SUPPLEMENTAL GUARANTOR INFORMATION

   The Pantry's wholly-owned subsidiary, Lil' Champ Food Stores, Inc. (the "Guarantor"), unconditionally guarantees, on an unsecured senior subordinated basis, the full and prompt performance of our obligations under our senior subordinated notes and our bank credit facility.

   Management has determined that separate financial statements of the Guarantor would not be material to investors and, therefore, such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantor and The Pantry.

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

                                THE PANTRY, INC.

                     Supplemental Combining Balance Sheets

                               September 28, 2000
                             (Dollars in thousands)

                                       Total         Total
                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
ASSETS
Current assets:
 Cash and cash
  equivalents...........  $ 41,107    $ 10,247      $ 2,000     $      --   $ 53,354
 Receivables, net.......    51,886      99,461        3,530      (131,276)    23,601
 Inventories............    50,558      37,404          --            --      87,962
 Prepaid expenses.......     2,052       1,074            5           --       3,131
 Property held for
  sale..................     2,324         --           --            --       2,324
 Deferred income
  taxes.................     1,821         241            8           --       2,070
                          --------    --------      -------     ---------   --------
   Total current
    assets..............   149,748     148,427        5,543      (131,276)   172,442
                          --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........   153,532         --           --       (153,532)       --
                          --------    --------      -------     ---------   --------
Property and equipment,
 net....................   200,711     250,412       15,844           --     466,967
                          --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........   178,197      72,780          --            --     250,977
 Deferred financing
  cost, net.............    12,317         --           --            --      12,317
 Environmental
  receivables...........    10,509       2,310          --            --      12,819
 Intercompany notes
  receivable............   248,868      49,705       17,124      (315,697)       --
 Other noncurrent
  assets................    11,616       5,105          568           --      17,289
                          --------    --------      -------     ---------   --------
   Total other assets...   461,507     129,900       17,692      (315,697)   293,402
                          --------    --------      -------     ---------   --------
Total assets............  $965,498    $528,739      $39,079     $(600,505)  $932,811
                          ========    ========      =======     =========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt........  $ 20,331    $    296      $    22     $     --    $ 20,649
 Current maturities of
  capital lease
  obligations...........       134       1,017          --            --       1,151
 Accounts payable.......    64,872      39,567          --            (66)   104,373
 Accrued interest.......    23,610         --             1       (11,561)    12,050
 Accrued compensation
  and related taxes.....     6,562       7,327          --            --      13,889
 Income taxes payable...     1,250      29,749          (21)      (29,728)     1,250
 Other accrued taxes....     7,044       6,352          --            --      13,396
 Accrued insurance......     3,554       1,716          --            --       5,270
 Other accrued
  liabilities...........    83,000       7,804          122       (80,375)    10,551
                          --------    --------      -------     ---------   --------
   Total current
    liabilities.........   210,357      93,828          124      (121,730)   182,579
                          --------    --------      -------     ---------   --------
Long-term debt..........   506,308         592           74           --     506,974
                          --------    --------      -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............    11,319       2,747          --            --      14,066
 Deferred income
  taxes.................     7,329      25,510        1,669           --      34,508
 Deferred revenue           33,151      21,651          --            --      54,802
 Capital lease
  obligations...........     4,663       7,985          --            --      12,648
 Intercompany notes
  payable...............    67,831     246,968        7,887      (322,686)       --
 Other noncurrent
  liabilities...........     6,560       2,660           34           --       9,254
                          --------    --------      -------     ---------   --------
   Total other
    liabilities.........   130,853     307,521        9,590      (322,686)   125,278
                          --------    --------      -------     ---------   --------
Shareholders' equity:
 Common stock...........       182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............   128,018       6,882       24,212       (31,094)   128,018
 Shareholder loans......      (912)        --           --            --        (912)
 Accumulated earnings
  (deficit).............    (9,308)    119,915           78      (119,993)    (9,308)
                          --------    --------      -------     ---------   --------
   Total shareholders'
    equity..............   117,980     126,798       29,291      (156,089)   117,980
                          --------    --------      -------     ---------   --------
Total liabilities and
 shareholders' equity...  $965,498    $528,739      $39,079     $(600,505)  $932,811
                          ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                     Supplemental Combining Balance Sheets

                               December 28, 2000
                             (Dollars in thousands)

                                       Total        Total
                          The Pantry Guarantor  Non-Guarantor
                           (Issuer)  Subsidiary Subsidiaries  Eliminations  Total
                          ---------- ---------- ------------- ------------ --------
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 24,219   $ 11,563     $    90     $     --    $ 35,872
 Receivables, net.......     23,689      7,461         --         (9,168)    21,982
 Inventories............     47,533     34,129         --            --      81,662
 Income taxes
  receivable............          -      1,425         199        (1,624)         -
 Prepaid expenses.......      2,934      2,762           2           --       5,698
 Property held for
  sale..................        932        --          --            --         932
 Deferred income taxes..      2,147        241           8           --       2,396
                           --------   --------     -------     ---------   --------
 Total current assets...    101,454     57,581         299       (10,792)   148,542
                           --------   --------     -------     ---------   --------
Investment in
 subsidiaries...........     55,685        --          --        (55,685)       --
                           --------   --------     -------     ---------   --------
Property and equipment,
 net....................    207,015    246,061      16,181           --     469,257
                           --------   --------     -------     ---------   --------
Other assets:
 Goodwill, net..........    198,026     72,154         --            --     270,180
 Deferred financing
  cost, net.............     11,815        --          --            --      11,815
 Environmental
  receivables...........     10,509      2,310         --            --      12,819
 Intercompany notes
  receivable............    232,241        --       43,205      (275,446)       --
 Other noncurrent
  assets................     11,708      4,831         568           --      17,107
                           --------   --------     -------     ---------   --------
 Total other assets.....    464,299     79,295      43,773      (275,446)   311,921
                           --------   --------     -------     ---------   --------
Total assets............   $828,453   $382,937     $60,253     $(341,923)  $929,720
                           ========   ========     =======     =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt........   $ 26,168   $    296     $   --      $     --    $ 26,464
 Current maturities of
  capital lease
  obligations...........        134      1,017         --            --       1,151
 Accounts payable.......     55,489     37,022         --            --      92,511
 Accrued interest.......      6,984        --          --            --       6,984
 Accrued compensation
  and related taxes.....      4,888      5,130         --            --      10,018
 Income taxes payable...        727        124         --            --         851
 Other accrued taxes....      3,887      4,269         --            --       8,156
 Accrued insurance......      3,055      1,933         --            --       4,988
 Other accrued
  liabilities...........      3,984      6,240         --           (613)     9,611
                           --------   --------     -------     ---------   --------
 Total current
  liabilities...........    105,316     56,031         --           (613)   160,734
                           --------   --------     -------     ---------   --------
Long-term debt..........    522,396        592         --            --     522,988
                           --------   --------     -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............     11,266      2,662         --            --      13,928
 Deferred income taxes..      7,619     26,333       1,669           --      35,621
 Deferred revenue.......     34,395     21,713         --            --      56,108
 Capital lease
  obligations...........      4,629      7,782         --            --      12,411
 Intercompany notes
  payable...............     17,124    251,148      17,340      (285,612)       --
 Other noncurrent
  liabilities...........      6,274      1,699         523           --       8,496
                           --------   --------     -------     ---------   --------
 Total other
  liabilities...........     81,307    311,337      19,532      (285,612)   126,564
                           --------   --------     -------     ---------   --------
Shareholders' equity:
 Common stock...........        182          1         523          (524)       182
 Additional paid-in
  capital...............    128,018      6,733      40,551       (47,284)   128,018
 Shareholder loans......       (912)       --          --            --        (912)
 Accumulated other
  comprehensive deficit,
  net...................       (453)       --          --            --        (453)
 Accumulated earnings
  (deficit).............     (7,401)     8,243        (353)       (7,890)    (7,401)
                           --------   --------     -------     ---------   --------
 Total shareholders'
  equity................    119,434     14,997      40,721       (55,698)   119,434
                           --------   --------     -------     ---------   --------
Total liabilities and
 shareholders' equity...   $828,453   $382,937     $60,253     $(341,923)  $929,720
                           ========   ========     =======     =========   ========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                      Three Months Ended December 30, 1999
                             (Dollars in thousands)

                           The        Total         Total
                          Pantry    Guarantor   Non-Guarantor
                         (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                         --------  ------------ ------------- ------------ --------
Revenues:
  Merchandise sales..... $120,593    $ 88,898       $--         $    --    $209,491
  Gasoline sales........  211,288     112,861        --              --     324,149
  Commissions...........    4,068       2,682        --              --       6,750
                         --------    --------       ----        --------   --------
    Total revenues......  335,949     204,441        --              --     540,390
                         --------    --------       ----        --------   --------
Cost of sales:
  Merchandise...........   80,818    $ 58,282        --              --     139,100
  Gasoline..............  191,365     101,041        --              --     292,406
                         --------    --------       ----        --------   --------
    Total cost of
     sales..............  272,183     159,323        --              --     431,506
                         --------    --------       ----        --------   --------
Gross profit............   63,766      45,118        --              --     108,884
                         --------    --------       ----        --------   --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............   57,172      22,953        (56)             27     80,096
  Depreciation and
   amortization.........    7,909       5,551          1             --      13,461
                         --------    --------       ----        --------   --------
    Total operating
     expenses...........   65,081      28,504        (55)             27     93,557
                         --------    --------       ----        --------   --------
Income (loss) from
 operations.............   (1,315)     16,614         55             (27)    15,327
                         --------    --------       ----        --------   --------
Equity in earnings of
 subsidiaries...........   12,115         --         --          (12,115)       --
                         --------    --------       ----        --------   --------
Other income (expense):
  Interest expense......   (6,915)     (6,091)        (2)          1,286    (11,722)
  Miscellaneous.........      178       1,500         41          (1,261)       458
                         --------    --------       ----        --------   --------
    Total other income
     (expense)..........   (6,737)     (4,591)        39              25    (11,264)
                         --------    --------       ----        --------   --------
Income before income
 taxes..................    4,063      12,023         94         (12,117)     4,063
Income tax expense......   (1,788)     (4,151)       (51)          4,202     (1,788)
                         --------    --------       ----        --------   --------
Net income.............. $  2,275    $  7,872       $ 43        $ (7,915)  $  2,275
                         ========    ========       ====        ========   ========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                      Three Months Ended December 28, 2000
                             (Dollars in thousands)

                            The       Total        Total
                           Pantry   Guarantor  Non-Guarantor
                          (Issuer)  Subsidiary Subsidiaries  Eliminations  Total
                          --------  ---------- ------------- ------------ --------
Revenues:
  Merchandise sales.....  $136,535   $ 91,935      $--           $--      $228,470
  Gasoline sales........   282,787    117,420       --            --       400,207
  Commissions...........     3,655      2,244       --            --         5,899
                          --------   --------      ----          ----     --------
    Total revenues......   422,977    211,599       --            --       634,576
                          --------   --------      ----          ----     --------
Cost of sales:
  Merchandise...........    89,697     60,565       --            --       150,262
  Gasoline..............   258,411    105,979       --            --       364,390
                          --------   --------      ----          ----     --------
    Total cost of
     sales..............   348,108    166,544       --            --       514,652
                          --------   --------      ----          ----     --------
Gross profit............    74,869     45,055       --            --       119,924
                          --------   --------      ----          ----     --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............    54,618     33,532       --            --        88,150
  Depreciation and
   amortization.........     9,480      5,898       --            --        15,378
                          --------   --------      ----          ----     --------
    Total operating
     expenses...........    64,098     39,430       --            --       103,528
                          --------   --------      ----          ----     --------
Income from operations..    10,771      5,625       --            --        16,396
                          --------   --------      ----          ----     --------
Equity in earnings of
 subsidiaries...........      (826)       --        --            826          --
                          --------   --------      ----          ----     --------
Other income (expense):
  Interest expense......    (7,442)    (6,585)      --            --       (14,027)
  Miscellaneous.........       871        134       --            --         1,005
                          --------   --------      ----          ----     --------
    Total other income
     (expense)..........    (6,571)    (6,451)      --            --       (13,022)
                          --------   --------      ----          ----     --------
Income (loss) before
 income taxes...........     3,374       (826)      --            826        3,374
Income tax expense......    (1,467)       376       --           (376)      (1,467)
                          --------   --------      ----          ----     --------
Net income (loss).......  $  1,907   $   (450)     $--           $450     $  1,907
                          ========   ========      ====          ====     ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                      Three Months Ended December 30, 1999
                             (Dollars in thousands)

                                         Total         Total
                          The Pantry   Guarantor   Non-Guarantor
                           (Issuer)   Subsidiaries Subsidiaries  Eliminations  Total
                          ----------  ------------ ------------- ------------ --------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income..............  $    2,275    $  7,873      $    42      $ (7,915)  $  2,275
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization.........       7,909       5,551            1           --      13,461
  Provision for deferred
   income taxes.........         455         105          --            --         560
  (Gain) loss on sale of
   property and
   equipment............         102          (7)         --            --          95
  Reserves for
   environmental
   issues...............          67         (41)         --            --          26
  Equity earnings of
   affiliates...........      (3,667)        --           --          3,667        --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........      (4,416)    (13,273)      (1,156)       17,325     (1,520)
  Inventories...........        (929)       (685)         --            --      (1,614)
  Prepaid expenses......         132         169            3           --         304
  Other noncurrent
   assets...............         (30)       (347)         --              4       (373)
  Accounts payable......      (1,243)        730       (2,919)          (27)    (3,459)
  Other current
   liabilities and
   accrued expenses           (2,438)      1,665       (4,894)      (14,995)   (20,662)
  Other noncurrent
   liabilities..........       3,621       1,020          --           (201)     4,440
                          ----------    --------      -------      --------   --------
Net cash provided by
 (used in) operating
 activities.............       1,838       2,760       (8,923)       (2,142)    (6,467)
                          ----------    --------      -------      --------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Additions to property
   and equipment........      (4,878)     (5,818)         --              1    (10,695)
  Proceeds from sale of
   property and
   equipment                     296         407          --            --         703
  Intercompany notes
   receivable
   (payable)............      84,737       2,244        5,389       (92,370)       --
  Acquisitions of
   related businesses,
   net of cash acquired    (152,203)         609          --         94,511    (57,083)
                          ----------    --------      -------      --------   --------
Net cash provided by
 (used in) investing
 activities.............     (72,048)     (2,558)       5,389         2,142    (67,075)
                          ----------    --------      -------      --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Principal repayments
   under capital
   leases...............         (45)       (255)         --            --        (300)
  Principal repayments
   of long-term debt....     (12,879)        --            (5)          --     (12,884)
  Proceeds from issuance
   of long-term debt....      84,600         --           --            --      84,600
  Net proceeds from
   initial public
   offering.............        (227)        --           --            --        (227)
  Other financing
   costs................      (1,943)        --           --            --      (1,943)
                          ----------    --------      -------      --------   --------
Net cash provided by
 (used in) financing
 activities.............      69,506        (255)          (5)          --      69,246
                          ----------    --------      -------      --------   --------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS.......        (704)        (53)      (3,539)          --     (4,296)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............      16,446       9,843        4,868           --      31,157
                          ----------    --------      -------      --------   --------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................  $   15,742    $  9,790      $ 1,329      $    --    $ 26,861
                          ==========    ========      =======      ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                      Three Months Ended December 28, 2000
                             (Dollars in thousands)

                                       Total     Total Non-
                          The Pantry Guarantor   Guarantor
                           (Issuer)  Subsidiary Subsidiaries Eliminations  Total
                          ---------- ---------- ------------ ------------ --------
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss).......   $  1,907   $  (452)      $--        $  452     $  1,907
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
  Depreciation and
   amortization.........      9,480     5,898        --            --       15,378
  Provision for deferred
   income taxes.........        290       823        --            --        1,113
  Loss on sale of
   property and
   equipment............        144       131        --            --          275
  Reserves for
   environmental
   issues...............        (53)      (85)       --            --         (138)
  Provision for closed
   stores...............        210       --         --            --          210
  Amortization of
   cumulative transition
   adjustment...........        (29)      --         --            --          (29)
  Equity earnings of
   affiliates...........        449       --         --           (449)        --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........     28,197      (387)       --        (26,191)      1,619
  Inventories...........      5,006     3,275        --            --        8,281
  Prepaid expenses......       (495)   (1,829)       --             17      (2,307)
  Other noncurrent
   assets...............        361       227        --             2          590
  Accounts payable......     (9,383)   (2,545)       --             66     (11,862)
  Other current
   liabilities and
   accrued expenses.....    (11,466)   (5,162)       --             80     (16,548)
  Other noncurrent
   liabilities..........        443      (899)       --            (34)       (490)
                           --------   -------       ----       -------    --------
Net cash provided by
 (used in) operating
 activities.............     25,061    (1,005)       --        (26,057)     (2,001)
                           --------   -------       ----       -------    --------
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Additions to property
   held for sale........       (235)      --         --            --         (235)
  Additions to property
   and equipment........     (5,352)   (1,487)       --            --       (6,839)
  Proceeds from sale of
   property held for
   sale.................      2,804       --         --            --        2,804
  Proceeds from sale of
   property and
   equipment............         16       408        --            --          424
  Intercompany notes
   receivable
   (payable)............    (30,237)    4,180        --         26,057         --
  Acquisitions of
   related businesses,
   net of cash
   acquired.............    (33,209)        4        --            --      (33,205)
                           --------   -------       ----       -------    --------
Net cash provided by
 (used in) investing
 activities.............    (66,213)    3,105        --         26,057     (37,051)
                           --------   -------       ----       -------    --------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Principal repayments
   under capital
   leases...............        (34)     (203)       --            --         (237)
  Principal repayments
   of long-term debt....     (4,171)      --         --            --       (4,171)
  Proceeds from issuance
   of long-term debt....     26,000       --         --            --       26,000
  Other financing
   costs................        (22)      --         --            --          (22)
                           --------   -------       ----       -------    --------
Net cash provided by
 (used in) financing
 activities.............     21,773      (203)       --            --       21,570
                           --------   -------       ----       -------    --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............    (19,379)    1,897        --            --      (17,482)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............     43,598     9,666         90           --       53,354
                           --------   -------       ----       -------    --------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................   $ 24,219   $11,563       $ 90       $   --     $ 35,872
                           ========   =======       ====       =======    ========

                               THE PANTRY, INC.

NOTE 9--SUBSEQUENT EVENTS

   On January 25, 2001, we acquired 11 convenience stores in North Carolina
(10) and Virginia (1) in a single transaction. The acquisition was funded with borrowings under our bank credit facility and cash on hand.

   Subsequent to December 28, 2000, we announced plans to close our administrative facility in Jacksonville, Florida and integrate key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina. We expect that this integration will be completed by the end of our third quarter of fiscal 2001. We anticipate the integration of these facilities will result in pre-tax restructuring and other non-recurring charges totaling $3.0 to $4.0 million and we expect these charges to be recognized throughout the remainder of fiscal 2001.

                               THE PANTRY, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000 and our Registration Statement on Form S-1, as amended.

Introduction

   The Pantry is the leading convenience store operator in the Southeast and the second largest independent operator in the United States. As of December 28, 2000, we operate 1,337 stores in ten Southeastern states. We currently operate in selected markets in Florida (514), North Carolina (343), South Carolina (251), Georgia (57), Mississippi (56), Kentucky (45), Virginia (30), Indiana (18), Tennessee (15) and Louisiana (8). Our network of stores offers a broad selection of merchandise, gasoline and services designed to appeal to the convenience needs of today's time-constrained consumer.

   In our first quarter of fiscal 2001, our net income was $1.9 million, with diluted earnings per share of 10 cents compared to 12 cents a year ago. The shortfall to last year is primarily attributable to several unfavorable market conditions including, but not limited to, (i) sustained high gasoline retail prices, (ii) volatile wholesale gasoline costs, (iii) poor winter weather conditions in the Southeast and (iv) higher interest rates. Despite these unfavorable conditions, our first quarter EBITDA rose 10.4% to $31.8 million and income from operations increased 7.0% percent to $16.4 million for the quarter.

   Total revenues for the quarter increased 17.4% to $634.6 million. The increase is primarily attributable to the contribution from acquired stores, a 17.1% increase in our average retail gasoline price per gallon and comparable store merchandise sales growth. Consistent with our expectations of sustained high gasoline retail prices and lower demand, comparable store gasoline gallon sales declined 6.1%. Demand continues to be influenced by higher gasoline retail prices and our efforts to manage the balance between total location specific gross profit, gasoline gallon volume and merchandise revenue volume. Comparable store merchandise sales were up 1.5%, our 20th consecutive quarterly increase. In addition, we acquired another 28 locations during the first quarter of fiscal 2001.

   We believe our future results will continue to be driven by three key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality and quantity of our growing retail network,

  . our research and investment in new programs, particularly in the services sector, and

  .  sensible store growth in existing and contiguous markets.

   We believe our growing retail network, merchandise programs, purchasing leverage and in-store execution will continue to drive merchandise comparable store sales and support stable merchandise margins. We have focused attention and resources on upgrading locations with the latest gasoline pump technology and designing site plans to drive customer traffic.

   On January 24, 2001, we announced plans to centralize and integrate corporate administrative functions into our primary support center located in Sanford, North Carolina. Our restructuring plan will reduce a number of administrative positions, eliminate our primary Florida administrative facility located in Jacksonville and reduce duplicative expenses. In conjunction with these actions, we anticipate recording a total of approximately $3.0 to $4.0 million in non-recurring charges during our second and third quarters. We expect these activities to generate approximately $3.0 to $4.0 million in annualized savings and anticipate realizing some of these saving in the fourth quarter of fiscal 2001. We believe the integration will provide a more efficient and cost effective administrative support structure and, more importantly, enhance the level of service that we provide to our growing retail network.

                               THE PANTRY, INC.

   On the services front, we continue to maintain a fresh and open approach to convenience and certain services that appeal to our customers. We are constantly reviewing opportunities to get the most out of our growing retail network--now at more than 1,300 stores located in 10 southeastern states. We have focused our attention on increasing ancillary revenues such as lottery commissions, money order sales, telephone income, selected on-site advertising commissions, phone cards, prepaid cellular services, vending income, car wash offerings and other service revenues.

   Finally, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets. We believe these markets have strong demographic and economic growth profiles. We remain pleased with the quantity and quality of acquisition candidates particularly those located in Mississippi and Louisiana, both new and attractive retail markets.

Acquisition History

   Our acquisition strategy focuses on acquiring convenience stores within or contiguous to our existing market areas. We believe intelligently acquiring locations with demonstrated operating results involves lower risk and is generally an economically attractive alternative to traditional site selection and new store development. We do, however, plan to develop new locations in high growth areas within our existing markets.

   The tables below provide information concerning the 2001 acquisitions (as of December 28, 2000) and the 2000 acquisitions:

Fiscal 2001 Acquisitions

Date Acquired            Trade Name     Locations                                          Stores
------------------------ -------------- -------------------------------------------------- ------
December 21, 2000....... Fast Lane      Mississippi and Louisiana                            26
Others (less than five
 stores)................ Various        North Carolina and Mississippi                        2
                                                                                            ---
Total.....................................................................................   28

Fiscal 2000 Acquisitions

Date Acquired            Trade Name     Locations                                          Stores
------------------------ -------------- -------------------------------------------------- ------
September 14, 2000...... Food Mart      Mississippi                                          18
July 3, 2000............ Mini Mart      South Carolina                                       14
June 29, 2000........... Big K          Mississippi                                          19
April 27, 2000.......... Market Express South Carolina                                        5
January 27, 2000........ On-The-Way     North Carolina and Southern Virginia                 12
November 11, 1999....... Kangaroo       Georgia                                              49
November 4, 1999........ Cel Oil        Charleston, South Carolina                            7
October 7, 1999......... Wicker Mart    North Carolina                                        7
Others (less than five   Various        Florida, North Carolina, Virginia, Mississippi and
 stores)................                South Carolina                                       12
                                                                                            ---
Total.....................................................................................  143

  Impact of Acquisitions. The acquisitions highlighted above and related transactions have had a significant impact on our financial condition and results of operations since their respective transaction dates. All of these acquisitions were accounted for under the purchase method and as a result, the consolidated statements of

                               THE PANTRY, INC.
operations herein include the results of operations of acquired stores from the date of acquisition only. Moreover, the consolidated balance sheet as of September 28, 2000 does not include the assets and liabilities relating to those acquisitions consummated after September 28, 2000. As a result, comparisons to prior operating results and prior balance sheets are materially impacted. We intend to continue our acquisition strategy and, accordingly, future results may not necessarily be comparable to historic results.

Results of Operations

 Three Months Ended December 28, 2000 Compared to the Three Months Ended December 30, 1999

  Total Revenue. Total revenue for three months ended December 28, 2000 was $634.6 million compared to $540.4 million for the three months ended December 30, 1999, an increase of $94.2 million or 17.4%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since December 30, 1999 of $64.7 million, an increase in retail gasoline prices and comparable store merchandise sales growth. In the first quarter of fiscal 2001, total revenue increases were inflated by a higher average gasoline retail price of $1.47 per gallon compared to $1.26 per gallon for the first quarter of fiscal 2000.

  Merchandise Revenue. Merchandise revenue for the first quarter of fiscal 2001 was $228.5 million compared to $209.5 million during the first quarter of fiscal 2000, an increase of $19.0 million or 9.1%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since December 30, 1999 of $19.7 million and comparable store merchandise sales growth offset by lost volume from closed stores.

   Comparable store merchandise revenue for the first quarter of fiscal 2001 increased 1.5% over the comparable period fiscal 2000. The increase in comparable store merchandise revenue is primarily attributable to increased customer traffic and general economic and market conditions.

  Gasoline Revenue and Gallons. Gasoline revenue for the first quarter of fiscal 2001 was $400.2 million compared to $324.1 million during the first quarter of fiscal 2000, an increase of $76.1 million or 23.5%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since December 30, 1999 of $44.5 million and a $0.21, or 17.1%, increase in average gasoline gallon retail prices compared to the first quarter of fiscal 2000.

   In the first quarter of fiscal 2001, gasoline gallons sold were 271.7 million compared to 257.8 million during the first quarter of fiscal 2000, an increase of 13.9 million gallons or 5.4%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since December 30, 1999 of 29.8 million gallons, partially offset by a comparable store gasoline gallon sales decline of 6.1% during the period. The comparable store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing wholesale fuel costs and relatively poor winter weather conditions in the Southeast in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

  Commission Revenue. Commission revenue for the first quarter of fiscal 2001 was $5.9 million compared to $6.8 million during the first quarter of fiscal 2000, a decrease of $0.9 million or 12.6%. The decrease is primarily attributable to the loss of $1.1 million in video poker income, partially offset by increases in commission revenues associated with stores acquired or opened since December 30, 1999 and general increases in several other commission categories. The video poker income loss of $1.1 million is attributable to the July 1, 2000 ban on video poker operations in South Carolina.

  Total Gross Profit. Total gross profit for the first quarter of fiscal 2001 was $119.9 million compared to $108.9 million during the first quarter of fiscal 2000, an increase of $11.0 million or 10.1%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since December 30, 1999 of $11.5 million and comparable store merchandise gross profit increases, offset by the comparable store gasoline gallon decrease.

                               THE PANTRY, INC.

  Merchandise Gross Profit and Margin. Merchandise gross profit was $78.2 million for the first quarter of fiscal 2001 compared to $70.4 million for the first quarter of fiscal 2000, an increase of $7.8 million or 11.1%. This increase is primarily attributable to the profits from stores acquired or opened since December 30, 1999 of $7.0 million and comparable store profit increases. Merchandise margin of 34.2% for the first quarter of fiscal 2001 was 60 basis points over the merchandise margin of 33.6% reported for the first quarter of fiscal 2000. The margin increase is primarily due to lower product costs, higher volume incentives and the contribution from food service locations, which have historically higher margins.

  Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $35.8 million for the first quarter of fiscal 2001 compared to $31.7 million for the first quarter of fiscal 2000, an increase of $4.1 million or 12.8%. This increase is primarily attributable to the profits from stores acquired or opened since December 30, 1999 of $5.3 million and higher gasoline margins, partially offset by the comparable store gasoline gallon decline of 6.1%. Gasoline gross profit per gallon was $0.132 in the first quarter of fiscal 2001 compared to $0.123 for the first quarter of fiscal 2000.

  Operating, General and Administrative Expenses. Operating, general and administrative expenses for the first quarter of fiscal 2001 totaled $88.2 million compared to $80.1 million for the first quarter of fiscal 2000, an increase of $8.1 million or 10.1%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since December 30, 1999 of $7.7 million. As a percentage of total revenue, these expenses decreased to 13.9% in the first quarter of fiscal 2001 from 14.8% in the first quarter of fiscal 2000.

  Income from Operations. Income from operations totaled $16.4 million for the first quarter of fiscal 2001 compared to $15.3 million during the first quarter of fiscal 2000, an increase of $1.1 million or 7.0%. The increase is attributable to the factors discussed above and is further reduced by a $1.9 million increase in depreciation and amortization.

  EBITDA. EBITDA represents income (loss) before interest expense, income tax benefit, depreciation and amortization, impairment of long-lived assets, and extraordinary loss. EBITDA for the first quarter of fiscal 2001 totaled $31.8 million compared to EBITDA of $28.8 million during the first quarter of fiscal 2000, an increase of $3.0 million or 10.4%. The increase is attributable to the items discussed above.

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

  Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the first quarter of fiscal 2001 totaled $14.0 million compared to $11.7 million for the first quarter of fiscal 2000, an increase of $2.3 million or 19.7%. The increase in interest expense is primarily attributable to the increased borrowings under our bank credit facility associated with acquisition activity and a general rise in interest rates.

  Income Tax Expense. We recorded income tax expense totaling $1.5 million for the first quarter of fiscal 2001 compared to income tax expense of $1.8 million for the first quarter of fiscal 2000. The change in income tax expense was primarily attributable to the decrease in income before income taxes. Income tax expense is recorded net of changes in valuation allowance to reduce federal and state deferred tax assets to a net amount

                               THE PANTRY, INC.


which we believe more likely than not will be realized, based on estimates of future earnings and the expected timing of temporary difference reversals. Our effective tax rate was 43.5% for the quarter ending December 28, 2000 compared to 44.0% for the quarter ending December 30, 1999.

  Net Income. The net income for the first quarter of fiscal 2001 was $1.9 million compared to net income of $2.3 million for the first quarter of fiscal 2000. The decrease is attributable to the items discussed above.

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, sale-leaseback transactions, asset dispositions and equity investments to finance our operations, pay interest, and fund capital expenditures. We rely on excess cash, supplemented as necessary from time to time by borrowings under our bank facilities, to finance acquisitions. Cash provided by operating activities improved from a shortfall of $6.5 million in the first quarter of fiscal 2000 to a shortfall of $2.0 million for the first quarter of fiscal 2001. We had $35.9 million of cash and cash equivalents on hand at December 28, 2000.

  Fiscal 2001 Acquisitions. For the first quarter of fiscal 2001, we acquired a total of 28 convenience stores in three transactions for approximately $33.2 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand. Subsequent to December 28, 2000, we acquired 11 additional convenience stores in one transaction for approximately $22.4 million, which was funded with borrowings under our bank credit facility and cash on hand.

  Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $7.1 million in the first quarter of fiscal 2001. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

   We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to leaseback the property to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Under our sale-leaseback program, we received $2.8 million during the first quarter of fiscal 2001. Our bank credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Vendor reimbursements primarily relate to oil company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

   In the first quarter of fiscal 2001, we received approximately $3.2 million from sale-leaseback proceeds, asset dispositions and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the three months ended December 28, 2000 were $3.9 million. We anticipate capital expenditures for fiscal 2001 will be approximately $42.0 million.

  Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $348.3 million outstanding under our bank credit facility.

                               THE PANTRY, INC.

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisitions of related businesses with outstanding borrowings of $36.0 million, and (iii) term loan facilities with outstanding borrowings of $312.3 million. As of February 5, 2001, we had $28.0 million available for borrowing or additional letters of credit under the credit facility.

   The interest rates we pay on borrowings under our bank credit facility are variable and are based, at our option, on either LIBOR plus a percentage or the prime rate plus a percentage. If we choose LIBOR, we pay 3.0% per year in addition to LIBOR for our revolving credit facility, our acquisition term facility, and our Tranche A term loan facility. For the Tranche B term loan facility we pay 3.5% per year in addition to LIBOR and for the Tranche C term loan facility we pay 3.75% per year in addition to LIBOR. If we opt for the prime rate we pay 1.5% per year in addition to the prime rate for our revolving credit facility, the acquisition term facility, and the Tranche A term loan facility. For our Tranche B term loan facility we pay 2.0% per year in addition to the prime rate and for the Tranche C term loan facility we pay 2.25% per year in addition to the prime rate.

   In order to reduce our exposure to interest rate fluctuations we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50.0 million that fixes our borrowing rate at 6.28% through November 2001. Effective June 16, 2000, we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our borrowing rate at 6.96% and 6.90%, respectively, through June 2003.

   The Tranche A term loan facility matures in January 2004 and the Tranche B and Tranche C term loan facilities mature in January 2006. All term loan facilities require quarterly payments of principal with annual payments of principal totaling approximately $17.7 million in the remainder of fiscal 2001, $34.5 million in fiscal 2002, $37.9 million in fiscal 2003, $50.2 million in fiscal 2004, $88.6 million in fiscal 2005, and $119.4 million in fiscal 2006. On January 31, 2001, all amounts then outstanding under the acquisition term facility converted into a three-year term loan. The acquisition term facility requires quarterly payments of principal beginning in July 2001 in an amount equal to 9.0% or 10.0%, with respect to the installment payable in January 2004, of the aggregate acquisition term loans outstanding at January 31, 2001.

  Cash Flows from Financing Activities. During the first quarter of fiscal 2001, we used proceeds from our bank credit facility and cash on hand to finance the 2001 acquisitions, make principal repayments and pay related fees and expenses.

  Cash Requirements. We believe that cash on hand, cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months. We will have to obtain additional debt or equity financing to continue our acquisition strategy. There can be no assurance that such financing will be available on favorable terms, or at all.

  Shareholders' Equity. As of December 28, 2000, our shareholders' equity totaled $119.4 million. The $1.5 million increase from September 28, 2000 is attributable to net income for the period and partially offset by the accumulated other comprehensive deficit related to the adoption of SFAS 133.

Environmental Considerations

   We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank

                               THE PANTRY, INC.

systems. In order to comply with this requirement, as of February 2, 2001, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida, we also meet such financial responsibility requirements through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a surety bond.

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

   Environmental reserves of $13.9 million as of December 28, 2000 represent estimates for future expenditures for remediation, tank removal and litigation associated with 377 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of December 28, 2000, amounts that are probable of reimbursement (based on our experience) from those sources total $12.8 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

                               THE PANTRY, INC.


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

Recently Adopted Accounting Standards

   Effective September 29, 2000 we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

   As a result of our financing activities we are exposed to changes in interest rates which may adversely affect our results of operations and financial condition. In seeking to minimize the risk associated with these activities we have entered into interest rate swap arrangements which effectively convert a portion of our variable rate debt to a fixed rate. The adoption of SFAS 133 resulted in a cumulative transition adjustment of approximately $424,000 (net of taxes of $326,000). Interest rate swap assets and liabilities were $0 and $911,000, respectively, as of December 28, 2000.

   Effective September 29, 2000 we adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of certain income, expense and balance sheets in the financial statements. The adoption of SAB 101 did not have a material impact on our results of operations and financial condition.

Inflation

   During the first quarter of fiscal 2001, wholesale gasoline fuel prices continued to increase. Average cost per barrel for the quarter was $31 compared to $25 per barrel for the first quarter of fiscal 2000. Generally we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars and gross profit percentage.

   General CPI, excluding energy, increased 0.30% during the first quarter of fiscal 2001 and food at home, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

                               THE PANTRY, INC.


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

   In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.28% through November 2001. Effective June 16, 2000 we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our Eurodollar rate at 6.96% and 6.90%, respectively, through June 2003. As of December 28, 2000, the fair value of our swap agreements represented a liability of $991,000.

   The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of February 5, 2001.

                            Expected Maturity Date
                            as of December 28, 2000
                            (Dollars in thousands)

                         Fiscal   Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2001     2002     2003     2004     2005    Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $18,052  $34,947  $38,201  $50,244  $88,654   $319,354  $549,452  $542,800
Weighted-average
 interest rate..........   10.17%   10.22%   10.24%   10.22%   10.24%     10.26%    10.23%

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

    99.1 Risk Factors

   (b) Reports on Form 8-K

     None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Pantry, Inc.

                                                  /s/ William T. Flyg
                                          By:
                                              ---------------------------------
                                                      William T. Flyg
                                             Senior Vice President Finance and
                                                         Secretary
                                                  (Authorized Officer and
                                               Principal Financial Officer)

                                          Date: February 12, 2001

                                 EXHIBIT INDEX

 Exhibit Description
   No.   of Document
 ------- -----------
 99.1    Risk Factors.