Form 10-Q
period 2001-03-29
PANTRY INC
filed 2001-05-14
CIK 915862

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

                 For the Quarterly Period Ended March 29, 2001

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

    COMMON STOCK, $0.01 PAR VALUE                18,114,737 SHARES
               (Class)                     (Outstanding at May 7, 2001)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                                 MARCH 29, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I--Financial Information
 Item 1. Financial Statements
   Consolidated Balance Sheets............................................   2
   Consolidated Statements of Operations..................................   3
   Consolidated Statements of Cash Flows..................................   4
   Notes to Consolidated Financial Statements.............................   5
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  22
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  33

Part II--Other Information
 Item 4. Submission of Matters to a Vote of Security Holders..............  34
 Item 6. Exhibits and Reports on Form 8-K.................................  34

                         PART I--FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                       September 28,  March 29,
                                                           2000         2001
                                                       ------------- -----------
                                                         (Audited)   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...........................    $ 53,354     $ 29,029
 Receivables (net of allowances for doubtful accounts
  of $1,205 at September 28, 2000 and $1,077 at March
  29, 2001)..........................................      23,601       23,814
 Inventories (Note 3)................................      87,962       87,854
 Income taxes receivable.............................         --           618
 Prepaid expenses....................................       3,131        5,510
 Property held for sale..............................       2,324          314
 Deferred income taxes...............................       2,070        4,161
                                                         --------     --------
 Total current assets................................     172,442      151,300
                                                         --------     --------
Property and equipment, net..........................     466,967      470,293
                                                         --------     --------
Other assets:
 Goodwill (net of accumulated amortization of $24,352
  at September 28, 2000 and $29,130 at March 29,
  2001)..............................................     250,977      284,729
 Deferred financing cost (net of accumulated
  amortization of $4,513 at September 28, 2000 and
  $5,537 at March 29, 2001)..........................      12,317       11,310
 Environmental receivables (Note 4)..................      12,819       12,819
 Other noncurrent assets.............................      17,289       17,063
                                                         --------     --------
 Total other assets..................................     293,402      325,921
                                                         --------     --------
Total assets.........................................    $932,811     $947,514
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5).......    $ 20,649     $ 34,485
 Current maturities of capital lease obligations.....       1,151        1,151
 Accounts payable....................................     104,373       92,315
 Accrued interest....................................      12,050       11,936
 Accrued compensation and related taxes..............      13,889       11,968
 Income tax payable..................................       1,250          154
 Other accrued taxes.................................      13,396       11,803
 Accrued insurance...................................       5,270        3,963
 Other accrued liabilities...........................      10,551       15,750
                                                         --------     --------
 Total current liabilities...........................     182,579      183,525
                                                         --------     --------
Long-term debt (Note 5)..............................     506,974      524,497
                                                         --------     --------
Other liabilities:
 Environmental reserves (Note 4).....................      14,066       13,766
 Deferred income taxes...............................      34,508       32,764
 Deferred revenue....................................      54,802       60,307
 Capital lease obligations...........................      12,648       12,169
 Other noncurrent liabilities........................       9,254        8,157
                                                         --------     --------
 Total other liabilities.............................     125,278      127,163
                                                         --------     --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Notes 6 and 8):
 Common stock, $.01 par value, 50,000,000 shares
  authorized; 18,111,474 issued and outstanding at
  September 28, 2000 and 18,114,737 at March 29,
  2001...............................................         182          183
 Additional paid-in capital..........................     128,018      128,042
 Shareholder loans...................................        (912)        (862)
 Accumulated other comprehensive deficit (net of
  deferred taxes of $0 at September 28, 2000 and
  $2,110 at March 29, 2001)..........................         --        (2,744)
 Accumulated deficit.................................      (9,308)     (12,290)
                                                         --------     --------
 Total shareholders' equity..........................     117,980      112,329
                                                         --------     --------
Total liabilities and shareholders' equity...........    $932,811     $947,514
                                                         ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                        Three Months
                                            Ended          Six Months Ended
                                      ------------------  --------------------
                                       March     March    March 30,  March 29,
                                      30, 2000  29, 2001    2000       2001
                                      --------  --------  ---------  ---------
                                        (13       (13        (26        (26
                                       weeks)    weeks)    weeks)     weeks)
Revenues:
  Merchandise sales.................. $215,161  $229,740  $ 424,652  $ 458,210
  Gasoline sales.....................  361,674   400,375    685,823    800,582
  Commissions........................    6,984     5,588     13,535     11,154
                                      --------  --------  ---------  ---------
    Total revenues...................  583,819   635,703  1,124,010  1,269,946
                                      --------  --------  ---------  ---------
Cost of sales:
  Merchandise........................  144,221   150,883    283,876    301,791
  Gasoline...........................  334,974   368,560    627,353    732,950
                                      --------  --------  ---------  ---------
    Total cost of sales..............  479,195   519,443    911,229  1,034,741
                                      --------  --------  ---------  ---------
Gross profit.........................  104,624   116,260    212,781    235,205
                                      --------  --------  ---------  ---------
Operating expenses:
  Operating, general and
   administrative expenses...........   82,453    91,278    161,823    178,448
  Restructuring and other charges
   (Note 7)..........................      --      3,470        --       3,470
  Depreciation and amortization......   13,834    15,557     27,295     30,935
                                      --------  --------  ---------  ---------
    Total operating expenses.........   96,287   110,305    189,118    212,853
                                      --------  --------  ---------  ---------
Income from operations...............    8,337     5,955     23,663     22,352
                                      --------  --------  ---------  ---------
Other income (expense):
  Interest expense...................  (13,385)  (14,642)   (25,107)   (28,669)
  Miscellaneous......................      534        36        993      1,040
                                      --------  --------  ---------  ---------
    Total other expense..............  (12,851)  (14,606)   (24,114)   (27,629)
                                      --------  --------  ---------  ---------
Loss before income taxes.............   (4,514)   (8,651)      (451)    (5,277)
Income tax benefit...................    1,986     3,762        198      2,295
                                      --------  --------  ---------  ---------
Net loss............................. $ (2,528) $ (4,889) $    (253) $  (2,982)
                                      ========  ========  =========  =========
Earnings per share (Note 8):
  Basic.............................. $  (0.14) $  (0.27) $   (0.01) $   (0.16)
  Diluted............................ $  (0.14) $  (0.27) $   (0.01) $   (0.16)

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Dollars in thousands)

                                                           Six Months Ended
                                                         ---------------------
                                                         March 30,  March 29,
                                                            2000       2001
                                                         ---------- ----------
                                                         (26 weeks) (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................  $   (253)  $ (2,982)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization.........................    27,295     30,935
  Provision for deferred income taxes...................       515     (1,727)
  Loss on sale of property and equipment................     2,184         19
  Reserves for environmental expenses...................      (907)      (300)
  Provision for closed stores...........................       --         600
  Amortization of cumulative transition adjustment......       --          (6)
Changes in operating assets and liabilities, net of
 effects of acquisitions:
  Receivables...........................................        20       (820)
  Inventories...........................................    (2,914)     3,185
  Prepaid expenses......................................       402     (2,055)
  Other noncurrent assets...............................       375        445
  Accounts payable......................................     7,833    (12,058)
  Other current liabilities and accrued expenses........    (9,255)    (5,680)
  Other noncurrent liabilities..........................     6,649      3,370
                                                          --------   --------
Net cash provided by operating activities...............    31,944     12,926
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property held for sale...................      (655)      (317)
  Additions to property and equipment...................   (21,718)   (16,619)
  Proceeds from sale of property held for sale..........     4,093      3,504
  Proceeds from sale of property and equipment..........     1,148      1,205
  Acquisitions of related businesses, net of cash
   acquired.............................................   (65,688)   (55,938)
                                                          --------   --------
Net cash used in investing activities...................   (82,820)   (68,165)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments under capital leases.............      (576)      (479)
  Principal repayments of long-term debt................   (52,940)    (8,641)
  Proceeds from issuance of long-term debt..............   148,000     40,000
  Repayments of shareholder loans.......................        25         50
  Stock issue costs.....................................      (238)       --
  Proceeds from exercise of stock options...............       --          25
  Other financing costs.................................    (1,985)       (41)
                                                          --------   --------
Net cash provided by financing activities...............    92,286     30,914
                                                          --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    41,410    (24,325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........    31,157     53,354
                                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $ 72,567   $ 29,029
                                                          ========   ========
Cash paid during the period:
  Interest..............................................  $ 23,133   $ 28,783
                                                          ========   ========
  Taxes.................................................  $ 13,217   $  1,164
                                                          ========   ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

   The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. See "Note 9-- Supplemental Guarantor Information." In order to provide for more streamlined operations, the following direct or indirect subsidiaries of The Pantry were eliminated by being liquidated or being merged into The Pantry, effective as of September 28, 2000: (i) Pantry Properties, Inc.; (ii) TC Capital Management, Inc.; (iii) PH Holding Corporation; (iv) Sandhills, Inc.; and (v) Global Communications, Inc. As a result of the elimination of these subsidiaries, the operations and property formerly carried on and held by such subsidiaries are now carried on and held directly by The Pantry.

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 29, 2001 and for the three and six months ended March 29, 2001 and March 30, 2000 are unaudited. References herein to "The Pantry" or "the Company" include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

   We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000.

   Our results of operations for the three and six months ended March 29, 2001 and March 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 30, 1999. These acquisitions have been accounted for under the purchase method. See "Note 2--Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2001 fiscal year ends on September 27, 2001 and is a 52 week year.

The Pantry

   As of March 29, 2001, we operated 1,332 convenience stores located in Florida (510), North Carolina (344), South Carolina (252), Georgia (57), Mississippi (56), Kentucky (43), Virginia (31), Indiana (16), Tennessee (15) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,291 locations, 1,015 of which sell gasoline under brand names including Amoco(R), British Petroleum(R), Chevron(R), Citgo(R), Mobil(R), Exxon(R), Shell(R), and Texaco(R).

                               THE PANTRY, INC.

NOTE 2--BUSINESS ACQUISITIONS

Fiscal 2001 Acquisitions:

   During the six months ended March 29, 2001, we acquired the businesses described below (the "2001 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

Date Acquired                        Trade Name Locations                            Stores
------------------------------------ ---------- ------------------------------------ ------
December 21, 2000................... Fast Lane  Mississippi and Louisiana              26
January 25, 2001.................... East Coast North Carolina and Virginia            11
                                                Mississippi, South Carolina and
Others (less than five stores)...... Various    North Carolina                          4
                                                                                      ---
  Total.............................................................................   41

Fiscal 2000 Acquisitions:

   During fiscal 2000, we acquired the businesses described below (the "2000 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

Date Acquired                      Trade Name     Locations                            Stores
---------------------------------  -------------- ------------------------------------ ------
September 14, 2000...............  Food Mart      Mississippi                            18
July 3, 2000.....................  Mini Mart      South Carolina                         14
June 29, 2000....................  Big K          Mississippi                            19
April 27, 2000...................  Market Express South Carolina                          5
January 27, 2000.................  On-The-Way     North Carolina and Southern Virginia   12
November 11, 1999................  Kangaroo       Georgia                                49
November 4, 1999.................  Cel Oil        South Carolina                          7
October 7, 1999..................  Wicker Mart    North Carolina                          7
Others (less than five stores)...  Various        Florida, North Carolina, Virginia,
                                                  Mississippi and South Carolina         12
                                                                                        ---
  Total...............................................................................  143

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

                               THE PANTRY, INC.

   Purchase prices for the 2001 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

      Assets Acquired:
      Receivables......................................................  $    11
      Inventories......................................................    3,077
      Prepaid expenses.................................................      323
      Property held for sale...........................................    1,397
      Property and equipment...........................................   13,808
      Other non-current assets.........................................      550
                                                                         -------
        Total assets...................................................   19,166
                                                                         -------
      Liabilities Assumed:
      Other non-current liabilities....................................      963
                                                                         -------
        Total liabilities..............................................      963
                                                                         -------
      Net tangible assets acquired.....................................   18,203
        Goodwill.......................................................   37,735
                                                                         -------
          Total consideration paid, including direct costs, net of cash acquired....................................................  $55,938
                                                                         =======


   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                                                            Six Months Ended
                                                          ---------------------
                                                          March 30,  March 29,
                                                             2000       2001
                                                          ---------- ----------
   Total revenues........................................ $1,242,837 $1,301,185
   Net income (loss).....................................        575     (2,758)
   Earnings per share:
     Basic............................................... $     0.03 $    (0.15)
                                                          ========== ==========
     Diluted............................................. $     0.03 $    (0.15)
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

                               THE PANTRY, INC.

NOTE 3--INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (in thousands):

                                                        September 28, March 29,
                                                            2000        2001
                                                        ------------- ---------
   Inventories at FIFO cost:
   Merchandise.........................................   $ 70,461    $ 71,679
   Gasoline............................................     28,806      28,719
                                                          --------    --------
                                                            99,267     100,398
   Less adjustment to LIFO cost:
   Merchandise.........................................    (11,305)    (12,544)
                                                          --------    --------
   Inventories at LIFO cost............................   $ 87,962    $ 87,854
                                                          ========    ========

NOTE 4--ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

   As of March 29, 2001, we were contingently liable for outstanding letters of credit in the amount of $15.5 million related primarily to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

   Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998, and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999, and meet such requirements thereafter through private commercial liability insurance and a surety bond. In Mississippi, we meet such financial responsibility requirements by state trust fund coverage.

   Regulations enacted by the EPA in 1988 established requirements for:

  .  installing underground storage tank systems;

  .  upgrading underground storage tank systems;

  .  taking corrective action in response to releases;

                               THE PANTRY, INC.

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

   State Trust Funds. All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust programs. We have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credit against our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

  .  the per-site deductible;

  . costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

  .  removal and disposal of underground storage tank systems; and

  . costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

   The trust funds generally require us to pay deductibles ranging from $5,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.0 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.8 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.


   Several of the locations identified as contaminated are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

                               THE PANTRY, INC.

NOTE 5--LONG-TERM DEBT

   At September 28, 2000 and March 29, 2001, long-term debt consisted of the following (in thousands):

                                                       September 28,  March
                                                           2000      29, 2001
                                                       ------------- --------
Senior subordinated notes payable; due October 15,
 2007; interest payable semi-annually at 10.25%.......   $200,000    $200,000
Term loan facility--Tranche A; interest payable
 monthly at LIBOR plus 3.0%; principal due in
 quarterly installments through January 31, 2004......     61,906      54,906
Term loan facility--Tranche B; interest payable
 monthly at LIBOR plus 3.5%; principal due in
 quarterly installments through January 31, 2006......    179,973     179,026
Term loan facility--Tranche C; interest payable
 monthly at LIBOR plus 3.75%; principal due in
 quarterly installments through July 31, 2006.........     74,625      74,250
Acquisition facility; interest payable monthly at
 LIBOR plus 3.0%; principal due in quarterly
 installments beginning July 30, 2001 through January
 31, 2004.............................................     10,000      50,000
Notes payable to McLane Company, Inc.; zero (0.0%)
 interest, with principal due in annual installments
 through February 26, 2003............................        889         592
Other notes payable; various interest rates and
 maturity dates.......................................        230         208
                                                         --------    --------
Total long-term debt..................................    527,623     558,982
Less--current maturities..............................    (20,649)    (34,485)
                                                         --------    --------
Long-term debt, net of current maturities.............   $506,974    $524,497
                                                         ========    ========

   The senior subordinated notes are unconditionally guaranteed, on an unsecured basis, as to the payment of principal, premium, if any, and interest, jointly and severally, by all subsidiary guarantors. See "Note 9-- Supplemental Guarantor Information."

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility with outstanding borrowings of $50.0 million, and (iii) term loan facilities with outstanding borrowings of $308.2 million. As of March 29, 2001, total outstanding borrowings under our bank credit facility, as amended, were $358.2 million. In addition, as of March 29, 2001, we had $15.5 million in outstanding letters of credit. The LIBOR associated with our bank credit facility resets monthly and as of March 29, 2001, was 5.39%.

   The annual maturities of notes payable are as follows (in thousands):

             Year Ended September:
             ---------------------
             2001............................... $ 14,844
             2002...............................   39,987
             2003...............................   43,241
             2004...............................   52,903
             2005...............................   88,654
             Thereafter.........................  319,353
                                                 --------
                                                 $558,982
                                                 ========

   As of March 29, 2001, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets (which includes those of our subsidiaries) are restricted as to payment of dividends and other distributions.

                               THE PANTRY, INC.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

   On September 29, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption on September 29, 2000, the cumulative transition adjustment was approximately $424.0 thousand (net of taxes of $326.0 thousand).

   The Company enters into interest rate swap and collar agreements to modify the interest characteristics of its outstanding long-term debt and has designated each qualifying instrument as a cash flow hedge. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest expense of $632.0 thousand was recorded in the second quarter of fiscal 2001 for both the ineffective portion of the cash flow hedges and the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

   The fair values of the Company's interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. Interest rate swap assets are included in prepaid expenses and other current assets, and interest rate swap liabilities are included in other accrued liabilities. Interest rate swap assets and liabilities were $0 and $5.6 million, respectively, as of March 29, 2001.

   The components of accumulated other comprehensive deficit, net of related taxes, are as follows (in thousands):

   Cumulative effect of adoption of SFAS No. 133, net of taxes of
    $326.............................................................  $  (424)
   Amortization reclassified into other comprehensive deficit, net of
    taxes of $2......................................................       (6)
   Unrealized losses on qualifying cash flow hedges, net of taxes of
    $1,782...........................................................   (2,314)
                                                                       -------
   Accumulated other comprehensive deficit...........................  $(2,744)
                                                                       =======

   The components of comprehensive loss, net of related taxes, are as follows (in thousands):

                         Three Months Ended Three Months Ended Six Months Ended Six Months Ended
                           March 30, 2000     March 29, 2001    March 30, 2000   March 29, 2001
                         ------------------ ------------------ ---------------- ----------------
Net loss................      $(2,528)           $(4,889)           $(253)          $(2,982)
Amortization of
 cumulative effect......          --                  23              --                 (6)
Unrealized losses on
 qualifying cash flow
 hedges.................          --              (2,314)             --             (2,314)
                              -------            -------            -----           -------
Comprehensive loss......      $(2,528)           $(7,180)           $(253)          $(5,302)
                              =======            =======            =====           =======

                               THE PANTRY, INC.

NOTE 7--RESTRUCTURING CHARGE

   During the quarter ended March 29, 2001 the Company announced a plan designed to strengthen its organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan includes closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into the Company's corporate headquarters located in Sanford, North Carolina. In addition, the Company plans to provide more efficient and streamlined operations by merging Lil' Champ Food Stores, Inc. into The Pantry on or about June 28, 2001. The Company expects that this integration, which is scheduled for completion by fiscal year end, will reduce pre-tax operating expenses by approximately $4.0 to $5.0 million annually, beginning in fiscal 2002.

   As a result of this plan, the Company recorded a pre-tax restructuring charge of $3.3 million and other non-recurring charges of $220.0 thousand for related actions during the second quarter of fiscal 2001. The restructuring charge consisted of $1.5 million of employee termination benefits, $1.3 million of lease obligations, and $365.0 thousand of legal and other professional consultant fees. The other non-recurring charges of $220.0 thousand were one-time expenses as a result of this restructuring plan and included charges for the following; (i) relocation and staffing, (ii) non-capital systems integration, (iii) travel and (iv) other miscellaneous costs. Employee termination benefits represent severance and outplacement benefits for 82 employees, 52 of which are in administrative positions and 30 are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rentals for the Jacksonville facility. Activity related to the restructuring accruals was as follows:

                                       Restructuring charges (in thousands):
                                    --------------------------------------------
                                    Total 2001  Cash    Non-cash  March 29, 2001
                                     Expense   Outlays Write-offs    Reserve
                                    ---------- ------- ---------- --------------
Employee termination...............   $1,546    $--       $--         $1,546
Lease termination..................    1,339     --        --          1,339
Legal and other professional.......      365      97       --            268
                                      ------    ----      ----        ------
  Total restructuring reserve......   $3,250    $ 97      $ --        $3,153
                                      ======    ====      ====        ======

                               THE PANTRY, INC.

NOTE 8--EARNINGS PER SHARE

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

                                        Three Months Ended   Six Months Ended
                                        ------------------- -------------------
                                        March 30, March 29, March 30, March 29,
                                          2000      2001      2000      2001
                                        --------- --------- --------- ---------
Net loss...............................  $(2,528)  $(4,889)  $ (253)   $(2,982)
                                         =======   =======   ======    =======
Earnings per share--basic:
  Weighted-average shares outstanding..   18,111    18,112   18,111     18,112
                                         =======   =======   ======    =======
  Net loss per share--basic............  $ (0.14)  $ (0.27)  $(0.01)   $ (0.16)
                                         =======   =======   ======    =======
Earnings per share--diluted:
  Weighted-average shares outstanding..   18,111    18,112   18,111     18,112
  Dilutive impact of options and
   warrants outstanding................      --        --       --         --
                                         -------   -------   ------    -------
  Weighted-average shares and potential
   dilutive shares outstanding.........   18,111    18,112   18,111     18,112
                                         =======   =======   ======    =======
  Net loss per share--diluted..........  $ (0.14)  $ (0.27)  $(0.01)   $ (0.16)
                                         =======   =======   ======    =======

   For the three and six months ended March 29, 2001, 3.5 million options and warrants to purchase shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

NOTE 9--SUPPLEMENTAL GUARANTOR INFORMATION

   The Pantry's wholly owned subsidiary, Lil' Champ Food Stores, Inc. (the "Guarantor"), unconditionally guarantees, on an unsecured senior subordinated basis, the full and prompt performance of our obligations under our senior subordinated notes and our bank credit facility.

   Management has determined that separate financial statements of the Guarantor would not be material to investors and, therefore, such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantor and The Pantry.

   We account for our wholly owned subsidiaries on the equity basis. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions.

                                THE PANTRY, INC.

                     Supplemental Combining Balance Sheets

                               September 28, 2000
                             (Dollars in thousands)

                                        Total         Total
                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 41,107    $ 10,247      $ 2,000     $     --    $ 53,354
 Receivables, net.......     51,886      99,461        3,530      (131,276)    23,601
 Inventories............     50,558      37,404          --            --      87,962
 Prepaid expenses.......      2,052       1,074            5           --       3,131
 Property held for
  sale..................      2,324         --           --            --       2,324
 Deferred income taxes..      1,821         241            8           --       2,070
                           --------    --------      -------     ---------   --------
 Total current assets...    149,748     148,427        5,543      (131,276)   172,442
                           --------    --------      -------     ---------   --------
Investment in
 subsidiaries...........    153,532         --           --       (153,532)       --
                           --------    --------      -------     ---------   --------
Property and equipment,
 net....................    200,711     250,412       15,844           --     466,967
                           --------    --------      -------     ---------   --------
Other assets:
 Goodwill, net..........    178,197      72,780          --            --     250,977
 Deferred financing
  cost, net.............     12,317         --           --            --      12,317
 Environmental
  receivables...........     10,509       2,310          --            --      12,819
 Intercompany notes
  receivable............    248,868      49,705       17,124      (315,697)       --
 Other noncurrent
  assets................     11,616       5,105          568           --      17,289
                           --------    --------      -------     ---------   --------
 Total other assets.....    461,507     129,900       17,692      (315,697)   293,402
                           --------    --------      -------     ---------   --------
Total assets............   $965,498    $528,739      $39,079     $(600,505)  $932,811
                           ========    ========      =======     =========   ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt........   $ 20,331    $    296      $    22     $     --    $ 20,649
 Current maturities of
  capital lease
  obligations...........        134       1,017          --            --       1,151
 Accounts payable.......     64,872      39,567          --            (66)   104,373
 Accrued interest.......     23,610         --             1       (11,561)    12,050
 Accrued compensation
  and related taxes.....      6,562       7,327          --            --      13,889
 Income taxes payable...      1,250      29,749          (21)      (29,728)     1,250
 Other accrued taxes....      7,044       6,352          --            --      13,396
 Accrued insurance......      3,554       1,716          --            --       5,270
 Other accrued
  liabilities...........     83,000       7,804          122       (80,375)    10,551
                           --------    --------      -------     ---------   --------
 Total current
  liabilities...........    210,357      93,828          124      (121,730)   182,579
                           --------    --------      -------     ---------   --------
Long-term debt..........    506,308         592           74           --     506,974
                           --------    --------      -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............     11,319       2,747          --            --      14,066
 Deferred income taxes..      7,329      25,510        1,669           --      34,508
 Deferred revenue.......     33,151      21,651          --            --      54,802
 Capital lease
  obligations...........      4,663       7,985          --            --      12,648
 Intercompany notes
  payable...............     67,831     246,968        7,887      (322,686)       --
 Other noncurrent
  liabilities...........      6,560       2,660           34           --       9,254
                           --------    --------      -------     ---------   --------
 Total other
  liabilities...........    130,853     307,521        9,590      (322,686)   125,278
                           --------    --------      -------     ---------   --------
Shareholders' equity:
 Common stock...........        182           1        5,001        (5,002)       182
 Additional paid-in
  capital...............    128,018       6,882       24,212       (31,094)   128,018
 Shareholder loans......       (912)        --           --            --        (912)
 Accumulated earnings
  (deficit).............     (9,308)    119,915           78      (119,993)    (9,308)
                           --------    --------      -------     ---------   --------
 Total shareholders'
  equity................    117,980     126,798       29,291      (156,089)   117,980
                           --------    --------      -------     ---------   --------
Total liabilities and
 shareholders' equity...   $965,498    $528,739      $39,079     $(600,505)  $932,811
                           ========    ========      =======     =========   ========

                                THE PANTRY, INC.

                     Supplemental Combining Balance Sheets

                                 March 29, 2001
                             (Dollars in thousands)

                                       Total        Total
                          The Pantry Guarantor  Non-Guarantor
                           (Issuer)  Subsidiary Subsidiaries  Eliminations  Total
                          ---------- ---------- ------------- ------------ --------
ASSETS
Current assets:
 Cash and cash
  equivalents...........   $ 27,950   $    989     $    90     $     --    $ 29,029
 Receivables, net.......     16,914      9,509         --         (2,609)    23,814
 Inventories............     52,956     34,898         --            --      87,854
 Income taxes
  receivable............        618        --          199          (199)       618
 Prepaid expenses.......      3,077      2,431           2           --       5,510
 Property held for
  sale..................        314        --          --            --         314
 Deferred income taxes..      3,912        241           8           --       4,161
                           --------   --------     -------     ---------   --------
 Total current assets...    105,741     48,068         299        (2,808)   151,300
                           --------   --------     -------     ---------   --------
Investment in
 subsidiaries...........     55,113        --          --        (55,113)       --
                           --------   --------     -------     ---------   --------
Property and equipment,
 net....................    228,014    241,806         473           --     470,293
                           --------   --------     -------     ---------   --------
Other assets:
 Goodwill, net..........    213,203     71,526         --            --     284,729
 Deferred financing
  cost, net.............     11,310        --          --            --      11,310
 Environmental
  receivables...........     10,509      2,310         --            --      12,819
 Intercompany notes
  receivable............    216,021         44      43,399      (259,464)       --
 Other noncurrent
  assets................     12,038      4,969          56           --      17,063
                           --------   --------     -------     ---------   --------
 Total other assets.....    463,081     78,849      43,455      (259,464)   325,921
                           --------   --------     -------     ---------   --------
Total assets............   $851,949   $368,723     $44,227     $(317,385)  $947,514
                           ========   ========     =======     =========   ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt........   $ 34,189   $    296     $   --      $     --    $ 34,485
 Current maturities of
  capital lease
  obligations...........        134      1,017         --            --       1,151
 Accounts payable.......     63,295     29,020         --            --      92,315
 Accrued interest.......     11,936        --          --            --      11,936
 Accrued compensation
  and related taxes.....      6,138      5,879         --            (49)    11,968
 Income taxes payable...        --         305         --           (151)       154
 Other accrued taxes....      5,634      6,169         --            --      11,803
 Accrued insurance......      2,210      1,753         --            --       3,963
 Other accrued
  liabilities...........     10,495      5,191         --             64     15,750
                           --------   --------     -------     ---------   --------
 Total current
  liabilities...........    134,031     49,630         --           (136)   183,525
                           --------   --------     -------     ---------   --------
Long-term debt..........    524,201        296         --            --     524,497
                           --------   --------     -------     ---------   --------
Other liabilities:
 Environmental
  reserves..............     11,168      2,598         --            --      13,766
 Deferred income taxes..      6,874     24,221       1,669           --      32,764
 Deferred revenue.......     34,957     25,350         --            --      60,307
 Capital lease
  obligations...........      4,596      7,573         --            --      12,169
 Intercompany notes
  payable...............     17,124    243,687       1,314      (262,125)       --
 Other noncurrent
  liabilities...........      6,669        965         523           --       8,157
                           --------   --------     -------     ---------   --------
 Total other
  liabilities...........     81,388    304,394       3,506      (262,125)   127,163
                           --------   --------     -------     ---------   --------
Shareholders' equity:
 Common stock...........        183          1         523          (524)       183
 Additional paid-in
  capital...............    128,042      6,733      40,551       (47,284)   128,042
 Shareholder loans......       (862)       --          --            --        (862)
 Accumulated other
  comprehensive deficit,
  net...................     (2,744)       --          --            --      (2,744)
 Accumulated earnings
  (deficit).............    (12,290)     7,669        (353)       (7,316)   (12,290)
                           --------   --------     -------     ---------   --------
 Total shareholders'
  equity................    112,329     14,403      40,721       (55,124)   112,329
                           --------   --------     -------     ---------   --------
Total liabilities and
 shareholders' equity...   $851,949   $368,723     $44,227     $(317,385)  $947,514
                           ========   ========     =======     =========   ========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                       Three Months Ended March 30, 2000
                             (Dollars in thousands)

                                       Total         Total
                         The Pantry  Guarantor   Non-Guarantor
                          (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                         ---------- ------------ ------------- ------------ --------
Revenues:
  Merchandise sales.....  $122,782    $ 92,379       $--         $    --    $215,161
  Gasoline sales........   231,923     129,751        --              --     361,674
  Commissions...........     4,240       2,744        --              --       6,984
                          --------    --------       ----        --------   --------
    Total revenues......   358,945     224,874        --              --     583,819
                          --------    --------       ----        --------   --------
Cost of sales:
  Merchandise...........    83,809      60,412        --              --     144,221
  Gasoline..............   215,360     119,614        --              --     334,974
                          --------    --------       ----        --------   --------
    Total cost of
     sales..............   299,169     180,026        --              --     479,195
                          --------    --------       ----        --------   --------
Gross profit............    59,776      44,848        --              --     104,624
                          --------    --------       ----        --------   --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............    59,480      43,560        (48)        (20,539)    82,453
  Depreciation and
   amortization.........     8,012       5,820          2             --      13,834
                          --------    --------       ----        --------   --------
    Total operating
     expenses...........    67,492      49,380        (46)        (20,539)    96,287
                          --------    --------       ----        --------   --------
Income (loss) from
 operations.............    (7,716)    (4,532)         46          20,539      8,337
                          --------    --------       ----        --------   --------
Equity in earnings of
 subsidiaries...........    11,480         --         --          (11,480)       --
                          --------    --------       ----        --------   --------
Other income (expense):
  Interest expense......    (8,607)     (6,099)        (2)          1,323    (13,385)
  Miscellaneous.........       329      21,999         69         (21,863)       534
                          --------    --------       ----        --------   --------
    Total other income
     (expense)..........    (8,278)     15,900         67         (20,540)   (12,851)
                          --------    --------       ----        --------   --------
Income (loss) before
 income taxes...........    (4,514)     11,368        113         (11,481)    (4,514)
Income tax benefit
 (expense)..............     1,986      (3,834)       (55)          3,889      1,986
                          --------    --------       ----        --------   --------
Net income (loss).......  $ (2,528)   $  7,534       $ 58        $ (7,592)  $ (2,528)
                          ========    ========       ====        ========   ========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                       Three Months Ended March 29, 2001
                             (Dollars in thousands)

                                       Total        Total
                          The Pantry Guarantor  Non-Guarantor
                           (Issuer)  Subsidiary Subsidiaries  Eliminations  Total
                          ---------- ---------- ------------- ------------ --------
Revenues:
  Merchandise sales.....   $138,091   $ 91,649      $ --         $ --      $229,740
  Gasoline sales........    279,025    121,350        --           --       400,375
  Commissions...........      3,217      2,371        --           --         5,588
                           --------   --------      -----        -----     --------
    Total revenues......    420,333    215,370        --           --       635,703
                           --------   --------      -----        -----     --------
Cost of sales:
  Merchandise...........     91,155     59,728        --           --       150,883
  Gasoline..............    257,093    111,467        --           --       368,560
                           --------   --------      -----        -----     --------
    Total cost of
     sales..............    348,248    171,195        --           --       519,443
                           --------   --------      -----        -----     --------
Gross profit............     72,085     44,175        --           --       116,260
                           --------   --------      -----        -----     --------
Operating expenses:
  Operating, general and
   administrative
   expenses.............     58,383     32,895        --           --        91,278
  Restructuring and
   other charges........      3,470        --         --           --         3,470
  Depreciation and
   amortization.........      9,435      6,122        --           --        15,557
                           --------   --------      -----        -----     --------
    Total operating
     expenses...........     71,288     39,017        --           --       110,305
                           --------   --------      -----        -----     --------
Income from operations..        797      5,158        --           --         5,955
                           --------   --------      -----        -----     --------
Equity in earnings of
 subsidiaries...........     (1,109)       --         --         1,109          --
                           --------   --------      -----        -----     --------
Other income (expense):
  Interest expense......     (8,255)    (6,387)       --           --       (14,642)
  Miscellaneous.........        (84)       120        --           --            36
                           --------   --------      -----        -----     --------
    Total other income
     (expense)..........     (8,339)    (6,267)       --           --       (14,606)
                           --------   --------      -----        -----     --------
Loss before income
 taxes..................     (8,651)    (1,109)       --         1,109       (8,651)
Income tax benefit......      3,762        536        --          (536)       3,762
                           --------   --------      -----        -----     --------
Net loss................   $ (4,889)  $   (573)     $ --         $ 573     $ (4,889)
                           ========   ========      =====        =====     ========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                        Six Months Ended March 30, 2000
                             (Dollars in thousands)

                           The        Total         Total
                          Pantry    Guarantor   Non-Guarantor
                         (Issuer)  Subsidiaries Subsidiaries  Eliminations   Total
                         --------  ------------ ------------- ------------ ---------
Revenues:
  Merchandise sales..... $243,375    $181,277       $ --        $    --    $ 424,652
  Gasoline sales........  443,211     242,612         --             --      685,823
  Commissions...........    8,109       5,426         --             --       13,535
                         --------    --------       -----       --------   ---------
    Total revenues......  694,695     429,315         --             --    1,124,010
                         --------    --------       -----       --------   ---------
Cost of sales:
  Merchandise...........  164,737     119,139         --             --      283,876
  Gasoline..............  406,725     220,628         --             --      627,353
                         --------    --------       -----       --------   ---------
    Total cost of
     sales..............  571,462     339,767         --             --      911,229
                         --------    --------       -----       --------   ---------
Gross profit............  123,233      89,548         --             --      212,781
                         --------    --------       -----       --------   ---------
Operating expenses:
  Operating, general and
   administrative
   expenses.............  116,343      66,095        (104)       (20,511)    161,823
  Depreciation and
   amortization.........   15,921      11,371           3            --       27,295
                         --------    --------       -----       --------   ---------
    Total operating
     expenses...........  132,264      77,466        (101)       (20,511)    189,118
                         --------    --------       -----       --------   ---------
Income (loss) from
 operations.............   (9,031)     12,082         101         20,511      23,663
                         --------    --------       -----       --------   ---------
Equity in earnings of
 subsidiaries...........   23,595         --          --         (23,595)        --
                         --------    --------       -----       --------   ---------
Other income (expense):
  Interest expense......  (15,522)    (12,190)         (4)         2,609     (25,107)
  Miscellaneous.........      507      23,499         110        (23,123)        993
                         --------    --------       -----       --------   ---------
    Total other income
     (expense)..........  (15,015)     11,309         106        (20,514)    (24,114)
                         --------    --------       -----       --------   ---------
Income (loss) before
 income taxes...........     (451)     23,391         207        (23,598)       (451)
Income tax benefit
 (expense)..............      198      (7,985)       (106)         8,091         198
                         --------    --------       -----       --------   ---------
Net income (loss)....... $   (253)   $ 15,406       $ 101       $(15,507)  $    (253)
                         ========    ========       =====       ========   =========

                                THE PANTRY, INC.

                 Supplemental Combining Statement of Operations

                        Six Months Ended March 29, 2001
                             (Dollars in thousands)

                            The       Total        Total
                           Pantry   Guarantor  Non-Guarantor
                          (Issuer)  Subsidiary Subsidiaries  Eliminations   Total
                          --------  ---------- ------------- ------------ ---------
Revenues:
  Merchandise sales.....  $274,626   $183,584      $--          $  --     $ 458,210
  Gasoline sales........   561,812    238,770       --             --       800,582
  Commissions...........     6,579      4,575       --             --        11,154
                          --------   --------      ----         ------    ---------
    Total revenues......   843,017    426,929       --             --     1,269,946
                          --------   --------      ----         ------    ---------
Cost of sales:
  Merchandise...........   181,016    120,775       --             --       301,791
  Gasoline..............   515,504    217,446       --             --       732,950
                          --------   --------      ----         ------    ---------
    Total cost of
     sales..............   696,520    338,221       --             --     1,034,741
                          --------   --------      ----         ------    ---------
Gross profit............   146,497     88,708       --             --       235,205
                          --------   --------      ----         ------    ---------
Operating expenses:
  Operating, general and
   administrative
   Expenses.............   112,544     65,904       --             --       178,448
  Restructuring and
   other charges........     3,470        --        --             --         3,470
  Depreciation and
   amortization.........    18,915     12,020       --             --        30,935
                          --------   --------      ----         ------    ---------
    Total operating
     expenses...........   134,929     77,924       --             --       212,853
                          --------   --------      ----         ------    ---------
Income from operations..    11,568     10,784       --             --        22,352
                          --------   --------      ----         ------    ---------
Equity in earnings of
 subsidiaries...........    (1,935)       --        --           1,935          --
                          --------   --------      ----         ------    ---------
Other income (expense):
  Interest expense......   (15,697)   (12,972)      --             --       (28,669)
  Miscellaneous.........       787        253       --             --         1,040
                          --------   --------      ----         ------    ---------
    Total other income
     (expense)..........   (14,910)   (12,719)      --             --       (27,629)
                          --------   --------      ----         ------    ---------
Loss before income
 taxes..................    (5,277)    (1,935)      --           1,935       (5,277)
Income tax benefit......     2,295        912       --            (912)       2,295
                          --------   --------      ----         ------    ---------
Net loss................  $ (2,982)  $ (1,023)     $--          $1,023    $  (2,982)
                          ========   ========      ====         ======    =========

                                THE PANTRY, INC.

                                The Pantry, Inc.
                Supplemental Combining Statements of Cash Flows
                        Six Months Ended March 30, 2000
                             (Dollars in thousands)

                                        Total         Total
                          The Pantry  Guarantor   Non-Guarantor
                           (Issuer)  Subsidiaries Subsidiaries  Eliminations  Total
                          ---------- ------------ ------------- ------------ --------
CASH FLOWS FROM
 OPERATING ACTIVITIES...
Net income (loss).......   $   (253)   $ 15,406      $   101      $(15,507)  $   (253)
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 (used in) operating
 activities:
  Depreciation and
   amortization.........     15,921      11,371            3           --      27,295
  Provision for deferred
   income taxes.........        455          63          --             (3)       515
  (Gain) loss on sale of
   property and
   equipment............        885       1,299          --            --       2,184
  Reserves for
   environmental
   issues...............       (619)       (288)         --            --        (907)
  Equity earnings of
   affiliates...........    (11,258)        --           --         11,258        --
Changes in operating
 assets and liabilities,
 net:
  Receivables...........    (10,262)    (25,858)      (1,157)       37,297         20
  Inventories...........     (1,991)       (923)         --            --      (2,914)
  Prepaid expenses......        177         222            3           --         402
  Other noncurrent
   assets...............        137          70          --            168        375
  Accounts payable......      2,640       8,164       (2,919)          (52)     7,833
  Other current
   liabilities and
   accrued expenses.....     12,904      11,654       (4,840)      (28,973)    (9,255)
  Other noncurrent
   liabilities..........      4,397       2,450          --           (198)     6,649
                           --------    --------      -------      --------   --------
Net cash provided by
 (used in) operating
 activities.............     13,133      23,630       (8,809)        3,990     31,944
                           --------    --------      -------      --------   --------
CASH FLOWS FROM
 INVESTING ACTIVITIES...
  Additions to property
   held for sale........       (655)        --           --            --        (655)
  Additions to property
   and equipment........     (9,434)    (12,284)         --            --     (21,718)
  Proceeds from sale of
   property held of
   sale.................      4,093         --           --            --       4,093
  Proceeds from sale of
   property and
   equipment............        310         838          --            --       1,148
  Intercompany notes
   receivable
   (payable)............     (3,564)      2,165        5,389        (3,990)       --
  Acquisitions of
   related businesses,
   net of cash
   Acquired.............    (63,527)     (2,161)         --            --     (65,688)
                           --------    --------      -------      --------   --------
Net cash provided by
 (used in) investing
 activities.............    (72,777)    (11,442)       5,389        (3,990)   (82,820)
                           --------    --------      -------      --------   --------
CASH FLOWS FROM
 FINANCING ACTIVITIES...
  Principal repayments
   under capital
   leases...............        (90)       (486)         --            --        (576)
  Principal repayments
   of long-term debt....    (52,633)       (297)         (10)          --     (52,940)
  Proceeds from issuance
   of long-term debt....    148,000         --           --            --     148,000
  Repayment of
   shareholder loans....         25         --           --            --          25
  Stock issue costs.....       (238)        --           --            --        (238)
  Other financing
   costs................     (1,985)        --           --            --      (1,985)
                           --------    --------      -------      --------   --------
Net cash provided by
 (used in) financing
 activities.............     93,079        (783)         (10)          --      92,286
                           --------    --------      -------      --------   --------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS............     33,435      11,405       (3,430)          --      41,410
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............     16,446       9,870        4,841           --      31,157
                           --------    --------      -------      --------   --------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD.................   $ 49,881    $ 21,275      $ 1,411      $    --    $ 72,567
                           ========    ========      =======      ========   ========

                                THE PANTRY, INC.

                                The Pantry, Inc.

                Supplemental Combining Statements of Cash Flows

                        Six Months Ended March 29, 2001
                             (Dollars in thousands)

                                                   Total     Total Non-
                                      The Pantry Guarantor   Guarantor
                                       (Issuer)  Subsidiary Subsidiaries Eliminations  Total
                                      ---------- ---------- ------------ ------------ -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................   $ (2,982)  $ (1,023)    $ --        $  1,023   $(2,982)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization.....     18,915     12,020       --             --     30,935
  Provision for deferred income
   taxes............................       (438)    (1,289)      --             --     (1,727)
  Loss on sale of property and
   equipment........................       (131)       150       --             --         19
  Reserves for environmental
   issues...........................       (151)      (149)      --             --       (300)
  Provision for closed stores.......        600        --        --             --        600
  Amortization of cumulative
   transition adjustment............         (6)       --        --             --         (6)
  Equity earnings of affiliates.....      1,021        --        --          (1,021)      --
Changes in operating assets and
 liabilities, net:
  Receivables.......................     34,365     (1,010)      --         (34,175)     (820)
  Inventories.......................        679      2,506       --             --      3,185
  Prepaid expenses..................       (574)    (1,498)      --              17    (2,055)
  Other noncurrent assets...........        354         89       --               2       445
  Accounts payable..................     (1,577)   (10,547)      --              66   (12,058)
  Other current liabilities and
   accrued expenses.................     (2,674)    (3,566)      --             560    (5,680)
  Other noncurrent liabilities......      1,398      2,006       --             (34)    3,370
                                       --------   --------     -----       --------   -------
Net cash provided by (used in)
 operating activities...............     48,799     (2,311)      --         (33,562)   12,926
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property held for
   sale.............................       (317)       --        --             --       (317)
  Additions to property and
   equipment........................    (13,773)    (2,846)      --             --    (16,619)
  Proceeds from sale of property
   held for sale....................      3,504        --        --             --      3,504
  Proceeds from sale of property and
   equipment........................        502        509       194            --      1,205
  Intercompany notes receivable
   (payable)........................    (30,043)    (3,325)     (194)        33,562       --
  Acquisitions of related
   businesses, net of cash
   acquired.........................    (55,942)         4       --             --    (55,938)
                                       --------   --------     -----       --------   -------
Net cash used in investing
 activities.........................    (96,069)    (5,658)      --          33,562   (68,165)
                                       --------   --------     -----       --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments under capital
   leases...........................        (67)      (412)      --             --       (479)
  Principal repayments of long-term
   debt.............................     (8,345)      (296)      --             --     (8,641)
  Proceeds from issuance of long-
   term debt........................     40,000        --        --             --     40,000
  Repayments of shareholder loans...         50        --        --             --         50
  Proceeds from exercise of stock
   options..........................         25        --        --             --         25
  Other financing costs.............        (41)       --        --             --        (41)
                                       --------   --------     -----       --------   -------
Net cash provided by (used in)
 financing activities...............     31,622       (708)      --             --     30,914
                                       --------   --------     -----       --------   -------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS........................    (15,648)    (8,677)      --             --    (24,325)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..........................     43,598      9,666        90            --     53,354
                                       --------   --------     -----       --------   -------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD.............................   $ 27,950   $    989     $  90       $    --    $29,029
                                       ========   ========     =====       ========   =======

                               THE PANTRY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000.

Introduction

   The Pantry is the leading convenience store operator in the Southeast and the second largest independent operator in the United States. As of March 29, 2001, we operate 1,332 stores in ten Southeastern states under two dozen banners including The Pantry (R), Handy Way, Lil' Champ (R), Quick Stop (R), Zip Mart, Kangaroo, Fast Lane, Depot and Big K. We currently operate in selected markets in Florida (510), North Carolina (344), South Carolina (252), Georgia (57), Mississippi (56), Kentucky (43), Virginia (31), Indiana (16), Tennessee (15) and Louisiana (8). Our network of stores offers a broad selection of merchandise, gasoline and services designed to appeal to the convenience needs of today's time-constrained consumer.

   In our second quarter of fiscal 2001, our net loss was $4.9 million, or a loss of 27 cents per share, including $3.5 million in restructuring and other non-recurring charges recognized in the quarter. Our net loss before these restructuring charges was $2.9 million, or a loss of 16 cents per share compared to a loss of 14 cents per share in the second quarter of fiscal 2000. The decrease in our earnings before restructuring charges is primarily attributable to several factors including, but not limited to, (i) lower consumer demand resulting from a softening economy, (ii) sustained high gasoline retail prices impacting gallon demand, (iii) volatile wholesale gasoline costs and (iv) tight gasoline margins. Despite these unfavorable conditions, our second quarter EBITDA rose 12.7% to $25.0 million and income from operations for the quarter prior to restructuring charges increased 13.1% percent to $9.4 million.

   Total revenues for the quarter increased 8.9% to $635.7 million. The increase is primarily attributable to the contribution from acquired stores and a 2.9% increase in our average retail gasoline price per gallon. Consistent with our expectations of sustained high gasoline retail prices and lower demand, comparable store gasoline gallon sales declined 4.7%. Demand continues to be influenced by a softening economy and decreased consumer spending, higher gasoline retail prices and our efforts to manage the balance between total location specific gross profit, gasoline gallon volume and merchandise revenue volume. Comparable store merchandise sales declined 1.6%. In addition, we acquired another 13 locations during the second quarter of fiscal 2001.

   We believe our future results will continue to be driven by these key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality and quantity of our growing retail network;

  . our announced initiative to restructure and centralize corporate administrative functions and the related anticipated savings;

  . our research and investment in new programs, particularly in the services sector;

  .  sensible store growth in existing and contiguous markets; and

  . reduction of our average outstanding borrowings in the short-term and evaluation of our long-term capital structure targets.

   We believe our growing retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve merchandise and gasoline gallon comparable store sales, support stable merchandise margins and control store operating expenses. We continue to focus attention and resources on upgrading existing and acquired locations with the latest gasoline marketing technology and designing site plans to drive customer

                               THE PANTRY, INC.

traffic. We also are investing in retail and gasoline information technology to enhance decision support tools, improve management reporting and reduce overhead costs.

   On January 24, 2001, we announced plans to centralize and integrate corporate administrative functions into our primary support center located in Sanford, North Carolina. Our restructuring plan will reduce a number of administrative positions, eliminate our primary Florida administrative facility located in Jacksonville and reduce duplicative expenses. In addition, to provide further operational efficiencies, Lil' Champ Food Stores, Inc. will be merged into The Pantry on or about June 28, 2001. In conjunction with these actions, we recorded $3.5 million in non-recurring charges during our second quarter of fiscal 2001 and we anticipate these plans will result in an additional $1.5 million in restructuring and other charges during the remainder of fiscal 2001. We expect these activities to generate approximately $4.0 million to $5.0 million in annualized savings and anticipate realizing these savings beginning in fiscal 2002. We believe the integration will provide a more efficient and cost effective administrative support structure and, more importantly, enhance the level of service our support functions provide to our growing retail network.

   On the services front, we continue to maintain a fresh and open approach to convenience and certain services that appeal to our customers. We are constantly reviewing opportunities to get the most out of our growing retail network--now at more than 1,300 stores located in 10 southeastern states. We have focused our attention on increasing ancillary or complementary services and revenues such as food service sales, lottery commissions, money order sales, telephone income, selected on-site advertising commissions, phone cards, prepaid cellular services, vending income, car wash offerings and other service revenues.

   We plan to continue to sensibly acquire premium chains located in our existing and contiguous markets. During the balance of fiscal 2001, we anticipate acquiring or opening 8 to 12 additional stores bringing our fiscal 2001 new store count to approximately 50 stores. We believe our markets have strong demographic and economic growth profiles. We remain pleased with the quantity and quality of acquisition candidates particularly those located in Mississippi and Louisiana, both new and attractive retail markets.

   Finally, in the current economic environment, we anticipate reducing our average outstanding borrowings over the next six to twelve months through scheduled principal payments and, where excess cash is available, allocating capital among available opportunities including debt reduction.

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

                               THE PANTRY, INC.

   The tables below provide information concerning the 2001 acquisitions (as of March 29, 2001) and the 2000 acquisitions:

Fiscal 2001 Acquisitions

 Date Acquired                     Trade Name   Locations                  Stores
 ------------------------------  -------------- ------------------------   ------
                                                Mississippi and
 December 21, 2000.............  Fast Lane      Louisiana                    26
                                                North Carolina and
 January 25, 2001..............  East Coast     Virginia                     11
 Others (less than five          Various        North Carolina, South
  stores)......................                 Carolina and Mississippi      4
                                                                            ---
    Total................................................................    41

Fiscal 2000 Acquisitions

 Date Acquired                     Trade Name   Locations                  Stores
 ------------------------------  -------------- ------------------------   ------
 September 14, 2000............  Food Mart      Mississippi                  18
 July 3, 2000..................  Mini Mart      South Carolina               14
 June 29, 2000.................  Big K          Mississippi                  19
 April 27, 2000................  Market Express South Carolina                5
                                                North Carolina and
 January 27, 2000..............  On-The-Way     Southern Virginia            12
 November 11, 1999.............  Kangaroo       Georgia                      49
 November 4, 1999..............  Cel Oil        South Carolina                7
 October 7, 1999...............  Wicker Mart    North Carolina                7
 Others (less than five          Various        Florida, North Carolina,
  stores)......................                 Virginia, Mississippi
                                                and South Carolina           12
                                                                            ---
    Total................................................................   143

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

Results of Operations

 Three Months Ended March 29, 2001 Compared to the Three Months Ended March 30, 2000

   Total Revenue. Total revenue for the three months ended March 29, 2001 was $635.7 million compared to $583.8 million for the three months ended March 30, 2000, an increase of $51.9 million or 8.9%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $73.5 million. This increase was partially offset by comparable store volume declines in both merchandise revenue and gasoline gallons. In the second quarter of fiscal 2001, total revenue increases were inflated by a higher average gasoline retail price of $1.43 per gallon compared to $1.39 per gallon for the second quarter of fiscal 2000. Our comparable store volume declines were primarily attributed to (i) lower consumer spending, (ii) sustained high gasoline retail prices which negatively impacted gallon demand, (iii) volatile wholesale gasoline costs and (iv) the impact of our efforts to manage the balance between total location specific gross profit, gasoline gallon volume and merchandise revenue volume.

                               THE PANTRY, INC.


   Merchandise Revenue. Merchandise revenue for the second quarter of fiscal 2001 was $229.7 million compared to $215.2 million during the second quarter of fiscal 2000, an increase of $14.6 million or 6.8%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $22.2 million offset by comparable store merchandise sales declines and lost volume from closed stores.

   Comparable store merchandise revenue for the second quarter of fiscal 2001 declined 1.6% from the comparable period of fiscal 2000. The decrease in comparable store merchandise revenue is primarily attributable to lower consumer spending, higher gasoline retail prices and general economic and market conditions. These factors impacted customer traffic.

   Gasoline Revenue and Gallons. Gasoline revenue for the second quarter of fiscal 2001 was $400.4 million compared to $361.7 million during the second quarter of fiscal 2000, an increase of $38.7 million or 10.7%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $51.0 million and a $0.04, or 2.9%, increase in average gasoline gallon retail prices compared to the second quarter of fiscal 2000. These items were offset by a comparable store gasoline gallon sales decline of 4.7%.

   In the second quarter of fiscal 2001, gasoline gallons sold were 279.5 million compared to 260.4 million during the second quarter of fiscal 2000, an increase of 19.1 million gallons or 7.3%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since March 30, 2000 of 37.2 million gallons, partially offset by a comparable store gasoline gallon sales decline of 4.7% during the period. The comparable store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing wholesale fuel costs, heightened competitive activity, as well as, lower consumer spending.

   Commission Revenue. Commission revenue for the second quarter of fiscal 2001 was $5.6 million compared to $7.0 million during the second quarter of fiscal 2000, a decrease of $1.4 million or 20.0%. The decrease is primarily attributable to the loss of $1.3 million in video poker income attributable to the July 1, 2000 ban on video poker operations in South Carolina.

   Total Gross Profit. Total gross profit for the second quarter of fiscal 2001 was $116.3 million compared to $104.6 million during the second quarter of fiscal 2000, an increase of $11.6 million or 11.1%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $11.7 million and increases in both merchandise margin percent and gasoline gallon gross profit per gallon, offset by comparable store merchandise revenue and gasoline volume declines.

   Merchandise Gross Profit and Margin. Merchandise gross profit was $78.9 million for the second quarter of fiscal 2001 compared to $70.9 million for the second quarter of fiscal 2000, an increase of $7.9 million or 11.2%. This increase is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $7.2 million and an increase in our merchandise margin percentage. Merchandise margin of 34.3% for the second quarter of fiscal 2001 was 130 basis points over the merchandise margin of 33.0% reported for the second quarter of fiscal 2000. The margin increase is primarily due to lower product costs, higher volume incentives and the contribution from food service locations, which have historically higher margins.

   Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $31.8 million for the second quarter of fiscal 2001 compared to $26.7 million for the second quarter of fiscal 2000, an increase of $5.1 million or 19.2%. This increase is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $4.2 million and higher gasoline margins, partially offset by the comparable store gasoline gallon decline of 4.7%. Gasoline gross profit per gallon was $0.114 in the second quarter of fiscal 2001 compared to $0.103 for the second quarter of fiscal 2000.

                               THE PANTRY, INC.


   Operating, General and Administrative Expenses. Operating, general and administrative expenses for the second quarter of fiscal 2001 totaled $91.3 million compared to $82.5 million for the second quarter of fiscal 2000, an increase of $8.8 million or 10.7%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since March 30, 2000 of $9.7 million. As a percentage of total revenue, these expenses increased to 14.4% in the second quarter of fiscal 2001 from 14.1% in the second quarter of fiscal 2000.

   Restructuring and Other Non-Recurring Charges. As a result of our restructuring plan announced in January, we recorded pre-tax restructuring and other charges of $3.5 million during the second quarter of fiscal 2001. These charges consisted mainly of employee termination benefits, lease obligations, professional fees and other costs.

   Income from Operations. Income from operations totaled $6.0 million for the second quarter of fiscal 2001 compared to $8.3 million during the second quarter of fiscal 2000, a decrease of $2.4 million or 28.6%. The decrease is primarily attributable to the restructuring charges discussed above and a $1.7 million increase in depreciation and amortization.

   EBITDA. EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, impairment of long-lived assets, restructuring and other non-recurring charges and extraordinary losses. EBITDA for the second quarter of fiscal 2001 totaled $25.0 million compared to EBITDA of $22.2 million during the second quarter of fiscal 2000, an increase of $2.8 million or 12.7%. The increase is attributable to the items discussed above.

   EBITDA is not a measure of performance under accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles. EBITDA as defined may not be comparable to similarly titled measures reported by other companies. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful.

   Interest Expense. Interest expense is primarily interest on our borrowings under our bank credit facility and senior subordinated notes. Interest expense for the second quarter of fiscal 2001 totaled $14.6 million compared to $13.4 million for the second quarter of fiscal 2000, an increase of $1.3 million or 9.4%. The increase in interest expense is primarily attributable to the increased borrowings under our bank credit facility associated with acquisition activity offset by a general drop in interest rates.

   Income Tax Benefit. We recorded an income tax benefit totaling $3.8 million for the second quarter of fiscal 2001 compared to an income tax benefit of $2.0 million for the second quarter of fiscal 2000. The change in income tax benefit was primarily attributable to the decrease in income before income taxes. Our effective tax rate was 43.5% for the quarter ending March 29, 2001 compared to 44.0% for the quarter ending March 30, 2000.

   Net Loss. The net loss for the second quarter of fiscal 2001 was $4.9 million compared to a net loss of $2.5 million for the second quarter of fiscal 2000. Our net loss before restructuring and other charges was $2.9 million. The net loss increase is attributable to the items discussed above.

                               THE PANTRY, INC.

 Six Months Ended March 29, 2001 Compared to the Six Months Ended March 30,
 2000

   Total Revenue. Total revenue for the six months ended March 29, 2001 was $1.3 billion compared to $1.1 billion for the six months ended March 30, 2000, an increase of $145.9 million or 13.0%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $118.6 million, and an increase in retail gasoline prices. For the six months ended March 29, 2001, total revenue increases were inflated by a higher average gasoline retail price of $1.45 per gallon compared to $1.32 per gallon for the six months ended March 30, 2000.

   Merchandise Revenue. Merchandise revenue for the six months ended March 29, 2001 was $458.2 million compared to $424.7 million during the six months ended March 30, 2000, an increase of $33.6 million or 7.9%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $35.9 million and comparable store merchandise sales growth offset by lost volume from closed stores. Comparable store merchandise revenue for the six months ended March 29, 2001 increased 0.1% over the comparable period fiscal 2000.

   Gasoline Revenue and Gallons. Gasoline revenue for the six months ended March 29, 2001 was $800.6 million compared to $685.8 million during the six months ended March 30, 2000, an increase of $114.8 million or 16.7%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since March 30, 2000 of $82.1 million and a $0.13, or 9.8%, increase in average gasoline gallon retail prices compared to the six months ended March 30, 2000.

   For the six months ended March 29, 2001, gasoline gallons sold were 551.2 million compared to 518.2 million during the six months ended March 30, 2000, an increase of 33.0 million gallons or 6.4%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since March 30, 2000 of 57.7 million gallons, partially offset by a comparable store gasoline gallon sales decline of 5.3% during the period. The comparable store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing wholesale fuel costs.

   Commission Revenue. Commission revenue for the six months ended March 29, 2001 was $11.2 million compared to $13.5 million during the six months ended March 30, 2000, a decrease of $2.4 million or 17.6%. The decrease is primarily attributable to the loss of $2.4 million in video poker income as a result of the July 1, 2000 ban on video poker operations in South Carolina.

   Total Gross Profit. Total gross profit for the six months ended March 29, 2001 was $235.2 million compared to $212.8 million during the six months end March 30, 2000, an increase of $22.4 million or 10.5%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $19.8 million and comparable store merchandise gross profit increases, offset by the comparable store gasoline gallon decrease.

   Merchandise Gross Profit and Margin. Merchandise gross profit was $156.4 million for the six months ended March 29, 2001 compared to $140.8 million for the six months ended March 30, 2000, an increase of $15.6 million or 11.1%. This increase is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $12.2 million and comparable store profit increases.

   Merchandise margin of 34.1% for the six months ended March 29, 2001 was 90 basis points over the merchandise margin of 33.2% reported for the six months ended March 30, 2000. The margin increase is primarily due to lower product costs, higher volume incentives and the contribution from food service locations, which have historically higher margins.

                               THE PANTRY, INC.

   Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $67.6 million for the six months ended March 29, 2001 compared to $58.5 million for the six months ended March 30, 2000, an increase of $9.2 million or 15.7%. This increase is primarily attributable to the profits from stores acquired or opened since March 30, 2000 of $7.0 million and higher gasoline margins, partially offset by the comparable store gasoline gallon decline of 5.3%. Gasoline gross profit per gallon was $0.123 for the six months ended March 29, 2001 compared to $0.113 for the six months ended March 30, 2000.

   Operating, General and Administrative Expenses. Operating, general and administrative expenses for the six months ended March 29, 2001 totaled $178.4 million compared to $161.8 million for the six months ended March 30, 2000, an increase of $16.6 million or 10.3%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since March 30, 2000 of $15.9 million. As a percentage of total revenue, these expenses decreased to 14.1% for the six months ended March 29, 2001 from 14.4% for the six months ended March 30, 2000.

   Restructuring and Other Non-Recurring Charges. As a result of our restructuring plan announced in January, we recorded pre-tax restructuring and other charges of $3.5 million during the second quarter of fiscal 2001. These charges consisted mainly of employee termination benefits, lease obligations, professional fees and other costs.

   Income from Operations. Income from operations totaled $22.4 million for the six months ended March 29, 2001 compared to $23.7 million for the six months ended March 30, 2000, a decrease of $1.3 million or 5.5%. The decrease is attributable to the factors discussed above and is further reduced by a $3.6 million increase in depreciation and amortization.

   EBITDA. EBITDA represents income before interest expense, income tax benefit, depreciation and amortization, impairment of long-lived assets, restructuring and other non-recurring charges, and extraordinary loss. EBITDA for the six months ended March 29, 2001 totaled $56.8 million compared to EBITDA of $51.0 million for the six months ended March 30, 2000, an increase of $5.8 million or 11.4%. The increase is attributable to the items discussed above.

   EBITDA is not a measure of performance under accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles. EBITDA as defined may not be comparable to similarly titled measures reported by other companies. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful.

   Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the six months ended March 29, 2001 totaled $28.7 million compared to $25.1 million for the six months ended March 30, 2000, an increase of $3.6 million or 14.2%. The increase in interest expense is primarily attributable to the increased borrowings under our bank credit facility associated with acquisition activity.

   Income Tax Benefit. We recorded an income tax benefit totaling $2.3 million for the six months ended March 29, 2001 compared to an income tax benefit of $0.2 million for the six months ended March 30, 2000. The change in income tax benefit was primarily attributable to the decrease in income before income taxes. Our effective tax rate was 43.5% for the six months ending March 29, 2001 compared to 44.0% for the six months ending March 30, 2000.

                               THE PANTRY, INC.

   Net Loss. The net loss for the six months ending March 29, 2001 was $3.0 million compared to a net loss of $0.3 million for the six months ended March 30, 2000. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, sale-leaseback transactions and asset dispositions to finance our operations, pay interest, and fund capital expenditures. We rely on excess cash, supplemented as necessary from time to time by borrowings under our bank facilities, to finance acquisitions. Cash provided by operating activities declined from $31.9 million for the six months ended March 30, 2000 to $12.9 million for the six months ended March 29, 2001. We had $29.0 million of cash and cash equivalents on hand at March 29, 2001.

   Fiscal 2001 Acquisitions. For the six months ended March 29, 2001, we acquired a total of 41 convenience stores in six transactions for approximately $55.9 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

   Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $16.9 million for the six months ended March 29, 2001. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

   We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Under our sale-leaseback program, we received $3.5 million for the six months ended March 29, 2001. Our bank credit facility caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

   For the six months ended March 29, 2001, we received approximately $7.5 million from sale-leaseback proceeds, asset dispositions and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the six months ended March 29, 2001 were $9.4 million. We anticipate capital expenditures for fiscal 2001 will be approximately $42.0 million.

   Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $358.2 million outstanding under our bank credit facility.

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisitions of related businesses with outstanding borrowings of $50.0 million, and (iii) term loan facilities with outstanding borrowings of $308.2 million. As of May 7, 2001, we had $29.5 million available for borrowing or additional letters of credit under the credit facility.

                               THE PANTRY, INC.


   In order to reduce our exposure to interest rate fluctuations we have entered into interest rate swap and collar arrangements. In the swap arrangements we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50.0 million that fixes our borrowing rate at 6.30% through February 2003. Effective June 16, 2000, we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our borrowing rate at 6.95% and 6.96%, respectively, through September and June 2003. Effective February 1, 2001 the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February, 2003, and has a cap rate of 5.70% and a floor rate of 5.03%.

   The Tranche A term loan facility matures in January 2004 and the Tranche B and Tranche C term loan facilities mature in January 2006. On January 31, 2001, all amounts then outstanding under the acquisition term facility converted into a three-year term loan. All term loan facilities require quarterly principal payments with annual principal payments totaling approximately $14.8 million in the remainder of fiscal 2001, $39.6 million in fiscal 2002, $42.9 million in fiscal 2003, $52.9 million in fiscal 2004, $98.1 million in fiscal 2005, and $119.4 million in fiscal 2006.

   Cash Flows from Financing Activities. For the six months ended March 29, 2001, we used proceeds from our bank credit facility and cash on hand to finance the 2001 acquisitions, make principal repayments and pay related fees and expenses.

   Cash Requirements. We believe that cash on hand, cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months. In order to continue our acquisition strategy, we anticipate that we will need to obtain additional debt or equity financing. There can be no assurance that such financing will be available on favorable terms, or at all.

   Shareholders' Equity. As of March 29, 2001, our shareholders' equity totaled $112.3 million. The $5.7 million decrease from September 28, 2000 is attributable to the net loss for the period and the accumulated other comprehensive deficit related to the adoption of SFAS No. 133.

Environmental Considerations

   We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of May 7, 2001, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida and Georgia we also meet such financial responsibility requirements through private commercial liability insurance.

   All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering, and reimbursing of cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these programs and have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credit

                               THE PANTRY, INC.

toward our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides from up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities.

   Costs for which we do not receive reimbursement include but are not limited to (i) the per-site deductible; (ii) costs incurred in connection with releases occurring or reported to trust funds prior to their inception; (iii) removal and disposal of underground storage tank systems; and (iv) costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds. The trust funds generally require us to pay deductibles ranging from $5.0 thousand to $150.0 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We meet Florida financial responsibility requirements for remediation and third party claims arising out of releases reported after December 31, 1998 through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a state trust fund coverage, through December 29, 1999, and meet such requirements thereafter through private commercial liability insurance and a surety bond.

   Environmental reserves of $13.8 million as of March 29, 2001 represent estimates for future expenditures for remediation, tank removal and litigation associated with 439 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of March 29, 2001, amounts that are probable of reimbursement (based on our experience) from those sources total $12.8 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

   We have reserved $500.0 thousand to cover third party claims for environmental conditions at adjacent real properties that are not covered by state trust funds or by private insurance. This reserve is based on management's best estimate of losses that may be incurred over the next several years based on, among other things, the average remediation cost for contaminated sites and our historical claims experience.

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

Recently Adopted Accounting Standards

   Effective September 29, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 133"). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                               THE PANTRY, INC.


   As a result of our financing activities, we are exposed to changes in interest rates, which may adversely affect our results of operations and financial condition. In seeking to minimize the risk associated with these activities we have entered into interest rate swap arrangements, which effectively convert a portion of our variable rate debt to a fixed rate. The adoption of SFAS No.133 resulted in a cumulative transition adjustment of approximately $424.0 thousand (net of taxes of $326.0 thousand). Interest rate swap assets and liabilities were $0 and $5.6 million, respectively, as of March 29, 2001.

   Effective September 29, 2000, we adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of certain income, expense and balance sheets in the financial statements. The adoption of SAB No. 101 did not have a material impact on our results of operations and financial condition.

Inflation

   During the first six months of fiscal 2001, wholesale gasoline fuel prices continued to increase. Average cost per barrel for the period was $30 compared to $27 per barrel for the first six months of fiscal 2000. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars and gross profit percentage.

   General CPI, excluding energy, increased 0.30% during the second quarter of fiscal 2001 and food at home, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

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

   In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap and collar arrangements. In the swap arrangements we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. On November 30, 1999, we entered into a swap arrangement with a notional amount of $50 million that fixes our Eurodollar rate at 6.30% through February 2003. Effective June 16, 2000 we entered into two additional swap arrangements with notional amounts of $25.0 million and $50.0 million that fix our Eurodollar rate at 6.95% and 6.96%, respectively, through September and June 2003. Effective February 1, 2001 the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February, 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of March 29, 2001, the fair value of our swap agreements represented a liability of $5.6 million.

   The following table presents the future principal cash flows and weighted-average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of May 7, 2001.

                            Expected Maturity Date
                             as of March 29, 2001
                            (Dollars in thousands)

                         Fiscal   Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2001     2002     2003     2004     2005    Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $14,844  $39,987  $43,241  $52,903  $88,654   $319,353  $558,982  $551,906
Weighted-average
 interest rate..........    9.68%    9.66%    9.65%    9.55%    9.69%     10.15%     9.76%

   Qualitative Disclosures. Our primary exposure relates to:

  .  interest rate risk on long-term and short-term borrowings;

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

   On March 22, 2001, we held our Annual Meeting of Stockholders during which our stockholders:

  (1) Elected seven nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

                                                                         Votes
    Name                                                     Votes For  Withheld
    ----                                                     ---------- --------
    Peter J. Sodini......................................... 17,900,610   5,549
    Todd W. Halloran........................................ 17,900,610   5,549
    Jon D. Ralph............................................ 17,794,832 111,327
    Charles P. Rullman...................................... 17,794,832 111,327
    Edfred F. Shannon, Jr. ................................. 17,900,310   5,849
    Peter M. Starrett....................................... 17,900,810   5,349
    Hubert E. Yarborough, III............................... 17,900,810   5,349

  (2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 27, 2001. The votes were cast as follows:

                                                                 Votes   Votes
                                                     Votes For  Against Withheld
                                                     ---------- ------- --------
    Ratification of Deloitte & Touche, LLP.......... 17,900,941  5,218     --

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

                                          Date: May 14, 2001

                                 EXHIBIT INDEX

 Exhibit Description
   No.   of Document
 ------- -----------
  99.1   Risk Factors.