Form 10-Q
period 2001-06-28
PANTRY INC
filed 2001-08-13
CIK 915862

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

                 For the Quarterly Period Ended June 28, 2001

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

    COMMON STOCK, $0.01 PAR VALUE                18,114,737 SHARES
               (Class)                    (Outstanding at August 6, 2001)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                THE PANTRY, INC.

                                   FORM 10-Q

                                 JUNE 28, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I--Financial Information
 Item 1. Financial Statements
  Consolidated Balance Sheets.............................................   3
  Consolidated Statements of Operations...................................   4
  Consolidated Statements of Cash Flows...................................   5
  Notes to Consolidated Financial Statements..............................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  15
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  26

Part II--Other Information
 Item 6. Exhibits and Reports on Form 8-K.................................  28

                         PART I--FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                      September 28,  June 28,
                                                          2000         2001
                                                      ------------- ----------
                                                        (Audited)   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................    $ 53,354     $ 48,605
 Receivables (net of allowances for doubtful
  accounts of $1,205 at September 28, 2000 and
  $352 at June 28, 2001) ...........................      23,601       26,633
 Inventories (Note 3)...............................      87,962       90,576
 Prepaid expenses...................................       3,131        5,060
 Property held for sale.............................       2,324          467
 Deferred income taxes..............................       2,070        4,044
                                                        --------     --------
 Total current assets...............................     172,442      175,385
                                                        --------     --------
Property and equipment, net.........................     466,967      462,427
                                                        --------     --------
Other assets:
 Goodwill (net of accumulated amortization of
  $24,352 at September 28, 2000 and $31,645 at
  June 28, 2001)....................................     250,977      282,155
 Deferred financing cost (net of accumulated
  amortization of $4,513 at September 28, 2000 and
  $6,061 at June 28, 2001)..........................      12,317       10,804
 Environmental receivables (Note 4).................      12,819       13,170
 Other noncurrent assets............................      17,289       15,401
                                                        --------     --------
 Total other assets.................................     293,402      321,530
                                                        --------     --------
Total assets........................................    $932,811     $959,342
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt (Note 5)......    $ 20,649     $ 39,498
 Current maturities of capital lease obligations....       1,151        1,151
 Accounts payable...................................     104,373      106,107
 Accrued interest...................................      12,050        6,329
 Accrued compensation and related taxes.............      13,889       13,500
 Income tax payable.................................       1,250        2,397
 Other accrued taxes................................      13,396       13,984
 Accrued insurance..................................       5,270        4,136
 Other accrued liabilities..........................      10,551       17,489
                                                        --------     --------
 Total current liabilities..........................     182,579      204,591
                                                        --------     --------
Long-term debt (Note 5).............................     506,974      514,351
                                                        --------     --------
Other liabilities:
 Environmental reserves (Note 4)....................      14,066       13,576
 Deferred income taxes..............................      34,508       32,764
 Deferred revenue...................................      54,802       60,351
 Capital lease obligations..........................      12,648       11,936
 Other noncurrent liabilities.......................       9,254        5,589
                                                        --------     --------
 Total other liabilities............................     125,278      124,216
                                                        --------     --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Notes 6 and 9):
 Common stock, $.01 par value, 50,000,000 shares
  authorized; 18,111,474 issued and outstanding at
  September 28, 2000 and 18,114,737 at June 28,
  2001 .............................................         182          183
 Additional paid-in capital.........................     128,018      128,042
 Shareholder loans..................................        (912)        (862)
 Accumulated other comprehensive deficit (net of
  deferred taxes of $0 at September 28, 2000 and
  $2,110 at June 28, 2001)..........................         --        (2,505)
 Accumulated deficit................................      (9,308)     ( 8,674)
                                                        --------     --------
 Total shareholders' equity.........................     117,980      116,184
                                                        --------     --------
Total liabilities and shareholders' equity..........    $932,811     $959,342
                                                        ========     ========

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                        Three Months
                                            Ended          Nine Months Ended
                                      ------------------  --------------------
                                      June 29,  June 28,  June 29,   June 28,
                                        2000      2001      2000       2001
                                      --------  --------  ---------  ---------
                                        (13       (13        (39        (39
                                       weeks)    weeks)    weeks)     weeks)
Revenues:
  Merchandise sales.................. $238,556  $256,254  $ 663,208  $ 714,464
  Gasoline sales.....................  397,174   446,508  1,082,997  1,247,090
  Commissions........................    7,205     5,195     20,740     16,349
                                      --------  --------  ---------  ---------
    Total revenues...................  642,935   707,957  1,766,945  1,977,903
                                      --------  --------  ---------  ---------
Cost of sales:
  Merchandise........................  160,791   171,558    444,667    473,349
  Gasoline...........................  357,978   407,603    985,331  1,140,553
                                      --------  --------  ---------  ---------
    Total cost of sales..............  518,769   579,161  1,429,998  1,613,902
                                      --------  --------  ---------  ---------
Gross profit.........................  124,166   128,796    336,947    364,001
                                      --------  --------  ---------  ---------
Operating expenses:
  Operating, general and
   administrative expenses...........   85,877    92,473    247,700    270,921
  Restructuring and other charges
   (Note 7)..........................       --       254         --      3,724
  Depreciation and amortization......   14,347    15,958     41,642     46,893
                                      --------  --------  ---------  ---------
    Total operating expenses.........  100,224   108,685    289,342    321,538
                                      --------  --------  ---------  ---------
Income from operations...............   23,942    20,111     47,605     42,463
                                      --------  --------  ---------  ---------
Other income (expense):
  Interest expense (Note 8)..........  (13,630)  (13,910)   (38,737)   (42,579)
  Miscellaneous......................      734       383      1,727      1,423
                                      --------  --------  ---------  ---------
    Total other expense..............  (12,896)  (13,527)   (37,010)   (41,156)
                                      --------  --------  ---------  ---------
Income before income taxes...........   11,046     6,584     10,595      1,307
Income tax expense...................   (4,860)   (2,968)    (4,662)      (673)
                                      --------  --------  ---------  ---------
Net income........................... $  6,186  $  3,616  $   5,933  $     634
                                      ========  ========  =========  =========
Earnings per share (Note 9):
  Basic.............................. $   0.34  $   0.20  $    0.33  $    0.04
  Diluted............................ $   0.33  $   0.20  $    0.31  $    0.03

                See Notes to Consolidated Financial Statements.

                                THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Dollars in thousands)

                                                            Nine Months Ended
                                                          ---------------------
                                                           June 29,   June 28,
                                                             2000       2001
                                                          ---------- ----------
                                                          (39 weeks) (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................   $  5,933   $   634
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization.........................     41,642    46,893
  Provision for deferred income taxes...................      7,413    (2,068)
  Loss on sale of property and equipment................      2,186       334
  Reserves for environmental expenses...................     (1,220)     (490)
  Provision for closed stores...........................        484     1,029
  Amortization of cumulative transition adjustment......         --        42
Changes in operating assets and liabilities, net of
 effects of acquisitions:
  Receivables...........................................     (8,128)   (3,372)
  Inventories...........................................     (3,627)      463
  Prepaid expenses......................................        368    (1,605)
  Other noncurrent assets...............................        417     1,918
  Accounts payable......................................     19,726     1,734
  Other current liabilities and accrued expenses........    (13,760)   (2,769)
  Other noncurrent liabilities..........................      9,588       845
                                                           --------   -------
Net cash provided by operating activities...............     61,022    43,588
                                                           --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property held for sale...................     (1,193)     (470)
  Additions to property and equipment...................    (41,110)  (24,040)
  Proceeds from sale of property held for sale..........      8,685     3,504
  Proceeds from sale of property and equipment..........      6,340     3,261
  Acquisitions of related businesses, net of cash
   acquired.............................................    (85,962)  (56,122)
                                                           --------   -------
Net cash used in investing activities...................   (113,240)  (73,867)
                                                           --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments under capital leases.............       (851)     (712)
  Principal repayments of long-term debt................    (67,112)  (13,827)
  Proceeds from issuance of long-term debt..............    152,000    40,053
  Repayments of shareholder loans.......................         --        50
  Net proceeds from equity issues.......................       (213)       --
  Proceeds from exercise of stock options...............         --        25
  Other financing costs.................................     (2,038)      (59)
                                                           --------   -------
Net cash provided by financing activities...............     81,786    25,530
                                                           --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     29,568   ( 4,749)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........     31,157    53,354
                                                           --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............   $ 60,725   $48,605
                                                           ========   =======
Cash paid during the period:
  Interest..............................................   $ 41,669   $46,973
                                                           ========   =======
  Taxes.................................................   $ 13,453   $ 1,270
                                                           ========   =======

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

   The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. On September 28, 2000 the following direct or indirect subsidiaries of The Pantry were eliminated by being liquidated or being merged into The Pantry: (i) Pantry Properties, Inc.; (ii) TC Capital Management, Inc.; (iii) PH Holding Corporation; (iv) Sandhills, Inc.; and (v) Global Communications, Inc. On June 28, 2001, we merged Lil' Champ Food Stores, Inc. into The Pantry. As a result of the elimination of these subsidiaries, the operations and property formerly carried on and held by such subsidiaries are now carried on and held directly by The Pantry.

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 28, 2001 and for the three and nine months ended June 28, 2001 and June 29, 2000 are unaudited. References herein to "The Pantry" or "the Company" include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

   We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000 and our quarterly reports on Form 10-Q for the quarters ended December 28, 2000 and March 29, 2001.

   Our results of operations for the three and nine months ended June 28, 2001 and June 29, 2000 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 30, 1999. These acquisitions have been accounted for under the purchase method. See "Note 2--Business Acquisitions." Furthermore, the convenience store industry in our marketing areas experiences higher levels of revenues and profit margins during the summer months than during the winter months. Historically, we have achieved higher revenues and earnings in our third and fourth quarters. We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2001 fiscal year ends on September 27, 2001 and is a 52-week year.

The Pantry

   As of June 28, 2001, we operated 1,327 convenience stores located in Florida (507), North Carolina (342), South Carolina (254), Georgia (57), Mississippi (56), Kentucky (42), Virginia (31), Indiana (16), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,286 locations, 1,008 of which sell gasoline under brand names including Amoco(R), British Petroleum(R), Chevron(R), Citgo(R), Mobil(R), Exxon(R), Shell(R), and Texaco(R).

                               THE PANTRY, INC.

NOTE 2--BUSINESS ACQUISITIONS

Fiscal 2001 Acquisitions:

   During the nine months ended June 28, 2001, we acquired the businesses described below (the "2001 acquisitions"). These acquisitions were accounted for by the purchase method of accounting:

Date Acquired                        Trade Name Locations                            Stores
------------------------------------ ---------- ------------------------------------ ------
December 21, 2000................... Fast Lane  Mississippi and Louisiana              26
January 25, 2001.................... East Coast North Carolina and Virginia            11
                                                Mississippi, South Carolina and
Others (less than five stores)...... Various    North Carolina                          8
                                                                                      ---
  Total.............................................................................   45

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

                               THE PANTRY, INC.

   Purchase prices for the 2001 acquisitions have been allocated to the assets purchased and the liabilities assumed based on the fair values on the dates of the acquisitions as follows (amounts in thousands):

      Assets Acquired:
      Receivables....................................................... $    11
      Inventories.......................................................   3,077
      Prepaid expenses..................................................     323
      Property held for sale............................................   1,397
      Property and equipment............................................  14,049
      Other noncurrent assets...........................................     550
                                                                         -------
        Total assets....................................................  19,407
                                                                         -------
      Liabilities Assumed:
      Other noncurrent liabilities......................................     963
                                                                         -------
        Total liabilities...............................................     963
                                                                         -------
      Net tangible assets acquired......................................  18,444
        Goodwill........................................................  37,678
                                                                         -------
          Total consideration paid, including direct costs, net of cash acquired..................................................... $56,122
                                                                         =======

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                                                             Nine Months Ended
                                                           ---------------------
                                                            June 29,   June 28,
                                                              2000       2001
                                                           ---------- ----------
   Total revenues......................................... $1,943,467 $2,009,142
   Net income.............................................      6,192        825
   Earnings per share:
     Basic................................................ $     0.34 $     0.05
                                                           ========== ==========
     Diluted.............................................. $     0.33 $     0.04
                                                           ========== ==========

   In management's opinion, the unaudited pro forma information is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 2000 or fiscal 2001, or of future operations of the combined companies.

                               THE PANTRY, INC.

NOTE 3--INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

                                                         September 28, June 28,
                                                             2000        2001
                                                         ------------- --------
   Inventories at FIFO cost:
   Merchandise..........................................   $ 70,461    $ 77,841
   Gasoline.............................................     28,806      25,992
                                                           --------    --------
                                                             99,267     103,833
   Less adjustment to LIFO cost:
   Merchandise..........................................    (11,305)    (13,257)
                                                           --------    --------
   Inventories at LIFO cost.............................   $ 87,962    $ 90,576
                                                           ========    ========

NOTE 4--ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

   As of June 28, 2001, we were contingently liable for outstanding letters of credit in the amount of $15.5 million primarily related to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

                               THE PANTRY, INC.

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

   State Trust Funds. All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credit against our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

  .  the per-site deductible;

  . costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

  .  removal and disposal of underground storage tank systems; and

  . costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

   The trust funds generally require us to pay deductibles ranging from $5,000 to $150,000 per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $406.0 thousand for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $13.2 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

   Several of the locations identified as contaminated are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

                               THE PANTRY, INC.

NOTE 5--LONG-TERM DEBT

   At September 28, 2000 and June 28, 2001, long-term debt consisted of the following (amounts in thousands):

                                                         September 28, June 28,
                                                             2000        2001
                                                         ------------- --------
Senior subordinated notes payable; due October 15,
 2007; interest payable semi-
 annually at 10.25%....................................    $200,000    $200,000
Tranche A term loan; interest payable monthly at LIBOR
 plus 3.0%;
 principal due in quarterly installments through
 January 31, 2004......................................      61,906      50,406
Tranche B term loan; interest payable monthly at LIBOR
 plus 3.5%;
 principal due in quarterly installments through
 January 31, 2006......................................     179,973     178,552
Tranche C term loan; interest payable monthly at LIBOR
 plus 3.75%;
 principal due in quarterly installments through July
 31, 2006..............................................      74,625      74,063
Acquisition facility; interest payable monthly at LIBOR
 plus 3.0%; principal due in quarterly installments
 beginning July 30, 2001 through January 31, 2004......      10,000      50,000
Notes payable to McLane Company, Inc.; zero (0.0%)
 interest, with principal due in annual installments
 through February 26, 2003.............................         889         592
Other notes payable; various interest rates and
 maturity dates........................................         230         236
                                                           --------    --------
Total long-term debt...................................     527,623     553,849
Less--current maturities...............................     (20,649)    (39,498)
                                                           --------    --------
Long-term debt, net of current maturities..............    $506,974    $514,351
                                                           ========    ========

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility with outstanding borrowings of $50.0 million, and (iii) term loan facilities with outstanding borrowings of $303.0 million. As of June 28, 2001, total outstanding borrowings under our bank credit facility, as amended, were $353.0 million. In addition, as of June 28, 2001, we had $15.5 million in outstanding letters of credit. The LIBOR associated with our bank credit facility resets monthly and as of June 28, 2001, was 4.06%.

   The remaining annual maturities of notes payable are as follows (amounts in thousands):

             Year Ended September:
             ---------------------
             2001............................... $  9,675
             2002...............................   40,000
             2003...............................   43,254
             2004...............................   52,912
             2005...............................   88,654
             Thereafter.........................  319,354
                                                 --------
                                                 $553,849
                                                 ========

   As of June 28, 2001, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

                               THE PANTRY, INC.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

   On September 29, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption on September 29, 2000, the cumulative transition adjustment was approximately $364.0 thousand (net of taxes of $386.0 thousand).

   The Company enters into interest rate swap and collar agreements to modify the interest characteristics of its outstanding long-term debt and has designated each qualifying instrument as a cash flow hedge. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest expense of $439.0 thousand was recorded in the third quarter of fiscal 2001 for both the ineffective portion of the cash flow hedges and the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

   The fair values of the Company's interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. Interest rate swap liabilities are included in other accrued liabilities. Our derivative liabilities were $5.8 million as of June 28, 2001.

   The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

   Cumulative effect of adoption of SFAS No. 133, net of taxes of
    $386.............................................................  $  (364)
   Amortization reclassified into other comprehensive deficit, net of
    taxes of $35.....................................................       42
   Unrealized losses on qualifying cash flow hedges, net of taxes of
    $1,642...........................................................   (2,183)
                                                                       -------
   Accumulated other comprehensive deficit...........................  $(2,505)
                                                                       =======

   The components of comprehensive income (loss), net of related taxes, are as follows (amounts in thousands):

                                     Three Months Ended    Nine Months Ended
                                     --------------------  -------------------
                                     June 29,   June 28,   June 29,  June 28,
                                       2000       2001       2000      2001
                                     ---------  ---------  -------------------
Net income.........................   $   6,186  $   3,616  $  5,933 $     634
Amortization of cumulative effect..         --          48       --         42
Unrealized gains (losses) on
 qualifying cash flow hedges.......         --         132       --     (2,183)
                                      ---------  ---------  -------- ---------
Comprehensive income (loss)........   $   6,186  $   3,796  $  5,933 $  (1,507)
                                      =========  =========  ======== =========

                               THE PANTRY, INC.

NOTE 7--RESTRUCTURING CHARGE

   During the quarter ended March 29, 2001 the Company announced a plan designed to strengthen its organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan includes closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into the Company's corporate headquarters located in Sanford, North Carolina. The Company expects that this integration, which is scheduled for completion by fiscal year end, will reduce pre-tax operating expenses by approximately $4.0 to $5.0 million annually. Effective June 28, 2001, the Company completed the merger of Lil' Champ Food Stores, Inc. into The Pantry. The Company anticipates this merger will provide for more efficient and streamlined operations.

   As a result of these actions, the Company recorded a pre-tax restructuring charge of $3.3 million during the second quarter of fiscal 2001. The restructuring charge consisted of $1.5 million of employee termination benefits, $1.3 million of lease obligations, and $365.0 thousand of legal and other professional consultant fees. During the second and third quarters of fiscal 2001, the Company has also incurred $474.0 thousand in other non-recurring charges for related actions. The other non-recurring charges were one-time expenses as a result of this restructuring plan and included charges for the following: (i) relocation and staffing, (ii) non-capital systems integration, (iii) travel and (iv) other miscellaneous costs. Employee termination benefits represent severance and outplacement benefits for 82 employees, 52 of which are in administrative positions and 30 are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rentals for the Jacksonville facility. Activity related to the restructuring accruals was as follows (amounts in thousands):

                                              Restructuring charges
                                   -------------------------------------------
                                   Total 2001  Cash    Non-cash  June 28, 2001
                                    Expense   Outlays Write-offs    Reserve
                                   ---------- ------- ---------- -------------
Severance and related costs.......   $1,546    $272      $--        $1,274
Lease buyout costs................    1,339      --       --         1,339
Legal and other professional
 costs............................      365     241       --           124
                                     ------    ----      ---        ------
  Total restructuring reserve.....   $3,250    $513      $--        $2,737
                                     ======    ====      ===        ======

NOTE 8--INTEREST EXPENSE

   The components of interest expense are as follows (amounts in thousands):

                                               Three Months     Nine Months
                                                   Ended           Ended
                                              --------------- ----------------
                                               June    June    June     June
                                                29,     28,     29,      28,
                                               2000    2001    2000     2001
                                              ------- ------- -------  -------
Interest on long-term debt................... $13,285 $12,284 $37,613  $39,273
Interest on capital lease obligations........     312     432   1,147    1,295
Interest rate swap settlements...............      17     642     (47)     611
Fair market value change in non-qualifying
 derivatives.................................     --      524     --     1,357
Miscellaneous................................      16      28      24       43
                                              ------- ------- -------  -------
                                              $13,630 $13,910 $38,737  $42,579
                                              ======= ======= =======  =======

                               THE PANTRY, INC.

NOTE 9--EARNINGS PER SHARE

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

                                              Three Months
                                                  Ended       Nine Months Ended
                                            ----------------- -----------------
                                            June 29, June 28, June 29, June 28,
                                              2000     2001     2000     2001
                                            -------- -------- -------- --------
Net income................................. $ 6,186  $ 3,616  $ 5,933  $   634
                                            =======  =======  =======  =======
Earnings per share--basic:
  Weighted-average shares outstanding......  18,111   18,115   18,111   18,113
                                            =======  =======  =======  =======
  Net income per share--basic.............. $  0.34  $  0.20  $  0.33  $  0.04
                                            =======  =======  =======  =======
Earnings per share--diluted:
  Weighted-average shares outstanding......  18,111   18,115   18,111   18,113
  Dilutive impact of options and warrants
   outstanding.............................     576      --       789      487
                                            -------  -------  -------  -------
  Weighted-average shares and potential
   dilutive shares outstanding.............  18,687   18,115   18,900   18,600
                                            =======  =======  =======  =======
  Net income per share--diluted............ $  0.33  $  0.20  $  0.31  $  0.03
                                            =======  =======  =======  =======

   Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.4 million and 662.0 thousand for the three and nine months ended June 28, 2001, respectively.

                               THE PANTRY, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2000 and our quarterly reports on Form 10-Q for the quarters ended December 28, 2000 and March 29, 2001.

Introduction

   The Pantry is the leading convenience store operator in the Southeast and the second largest independent operator in the United States. As of June 28, 2001, we operate 1,327 stores in ten Southeastern states under approximately two dozen banners including The Pantry(R), Handy Way, Lil' Champ(R), Quick Stop(R), Zip Mart, Kangaroo, Fast Lane, Depot and Big K. We currently operate in selected markets in Florida (507), North Carolina (342), South Carolina
(254), Georgia (57), Mississippi (56), Kentucky (42), Virginia (31), Indiana
(16), Tennessee (14) and Louisiana (8). Our network of retail locations offers a broad selection of merchandise, gasoline and services designed to appeal to the convenience needs of today's time-constrained consumer.

   In the third quarter of fiscal 2001, our net income was $3.6 million, or 20 cents per share compared to 33 cents per share in the third quarter of fiscal 2000. During the quarter, we recognized $778 thousand in restructuring and other unusual charges related to (i) our restructuring plan announced in January 2001 discussed in note 7 of item 1 and (ii) the impact of fair market changes in non-qualifying derivatives relating to the adoption of SFAS No. 133 discussed in note 8 of item 1 (together, the "unusual charges"). Our net income before the unusual charges was $4.0 million, or 22 cents per share. The decrease in our earnings before these unusual charges is primarily attributable to softening customer spending, tighter gasoline margins and the loss of South Carolina video gaming income. As a result of these factors, our third quarter EBITDA declined 5.1% to $36.3 million and income from operations before the unusual charges declined 14.9% percent to $20.4 million.

   Total revenues for the quarter increased 10.1% to $708.0 million. The increase is primarily attributable to the contribution from acquired stores and a 3.4% increase in our average retail gasoline price per gallon. Comparable store gasoline gallon sales declined 3.8% and comparable store merchandise sales declined 0.6%. We believe these declines are indicative of the short-term impact sustained economic weakness and higher gasoline retail prices has on the disposable income of our customers.

   We continue to focus our attention on several key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;

  .  the continuous effort to apply technology in all facets of our business;

  .  our research and investment in new merchandise programs; and

  .  sensible store growth in existing and contiguous markets.

   We believe our growing retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve merchandise and gasoline gallon comparable store sales, support stable merchandise margins and control store operating expenses. We continue to focus attention and resources on upgrading existing and acquired locations with the latest gasoline marketing technology and designing site plans to drive customer traffic. We also are investing in retail and gasoline information technology to enhance decision support tools, improve inventory management and reduce overhead costs.

                               THE PANTRY, INC.


   On January 24, 2001, we announced plans to centralize and integrate corporate administrative functions into our primary support center located in Sanford, North Carolina. Our restructuring plan will reduce a number of administrative positions, eliminate our primary Florida administrative facility located in Jacksonville and reduce duplicative expenses. We expect these activities to generate approximately $5.0 million in annualized savings and anticipate realizing these savings beginning in fiscal 2002. In conjunction with these actions, we anticipate approximately $5.0 million in non-recurring, restructuring charges; year-to-date, we have recorded $3.7 million in charges. We believe the integration will provide a more efficient and cost effective administrative support structure and, more importantly, enhance the level of service our support functions provide to our growing retail network.

   On the merchandise front, we continue to maintain a fresh and open approach to convenience focusing on products and services designed to appeal to the convenience needs of today's time-constrained consumer. We are constantly reviewing opportunities to get the most out of our growing retail network--now at more than 1,300 stores located in 10 southeastern states. We have focused our attention on increasing ancillary or complementary services and revenues such as food service sales, lottery commissions, prepaid cellular services, phone cards, car wash offerings and other service revenues.

   Regarding store count, we acquired 4 stores in several key markets in the Carolinas and closed 9 stores in selected markets during the quarter. Year-to-date we have acquired 45 stores, opened 2 and closed 33. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

   Given overall market conditions, we are currently being extremely prudent and have slowed down the pace of our acquisitions. However, this does not in any way represent a change in our long-term strategic direction. When the environment is once again favorable, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets.

   In conclusion, we are focused mainly on the operations side of our business, working diligently to improve the overall productivity of our existing store base. Over the next six to twelve months, we anticipate reducing our average outstanding borrowings through scheduled principal payments and, where excess cash is available, allocating capital among available opportunities including debt reduction.

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

                               THE PANTRY, INC.


   The tables below provide information concerning the 2001 acquisitions (as of June 28, 2001) and the 2000 acquisitions:

Fiscal 2001 Acquisitions

 Date Acquired                     Trade Name   Locations                  Stores
 ------------------------------  -------------- ------------------------   ------
                                                Mississippi and
 December 21, 2000.............  Fast Lane      Louisiana                    26
                                                North Carolina and
 January 25, 2001..............  East Coast     Virginia                     11
 Others (less than five                         North Carolina, South
  stores)......................  Various        Carolina and Mississippi      8
                                                                            ---
    Total................................................................    45

Fiscal 2000 Acquisitions

 Date Acquired                     Trade Name   Locations                  Stores
 ------------------------------  -------------- ------------------------   ------
 September 14, 2000............  Food Mart      Mississippi                  18
 July 3, 2000..................  Mini Mart      South Carolina               14
 June 29, 2000.................  Big K          Mississippi                  19
 April 27, 2000................  Market Express South Carolina                5
                                                North Carolina and
 January 27, 2000..............  On-The-Way     Southern Virginia            12
 November 11, 1999.............  Kangaroo       Georgia                      49
 November 4, 1999..............  Cel Oil        South Carolina                7
 October 7, 1999...............  Wicker Mart    North Carolina                7
 Others (less than five          Various        Florida, North Carolina,
  stores)......................                 Virginia, Mississippi
                                                and South Carolina           12
                                                                            ---
    Total................................................................   143

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

Results of Operations

 Three Months Ended June 28, 2001 Compared to the Three Months Ended June 29,
 2000

   Total Revenue. Total revenue for the three months ended June 28, 2001 was $708.0 million compared to $642.9 million for the three months ended June 29, 2000, an increase of $65.0 million or 10.1%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $83.1 million. This increase was partially offset by comparable store volume declines in both merchandise revenue and gasoline gallons, as well as a decline in commission income resulting from the loss of South Carolina video poker revenue associated with the statewide ban on July 1, 2000. In the third quarter of fiscal 2001, total revenue increases were inflated by a higher average gasoline retail price of $1.54 per gallon compared to $1.49 per gallon for the third quarter of fiscal 2000. Our comparable store volume declines were primarily attributed to (i) lower consumer spending, (ii) sustained high gasoline retail prices which negatively impacted gallon demand, (iii) volatile wholesale gasoline costs and (iv) the impact of our efforts to manage the balance between total location specific gross profit, gasoline gallon volume and merchandise revenue volume.

                               THE PANTRY, INC.


   Merchandise Revenue. Merchandise revenue for the third quarter of fiscal 2001 was $256.3 million compared to $238.6 million during the third quarter of fiscal 2000, an increase of $17.7 million or 7.4%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $24.6 million offset by comparable store merchandise sales declines and lost volume from closed stores.

   Comparable store merchandise revenue for the third quarter of fiscal 2001 declined 0.6% from the comparable period of fiscal 2000. The decrease in comparable store merchandise revenue is primarily attributable to general economic conditions, heightened competitive activity in certain markets and the impact higher gasoline retail prices had on customer spending and traffic.

   Gasoline Revenue and Gallons. Gasoline revenue for the third quarter of fiscal 2001 was $446.5 million compared to $397.2 million during the third quarter of fiscal 2000, an increase of $49.3 million or 12.4%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $58.1 million and a $0.05, or 3.4%, increase in average gasoline gallon retail prices compared to the third quarter of fiscal 2000. These items were offset by a comparable store gasoline gallon sales decline of 3.8%.

   In the third quarter of fiscal 2001, gasoline gallons sold were 290.6 million compared to 267.2 million during the third quarter of fiscal 2000, an increase of 23.4 million gallons or 8.8%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since June 29, 2000 of 39.2 million gallons, partially offset by a comparable store gasoline gallon sales decline of 3.8% during the period. The comparable store gallon decrease is primarily attributable to general economic conditions, heightened competitive activity in certain markets and the impact higher gasoline retail prices had on customer spending and traffic.

   Commission Revenue. Commission revenue for the third quarter of fiscal 2001 was $5.2 million compared to $7.2 million during the third quarter of fiscal 2000, a decrease of $2.0 million or 27.9%. The decrease is primarily attributable to the loss of $1.3 million in video poker income attributable to the July 1, 2000 ban on video poker operations in South Carolina and a decline in lottery commissions attributable to general economic conditions.

   Total Gross Profit. Total gross profit for the third quarter of fiscal 2001 was $128.8 million compared to $124.2 million during the third quarter of fiscal 2000, an increase of $4.6 million or 3.7%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 29, 2000 of $13.3 million and a 50 basis points increase in merchandise margin. These increases were partially offset by a decline in our gasoline gross profit per gallon and comparable store merchandise revenue and gasoline volume declines.

   Merchandise Gross Profit and Margin. Merchandise gross profit was $84.7 million for the third quarter of fiscal 2001 compared to $77.8 million for the third quarter of fiscal 2000, an increase of $6.9 million or 8.9%. This increase is primarily attributable to the profits from stores acquired or opened since June 29, 2000 of $7.8 million and an increase in our merchandise margin percentage. Merchandise margin of 33.1% for the third quarter of fiscal 2001 was 50 basis points over the merchandise margin of 32.6% reported for the third quarter of fiscal 2000. The margin increase is primarily due to improving raw margins, lower inventory shortages and the increasing gross profit contribution from food service locations, which have historically higher margins.

   Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $38.9 million for the third quarter of fiscal 2001 compared to $39.2 million for the third quarter of fiscal 2000, a decrease of $0.3 million or 0.7%. This decrease is primarily attributable to lower gasoline margins and the comparable store gasoline gallon decline, partially offset by the profits from stores acquired or opened since June 29, 2000 of $5.3 million. Gasoline gross profit per gallon was $0.134 in the third quarter of fiscal 2001 compared to $0.147 for the third quarter of fiscal 2000.

                               THE PANTRY, INC.


   Operating, General and Administrative Expenses. Operating, general and administrative expenses for the third quarter of fiscal 2001 totaled $92.5 million compared to $85.9 million for the third quarter of fiscal 2000, an increase of $6.6 million or 7.7%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since June 29, 2000 of $10.2 million. As a percentage of total revenue, these expenses decreased to 13.1% in the third quarter of fiscal 2001 from 13.4% in the third quarter of fiscal 2000.

   Restructuring and Other Non-Recurring Charges. As a result of our restructuring plan announced in January, we recorded non-recurring charges of $254.0 thousand during the third quarter of fiscal 2001. These charges consisted mainly of relocation, staffing, travel and other miscellaneous costs.

   Income from Operations. Income from operations totaled $20.1 million for the third quarter of fiscal 2001 compared to $23.9 million during the third quarter of fiscal 2000, a decrease of $3.8 million or 16.0%. The decrease is primarily attributable to the variances discussed above and a $1.6 million increase in depreciation and amortization.

   EBITDA. EBITDA represents income before interest expense, income taxes, depreciation and amortization, impairment of long-lived assets, restructuring and other non-recurring charges and extraordinary losses. EBITDA for the third quarter of fiscal 2001 totaled $36.3 million compared to EBITDA of $38.3 million during the third quarter of fiscal 2000, a decrease of $2.0 million or 5.1%. The decrease is attributable to the items discussed above.

   EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. EBITDA as defined may not be comparable to similarly titled measures reported by other companies. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful.

   Interest Expense. Interest expense is primarily interest on our borrowings under our bank credit facility and senior subordinated notes. Interest expense for the third quarter of fiscal 2001 totaled $13.9 million compared to $13.6 million for the third quarter of fiscal 2000, an increase of $0.3 million or 2.0%. In accordance with SFAS No. 133, we incurred a $524 thousand charge relating to the change in fair market value of our non-qualifying interest rate swap agreements and the amortization of our cumulative transition adjustments. The remaining $244 thousand decrease in interest expense is primarily attributable to a general decline in interest rates.

   Income Tax Expense. We recorded income tax expense totaling $3.0 million for the third quarter of fiscal 2001 compared to income tax expense of $4.9 million for the third quarter of fiscal 2000. The decrease in income tax expense was primarily attributable to the decrease in income before income taxes. Our effective tax rate was 45.1% for the quarter ending June 28, 2001 compared to 44.0% for the quarter ending June 29, 2000.

   Net Income. Net income for the third quarter of fiscal 2001 was $3.6 million compared to net income of $6.2 million for the third quarter of fiscal 2000. Our net income before the unusual charges was $4.0 million. The net income decrease is attributable to the items discussed above.

 Nine Months Ended June 28, 2001 Compared to the Nine Months Ended June 29,
 2000

   Total Revenue. Total revenue for the nine months ended June 28, 2001 was $2.0 billion compared to $1.8 billion for the nine months ended June 29, 2000, an increase of $211.0 million or 11.9%. The increase in total revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $195.6 million, and an increase in retail gasoline prices. For the nine months ended June 28, 2001, total revenue increases were inflated by a higher average gasoline retail price of $1.48 per gallon compared to $1.38 per gallon for the nine months ended June 29, 2000.

                               THE PANTRY, INC.


   Merchandise Revenue. Merchandise revenue for the nine months ended June 28, 2001 was $714.5 million compared to $663.2 million during the nine months ended June 29, 2000, an increase of $51.3 million or 7.7%. The increase in merchandise revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $58.6 million offset by comparable store merchandise sales declines and lost volume from closed stores. Comparable store merchandise revenue for the nine months ended June 28, 2001 decreased 0.6% over the comparable period fiscal 2000.

   Gasoline Revenue and Gallons. Gasoline revenue for the nine months ended June 28, 2001 was $1.2 billion compared to $1.1 billion during the nine months ended June 29, 2000, an increase of $164.1 million or 15.2%. The increase in gasoline revenue is primarily attributable to the revenue from stores acquired or opened since June 29, 2000 of $136.2 million and a $0.10, or 7.2%, increase in average gasoline gallon retail prices compared to the nine months ended June 29, 2000.

   For the nine months ended June 28, 2001, gasoline gallons sold were 841.8 million compared to 785.4 million during the nine months ended June 29, 2000, an increase of 56.4 million gallons or 7.2%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since June 29, 2000 of 94.2 million gallons, partially offset by a comparable store gasoline gallon sales decline of 5.8% during the period. The comparable store gallon decrease is primarily attributable to the increased average retail price per gallon associated with increasing wholesale fuel costs.

   Commission Revenue. Commission revenue for the nine months ended June 28, 2001 was $16.3 million compared to $20.7 million during the nine months ended June 29, 2000, a decrease of $4.4 million or 21.2%. The decrease is primarily attributable to the loss of $3.8 million in video poker income as a result of the July 1, 2000 ban on video poker operations in South Carolina.

   Total Gross Profit. Total gross profit for the nine months ended June 28, 2001 was $364.0 million compared to $336.9 million during the nine months ended June 29, 2000, an increase of $27.1 million or 8.0%. The increase in gross profit is primarily attributable to the profits from stores acquired or opened since June 29, 2000 of $32.0 million and a 70 basis points increase in merchandise gross profit, offset by comparable store merchandise revenue and gasoline gallon declines.

   Merchandise Gross Profit and Margin. Merchandise gross profit was $241.1 million for the nine months ended June 28, 2001 compared to $218.5 million for the nine months ended June 29, 2000, an increase of $22.6 million or 10.3%. This increase is primarily attributable to the profits from stores acquired or opened since June 29, 2000 of $19.3 million and comparable store profit increases.

   Merchandise margin of 33.7% for the nine months ended June 28, 2001 was 70 basis points over the merchandise margin of 33.0% reported for the nine months ended June 29, 2000. The margin increase is primarily due to improving raw margins, lower inventory shortages and the increasing gross profit contribution from food service locations, which have historically higher margins.

   Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $106.5 million for the nine months ended June 28, 2001 compared to $97.7 million for the nine months ended June 29, 2000, an increase of $8.9 million or 9.1%. This increase is primarily attributable to the profits from stores acquired or opened since June 29, 2000 of $11.9 million and higher gasoline margins, partially offset by the comparable store gasoline gallon decline of 5.8%. Gasoline gross profit per gallon was $0.127 for the nine months ended June 28, 2001 compared to $0.124 for the nine months ended June 29, 2000.

   Operating, General and Administrative Expenses. Operating, general and administrative expenses for the nine months ended June 28, 2001 totaled $270.9 million compared to $247.7 million for the nine months ended June 29, 2000, an increase of $23.2 million or 9.4%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since June 29, 2000 of $25.2 million. As a percentage of total revenue, these expenses decreased to 13.7% for the nine months ended June 28, 2001 from 14.0% for the nine months ended June 29, 2000.

                               THE PANTRY, INC.


   Restructuring and Other Non-Recurring Charges. As a result of our restructuring plan announced in January, we recorded pre-tax restructuring and other charges of $3.7 million during the nine months ended June 28, 2001. These charges consisted mainly of employee termination benefits, lease obligations, professional fees and other costs.

   Income from Operations. Income from operations totaled $42.5 million for the nine months ended June 28, 2001 compared to $47.6 million for the nine months ended June 29, 2000, a decrease of $5.1 million or 10.8%. The decrease is attributable to the factors discussed as well as a $5.3 million increase in depreciation and amortization.

   EBITDA. EBITDA represents income before interest expense, income taxes, depreciation and amortization, impairment of long-lived assets, restructuring and other non-recurring charges, and extraordinary loss. EBITDA for the nine months ended June 28, 2001 totaled $93.1 million compared to EBITDA of $89.2 million for the nine months ended June 29, 2000, an increase of $3.8 million or 4.3%. The increase is attributable to the items discussed above.

   Interest Expense. Interest expense is primarily interest on our senior subordinated notes and borrowings under our bank credit facility. Interest expense for the nine months ended June 28, 2001 totaled $42.6 million compared to $38.7 million for the nine months ended June 29, 2000, an increase of $3.8 million or 9.9%. The increase in interest expense is primarily attributable to increased borrowings under our bank credit facility associated with acquisition activity. In accordance with SFAS No. 133, we incurred $1.4 million in charges relating to the change in fair market value of our non-qualifying interest rate swap agreements and the amortization of our cumulative transition adjustment.

   Income Tax Expense. We recorded income tax expense totaling $0.7 million for the nine months ended June 28, 2001 compared to income tax expense of $4.7 million for the nine months ended June 29, 2000. The change in income tax benefit was primarily attributable to the decrease in income before income taxes. Our effective tax rate was 51.5% for the nine months ending June 28, 2001 compared to 44.0% for the nine months ending June 29, 2000.

   Net Income. Net income for the nine months ending June 28, 2001 was $0.6 million compared to net income of $5.9 million for the nine months ended June 29, 2000. Our net income before the unusual charges was $3.1 million for the nine months ended June 28, 2001. The decrease is attributable to the items discussed above.

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. Capital expenditures, acquisitions and interest expense represent our primary uses of funds. We rely primarily upon cash provided by operating activities, sale-leaseback transactions and asset dispositions to finance our operations, pay interest, and fund capital expenditures. We rely on excess cash, supplemented as necessary from time to time by borrowings under our bank facilities, to finance acquisitions. Cash provided by operating activities declined from $61.0 million for the nine months ended June 29, 2000 to $43.6 million for the nine months ended June 28, 2001. We had $48.6 million of cash and cash equivalents on hand at June 28, 2001.

   Fiscal 2001 Acquisitions. For the nine months ended June 28, 2001, we acquired a total of 45 convenience stores in nine transactions for approximately $56.1 million, net of cash acquired. These acquisitions were funded with borrowings under our bank credit facility and cash on hand.

                               THE PANTRY, INC.


   Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $24.5 million for the nine months ended June 28, 2001. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

   We finance our capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Under our sale-leaseback program, we received $3.5 million for the nine months ended June 28, 2001. Our bank credit facility caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

   For the nine months ended June 28, 2001, we received approximately $9.7 million from sale-leaseback proceeds, asset dispositions and vendor reimbursements for capital improvements. Net capital expenditures, excluding all acquisitions, for the nine months ended June 28, 2001 were $14.8 million. We anticipate capital expenditures for fiscal 2001 will be approximately $42.0 million.

   Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $353.0 million outstanding under our bank credit facility.

   We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

   Our bank credit facility consists of: (i) a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit; (ii) a $50.0 million acquisition facility available to finance acquisitions of related businesses with outstanding borrowings of $50.0 million, and (iii) term loan facilities with outstanding borrowings of $303.0 million as of June 28, 2001. As of August 6, 2001, we had $29.5 million available for borrowing or additional letters of credit under the credit facility.

   The Tranche A term loan matures in January 2004 and the Tranche B and Tranche C term loans mature in January 2006. On January 31, 2001, all amounts then outstanding under the acquisition facility converted into a three-year term loan. All term loan facilities require quarterly principal payments with annual principal payments totaling approximately $9.7 million in the remainder of fiscal 2001, $39.6 million in fiscal 2002, $42.9 million in fiscal 2003, $52.9 million in fiscal 2004, $88.6 million in fiscal 2005, and $119.3 million in fiscal 2006.

   Cash Flows from Financing Activities. For the nine months ended June 28, 2001, we used proceeds from our bank credit facility and cash on hand to finance the 2001 acquisitions, make principal repayments and pay related fees and expenses.

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

                               THE PANTRY, INC.

   Shareholders' Equity. As of June 28, 2001, our shareholders' equity totaled $116.2 million. The $1.8 million decrease from September 28, 2000 is attributable to the net income for the period offset by the accumulated other comprehensive deficit related to the adoption of SFAS No. 133.

Environmental Considerations

   We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of August 6, 2001, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida and Georgia we also meet such financial responsibility requirements through private commercial liability insurance.

   All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering, and reimbursing of cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these programs and have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credit toward our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides from up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities.

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

   Environmental reserves of $13.6 million as of June 28, 2001 represent estimates for future expenditures for remediation, tank removal and litigation associated with 437 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of June 28, 2001, amounts that are probable of reimbursement (based on our experience) from those sources total $13.2 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued

                               THE PANTRY, INC.

solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

   As a result of our financing activities, we are exposed to changes in interest rates, which may adversely affect our results of operations and financial condition. In seeking to minimize the risk associated with these activities we have entered into interest rate swap arrangements, which effectively convert a portion of our variable rate debt to a fixed rate. The adoption of SFAS No.133 resulted in a cumulative transition adjustment of approximately $364.0 thousand (net of taxes of $386.0 thousand). Our derivative liabilities were $5.8 million as of June 28, 2001.

   Effective September 29, 2000, we adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of certain income, expense and balance sheet amounts in the financial statements. The adoption of SAB No. 101 did not have a material impact on our results of operations and financial condition.

Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS No. 141") which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. All of our previous acquisitions have been accounted for under the purchase method and therefore the adoption of SFAS No. 141 will not have a material impact on our results of operations and financial condition.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of June 28, 2001, we have net goodwill of

                               THE PANTRY, INC.

$282.2 million and have incurred $7.2 million in goodwill amortization in the statement of operations for the nine months then ended. The adoption of SFAS No. 142 will result in our discontinuation of goodwill amortization. We will be required to test goodwill using an impairment method under the new standard at adoption and at least annually thereafter, which could have an adverse effect on our future results of operations if an impairment occurs.

   Adoption of SFAS No. 142 is required in fiscal years beginning after December 15, 2001 which would be our first quarter of fiscal 2003. Early application is permitted for entities with fiscal years beginning after March 15, 2001, which would be our first quarter of fiscal 2002.

Inflation

   During the first nine months of fiscal 2001, wholesale gasoline fuel prices continued to increase. Average cost per barrel for the period was $30 compared to $27 per barrel for the first nine months of fiscal 2000. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price inflation has had an impact on total revenue, gross profit dollars and gross profit percentage.

   General CPI, excluding energy, increased 0.30% during the third quarter of fiscal 2001 and food at home, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

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

   The following table presents the future principal cash flows and weighted-average interest rates based on rates in effect at June 28, 2001, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of August 6, 2001.

                            Expected Maturity Date
                              as of June 28, 2001
                            (Dollars in thousands)

                         Fiscal  Fiscal   Fiscal   Fiscal   Fiscal                          Fair
                          2001    2002     2003     2004     2005    Thereafter  Total     Value
                         ------  -------  -------  -------  -------  ---------- --------  --------
Long-term debt.......... $9,675  $40,000  $43,254  $52,912  $88,654   $319,354  $553,849  $551,772
Weighted-average
 interest rate..........   9.15%    9.05%    9.01%    8.82%    9.09%     10.03%     9.26%

   In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 28, 2001, the interest rate on 68.8% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 70.6% at June 29, 2000.

   The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on the company's interest rate swap contracts:

                         Interest Rate Swap Contracts
                            (Dollars in thousands)

                                                             June 29,  June 28,
                                                               2000      2001
                                                             --------  --------
Notional principal amount................................... $170,000  $180,000
Weighted average pay rate...................................     6.41%     6.12%
Weighted average receive rate...............................     6.68%     4.19%
Weighted average years to maturity..........................     2.36      2.11

   Effective February 1, 2001 the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of June 28, 2001, the fair value of our swap and collar agreements represented a liability of $5.8 million.

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

                               THE PANTRY, INC.


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

                                THE PANTRY, INC.


                          PART II--OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    99.1 Risk Factors

  (b) Reports on Form 8-K

    None

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

                                          Date: August 13, 2001

                                 EXHIBIT INDEX

 Exhibit
   No.           Description of Document
 --------------- -----------------------
      99.1       Risk Factors.