Form 10-K
period 2001-09-27
PANTRY INC
filed 2001-12-26
CIK 915862

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 27, 2001

                        Commission File Number 33-72574

                               -----------------

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

                               -----------------

      Registrant's telephone number, including area code: (919) 774-6700

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         common stock, $.01 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 12, 2001 was $22,807,490.

   As of December 12, 2001, there were issued and outstanding 18,107,597 shares of the registrant's common stock.

                      Documents Incorporated by Reference

Document                                                   Where Incorporated
--------                                                   ------------------
1.  Proxy Statement for the Annual Meeting of Stockholders      Part III
   to be held March 26, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                               Page
Part I                                                                                         ----
Item 1:  Business.............................................................................   2
Item 2:  Properties...........................................................................  11
Item 3:  Legal Proceedings....................................................................  12
Item 4:  Submission of Matters to a Vote of Security Holders..................................  12

Part II
Item 5:  Market for Our Common Equity and Related Stockholder Matters.........................  13
Item 6:  Selected Financial Data..............................................................  14
Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations  16
Item 7A: Quantitative and Qualitative Disclosures About Market Risk...........................  27
Item 8:  Consolidated Financial Statements and Supplementary Data.............................  29
Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  57

Part III
Item 10: Our Directors and Executive Officers.................................................  58
Item 11: Executive Compensation...............................................................  58
Item 12: Security Ownership of Certain Beneficial Owners and Management.......................  58
Item 13: Certain Relationships and Related Transactions.......................................  58

Part IV
Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  59


                                      (i)

                                    PART I

   This Annual Report on Form 10-K contains forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. The forward-looking statements contained in this report, which have been based on our current expectations and projections about future events and which are subject to numerous risks, uncertainties, and assumptions about The Pantry, our industry, and related economic conditions, include without limitation, statements about:

   . Our anticipated growth strategy, which includes our strategy to increase our store base through acquisition and new store development

   . Anticipated trends in our business, our industry, wholesale gasoline markets and general economic conditions in the Southeast

   . Future expenditures for capital projects, including the cost of environmental regulatory compliance

   . Our ability to pass along gasoline, cigarette and other cost increases to our customers without a corresponding decrease in sales and gross profit

   . Our ability to control costs, including our ability to achieve cost savings in connection with our fiscal 2001 restructuring plan and acquisitions

   The forward-looking statements contained in this report are subject to numerous risks and uncertainties, including without limitation, risks related to:

   . Future economic trends, including interest rate movements and general business conditions in the Southeast

   . The intense competition in the convenience store and retail gasoline industries

   . Our anticipated growth strategies, including our strategy to grow through acquisition, new store development and strategic remodel investments

   .   Our dependence on gasoline and tobacco sales

   . The concentration of our stores in the southeastern United States and in coastal and resort areas

   . Our dependence on favorable weather conditions, particularly in spring and summer months

   . Our rapid growth and our related ability to control costs and achieve cost savings in connection with our fiscal 2001 restructuring plan and our acquisitions

   . The extensive governmental regulation of our business, including various environmental, federal, state and local regulations

   .   Our dependence on one principal merchandise wholesaler

  .  Our dependence on an uninterrupted supply of wholesale gasoline

   .   Control of The Pantry by one principal stockholder

   .   Dependence on senior management

   .   Other factors identified in Exhibit 99.1 to this Annual Report on Form
       10-K

   As a result of these and other risks, actual results may differ from the forward-looking statements included in this Annual Report on Form 10-K.

Item 1. Business

General

   The Pantry, Inc., founded in 1967, is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the country. As of September 27, 2001, we operated 1,324 stores in 10 southeastern states under approximately two dozen banners including The Pantry(R), Handy Way, Lil Champ(R), Quick Stop(R), Zip Mart(R), Kangaroo(R), Fast Lane(R), Big K(TM), Depot and Mini Mart. Our stores offer a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.
   In fiscal 1996, Freeman Spogli & Co. and Chase Manhattan Capital Corporation acquired a controlling interest in our stock through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. The table below shows the number, types and overall beneficial ownership percentage of our outstanding securities owned by Freeman Spogli & Co. and Chase as of December 12, 2001:

                                                                             Percentage Beneficial
           Name                   Number and type of securities owned              Ownership
           ----                   -----------------------------------        ---------------------
Freeman Spogli & Co.       10,329,524 shares of common stock and warrants to         62.0%(1)
                           purchase 2,346,000 shares of common stock
Chase (and its affiliates) 2,209,427 shares of common stock                          12.2%

--------
(1)Including shares underlying warrants.

Operations

   For a discussion of our fiscal year 2001 operating results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In fiscal year 2001, we acquired or opened 47 convenience stores located in North Carolina, South Carolina, Mississippi, Louisiana and Virginia. In addition, we closed or sold 36 convenience stores. The net increase in store count and timing of these acquisitions materially impacted our results of operations and comparisons to prior periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We believe our results continue to be driven by the following key operating principles:

   . the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;

   .   the continuous effort to apply technology in all areas of our business;

   .   our research and investment in new merchandise programs and

   .   sensible store growth in existing and contiguous markets.

   Merchandise Sales. In fiscal 2001, our merchandise sales were 36.6% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

                                                                  Fiscal Year Ending
                                                   -----------------------------------------------
                                                   Sept. 25, Sept. 24, Sept. 30, Sept. 28, Sept. 27,
                                                     1997      1998      1999      2000      2001
                                                   --------- --------- --------- --------- ---------
Merchandise sales (in millions)...................  $202.4    $460.8    $731.7    $907.6    $968.6
Average merchandise sales per store (in thousands)  $525.8    $533.3    $666.4    $713.8    $731.0
Comparable store merchandise sales increase.......     8.5%      5.3%      9.6%      7.5%     (0.2)%
Merchandise gross margins (after purchase rebates,
  markdowns, inventory spoilage, inventory shrink
  and LIFO reserve)...............................    34.4%     34.0%     33.1%     33.3%     33.4%

   The increase in average merchandise sales per store is primarily due to the addition of acquired stores which on average have comparatively higher merchandise volume, offset partially by the fiscal year 2001 comparable store merchandise sales decline of 0.2%.

   Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

                                                           Fiscal Year Ending
                                            ------------------------------------------------
                                            Sept. 25, Sept. 24, Sept. 30, Sept. 28, Sept. 27,
                                              1997      1998      1999      2000      2001
                                            --------- --------- --------- --------- ---------
Tobacco products...........................    25.9%     26.8%     33.1%     35.9%     34.6%
Beer and wine..............................    14.7      16.7      16.1      16.2      16.3
Packaged beverages.........................    16.6      15.5      14.8      13.7      14.3
Self-service fast foods and beverages......     6.9       6.3       5.3       5.3       6.0
General merchandise, health and beauty care     6.1       6.2       6.4       6.7       5.7
Fast food service..........................     2.5       2.9       3.0       3.6       4.3
Salty snacks...............................     4.3       4.4       4.0       3.7       3.8
Candy......................................     4.9       4.5       3.8       3.4       3.5
Dairy products.............................     2.8       3.4       3.5       3.0       3.0
Bread and cakes............................     2.1       2.0       1.8       2.3       2.5
Newspapers and magazines...................     5.1       3.7       2.9       2.2       2.2
Grocery and other merchandise..............     8.1       7.6       5.3       4.0       3.8
                                              -----     -----     -----     -----     -----
   Total...................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                              =====     =====     =====     =====     =====

   As of September 27, 2001, we operated quick service restaurants or full-service fast food locations within 203 of our locations. In 99 of these stores, we offer products from nationally branded food franchises including Subway(R), Taco Bell(R), Hardee's(R), Noble Roman's(R), TCBY(R), Blimpie(R), Church's(R), Hot Stuff(R), Bullets(R), Dairy Queen(R), Pizza Hut(R), Sobicks Subs(TM), Long John Silver's(R), Baskin-Robbins(R), Bojangles(R), and Krystal(R). In addition, we offer a variety of proprietary food service programs featuring breakfast biscuits, fried chicken, deli, pizza, tacos and other hot food offerings in 104 of our locations.

   We purchase over 50% of our merchandise from a single wholesale grocer, McLane Company, Inc., a subsidiary of Walmart, Inc. We purchase the products at McLane's cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store annual service allowances from McLane which are amortized over the remaining term of the agreement, which is three years. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

   Gasoline Operations. In fiscal 2001, our gasoline revenues were 62.5% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

                                                               Fiscal Year Ending
                                               -------------------------------------------------
                                               Sept. 25, Sept. 24, Sept. 30, Sept. 28,  Sept. 27,
                                                 1997      1998      1999      2000       2001
                                               --------- --------- --------- ---------  ---------
Gasoline sales (in millions)..................  $220.2    $510.0    $923.8   $1,497.7   $1,652.7
Gasoline gallons sold (in millions)...........   179.4     466.8     855.7    1,062.4    1,142.4
Average gallons sold per store (in thousands).   501.2     603.9     834.8      856.9      890.4
Comparable store gallon growth................     7.2%      4.8%      5.9%      (2.4)%     (3.8)%
Average retail price per gallon...............  $ 1.23    $ 1.09    $ 1.08   $   1.41   $   1.45
Average gross profit per gallon...............  $0.128    $0.134    $0.123   $  0.132   $  0.125
Locations selling gasoline....................     364       884     1,152      1,267      1,286
Company-operated branded locations............     300       667       851        997        997
Company-operated unbranded locations..........      35       192       279        253        277
Third-party locations (branded & unbranded)...      29        25        22         17         12
Locations with pay-at-pump credit card readers     125       379       682        945      1,009
Locations with multi-product dispensers.......     142       697       945      1,085      1,129

   The increase in average gallons sold per store is primarily due to the addition of acquired stores which on average had comparatively higher gallon volume and our efforts to remodel and upgrade our gasoline facilities, offset partially by the fiscal 2001 same store gallon decline of 3.8%. In fiscal 2001, the gasoline markets were volatile with domestic crude oil hitting a low in September 2001 of approximately $22 per barrel and highs in October 2000 exceeding $36 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We make no assurances that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

   We purchase our gasoline from major oil companies and independent refiners. We operate a mix of branded and unbranded locations and we evaluate our gasoline offering on a local market level. Of the 1,286 stores that sold gasoline as of September 27, 2001, 1,006 (including third-party locations selling under these brands) or 78.2% were branded under the Amoco(R), BP(R), Chevron(R), Citgo(R), Exxon(R), Shell(R) or Texaco(R) brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements ranged from five to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are approximately 20 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and unbranded) turn approximately every seven days.

   As of September 27, 2001, we owned the gasoline operations at 1,274 locations and at 12 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, we own the gasoline storage tanks, pumping equipment and canopies, and retain 100% of the gross profit received from gasoline sales. In fiscal 2001, these locations accounted for approximately 99% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays us approximately 50% of the gross profit. In fiscal 2001, third-party locations accounted for approximately 1% of the total gallons we sold. We are phasing out third-party arrangements because our company-operated locations are more profitable.

   Commission Revenue. In fiscal 2001, our commission revenues represented 0.8% of our total revenue. Our commission revenue is derived from lottery ticket sales, money orders, car wash, public telephones, amusement and video gaming and other ancillary product and service offerings. This category is an important aspect of our merchandise operations because we believe it attracts new customers as well as provides additional services for existing customers. The following table highlights certain information regarding commissions and the sources of commissions from services for the last five fiscal years:

                                                                  Fiscal Year Ending
                                                   ------------------------------------------------
                                                   Sept. 25, Sept. 24, Sept. 30, Sept. 28, Sept. 27,
                                                     1997      1998      1999      2000      2001
                                                   --------- --------- --------- --------- ---------
Commission revenue (in millions)..................  $  4.8    $ 14.1    $ 23.4    $ 25.9    $ 21.7
Average commission revenue per store (in
  thousands)......................................  $ 12.4    $ 16.4    $ 21.3    $ 21.2    $ 16.9
Commission revenue by category (as a percentage of
  total commission revenue):......................
   Lottery ticket sales...........................    13.3%     39.3%     26.9%     29.1%     32.0%
   Money orders...................................    22.1      14.9      13.6      12.6      15.5
   Car wash.......................................      --       1.7       8.0      10.2      14.5
   Public telephones..............................    10.5      13.3      12.3      11.1      11.0
   Amusement and video gaming.....................    44.6      25.1      28.9      18.6       6.6
   Other..........................................     9.5       5.7      10.3      18.4      20.4
                                                    ------    ------    ------    ------    ------
       Total......................................   100.0%    100.0%    100.0%    100.0%    100.0%
                                                    ======    ======    ======    ======    ======

   The decrease in commission revenue is primarily due to the loss of approximately $3.8 million in video poker revenue as a result of the July 1, 2000 ban in South Carolina and lower lottery commissions in Florida and Georgia associated with lower consumer spending. We were able to offset this decline, in part, with increased commission revenue from fiscal 2001 acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Store Locations. As of September 27, 2001, we operated 1,324 convenience stores located primarily in suburban areas of rapidly growing markets, coastal/resort areas and smaller towns. Almost all of our stores are freestanding structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

                           Number of Stores as of Year End
                  -------------------------------------------------   Percent of
                  Sept. 25, Sept. 24, Sept. 30, Sept. 28, Sept. 27, total stores at
   State            1997      1998      1999      2000      2001    Sept. 27, 2001
   -----          --------- --------- --------- --------- --------- ---------------
Florida..........     --       439        533       517       505         38.1%
North Carolina...    155       264        336       343       341         25.8
South Carolina...    134       156        232       251       254         19.2
Georgia..........     --        --         12        57        57          4.3
Mississippi......     --        --         --        37        56          4.2
Kentucky.........     56        46         45        45        42          3.2
Virginia.........     --        10         18        30        31          2.3
Indiana..........     21        20         20        18        16          1.2
Tennessee........     24        19         19        15        14          1.1
Louisiana........     --        --         --        --         8          0.6
                     ---       ---      -----     -----     -----        -----
       Total.....    390       954      1,215     1,313     1,324        100.0%
                     ===       ===      =====     =====     =====        =====

   Since fiscal 1996, we have developed a limited number of new stores and closed or sold a substantial number of under-performing stores. Beginning in 1997, we turned our attention from primarily developing new stores to growing by selectively acquiring stores in existing and contiguous markets. The following table summarizes these activities:


                                                       Fiscal Year Ending
                                        ------------------------------------------------
                                        Sept. 25, Sept. 24, Sept. 30, Sept. 28, Sept. 27,
                                          1997      1998      1999      2000      2001
                                        --------- --------- --------- --------- ---------
Number of stores at beginning of period    379       390        954     1,215     1,313
Acquired or opened.....................     36       653        300       145        47
Closed or sold.........................    (25)      (89)       (39)      (47)      (36)
                                           ---       ---      -----     -----     -----
Number of stores at end of period......    390       954      1,215     1,313     1,324
                                           ===       ===      =====     =====     =====

   We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling under-performing stores reduces revenues, our operating results typically improve as these stores are generally unprofitable.

   Acquisitions. During fiscal 2001, we grew to 1,324 stores located primarily in the Southeast. We focus on acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price, and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy.

   In fiscal 2001, we acquired 45 convenience stores located in North Carolina, South Carolina, Mississippi, Louisiana and Virginia in 9 separate transactions. These acquisitions were funded primarily from borrowings under our senior credit facility and cash on hand.

   In fiscal 2000, we acquired 143 convenience stores located in North Carolina, South Carolina, Florida, Georgia, Mississippi and Virginia in 18 separate transactions. These acquisitions were funded primarily from borrowings under our senior credit facility and cash on hand.

   Site Selection. In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment. This process focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores.

   Upgrading of Store Facilities and Equipment. During fiscal 2000 and fiscal 2001, we upgraded the facilities and equipment, including gasoline equipment, at many of our existing and acquired store locations. These upgrades cost approximately $24.5 million in fiscal 2000 and $21.7 million in fiscal 2001. During this period, we were reimbursed $1.7 million through long-term contracts and image reimbursement programs with gasoline suppliers. This store renovation program is an integral part of our operating strategy. We continually evaluate the performance of individual stores and periodically upgrade store facilities and equipment based on sales volumes, the lease term for leased locations and management's assessment of the potential return on investment. Typically upgrades for stores include improvements to:

   .   sales floor redesign and new merchandise shelving,

   . interior fixtures and updated equipment for self-service food and beverages,

   .   interior lighting,

   .   in-store restrooms for customers and

   .   exterior painting, lighting and signage.

   The upgrading program for our gasoline operations includes:

   . the addition of automated gasoline dispensing and payment systems, such as multi-product dispensers and pay-at-the-pump credit card readers,

   .   strategic gasoline branding and reimaging investments,

   .   enhancement of customer convenience and service and

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

   We compete with numerous other convenience stores, supermarkets, drug stores, fast food operations and other similar retail outlets. In addition, our stores offering self-service gasoline compete with gasoline service stations and, more recently, mass merchants, club warehouses and supermarkets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we have.

Technology and Store Automation


   We utilize technology-based initiatives to improve organizational efficiency, track and influence operational performance and provide management with enhanced decision support tools. Beginning in fiscal 1999, we initiated a Retail Automation Project targeted to expand our technology infrastructure in an effort to support our rapid growth and enhance our ability to transform detailed transaction data into useful financial information.

   Over the last two fiscal years, we have invested capital and resources to:

    . enhance our host level mid-range hardware and application programs to support continued growth and improve our electronic communication platform,

    . standardize the point-of-sale devices and computers used by our entire retail network,

    . implement industry-specific general ledger and retail automation software designed to improve internal cash and inventory controls and increase the transaction level data collected,

    . build and implement an electronic price book for each store in our network which supports item level receiving and electronic invoicing and

    . manipulate the data gathered from these systems into timely and useful retail information available to all levels of our organization.

   During fiscal 2001, we expanded the scope of our Retail Automation Project to invest in programs and system enhancements targeted to improve store level gasoline pricing, gasoline and merchandise inventory management and enhance decision support tools. These systems include:

    . Gasoline Pricing System - an internally developed program designed to capture, analyze and enhance gasoline gross profit at each of our retail locations. On a store-by-store basis, the system compares our retail prices to competitors and tracks trends in pricing, gasoline volume and total retail unit gross profit.

    . Telafuel(R) - a gasoline inventory management tool developed by TelaPoint, Inc. Implemented in July 2001 and currently in the rollout phase, this web-based system allows us to coordinate fuel inventory management with our gasoline hauling vendors and is anticipated to reduce average inventory levels and, thus, improve working capital.

    . Quick Servant(R) - a food service inventory and margin reporting tool supported by Pinnacle Corporation. The system is designed to enhance inventory controls and increase gross profits in our food service locations.


    . Orion(R) - a cigarette inventory and ordering tool developed by McLane, Inc., our primary merchandise wholesaler. This system is expected to improve in-stock positions while reducing cigarette inventory. We tested the system in the fourth quarter of fiscal 2001 and are currently in the implementation phase.

    . Retail Explorer(R) - an industry-specific site planning tool developed by MPSI Systems, Inc. This system is used for competitive market analysis, site selection, strategic planning and capital allocation decisions.

    . Maintenance Tracking System - an internally developed database program. Implemented in June 2001, this web-based system enhances our central maintenance dispatch capabilities and tracks service calls by store and type. We expect this information will reduce maintenance costs through improved coordination of maintenance and capital expenditure activity.

    . Corporate Audit System - an internally developed database program. Implemented in June 2001, this web-based system captures, reports and tracks store audit corrections and provides field management with tools to review performance and train store managers relative to inventory and cash controls.

    . Computer-Based Training - internally developed programs designed to improve store level training, provide feedback and tracking of program success and ultimately reduce training expenses and employee turnover.

   We will continue to evaluate and invest in strategic technology-based initiatives to improve our operating efficiency, strengthen internal controls and reporting systems, enhance our financial performance and promote our long-term strategic objectives.
Trade Names, Service Marks and Trademarks

   We have registered or applied for registration of a variety of trade names, service marks and trademarks for use in our business, including The Pantry(R), Worth(R), Bean Street Coffee Company(R), Big Chill(R), Lil' Champ Food Store(R), Handy Way, Quick Stop, Zip Mart, Kangaroo(R), Fast Lane(R), Big K, Mini Mart, Depot, Food Chief(R), Express Stop, Sprint and Smokers Express(R). We regard our intellectual property as having significant value and as being an important factor in the marketing of our company and our convenience stores. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

   Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina, Georgia, Tennessee, Indiana, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we met our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

   Regulations enacted by the EPA in 1988 established requirements for:

   .   installing underground storage tank systems;

   .   upgrading underground storage tank systems;

   .   taking corrective action in response to releases;

   .   closing underground storage tank systems;

   .   keeping appropriate records and

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

   .   removal and disposal of underground storage tank systems and

   . costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

   The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private coverage for remediation and third party claims arising out of releases reported after December 29, 1999. During the next five years, we may spend up to $1.8 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $10.4 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

   Sale of Alcoholic Beverages. In certain areas where stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages. These agencies may also impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance which may mitigate the effect of any liability.

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

Employees

   As of September 27, 2001, we employed approximately 8,169 full-time and 1,614 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 7,594 of our employees are employed in our stores and 2,189 are corporate and field management personnel. We have not been adversely impacted by recent increases in the minimum wage because nearly all of our employees are paid more than the minimum wage. None of our employees are represented by unions. We consider our employee relations to be good.

Executive Officers

   The following table provides information on our executive officers. There are no family relationships between any of our executive officers or directors:

    Name                Age              Position with our company
    ----                ---              -------------------------
 Peter J. Sodini....... 60  President, Chief Executive Officer and Director
 William T. Flyg....... 59  Vice President, Finance and Chief Financial Officer
 Steven J. Ferreira.... 45  Vice President, Strategic Planning
 Douglas M. Sweeney.... 63  Vice President, Operations
 Joseph A. Krol........ 53  Vice President, Operations
 Daniel J. McCormack... 59  Vice President, Marketing

   Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini has served as a director since November 1995. Mr. Sodini is a director of Transamerica Income Shares, Inc.

   William T. Flyg has served as our Vice President, Finance and Chief Financial Officer since January 1997. Mr. Flyg was employed by Purity Supreme, Inc. as Chief Financial Officer from January 1992 until that company was sold in November 1995, at which time he continued as an employee of Purity Supreme Inc. until December 1996.

   Steven J. Ferreira has served as our Vice President, Strategic Planning, since May 1997. Prior to joining The Pantry he was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and finally Chief Operating Officer for the company.

   Douglas M. Sweeney has served as our Vice President, Operations since March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity Supreme, Inc.

   Joseph A. Krol has served as our Vice President, Operations since October 1998 and served as our Region Vice President, Operations from August 1996 to October 1998.

   Daniel J. McCormack has served as our Vice President, Marketing since March 1996. From 1989 to February 1996, Mr. McCormack was Director of Purchasing of Purity Supreme, Inc. Effective November 30, 2001, Mr. McCormack retired from his position with our company.

Item 2. Properties

   We own the real property at 248 of our stores and lease the real property at 1,076 of our stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2001 was $53.2 million. The following table lists the expiration dates of our leases, including renewal options:

                    Number of
Lease Expiration     Stores
----------------    ---------
2002-2005..........     87
2006-2010..........    154
2011-2015..........    138
2016-2020..........     84
2021-2025..........    114
2026-2030..........     92
2031 and thereafter    407

   Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal penalty to us.

   When appropriate, we have chosen to sell and then lease back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization, and/or proximity to high volume streets) and the economic terms of such sale-leaseback transactions.

   We own our corporate headquarters, a three-story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. In connection with our 2001 restructuring plan, we closed a leased facility in Jacksonville, Florida which housed certain administrative staff. Management believes that our headquarters are adequate for our present and foreseeable needs.

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

   We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. For more information about these cleanup costs and liabilities, see "Item 1. Business--Government Regulation and Environmental Matters" and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Environmental Considerations."

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

   (a) Market Information--We have only one class of common equity, our common stock, $.01 par value per share. Our common stock represents our only voting securities. There are 18,107,597 shares of common stock issued and outstanding as of December 12, 2001. Our common stock is traded on the NASDAQ National Market under the symbol "PTRY." The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported on the NASDAQ National Market through September 27, 2001.

            2001         2000
        ------------ ------------
Quarter  High   Low   High   Low
------- ------ ----- ------ -----
First.. 13.500 7.875 15.125 7.125
Second. 11.500 8.375 16.313 7.000
Third..  9.375 6.000 11.500 7.125
Fourth. 10.250 6.550 13.063 9.000

   (b) Holders--As of December 12, 2001, there were 59 holders of record of our common stock.

   (c) Dividends--During the last two fiscal years, we have not paid any cash dividends on our common stock. We intend to retain earnings to support operations, to reduce debt and to finance expansion and do not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in the indentures relating to the senior subordinated notes and our senior credit facility. See "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 5--Long-Term Debt."
                                      .

Item 6. Selected Financial Data

   The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, our Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes thereto included elsewhere in this report. In the table, dollars are in millions, except per store and per gallon data.

                                                   September 25, September 24,  September 30,  September 28, September 27,
                                                       1997          1998           1999           2000          2001
                                                   ------------- -------------  -------------  ------------- -------------
Statement of Operations Data:
Revenues:
   Merchandise sales..............................    $ 202.4       $ 460.8       $  731.7       $  907.6      $  968.6
   Gasoline sales.................................      220.2         510.0          923.8        1,497.7       1,652.7
   Commissions....................................        4.8          14.1           23.4           25.9          21.7
                                                      -------       -------       --------       --------      --------
      Total revenues..............................      427.4         984.9        1,678.9        2,431.2       2,643.0
Cost of Sales:
   Merchandise....................................      132.8         304.0          489.3          605.1         645.0
   Gasoline.......................................      197.3         447.6          818.8        1,357.8       1,510.4
                                                      -------       -------       --------       --------      --------
      Gross profit................................       97.3         233.3          370.8          468.4         487.6
Operating, general and administrative expenses....       77.0         172.9          262.9          337.1         364.1
Unusual charges...................................         --           1.0(e)          --             --           4.8(i)
Depreciation and amortization.....................        9.5          27.6           42.8           56.1          63.5
                                                      -------       -------       --------       --------      --------
Income from operations............................       10.8          31.8           65.2           75.2          55.2
Interest expense..................................      (13.0)        (28.9)         (41.3)         (52.3)        (58.7)
Income (loss) before other items..................       (1.0)          4.7           24.8           24.8          (1.8)
Extraordinary loss................................         --          (8.0)(f)       (3.6)(g)         --            --
Net income (loss).................................    $  (1.0)      $  (3.3)      $   10.4       $   14.0      $   (1.8)
Net income (loss) applicable to common
 shareholders.....................................    $  (6.3)      $  (6.3)      $    6.2       $   14.0      $   (2.7)
Earnings (loss) per share before extraordinary
 loss:
   Basic..........................................    $ (1.08)      $ (0.18)      $   0.71       $   0.77      $  (0.15)
   Diluted........................................    $ (1.08)      $ (0.16)      $   0.65       $   0.74      $  (0.15)
Weighted-average shares outstanding:
   Basic..........................................      5,815         9,732         13,768         18,111        18,113
   Diluted........................................      5,815        11,012         15,076         18,932        18,113
Dividends paid on common stock....................         --            --             --             --            --
Other Financial Data:
EBITDA (a)........................................    $  20.3       $  60.5       $  108.0       $  131.2      $  123.5
Net cash provided by (used in):
   Operating activities...........................    $   7.3       $  48.0       $   68.6       $   88.2      $   76.7
   Investing activities...........................      (25.1)       (285.4)        (228.9)        (148.7)        (93.9)
   Financing activities...........................       15.8         268.4          157.1(h)        82.7          14.5
Capital expenditures (b)..........................       14.7          42.1           47.4           56.4          43.6
Ratio of earnings to fixed charges (c)............         --           1.1            1.4            1.4            --
Store Operating Data:
Number of stores (end of period)..................        390           954          1,215          1,313         1,324
Average sales per store:
   Merchandise sales (in thousands)...............    $ 525.8       $ 533.3       $  666.4       $  713.8      $  731.0
   Gasoline gallons (in thousands)................      501.2         603.9          834.8          856.9         890.4
Comparable store sales growth (d):
   Merchandise....................................        8.5%          5.3%           9.6%           7.5%         (0.2)%
   Gasoline gallons...............................        7.2%          4.8%           5.9%          (2.4)%        (3.8)%
Operating Data:
Merchandise gross margin..........................       34.4%         34.0%          33.1%          33.3%         33.4%
Gasoline gallons sold (in millions)...............      179.4         466.8          855.7        1,062.4       1,142.4
Average retail gasoline price per gallon..........    $  1.23       $  1.09       $   1.08       $   1.41      $   1.45
Average gasoline gross profit per gallon..........    $ 0.128       $ 0.134       $  0.123       $  0.132      $  0.125
Operating, general and administrative expenses
 as a percentage of total revenues................       18.0%         17.6%          15.7%          13.9%         13.8%
Operating income as a percentage of total revenues        2.5%          3.2%           3.9%           3.1%          2.1%
Balance Sheet Data (end of period):
Working capital deficiency........................    $  (8.2)      $  (9.0)      $  (20.4)      $   (4.9)     $  (29.8)
Total assets......................................      142.8         554.8          793.7          930.9         950.0
Total debt and capital lease obligations..........      101.3         340.7          455.6          541.4         559.6
Shareholders' equity (deficit)....................      (17.9)         39.3          104.2(h)       118.0         111.1

                       NOTES TO SELECTED FINANCIAL DATA

   (a) "EBITDA" represents income from operations before depreciation and amortization, restructuring and other charges and impairment of long-lived assets. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our ability to service debt and thus we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

   (b) Purchases of assets to be held for sale are excluded from these amounts.

   (c) For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). Our earnings were inadequate to cover fixed charges by $1.8 million and $6.3 million for fiscal years 2001 and 1997, respectively.

   (d) The stores included in calculating comparable store sales growth are existing or replacement stores which were in operation for both fiscal years of the comparable period.

   (e) During fiscal 1998, we recorded an integration charge of approximately $1.0 million for costs of combining our existing business with the acquired business of Lil' Champ.

   (f) On October 23, 1997 in connection with the Lil' Champ acquisition, we completed the offering of our senior subordinated notes and, in a related transaction completed a tender offer and consent solicitation with respect to our senior notes. The tender offer resulted in our purchasing $51.0 million in principal amount of the senior notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, we incurred an extraordinary loss of approximately $8.0 million related to cost of the tender offer and consent solicitation and write-off of deferred financing costs.

   (g) On January 28, 1999, we redeemed $49.0 million in principal amount of our senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. We recognized an extraordinary loss of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under our bank credit facility, and the write-off of deferred financing costs related to our repayment of our former bank credit facility.

   (h) On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses.

   (i) During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to fiscal year 2001 is contained in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Introduction

   By any measure, fiscal 2001 was a challenging time for our industry and American business in general. Our operating results were impacted by several factors including an economic downturn, which was particularly hard felt in the Southeast, greater volatility in wholesale gasoline markets and increased competition in selected markets. Throughout fiscal 2001, we focused our attention on those aspects of our business we could influence in the face of these difficult economic and market conditions. We are committed to taking the necessary steps to best position The Pantry for when the business climate improves and to sensibly invest capital to maintain short term liquidity and improve long-term performance.

   In fiscal 2001, our net income before unusual charges was $2.9 million, or 16 cents per share (our net loss after these charges was $2.7 million or 15 cents per share), compared to 74 cents per share in fiscal 2000. During the year, we recognized $9.0 million in restructuring and other unusual charges related to (i) our restructuring plan announced in January 2001 and discussed in "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 7--Restructuring and Other Charges" and
(ii) the impact of fair market value changes in non-qualifying derivatives relating to the adoption of SFAS No. 133 discussed in "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 8--Interest Expense" (together the "unusual charges"). The decrease in our earnings before the unusual charges is primarily attributable to softening consumer spending, tighter gasoline margins and the loss of South Carolina video gaming income. As a result of these factors, fiscal 2001 EBITDA declined 5.9% to $123.5 million and income from operations before the unusual charges declined 20.2% percent to $60.0 million.

   On January 24, 2001, we announced plans to centralize and integrate corporate administrative functions into our primary support center located in Sanford, North Carolina. Our restructuring plan reduced a number of administrative positions, eliminated our primary Florida administrative facility located in Jacksonville and reduced duplicative expenses. We expect these activities to generate approximately $5.0 million in annualized savings beginning in fiscal 2002. In conjunction with these actions, we recorded $4.8 million in restructuring and other charges in fiscal 2001. We believe the integration provides a more efficient and cost effective administrative support structure and, more importantly, enhances the level of service our support functions provide to our field staff and extensive retail network.

   Fiscal 2001 revenues increased 8.7% to $2.6 billion. The increase is primarily attributable to the contribution from acquired stores and a 2.8% increase in our average retail gasoline price per gallon. Comparable store gasoline gallon volume declined 3.8% and comparable store merchandise sales declined 0.2%. We believe these declines are indicative of the short-term impact that sustained economic weakness and higher gasoline retail prices have had on the disposable income and spending habits of our customers.

   We continue to focus our attention on several key operating principles:

  . the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;
  .  the continuous effort to apply technology in all facets of our business;
  . our research and investment in new merchandise programs and . sensible store growth in existing and contiguous markets.

   When economic conditions improve, we believe our extensive retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve merchandise and gasoline gallon comparable store sales, support stable merchandise margins and control store operating expenses. We continue to focus attention and resources on upgrading existing and acquired locations with the latest gasoline marketing technology and designing site plans to drive customer traffic. We will continue to invest in retail and gasoline information technology to enhance decision support tools, improve inventory management and reduce overhead costs.

   On the merchandise front, we continue to maintain a fresh and open approach to convenience, focusing on products and services designed to appeal to the convenience needs of today's time-constrained consumer. We are constantly reviewing opportunities to get the most out of our retail network--now at more than 1,300 stores located in 10 southeastern states. We have focused our attention on increasing ancillary or complementary services and revenues such as food service sales, lottery commissions, prepaid cellular services, phone cards, car wash offerings and other service revenues.

   In fiscal 2001 we acquired 45 stores, opened two and closed 36 stores. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

   Given overall market conditions, we are currently being extremely prudent and have slowed down the pace of our acquisitions. However, this does not represent a change in our long-term strategic direction. When the economic environment is once again favorable, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets.

   In conclusion, we are focused mainly on the operations side of our business, working diligently to improve the overall productivity of our existing store base. Over the next twelve months, we anticipate reducing our average outstanding borrowings through scheduled principal payments and, where excess cash is available, allocating capital among available opportunities, including debt reduction.

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

   The tables below provide information concerning the acquisitions we have completed during the last three fiscal years:

     Fiscal 2001 Acquisitions

                                 Trade
        Date Acquired            Name                       Locations                    Stores
------------------------------ ---------- ---------------------------------------------- ------
January 25, 2001.............. East Coast North Carolina and Virginia                      11
December 21, 2000............. Fast Lane  Mississippi and Louisiana                        26
Others (less than five stores) Various    North Carolina, South Carolina and Mississippi    8
                                                                                           --
Total...................................................................................   45

     Fiscal 2000 Acquisitions

        Date Acquired            Trade Name                        Locations                      Stores
------------------------------ -------------- --------------------------------------------------- ------
September 14, 2000............ Food Mart      Mississippi                                           18
July 3, 2000.................. Mini Mart      South Carolina                                        14
June 29, 2000................. Big K          Mississippi                                           19
April 27, 2000................ Market Express South Carolina                                         5
January 27, 2000.............. On-The-Way     North Carolina and Southern Virginia                  12
November 11, 1999............. Kangaroo       Georgia                                               49
November 4, 1999.............. Cel Oil        Charleston, South Carolina                             7
October 7, 1999............... Wicker Mart    North Carolina                                         7
Others (less than five stores) Various        Florida, North Carolina, Virginia, Mississippi and
                                              South Carolina                                        12
                                                                                                   ---
Total............................................................................................  143

     Fiscal 1999 Acquisitions

        Date Acquired            Trade Name                        Locations                      Stores
------------------------------ -------------- --------------------------------------------------- ------
July 22, 1999................. Depot Food     South Carolina and Northern Georgia                   53
July 8, 1999.................. Food Chief     Eastern South Carolina                                29
February 25, 1999............. ETNA           North Carolina and Virginia                           60
January 28, 1999.............. Handy Way      North Central Florida                                121
November 5, 1998.............. Express Stop   Southeast North Carolina and Eastern South Carolina   22
October 22, 1998.............. Dash-N         East Central North Carolina                           10
Others (less than five stores) Various        North Carolina and South Carolina                      2
                                                                                                   ---
Total............................................................................................  297

   We seek to improve the productivity and profitability of acquired stores by implementing our merchandising and gasoline initiatives, eliminating duplicative costs, reducing overhead and centralizing functions such as purchasing and information technology. In normal economic and market condition environments, we believe it takes six to twelve months to fully integrate and achieve operational and financial improvements at acquired locations. There can be no assurance, however, that we can achieve revenue increases or cost savings with respect to any acquisition.

   Impact of Acquisitions. These acquisitions and the related transactions have had a significant impact on our financial condition and results of operations since each of their respective transaction dates. Due to the method of accounting for these acquisitions, the Consolidated Statements of Operations for the fiscal years presented include results of operations for each of the acquisitions from the date of each acquisition only. For fiscal 2001 acquisitions, the Consolidated Balance Sheets as of September 28, 2000 and the Consolidated Statements of Operations for fiscal years September 28, 2000 and September 30, 1999 do not include the assets, liabilities, and results of operations relating to these acquisitions. As a result, comparisons of fiscal 2001 results to prior fiscal years are impacted materially and the underlying performance of same store results is obscured.

Results of Operations

  Fiscal 2001 Compared To Fiscal 2000

   Total Revenue. Total revenue for fiscal 2001 was $2.6 billion compared to $2.4 billion for fiscal 2000, an increase of $211.9 million or 8.7%. The increase in total revenue is primarily due to (i) the revenue from stores acquired in fiscal 2001 of $121.2 million, (ii) the effect of a full year of revenue from fiscal 2000 acquisitions of $149.0 million and (iii) a 2.8% increase in our average retail price of gasoline gallons sold. These increases were partially offset by comparable store declines in merchandise sales and gasoline gallons of 0.2% and 3.8%, respectively, as well as lower commission revenue. The comparable store volume declines were primarily due to (i) the lower consumer spending associated with the economic downturn, (ii) greater volatility in wholesale gasoline costs and higher gasoline retail prices and (iii) increased competition in selected markets.

   Merchandise Revenue. Total merchandise revenue for fiscal 2001 was $968.6 million compared to $907.6 million for fiscal 2000, an increase of $61.1 million or 6.7%. The increase in merchandise revenue is primarily due to the revenue from stores acquired in fiscal 2001 of $34.0 million, the effect of a full year of merchandise revenue from fiscal 2000 acquisitions of $46.6 million, partially offset by a comparable store merchandise sales decline of 0.2%.

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 2001 was $1.7 billion compared to $1.5 billion for fiscal 2000, an increase of $155.0 million or 10.4%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 2001 of $86.9 million, the effect of a full year of gasoline revenue from fiscal 2000 acquisitions of $101.5 million, and the impact of raising gasoline retail prices. In fiscal 2001, our average retail price of gasoline was $1.45 per gallon, which represents a $0.04 per gallon or 2.8% increase in average retail price from fiscal 2000. These increases were partially offset by a gasoline gallon comparable store volume decline of 3.8%.

   In fiscal 2001, total gasoline gallons were 1.1 billion gallons, an increase of 80.0 million gallons or 7.5% over fiscal 2000. The increase in gasoline gallons is primarily due to gallon volume of 61.2 million from stores acquired in fiscal 2001 and the effect of a full year of gasoline volume from 2000 acquisitions of 71.3 million partially offset by comparable store gasoline volume decreases of 3.8% or a decrease of approximately 34.7 million gallons. The fiscal 2001 same store gallon decline was primarily due to lower demand coupled with heightened competitive factors. Demand has been influenced by a slowing economy which has resulted in lower consumer spending and less travel, higher gasoline retail prices as a result of wholesale gasoline cost increases and our efforts to manage the balance between gasoline gross profit and gallon volume.

   Commission Revenue. Total commission revenue for fiscal 2001 was $21.7 million compared to $25.9 million for fiscal 2000, a decrease of $4.2 million or 16.3%. The decrease in commission revenue is primarily due to the loss of approximately $3.9 million in video poker revenue as a result of the July 1, 2000 ban in South Carolina and lower lottery commissions in Florida and Georgia associated with lower consumer spending. These declines were partially offset by revenue from stores acquired in fiscal 2001 of $351 thousand and the effect of a full year of commission revenue from 2000 acquisitions of $869 thousand.

   Total Gross Profit. Total gross profit for fiscal 2001 was $487.6 million compared to $468.4 million for fiscal 2000, an increase of $19.3 million or 4.1%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 2001 of $17.1 million, the effect of a full year of operations from stores acquired in 2000 of $26.4 million, partially offset by comparable store volume declines, lower gasoline margins and the decline in commission revenue.

   Merchandise Gross Margin. Fiscal 2001 merchandise gross margin was 33.4%, a 10 basis point increase over fiscal 2000. The increase was primarily due to margin improvements in selected categories and an increase in food service sales, which earn higher gross margin percentages.

   Gasoline Gross Profit Per Gallon. Gasoline gross profit per gallon decreased to $0.125 in fiscal 2001 from $0.132 in fiscal 2000 primarily due to increased volatility in wholesale gasoline markets. We believe such markets were volatile due to many factors, including world crude supply and demand fundamentals, domestic fuel inventories and domestic refining capacity. Due to this volatility, our margin per gallon sold on a quarterly basis ranged from a low of $0.114 in our second quarter to a high of $0.134 in our third quarter of fiscal 2001.

   Operating, General and Administrative Expenses. Operating expenses for fiscal 2001 were $364.1 million compared to $337.1 million for fiscal 2000, an increase of $27.0 million or 8.0%. The increase in operating expenses is primarily due to the operating and lease expenses associated with the stores acquired in fiscal 2001 of $13.4 million and the effect of a full year of expenses for stores acquired in fiscal 2000 of $20.2 million.

   Restructuring and Other Charges. During fiscal 2001, we recorded $4.8 million in restructuring and other non-recurring charges related to a formal plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina. The restructuring charge consisted of $1.7 million of employee termination benefits, $1.7 million of lease obligations and $490 thousand of legal and other professional consultant fees. During fiscal 2001 we also incurred and expended $844 thousand in other non-recurring charges for related actions. The other non-recurring charges were one-time expenses as a result of this restructuring plan.

   Income from Operations. Income from operations for fiscal 2001 was $55.2 million compared to $75.2 million for fiscal 2000, a decrease of $20.0 million or 26.6%. The decrease is primarily due to the items discussed above and a $7.5 million increase in depreciation and amortization expense associated with acquisition activity and capital expenditures.

   EBITDA. EBITDA represents income from operations before depreciation and amortization, restructuring and other charges, and extraordinary loss. EBITDA for fiscal 2001 was $123.5 million compared to $131.2 million for fiscal 2000, a decrease of $7.7 million or 5.9%. The decrease is primarily due to the items discussed above.

   EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and thus we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

   Interest Expense (see--"Liquidity and Capital Resources--Long-Term Debt"). Interest expense in fiscal 2001 was $58.7 million compared to $52.3 million for fiscal 2000, an increase of $6.4 million or 12.2%. In fiscal 2001, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes and approximately $30.2 million on our senior credit facility. The increase in interest expense was primarily due to a $4.2 million decline in the fair market value of certain non-qualifying derivative instruments and increased borrowings associated with our acquisition activity. These increases were partially offset by a general decline in interest rates.

   Income Tax Expense. In spite of our loss before income taxes of $1.8 million we recorded income tax expense of $871 thousand in fiscal 2001. Our effective tax rate is negatively impacted by non-deductible goodwill related to certain acquisitions and other permanent book-tax differences.

   Net Loss/Income. Net loss for fiscal 2001 was $2.7 million compared to net income of $14.0 million for fiscal 2000, a decrease of $16.7 million or 119.0%. The decrease is primarily due to lower gasoline margin per gallon, lower comparable store volume and lower commission revenue, as well as $9.0 million in pre-tax charges related to our restructuring plan and fair market value adjustments related to certain non-qualifying derivative instruments. Fiscal 2001 net income before unusual charges was $2.9 million, or 16 cents per share, compared to 74 cents per share in fiscal 2000.

  Fiscal 2000 Compared To Fiscal 1999

   We operate on a 52 or 53-week fiscal year. Our operations for fiscal 2000 contained 52 weeks while fiscal 1999 contained 53 weeks. When we make reference to fiscal 1999 adjusted for the number of weeks, we have simply adjusted fiscal 1999 fourth quarter results to approximate a 13-week period.

   Total Revenue. Total revenue for fiscal 2000 was $2.4 billion compared to $1.7 billion for fiscal 1999, an increase of $752.3 million or 44.8%. The increase in total revenue is primarily due to the revenue from stores acquired in fiscal 2000 of $217.6 million, the effect of a full year of revenue from fiscal 1999 acquisitions of $290.9 million, and comparable store merchandise sales growth of 7.5%. Comparable store merchandise sales increases at our locations are primarily due to increased customer counts and average transaction size resulting from more competitive gasoline pricing, enhanced store appearance and store merchandising, and increased in-store promotional activity. Adjusting for the number of weeks in fiscal 1999, the increase in total revenues was 48.3%.

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

   Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 2000 was $1.5 billion compared to $923.8 million for fiscal 1999, an increase of $573.9 million or 62.1%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 2000 of $146.4 million, the effect of a full year of gasoline revenue from fiscal 1999 acquisitions of $197.2 million, and the impact of raising gasoline retail prices. In fiscal 2000, our average retail price of gasoline was $1.41 per gallon, which represents a $0.33 per gallon increase from fiscal 1999. These increases were partially offset by a gasoline gallon comparable store volume decline of 2.4%.

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

   Commission Revenue. Total commission revenue for fiscal 2000 was $25.9 million compared to $23.4 million for fiscal 1999, an increase of $2.5 million or 10.8%. The increase in commission revenue is primarily due to revenue from stores acquired in fiscal 2000 of $2.6 million, the effect of a full year of commission revenue from 1999 acquisitions of $3.6 million and comparable store commission revenue growth. These increases were partially offset by the loss of video poker revenue in the State of South Carolina as of July 1, 2000. As a result, video poker commission in fiscal 2000 decreased 38.8% to $3.8 million from $6.2 million in fiscal 1999.

   Total Gross Profit. Total gross profit for fiscal 2000 was $468.4 million compared to $370.8 million for fiscal 1999, an increase of $97.5 million or 26.3%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 2000 of $37.4 million, the effect of a full year of operations from stores acquired in 1999 of $51.9 million and higher merchandise and gasoline margins. Adjusting for the number of weeks in fiscal 1999, the increase in total gross profit was 30.1%.

   Merchandise Gross Margin. Fiscal 2000 merchandise gross margin was 33.3%, a 20 basis point increase over fiscal 1999. The increase was primarily due to margin improvements in selected categories and an increase in food service sales, which earn higher gross margin percentages.

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

   Operating, General and Administrative Expenses. Operating expenses for fiscal 2000 were $337.1 million compared to $262.9 million for fiscal 1999, an increase of $74.3 million or 28.3%. The increase in operating expenses is primarily due to the operating and lease expenses associated with the stores acquired in fiscal 2000 of $26.1 million, the effect of a full year of expenses for stores acquired in fiscal 1999 of $38.3 million, as well as an increase in general corporate expenses associated with our store growth initiatives. As a percentage of total revenue, operating, general and administrative expenses decreased to 13.9% in fiscal 2000 from 15.7% in fiscal 1999.

   Income from Operations. Income from operations for fiscal 2000 was $75.2 million compared to $65.2 million for fiscal 1999, an increase of $10.0 million or 15.4%. The increase is primarily due to the items discussed above. As a percentage of total revenue, income from operations decreased to 3.1% in fiscal 2000 from 3.9% in fiscal 1999.

   EBITDA. EBITDA represents income from operations before depreciation and amortization, restructuring and other charges and extraordinary loss. EBITDA for fiscal 2000 was $131.2 million compared to $108.0 million for fiscal 1999, an increase of $23.3 million or 21.6%. The increase is primarily due to the items discussed above.

   EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and thus we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

   Interest Expense (see--"Liquidity and Capital Resources--Long-Term Debt"). Interest expense in fiscal 2000 was $52.3 million compared to $41.3 million for fiscal 1999, an increase of $11.0 million or 26.8%. In fiscal 2000, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes and approximately $30.4 million on our senior credit facility. The increase in interest expense was primarily due to increased borrowings associated with our acquisition activity and a general rise in interest rates.

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

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash. Cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and fund capital expenditures and acquisitions. Cash provided by operating activities for fiscal 1999 totaled $68.6 million, for fiscal 2000 totaled $88.2 million, and for fiscal 2001 totaled $76.7 million. We had $50.6 million of cash and cash equivalents on hand at September 27, 2001.

   Senior Credit Facility. On January 28, 1999, we entered into our senior credit facility. The senior credit facility consisted of a $45.0 million revolving credit facility, a $50.0 million acquisition facility and a $240.0 million term loan facility. The revolving credit facility is available to fund working capital financing, general corporate purposes and for the issuance of standby letters of credit. The acquisition facility is available to fund future acquisitions of related businesses. As of September 27, 2001, there were $45.5 million outstanding under the acquisition facility and no borrowings outstanding under the revolving credit facility, except for approximately $12.9 million of letters of credit issued thereunder. As of September 27, 2001, we have approximately $32.1 million in available borrowing capacity.

   During fiscal 2000, we entered into amendments to our senior credit facility to include an additional $100.0 million under our term loan facility. Proceeds from the term loans were used to prepay amounts outstanding under our acquisition facility and to fund acquisitions closed during fiscal 2000.

   For the twelve-month period ending September 27, 2001, we did not satisfy two financial covenants required by our senior credit facility. We have since received a waiver from our senior credit group and executed an amendment to the senior credit facility that includes, among other things, a modification to financial covenants and increases the floating interest rate spread by 50 basis points as long as its debt ratio is greater than 4.5:1 reducing to 25 basis points when the debt ratio is less than 4.5:1. The changes to financial covenants, among other things, loosened our coverage and debt ratios and imposed tighter limits on capital expenditures and expenditures to acquire related businesses. Our net capital expenditures are limited to $27.5 million in fiscal 2002, $30.0 million in fiscal 2003, $32.5 million in 2004 and increases to $35.0 million thereafter. The amendment limits acquisition expenditures to $3.0 million in fiscal 2002 and $15.0 million in fiscal 2003.

   Our senior credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions or asset sales; and (viii) engage in transactions with affiliates. Our senior credit facility also contains financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow, maximum business acquisition expenditures and maximum capital expenditures. Restrictive covenants in our debt agreements may restrict our ability to implement our acquisition strategy.

   2001 Acquisitions. In fiscal 2001, we acquired a total of 45 convenience stores in 9 transactions for approximately $56.0 million, net of cash acquired. These acquisitions were funded with borrowings under our senior credit facility and cash on hand.

   Capital Expenditures. Capital expenditures (excluding all acquisitions) for fiscal 2001 were $45.2 million. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions.

   Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. The senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under this sale-leaseback program, we received $3.5 million in fiscal 2001 and $9.5 million during fiscal 2000.

   In fiscal 2001, we received approximately $13.6 million in sale-leaseback proceeds, vendor reimbursements for capital improvements and proceeds from asset dispositions; therefore, net capital expenditures, excluding all acquisitions, for fiscal 2001 were $31.6 million. We anticipate that net capital expenditures for fiscal 2002 will be approximately $25.5 million.

   Long-Term Debt. At September 27, 2001, our long-term debt consisted primarily of $200.0 million of the senior subordinated notes and $343.4 million in loans under our senior credit facility. See "--Senior Credit Facility."

   We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. The senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary's ability to
(i) pay dividends or make distributions, except in amounts not in excess of a percentage of our net income or proceeds of debt or equity issuances and in amounts not in excess of $5.0 million, (ii) issue stock of subsidiaries, (iii) make investments in non-affiliated entities, except employee loans of up to $3.0 million, (iv) repurchase stock, except stock owned by employees in amounts not in excess of $2.0 million with the proceeds from debt or equity issuances,
(v) incur liens not securing debt permitted under the senior subordinated notes, (vi) enter into transactions with affiliates, (vii) enter into sale-leaseback transactions or (viii) engage in mergers or consolidations.

   We can incur debt under the senior subordinated notes if the ratio of our pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if we do not meet this ratio we can incur: (i) bank credit facility acquisition debt of up to $50.0 million and other debt in an amount equal to the greater of $45.0 million or 4.0% times our annualized revenues, (ii) capital leases or acquisition debt in amounts not to exceed in the aggregate 10% of our tangible assets at time of incurrence, (iii) intercompany debt, (iv) pre-existing debt, (v) up to $15.0 million in any type of debt or (vi) debt for refinancing of the above described debt.

   The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. All of the senior subordinated notes may be redeemed after October 15, 2002 at a redemption price which begins at 105.125% and decreases to 100.0% after October 2005.

   Cash Flows From Financing Activities. We used proceeds from our senior credit facility and cash on hand to finance fiscal 2001 acquisitions and long-term debt principal requirements.

   Cash Requirements. We believe that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowing for seasonal working capital and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months.

   Shareholders' Equity. As of September 27, 2001, our shareholders' equity totaled $111.1 million. The decrease of $6.8 million in shareholders' equity is attributed to fiscal year 2001 net loss of $2.7 million and a decrease of $4.3 million in accumulated comprehensive income related to the fair value changes in our qualifying derivative financial instruments.

   Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in us by our shareholders.

   Environmental Considerations. We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with the applicable requirements, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental enforcement agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida and Georgia we meet such financial responsibility requirements through private commercial liability insurance. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

   All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust programs and we have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We have also filed claims and received credit toward our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities.

   Environmental reserves of $12.2 million as of September 27, 2001, represent estimates for future expenditures for remediation, tank removal and litigation associated with 535 known contaminated sites as a result of releases and are based on current regulations, historical results and certain other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 27, 2001, amounts which are probable of reimbursement (based on our experience) from those sources total $10.4 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Recently Adopted Accounting Standards

   Effective September 29, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (''SFAS No. 133''). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

   As a result of our financing activities, we are exposed to changes in interest rates, which may adversely affect our results of operations and financial condition. In seeking to minimize the risk associated with these activities we have entered into interest rate swap arrangements, which effectively convert a portion of our variable rate debt to a fixed rate. The adoption of SFAS No.133 resulted in a cumulative transition adjustment of approximately $461 thousand (net of taxes of $289 thousand). The initial adoption of SFAS No. 133 did not have a material impact on our results of operations or financial condition. Our derivative liabilities were $11.3 million as of September 27, 2001.

   Effective September 29, 2000, we also adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin (''SAB'') No. 101, Revenue Recognition in Financial Statements. SAB No. 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of certain income, expense and balance sheets in the financial statements. The adoption of SAB No. 101 did not have a material impact on our results of operations and financial condition.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001, to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on our results of operations and financial condition.

Recently Issued Accounting Standards Not Yet Adopted

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we have net goodwill of $277.7 million and have incurred $9.7 million in goodwill amortization in the statement of operations during fiscal 2001. The adoption of SFAS No. 142 will result in our discontinuation of goodwill amortization. We will be required to test goodwill using an impairment method under the new standard at adoption and at least annually thereafter, which could have an adverse effect on our future results of operations if an impairment occurs. As permitted, we early adopted SFAS No. 142 effective September 28, 2001.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our first quarter of fiscal 2003. We do not anticipate the adoption of SFAS No. 143 will have a material impact on our results of operations and financial condition.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

Inflation

   During fiscal 2001, wholesale gasoline fuel prices remained volatile, hitting a high of $36 per barrel in October 2000 and a low of $21 per barrel in September 2001. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price volatility has had an impact on total revenue, gross profit dollars and gross profit percentage.

   General CPI, excluding energy, increased 2.7% during fiscal 2001 and food at home, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Quantitative Disclosures:

   We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility.

   The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 12, 2001.

                            EXPECTED MATURITY DATE
                            (Dollars in Thousands)

                                                        As of September 27, 2001
                               ---------------------------------------------------------------------------
                                 FY       FY       FY       FY        FY                           Fair
                                2002     2003     2004     2005      2006    Thereafter  Total     Value
                               -------  -------  -------  -------  --------  ---------- --------  --------
Long-Term Debt................ $40,000  $43,255  $52,912  $88,654  $119,354   $200,000  $544,175  $539,096
Weighted-Average Interest Rate    9.20%    9.05%    8.62%    8.87%     9.57%     10.25%     9.14%

                                                        As of September 28, 2000
                               ---------------------------------------------------------------------------
                                 FY       FY       FY       FY        FY                           Fair
                                2001     2002     2003     2004      2005    Thereafter  Total     Value
                               -------  -------  -------  -------  --------  ---------- --------  --------
Long-Term Debt................ $20,650  $25,319  $28,573  $45,073  $ 88,654   $319,354  $527,623  $503,472
Weighted-Average Interest Rate   10.14%   10.22%   10.23%   10.22%    10.24%     10.26%    10.22%

   In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 27, 2001, the interest rate on 70.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 70.6% at September 28, 2000.

   The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on the company's interest rate swap contracts:

                         Interest Rate Swap Contracts
                            (Dollars in Thousands)

                                   September 28, September 27,
                                       2000          2001
                                   ------------- -------------
Notional principal amount.........   $170,000      $180,000
Weighted-average pay rate.........       6.41%         6.12%
Weighted-average receive rate.....       6.83%         2.92%
Weighted-average years to maturity       2.11          1.86

   Effective February 1, 2001, we entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of September 27, 2001, the fair value of our swap and collar agreements represented a liability of $11.1 million.

   Qualitative Disclosures:

   Our primary exposure relates to:

   .   interest rate risk on long-term and short-term borrowings,
   . our ability to refinance our senior subordinated notes at maturity at market rates,
   . the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and
   . the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
                                                                                            ------------
Financial Statements:
   Independent Auditors' Report............................................................      30
   Consolidated Balance Sheets as of September 28, 2000 and September 27, 2001.............      31
   Consolidated Statements of Operations for the years ended September 30, 1999,
     September 28, 2000, and September 27, 2001............................................      33
   Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999,
     September 28, 2000, and September 27, 2001............................................      34
   Consolidated Statements of Cash Flows for the years ended September 30, 1999,
     September 28, 2000, and September 27, 2001............................................      35
   Notes to Consolidated Financial Statements..............................................      37
Financial Statement Schedule:
   Schedule II--Valuation and Qualifying Accounts and Reserves.............................     S-1
Financial Statement Exhibit:
   Exhibit 12.1--Computation of Ratio of Earnings to Fixed Charges......................... Exhibit 12.1

                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Shareholders of
The Pantry, Inc.
Sanford, North Carolina

   We have audited the accompanying consolidated balance sheets of The Pantry, Inc. ("The Pantry") and subsidiaries as of September 28, 2000 and September 27, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of The Pantry's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 28, 2000 and September 27, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
November 13, 2001

                               THE PANTRY, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                               September 28, September 27,
                                                                                   2000          2001
                                                                               ------------- -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................   $ 53,354      $ 50,611
   Receivables (net of allowance for doubtful accounts of $1,205 at
     September 28, 2000 and $146 at September 27, 2001).......................     23,163        30,424
   Inventories (Note 3).......................................................     87,962        81,687
   Prepaid expenses...........................................................      5,318         3,521
   Property held for sale.....................................................      2,324         1,644
   Deferred income taxes (Note 9).............................................      2,070         2,591
                                                                                 --------      --------
       Total current assets...................................................    174,191       170,478
                                                                                 --------      --------
Property and equipment, net (Notes 4 and 10)..................................    466,967       470,678
                                                                                 --------      --------
Other assets:
   Goodwill (net of accumulated amortization of $24,352 at September 28, 2000
     and $34,096 at September 27, 2001) (Note 2)..............................    250,977       277,665
   Deferred financing costs (net of accumulated amortization of $4,513 at
     September 28, 2000 and $6,584 at September 27, 2001) (Note 5)............     12,317        10,299
   Environmental receivables (Note 11)........................................     12,818        10,428
   Other......................................................................     13,650        10,444
                                                                                 --------      --------
       Total other assets.....................................................    289,762       308,836
                                                                                 --------      --------
Total assets..................................................................   $930,920      $949,992
                                                                                 ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                               THE PANTRY, INC.

                            (Dollars in Thousands)

                                                                                September 28, September 27,
                                                                                    2000          2001
                                                                                ------------- -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

Current liabilities:
   Current maturities of long-term debt (Note 5)...............................   $ 20,650      $ 40,000
   Current maturities of capital lease obligations (Note 10)...................      1,151         1,363
   Accounts payable............................................................    101,931        94,169
   Accrued interest (Note 5)...................................................     12,050        11,163
   Accrued compensation and related taxes......................................     13,889        12,514
   Income taxes payable (Note 9)...............................................      1,250            --
   Other accrued taxes.........................................................     13,396        14,515
   Accrued insurance...........................................................      5,678         6,161
   Other accrued liabilities (Notes 6, 7 and 11)...............................      9,116        20,423
                                                                                  --------      --------
       Total current liabilities...............................................    179,111       200,308
                                                                                  --------      --------
Long-term debt (Note 5)........................................................    506,975       504,175
                                                                                  --------      --------
Other noncurrent liabilities:
   Environmental costs (Note 11)...............................................     14,066        12,207
   Deferred income taxes (Note 9)..............................................     34,508        33,488
   Deferred revenue (Note 11)..................................................     54,802        57,560
   Capital lease obligations (Note 10).........................................     12,648        14,020
   Other (Note 6)..............................................................     10,830        17,093
                                                                                  --------      --------
       Total other noncurrent liabilities......................................    126,854       134,368
                                                                                  --------      --------
Commitments and contingencies (Notes 5, 10, 11 and 16)
Shareholders' Equity:
   Common stock, $.01 par value, 50,000,000 shares authorized; 18,111,474 and
     18,114,737 issued and outstanding at September 28, 2000, and
     September 27, 2001, respectively (Note 13)................................        182           182
   Additional paid-in capital (Note 13)........................................    128,018       128,043
   Shareholder loans...........................................................       (912)         (837)
   Accumulated other comprehensive deficit (net of deferred taxes of $2,781 at
     September 27, 2001) (Note 6)..............................................         --        (4,283)
   Accumulated deficit.........................................................     (9,308)      (11,964)
                                                                                  --------      --------
       Total shareholders' equity..............................................    117,980       111,141
                                                                                  --------      --------
Total liabilities and shareholders' equity.....................................   $930,920      $949,992
                                                                                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, except per share amounts)

                                                              September 30, September 28, September 27,
                                                                  1999          2000          2001
                                                              ------------- ------------- -------------
                                                               (53 weeks)    (52 weeks)    (52 weeks)
Revenues:
   Merchandise sales.........................................  $  731,681    $  907,550    $  968,614
   Gasoline sales............................................     923,786     1,497,696     1,652,725
   Commissions...............................................      23,403        25,938        21,705
                                                               ----------    ----------    ----------
       Total revenues........................................   1,678,870     2,431,184     2,643,044
                                                               ----------    ----------    ----------
Cost of sales:
   Merchandise...............................................     489,258       605,054       645,012
   Gasoline..................................................     818,784     1,357,766     1,510,389
                                                               ----------    ----------    ----------
       Total cost of sales...................................   1,308,042     1,962,820     2,155,401
                                                               ----------    ----------    ----------
Gross profit.................................................     370,828       468,364       487,643
                                                               ----------    ----------    ----------
Operating expenses:
   Operating, general and administrative expenses............     262,852       337,116       364,134
   Restructuring and other charges (Note 7)..................          --            --         4,771
   Depreciation and amortization.............................      42,798        56,062        63,545
                                                               ----------    ----------    ----------
       Total operating expenses..............................     305,650       393,178       432,450
                                                               ----------    ----------    ----------
Income from operations.......................................      65,178        75,186        55,193
                                                               ----------    ----------    ----------
Other income (expense):
   Interest expense (Note 8).................................     (41,280)      (52,329)      (58,731)
   Miscellaneous.............................................         852         1,915         1,753
                                                               ----------    ----------    ----------
       Total other expense...................................     (40,428)      (50,414)      (56,978)
                                                               ----------    ----------    ----------
Income (loss) before income taxes and extraordinary loss.....      24,750        24,772        (1,785)
Income tax expense (Note 9)..................................     (10,750)      (10,776)         (871)
                                                               ----------    ----------    ----------
Net income (loss) before extraordinary loss..................      14,000        13,996        (2,656)
Extraordinary loss (Note 5)..................................      (3,584)           --            --
                                                               ----------    ----------    ----------
Net income (loss)............................................  $   10,416    $   13,996    $   (2,656)
                                                               ==========    ==========    ==========
Net income (loss) applicable to common shareholders (Note 14)  $    6,233    $   13,996    $   (2,656)
                                                               ==========    ==========    ==========
Earnings per share (Note 17):
   Basic:
       Income (loss) before extraordinary loss...............  $     0.71    $     0.77    $    (0.15)
       Extraordinary loss....................................       (0.26)           --            --
                                                               ----------    ----------    ----------
       Net income (loss).....................................  $     0.45    $     0.77    $    (0.15)
                                                               ==========    ==========    ==========
   Diluted:
       Income (loss) before extraordinary loss...............  $     0.65    $     0.74    $    (0.15)
       Extraordinary loss....................................       (0.24)           --            --
                                                               ----------    ----------    ----------
       Net income (loss).....................................  $     0.41    $     0.74    $    (0.15)
                                                               ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               THE PANTRY, INC.

                          CONSOLIDATED STATEMENTS OF
                             SHAREHOLDERS' EQUITY
                       (Shares and Dollars in Thousands)



                                                                                                      Total
                                            Preferred Stock    Common Stock    Additional           Additional
                                            ---------------- ----------------   Paid-in              Paid-in   Shareholder
                                            Shares Par Value Shares  Par Value  Capital   Other(1)   Capital      Loans
                                            ------ --------- ------  --------- ---------- --------  ---------- -----------
Balance at September 24, 1998..............    18       --   11,705    $117     $ 86,048  $(17,109)  $ 68,939     $(215)

Net income.................................    --       --       --      --           --        --         --        --
Issuances of common stock..................    --       --      157       2        1,788        --      1,788      (722)
Public sale of common stock at $13.00 per
 share, net of expenses....................    --       --    6,250      63       72,916        --     72,916        --
Redemption of Series B preferred stock.....   (18)      --       --      --      (15,387)       --    (15,387)       --
Dividends on preferred stock...............    --       --       --      --           --        --         --        --
                                             ----    -----   ------    ----     --------  --------   --------     -----
Balance at September 30, 1999..............    --       --   18,111     182      145,365   (17,109)   128,256      (937)

Net income.................................    --       --       --      --           --        --         --        --
Repayment of shareholder loans.............    --       --       --      --           --        --         --        25
Stock issue costs..........................    --       --       --      --         (238)       --       (238)       --
                                             ----    -----   ------    ----     --------  --------   --------     -----
Balance at September 28, 2000..............    --       --   18,111     182      145,127   (17,109)   128,018      (912)

Other comprehensive loss, net of tax:
    Net loss...............................    --       --       --      --           --        --         --        --
    Amortization of cumulative effect
     adjustment............................    --       --       --      --           --        --         --        --
    Unrealized losses on qualifying cash
     flow hedges...........................    --       --       --      --           --        --         --        --
                                             ----    -----   ------    ----     --------  --------   --------     -----
    Other comprehensive loss...............
Cumulative effect of change in accounting
 principal.................................    --       --       --      --           --        --         --        --
Repayment of shareholder loans.............    --       --       --      --           --        --         --        75
Share repurchase...........................    --       --       (4)     (1)         (43)       --        (43)       --
Exercise of stock options..................    --       --        8       1           68        --         68        --
                                             ----    -----   ------    ----     --------  --------   --------     -----
Balance, September 27, 2001................  $ --    $  --   18,115    $182     $145,152  $(17,109)  $128,043     $(837)
                                             ====    =====   ======    ====     ========  ========   ========     =====



                                             Accumulated
                                            Comprehensive Accumulated
                                               Deficit      Deficit    Total
                                            ------------- ----------- --------
Balance at September 24, 1998..............         --     $(29,537)  $ 39,304

Net income.................................         --       10,416     10,416
Issuances of common stock..................         --           --      1,068
Public sale of common stock at $13.00 per
 share, net of expenses....................         --           --     72,979
Redemption of Series B preferred stock.....         --       (2,113)   (17,500)
Dividends on preferred stock...............         --       (2,070)    (2,070)
                                              --------     --------   --------
Balance at September 30, 1999..............         --      (23,304)   104,197

Net income.................................         --       13,996     13,996
Repayment of shareholder loans.............         --           --         25
Stock issue costs..........................         --           --       (238)
                                              --------     --------   --------
Balance at September 28, 2000..............         --       (9,308)   117,980

Other comprehensive loss, net of tax:
    Net loss...............................         --       (2,656)    (2,656)
    Amortization of cumulative effect
     adjustment............................         98           --         98
    Unrealized losses on qualifying cash
     flow hedges...........................     (3,920)          --     (3,920)
                                              --------     --------   --------
    Other comprehensive loss...............                             (6,478)
Cumulative effect of change in accounting
 principal.................................       (461)                   (461)
Repayment of shareholder loans.............         --           --         75
Share repurchase...........................         --           --        (43)
Exercise of stock options..................         --           --         68
                                              --------     --------   --------
Balance, September 27, 2001................   $(4,283)     $(11,964)  $111,141
                                              ========     ========   ========

(1)Represents excess of amount paid in 1987 leveraged buy-out over net book value for "carry over" shareholders. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.
                                      34

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                            Year Ended
                                                                             ----------------------------------------
                                                                             September 30, September 28, September 27,
                                                                                 1999          2000          2001
                                                                             ------------- ------------- -------------
                                                                              (53 weeks)    (52 weeks)    (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................   $  10,416     $  13,996     $ (2,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss......................................................       3,406            --           --
    Depreciation and amortization...........................................      42,798        56,062       63,545
    Provision for deferred income taxes.....................................         530         8,168          871
    Loss on sale of property and equipment..................................       4,484         1,995          131
    Provision for environmental expenses....................................      (1,735)       (1,336)      (1,859)
    Impairment of long-lived assets.........................................          --            --        2,298
    Fair market value change in non-qualifying derivatives..................          --            --        4,244
    Provision for closed stores.............................................          --           430        1,919
Changes in operating assets and liabilities, net of effects of acquisitions:
    Receivables.............................................................       8,741         1,217       (4,860)
    Inventories.............................................................     (11,138)       (2,447)       9,469
    Prepaid expenses........................................................         (34)          834        2,121
    Other noncurrent assets.................................................        (830)       (1,968)       3,048
    Accounts payable........................................................      22,556         2,328       (7,762)
    Other current liabilities and accrued expenses..........................     (27,310)       (2,352)       1,194
    Employment obligations..................................................        (448)         (496)          --
    Other noncurrent liabilities............................................      17,131        11,728        4,999
                                                                               ---------     ---------     --------
Net cash provided by operating activities...................................      68,567        88,159       76,702
                                                                               ---------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale.........................................        (178)       (2,094)      (1,637)
Additions to property and equipment.........................................     (47,416)      (56,414)     (43,582)
Proceeds from sale lease-back transactions..................................      10,724         9,470        3,504
Proceeds from sale of property and equipment................................       2,366         7,033        3,761
Acquisitions of related businesses, net of cash acquired....................    (194,414)     (106,686)     (55,993)
                                                                               ---------     ---------     --------
Net cash used in investing activities.......................................    (228,918)     (148,691)     (93,947)
                                                                               ---------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases...................................      (1,495)       (1,703)      (2,070)
Principal repayments of long-term debt......................................    (184,888)      (71,284)     (23,487)
Proceeds from issuance of long-term debt....................................     297,000       158,000       40,037
Redemption of Series B preferred stock......................................     (17,500)           --           --
Net proceeds from initial public offering...................................      72,979            --           --
Net proceeds from other equity issues.......................................       1,068            --           --
Accrued dividends paid on preferred stock...................................      (6,461)           --           --
Stock issue costs...........................................................          --          (238)          --
Proceeds from exercise of stock options, net of repurchases.................          --            --           25
Repayment of shareholder loans..............................................          --            25           75
Other financing costs.......................................................      (3,599)       (2,071)         (78)
                                                                               ---------     ---------     --------
Net cash provided by financing activities...................................     157,104        82,729       14,502
                                                                               ---------     ---------     --------
Net increase (decrease).....................................................      (3,247)       22,197       (2,743)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............................      34,404        31,157       53,354
                                                                               ---------     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................   $  31,157     $  53,354     $ 50,611
                                                                               =========     =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW

                                                Year Ended
                                 -----------------------------------------
                                 September 30, September 28, September 27,
                                     1999          2000          2001
                                 ------------- ------------- -------------
      Cash paid during the year:
           Interest.............    $43,064       $50,207       $55,374
                                    =======       =======       =======
           Taxes................    $    34       $ 1,600       $ 1,066
                                    =======       =======       =======

            SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

   During 1999, 2000 and 2001, The Pantry financed certain capital expenditures totaling $2.8 million, $825 thousand, and $3.5 million, respectively, through the issuance of capital leases.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

   The consolidated financial statements include the accounts of The Pantry, Inc. (the "Company" or "The Pantry") and its wholly-owned subsidiaries. Transactions and balances of each of these wholly-owned subsidiaries are also immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates 1,324 convenience stores in Florida (505), North Carolina
(341), South Carolina (254), Georgia (57), Kentucky (42), Mississippi (56), Virginia (31), Indiana (16), Tennessee (14), and Louisiana (8).

   During fiscal 1996, Freeman Spogli & Co. ("Freeman Spogli") and Chase Manhattan Capital Corporation ("Chase") acquired a controlling interest in the Company through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. During fiscal years 1997 and 1998, the Company issued additional shares of common and preferred stock to existing stockholders and certain directors and executives of the Company. As of September 27, 2001, Freeman Spogli owns 10,329,524 shares of common stock and warrants to purchase 2,346,000 shares of common stock, which represents beneficial ownership of approximately 62.0% of our outstanding shares, including shares underlying warrants. Chase and its affiliates own 2,209,427 shares of common stock, or 12.2% of our outstanding shares.

   On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering (the "IPO"). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used (i) to repay $19.0 million in indebtedness under the senior credit facility; (ii) to redeem $17.5 million in outstanding preferred stock and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

Accounting Period

   The Pantry operates on a 52 or 53 week fiscal year ending on the last Thursday in September. For 2000 and 2001, The Pantry's fiscal years contained 52 weeks and for 1999 The Pantry's fiscal year contained 53 weeks.

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

   On August 13, 1987, Montrose Pantry Acquisition Corporation acquired all of our common stock in a leveraged buy-out. Certain individuals and entities which held an ownership interest retained approximately 45% ownership after the leveraged buy-out and a new basis of accounting was established which resulted in a partial step-up in basis. In accordance with EITF 88-16 and to the extent that certain individuals and entities maintained their equity interests, the excess amount paid over net book value was recorded as a debit in shareholders' equity ($17.1) million.

Cash and Cash Equivalents

   For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Inventories

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the first-in, first-out method for gasoline inventories.

Property Held for Sale

   Property is classified as current assets when management's intent is to sell these assets in the ensuing fiscal year and is recorded at the lower of cost or fair value less cost to sell.

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

   Estimated useful lives for financial statement purposes are as follows:

Buildings........................ 20 to 33 1/2 years
Equipment, furniture and fixtures 3 to 10 years
Automobiles...................... 3 to 5 years

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

Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods of 20 to 40 years (weighted-average useful life of 30 years). The Pantry considers legal, contractual, regulatory, obsolescence and competitive factors in determining the useful life and amortization period of this intangible asset. Additions to goodwill and increases in goodwill amortization expense primarily relate to our acquisition of the stock or assets of convenience store operators.

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

Long-Lived Assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows due to each store are compared to the carrying value of the long-lived assets, including an allocation of goodwill if appropriate, of that store to determine if a write-down to fair value is required. The Company recorded a provision of approximately $1.2 million in fiscal 2001 for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores.

Deferred Financing Cost

   Deferred financing cost represents expenses related to issuing The Pantry's long-term debt, obtaining its lines of credit and obtaining lease financing. See Note 5--Long-Term Debt and Note 10--Leases. Such amounts are being amortized over the remaining term of the respective financing.

Vendor Allowances, Rebates and Other Vendor Payments

   The Pantry receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Pantry records these payments as a reduction to cost of sales or expenses to which the particular vendor payment relates. For unearned payments, The Pantry records deferred income and amortizes the balance, as earned, over the term of the respective agreement. The amounts recorded against cost of sales were $54.7 million, $78.6 million and $81.2 million for fiscal years 1999, 2000 and 2001, respectively.

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

Income Taxes

   All operations of The Pantry and its subsidiaries are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, The Pantry recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the related tax basis.

Excise and Use Taxes

   The Pantry collects and remits various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $303.5 million, $419.3 million, and $450.2 million for 1999, 2000, and 2001, respectively.

Advertising costs

   Advertising costs are expensed as incurred. Advertising expense was approximately $1.7 million, $2.3 million and $2.0 million for fiscal 1999, 2000 and 2001, respectively.

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

Segment Reporting

   In 1999, The Pantry adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Pantry operates in one operating segment.

Reclassifications

   Certain amounts in the fiscal 1999 and 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

Recently Adopted Accounting Standards

   Effective September 29, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (''SFAS No. 133''). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

   As a result of our financing activities, we are exposed to changes in interest rates, which may adversely affect our results of operations and financial condition. In seeking to minimize the risk associated with these activities we have entered into interest rate swap arrangements, which effectively convert a portion of our variable rate debt to a fixed rate. The adoption of SFAS No.133 resulted in a cumulative transition adjustment of approximately $461 thousand (net of taxes of $289 thousand). The initial adoption of SFAS No. 133 did not have a material impact on our results of operations or financial condition.

   Effective September 29, 2000, we also adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin (''SAB'') No. 101, Revenue Recognition in Financial Statements. SAB No. 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of certain income, expense and balance sheets in the financial statements. The adoption of SAB No. 101 did not have a material impact on our results of operations and financial condition.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001, to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on our results of operations and financial condition.
Recently Issued Accounting Standards Not Yet Adopted

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principal. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we have net goodwill of $277.7 million and have incurred $9.7 million in goodwill amortization in the statement of operations during fiscal 2001. The adoption of SFAS No. 142 will result in our discontinuation of goodwill amortization. We will be required to test goodwill using an impairment method under the new standard at adoption and at least annually thereafter, which could have an adverse effect on our future results of operations if an impairment occurs. As permitted, the Company early adopted SFAS No. 142 effective September 28, 2001.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our first quarter of fiscal 2003. We do not anticipate the adoption of SFAS No. 143 will have a material impact on our results of operations and financial condition.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

NOTE 2--BUSINESS ACQUISITIONS:

   During fiscal 2001, The Pantry acquired 45 convenience stores located in North Carolina, South Carolina, Louisiana, Mississippi and Virginia in 9 separate transactions. The transactions were accounted for by the purchase method of accounting. The 2001 acquisitions were funded from borrowings under the senior credit facility and cash on hand.

   During fiscal 2000, The Pantry acquired 143 convenience stores located in North Carolina, South Carolina, Florida, Georgia, Mississippi and Virginia in 18 separate transactions. The transactions were accounted for by the purchase method of accounting. The 2000 acquisitions were funded from borrowings under the senior credit facility and cash on hand.

   The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):

                                                                         2000    2001
                                                                       -------- -------
ASSETS ACQUIRED:
Receivables, net...................................................... $  1,464 $    11
Inventories...........................................................    9,275   3,195
Prepaid expenses and other current assets.............................      441     323
Property and equipment................................................   52,750  17,931
Other noncurrent assets...............................................    5,203     643
                                                                       -------- -------
Total assets acquired.................................................   69,133  22,103
                                                                       -------- -------
LIABILITIES ASSUMED:
Accounts payable--trade...............................................    6,998      --
Other liabilities and accrued expenses................................    2,039     667
Environmental remediation liabilities.................................       25      --
Other noncurrent liabilities..........................................    7,325   1,087
                                                                       -------- -------
Total liabilities assumed.............................................   16,387   1,754
                                                                       -------- -------
Net tangible assets acquired..........................................   52,746  20,349
Excess of purchase price over fair value of net assets acquired.......   53,940  35,644
                                                                       -------- -------
Total consideration paid, including direct costs, net of cash acquired $106,686 $55,993
                                                                       ======== =======

   The purchase price allocations for certain of the 2001 acquisitions are preliminary estimates, based on available information, internal estimates and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization pending the completion of appraisals of assets acquired. The excess of the purchase prices over fair values of the net assets acquired for all acquisitions has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

   The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the 2001 transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

                       2000       2001
                    ---------- ----------
Total revenues..... $2,540,850 $2,674,283
Net income (loss).. $   14,880 $   (2,245)
Earnings per share:
   Basic:.......... $     0.82 $    (0.12)
                    ========== ==========
   Diluted:........ $     0.79 $    (0.12)
                    ========== ==========

NOTE 3--INVENTORIES:

   At September 28, 2000 and September 27, 2001, inventories consisted of the following (in thousands):

                                2000      2001
                              --------  --------
Inventories at FIFO cost:
   Merchandise............... $ 70,461  $ 73,861
   Gasoline..................   28,806    21,765
                              --------  --------
                                99,267    95,626
Less adjustment to LIFO cost:
   Merchandise...............  (11,305)  (13,939)
                              --------  --------
Inventories at LIFO cost..... $ 87,962  $ 81,687
                              ========  ========

   The positive effect on cost of sales of LIFO inventory liquidations was $53 thousand, $4 thousand and $2.2 million for fiscal years 1999, 2000 and 2001, respectively.

NOTE 4--PROPERTY AND EQUIPMENT:

   At September 28, 2000 and September 27, 2001, property and equipment consisted of the following (in thousands):

                                                  2000       2001
                                                ---------  ---------
Land........................................... $  86,568  $  85,222
Buildings......................................   129,643    138,425
Equipment......................................   345,240    368,602
Leasehold improvements.........................    57,811     66,156
Construction in progress.......................     9,749      9,307
                                                ---------  ---------
                                                  629,011    667,712
Less--accumulated depreciation and amortization  (162,044)  (197,034)
                                                ---------  ---------

Property and equipment, net.................... $ 466,967  $ 470,678
                                                =========  =========

NOTE 5--LONG-TERM DEBT:

   At September 28, 2000 and September 27, 2001, long-term debt consisted of the following (in thousands):

                                                                                          2000      2001
                                                                                        --------  --------
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%............................................................................ $200,000  $200,000
Term loan facility-Tranche A; interest payable monthly at LIBOR plus 3.0%; principal
  due in quarterly installments through January 31, 2004...............................   61,906    45,906
Term loan facility-Tranche B; interest payable monthly at LIBOR plus 3.5%; principal
  due in quarterly installments through January 31, 2006...............................  179,973   178,079
Term loan facility-Tranche C; interest payable monthly at LIBOR plus 3.75%; principal
  due in quarterly installments through January 31, 2006...............................   74,625    73,875
Acquisition facility; interest payable monthly at LIBOR plus 3.0%; principal due in
  quarterly installments beginning April 30, 2001 through January 31, 2004.............   10,000    45,500
Note payable; zero (0.0%) interest, with principal due in annual installments through
  February 26, 2003....................................................................      891       593
Other notes payable; various interest rates and maturity dates.........................      230       222
                                                                                        --------  --------
                                                                                         527,625   544,175
Less--current maturities...............................................................  (20,650)  (40,000)
                                                                                        --------  --------
Long-term debt, net of current maturities.............................................. $506,975  $504,175
                                                                                        ========  ========

   The senior subordinated notes contain covenants that, among other things, restrict the ability of The Pantry and any restricted subsidiary to (i) incur additional debt, (ii) pay dividends or make distributions, (iii) issue stock of subsidiaries, (iv) make certain investments or repurchase stock, (v) create liens, (vi) enter into transactions with affiliates or sale-leaseback transactions and (vii) merge or consolidate The Pantry or any of its subsidiaries or sell or transfer assets. The senior subordinated notes also contain financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow and capital expenditures.

   At September 27, 2001, The Pantry has a senior credit facility which consists of a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit and $390 million in term loans. The LIBOR associated with our senior credit facility resets monthly and as of September 27, 2001, was 2.61%.

   In connection with entering into the senior credit facility in fiscal 1999, The Pantry redeemed $49.0 million in principal amount of senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. The Pantry recognized an extraordinary loss of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under the senior credit facility, and the write-off of deferred financing costs related to the repayment of The Company's former bank credit facility.

   As of September 27, 2001, there were outstanding letters of credit of $12.9 million issued under the revolving credit facility and $32.1 million in available credit.

   The senior credit facility contains covenants restricting the ability of The Pantry and any of its subsidiaries to, among other things, (i) incur additional indebtedness, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions or asset sales and (viii) engage in transactions with affiliates. The senior credit facility also contains financial ratios and tests which must be met with respect to minimum coverage and leverage ratios, pro forma cash flow, maximum business acquisition expenditures and maximum capital expenditures.

   For the twelve month period ending September 27, 2001, The Pantry did not satisfy two financial covenants required by our senior credit facility. The Pantry has since received a waiver from its senior credit group and on November 7, 2001, entered into an amendment to the senior credit facility that includes, among other things, a modification to financial covenants and increases the floating interest rate spread by 50 basis points as long as its debt ratio is greater than 4.5:1 reducing to 25 basis points when the debt ratio is less than 4.5:1.

   As of September 27, 2001, substantially all of The Pantry's and its subsidiaries' net assets are restricted as to payment of dividends and other distributions.

   The Pantry's long-term debt maturities for each of the five years following September 27, 2001 and thereafter are: $40.0 million in 2002; $43.2 million in 2003; $52.9 million in 2004; $88.7 million in 2005; $119.2 million in 2006 and
$200.2 million thereafter.

   The fair value of the Company's indebtness approximated $539.1 million at September 27, 2001.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE LOSS:

   On September 29, 2000, the Company adopted Statement of Financial Accounting Standards (''SFAS'') No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption on September 29, 2000, the cumulative transition adjustment was approximately $461 thousand (net of taxes of $289 thousand).

   The Company enters into interest rate swap and collar agreements to modify the interest characteristics of its outstanding long-term debt and has designated each qualifying instrument as a cash flow hedge. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest expense of $4.2 million was recorded in fiscal 2001 for both the ineffective portion of the cash flow hedges and the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

   The fair values of the Company's interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 27, 2001, other accrued liabilities and other noncurrent liabilities include $4.8 million and $6.5 million, respectively, of derivative liabilities.

   The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

Cumulative effect of adoption of SFAS No. 133, net of taxes of $289............ $  (461)
Amortization reclassified into other comprehensive deficit, net of taxes of $61      98
Unrealized losses on qualifying cash flow hedges, net of taxes of $2,553.......  (3,920)
                                                                                -------
Accumulated other comprehensive deficit........................................ $(4,283)
                                                                                =======

   The components of comprehensive loss, net of related taxes, for fiscal 2001, the first year The Company incurred any items of comprehensive income (loss), are as follows (amounts in thousands):

                                                  2001
                                                 -------
Net loss applicable to common shareholders...... $(2,656)
Amortization of cumulative effect...............      98
Unrealized losses on qualifying cash flow hedges  (3,920)
                                                 -------
Comprehensive loss.............................. $(6,478)
                                                 =======

NOTE 7--RESTRUCTURING AND OTHER CHARGES:

   During the quarter ended March 29, 2001 the Company announced a plan designed to strengthen its organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into the Company's corporate headquarters located in Sanford, North Carolina. The Company expects that this integration, which was completed during the fourth quarter of fiscal 2001, will reduce pre-tax operating expenses beginning in fiscal 2002. Effective June 28, 2001, the Company completed the merger of Lil' Champ Food Stores, Inc., a wholly-owned subsidiary, into The Pantry. The Company anticipates this merger will provide for more efficient and streamlined operations.

   As a result of this plan, the Company recorded a pre-tax restructuring charge of $2.9 million during fiscal 2001. The restructuring charge consisted of $1.7 million of employee termination benefits, $650 thousand of lease obligations, and $490 thousand of legal and other professional consultant fees. During fiscal 2001, the Company has also incurred and expended $1.9 million in other non-recurring charges for related actions. The other non-recurring charges were one-time expenses as a result of this restructuring plan and included charges for the following; (i) relocation and staffing, (ii) non-capital systems integration, (iii) travel, (iv) impairments related to property and equipment and (v) other miscellaneous costs. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 of which are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rentals for the Jacksonville facility. Activity related to the restructuring charges was as follows (amounts in thousands):

                                           Total
                                           2001    Cash    Non-cash
                                          Expense Outlays Write-offs Reserve
                                          ------- ------- ---------- -------
Employee termination..................... $1,736  $  943    $   --   $  793
Lease termination........................    650      47        --      603
Legal and other professional.............    490     341        --      149
                                          ------  ------    ------   ------
   Total restructuring reserve........... $2,876  $1,331    $   --   $1,545
Other non-recurring charges..............  1,895     845     1,050       --
                                          ------  ------    ------   ------
   Total restructuring and other charges. $4,771  $2,176    $1,050   $1,545
                                          ======  ======    ======   ======

NOTE 8--INTEREST EXPENSE:

   The components of interest expense are as follows (amounts in thousands):

                                                        1999    2000     2001
                                                       ------- -------  -------
Interest on long-term debt............................ $39,565 $50,968  $50,652
Fair market value change in non-qualifying derivatives      --      --    4,244
Interest on capital lease obligations.................   1,596   1,631    1,936
Interest rate swap settlements........................      --    (318)   1,822
Miscellaneous.........................................     119      48       77
                                                       ------- -------  -------
                                                       $41,280 $52,329  $58,731
                                                       ======= =======  =======

NOTE 9--INCOME TAXES:

   The components of income tax expense are summarized below (in thousands):

             1999    2000    2001
            ------- ------- -------
Current:
   Federal. $ 7,093 $ 2,444 $    --
   State...     800     164      --
            ------- ------- -------
              7,893   2,608 $    --
            ======= ======= =======
Deferred:
   Federal.   2,488   7,279     776
   State...     369     889      95
            ------- ------- -------
              2,857   8,168     871
            ------- ------- -------
            $10,750 $10,776 $   871
            ======= ======= =======

   As of September 28, 2000 and September 27, 2001, deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                2000      2001
                                               -------  --------
              Depreciation.................... $50,565  $ 58,833
              Inventories.....................   3,640     3,500
              Amortization....................     954     3,333
              Miscellaneous expenses..........   2,323     2,653
              Environmental expenses..........      27       906
              Other...........................     517       109
                                               -------  --------
              Gross deferred tax liabilities..  58,026    69,334
                                               -------  --------
              Capital lease obligations.......  (1,609)   (2,050)
              Allowance for doubtful accounts.    (464)      (56)
              Accrued insurance...............  (3,716)   (3,331)
              Accrued compensation............    (156)     (557)
              Derivative liabilities..........      --    (2,781)
              Deferred income.................  (1,212)   (4,600)
              Accrued vacation................    (439)     (787)
              Reserve for closed stores.......  (1,722)   (1,730)
              Restructuring reserve...........      --      (782)
              Other...........................    (531)     (767)
                                               -------  --------
              Gross deferred tax assets.......  (9,849)  (17,441)
              Net operating loss carryforwards  (7,992)  (13,458)
              General business credits........  (1,833)   (1,833)
              AMT credits.....................  (5,914)   (5,705)
                                               -------  --------
                                               $32,438  $ 30,897
                                               =======  ========

   As of September 28, 2000 and September 27, 2001, net current deferred income tax assets totaled $2.1 million and $2.6 million, respectively, and net noncurrent deferred income tax liabilities totaled $34.5 million and $33.5 million, respectively.

   Reconciliations of income taxes at the Federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

                                                      1999    2000    2001
                                                     ------- ------- ------
Tax expense (benefit) at Federal statutory rate..... $ 8,415 $ 8,422 $ (607)
Tax expense at state rate, net of Federal income tax
  expense...........................................   1,188   1,013     --
Permanent differences:..............................
   Amortization of goodwill.........................   1,081   1,161  1,320
   Other............................................      66     180    158
                                                     ------- ------- ------
Net income tax expense.............................. $10,750 $10,776 $  871
                                                     ======= ======= ======

   As of September 27, 2001, The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future Federal income taxes. The benefit of these carryforwards is recognized as deferred tax assets. The Pantry believes that it is more likely than not that these future tax benefits will be utilized before their expiration through future reversal of existing taxable differences and future earnings. Loss carryforwards as of September 27, 2001 have the following expiration dates (in thousands):

                         Federal  State
                         ------- -------
2009.................... $    -- $ 3,158
2010....................      --   2,974
2011....................      --  10,919
2012....................   1,264   5,101
2013....................      --  13,274
2014....................      --   5,162
2015....................      --   5,841
2016....................      --  13,928
2017....................   9,374      --
2018....................   5,662      --
2020....................  13,928      --
                         ------- -------
Total loss carryforwards $30,228 $60,357
                         ======= =======

NOTE 10--LEASES:

   The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 28, 2000, and September 27, 2001 are as follows (in thousands):

                                2000     2001
                               -------  -------
Buildings..................... $12,965  $18,138
Less--accumulated amortization  (1,976)  (4,882)
                               -------  -------
                               $10,989  $13,256
                               =======  =======

   Amortization expense related to capitalized leased assets approximated $1.3 million in each of fiscal 1999, 2000 and 2001.

   Future minimum lease payments as of September 27, 2001, for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

                                            Capital Operating
Fiscal Year                                 Leases   Leases
-----------                                 ------- ---------
2002....................................... $ 3,086 $ 49,994
2003.......................................   3,013   48,929
2004.......................................   2,840   47,390
2005.......................................   2,515   45,139
2006.......................................   2,284   42,590
Thereafter.................................  18,186  366,129
                                            ------- --------
Net minimum lease payments................. $31,924 $600,171
                                            ======= ========
Amount representing interest (8% to 20%)...  16,541
                                            -------
Present value of net minimum lease payments  15,383
Less--current maturities...................   1,363
                                            -------
                                            $14,020
                                            =======

   Rental expense for operating leases was approximately $40.6 million, $50.9 million and $53.2 million for fiscal years 1999, 2000 and 2001, respectively. Some of The Pantry's leases require contingent rental payments; such amounts are not material for the fiscal years presented.

   During fiscal 1999, 2000 and 2001, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $10.7 million, $9.5 million and $3.5 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 11--COMMITMENTS AND CONTINGENCIES:

   As of September 27, 2001, The Pantry was contingently liable for outstanding letters of credit in the amount of $12.9 million related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

   The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

   In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. The unamortized liabilities associated with these payments as of September 28, 2000 and September 27, 2001, were $58.9 million and $63.9 million, respectively.

   McLane Company, Inc. ("McLane")--The Pantry purchases over 50% of its general merchandise from a single wholesaler, McLane, a subsidiary of Wal-Mart, Inc. The Pantry's arrangement with McLane is governed by a five-year distribution service agreement. The Pantry receives annual service allowances based on the number of stores operating on each contract anniversary date. If The Pantry were to default under the contract or terminate the distribution service agreement prior to March 28, 2003, The Pantry must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized to cost of goods sold on a straight-line method over the life of the agreement.

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

Environmental Liabilities and Contingencies

   The Pantry is subject to various federal, state and local environmental laws and regulations governing underground petroleum storage tanks that require The Pantry to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention, and cleanup of leaking underground storage tanks. Regulations enacted by the EPA in 1988 established requirements for:

   .   installing underground storage tank systems
   .   upgrading underground storage tank systems
   .   taking corrective action in response to releases
   .   closing underground storage tank systems
   .   keeping appropriate records
   . maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases

   In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, Virginia, South Carolina, Georgia, Tennessee, Indiana, Kentucky and Louisiana. The Pantry also relies on reimbursements from applicable state trust funds. In Florida and Georgia, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and met such requirements thereafter through private commercial liability insurance. In Mississippi we meet our financial responsibility requirements through coverage under the state trust fund.

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

   Environmental reserves of $14.1 million and $12.2 million as of September 28, 2000, September 27, 2001, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 535 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 27, 2001 the current average remediation cost per site is approximately $70 thousand. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five years and thereafter at September 27, 2001 are as follows (in thousands):

                                                        Expected
Fiscal Year                                             Payments
-----------                                             --------
2002................................................... $ 1,023
2003...................................................     286
2004...................................................     256
2005...................................................     153
2006...................................................      34
Thereafter.............................................      63
                                                        -------
Total undiscounted amounts not covered by a third party   1,815
Other current cost amounts.............................  14,996
Amount representing interest (10%).....................  (2,789)
                                                        -------
Environmental reserve.................................. $12,207
                                                        =======

   The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 27, 2001, anticipated reimbursements of $10.4 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and substantially all of the costs will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 12--BENEFIT PLANS:

   The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least nineteen years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 15% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $573 thousand, $687 thousand and $718 thousand for fiscal years 1999, 2000 and 2001, respectively.

NOTE 13--COMMON STOCK:

   On June 4, 1999, the Company effected a 51 for 1 stock split of its common stock. In connection with the stock split, the number of authorized shares of common stock was increased to 50 million (300 thousand shares previously). The accompanying financial statements give effect to the stock split, retroactively applied to all periods presented. There was no change in par values of the common stock as a result of the stock split.

   On June 8, 1999, the Company completed an initial public offering of 6,250,000 shares of its common stock at a public offering price of $13.00 per share (the "IPO"). The net proceeds from the IPO of $75.6 million, before expenses, were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

   Upon completion of the IPO, Freeman Spogli owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). During fiscal 2000, Freeman Spogli purchased an additional 980,000 shares giving them beneficial ownership of approximately 62.0% of the outstanding common stock (including shares underlying warrants).

NOTE 14--PREFERRED STOCK:

   Issued and outstanding shares of preferred stock at September 24, 1998 included 17,500 shares designated as Series B, all of which were held by the Freeman Spogli entities. On June 8, 1999, in conjunction with the IPO, The Pantry redeemed the outstanding preferred stock for $17.5 million and paid accrued dividends on the preferred stock of $6.5 million. As of September 27, 2001, the Company has no preferred stock issued or outstanding.

   Upon the redemption of its Series B preferred stock, The Pantry recorded a one-time dividend of $613 thousand which represents the difference between the gross proceeds ($16.9 million) from the initial sale of Series B preferred stock and the consideration paid upon redemption ($17.5 million). In accordance with Emerging Issues Task Force Topic No. ("EITF") D-42, The Pantry was also required to recognize a one-time deduction to net income applicable to common stockholders (and a related reclassification to accumulated deficit) in the amount of $1.5 million associated with original issue costs incurred in connection with the issuance of the Series B preferred stock in December 1996. At that time, the original issue costs were netted against the gross proceeds and, thus, charged to additional paid in capital. EITF D-42 requires that the excess of fair value of the consideration transferred to the preferred stockholders over the carrying amount of the preferred stock be subtracted from net income applicable to common stockholders in the calculation of earnings per share.

NOTE 15--STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

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

   On June 3, 1999, The Pantry adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan. During 1999, options to acquire 240,000 shares of common stock were granted under the 1999 plan with exercise prices of $13.00 per share. These options vest over three years and have contractual lives of seven years. No options were granted during the year ended September 28, 2000. During 2001, options to acquire 328,000 shares of common stock were granted under the 1999 plan with exercise prices of $10.00 per share. Subsequent to September 27, 2001, The Pantry granted options to acquire 200,000 shares of common stock under the 1999 plan with exercise prices of $5.12 per share. These options vest over three years and have contractual lives of seven years.

   The following table summarizes information about stock options outstanding at September 27, 2001:

                                    Number
                                Outstanding at Weighted-Average  Number of
                                September 27,     Remaining       Options   Weighted-Average
Exercise Prices   Date Issued        2001      Contractual Life Exercisable  Exercise Price
--------------- --------------- -------------- ---------------- ----------- ----------------
   $8.82.......     1/1/98          396,423        6 years        396,423        $ 8.82
   $11.27......     8/25/98         120,360        6 years        120,360        $11.27
   $13.00...... 6/8/99, 9/30/99     207,000        5 years        138,000        $13.00
   $10.00......    12/29/00         297,500        7 years              0        $10.00
                                  ---------                       -------
    Total......                   1,021,283                       654,783

   All options granted in 1999 and 2000 vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. There were no exercises, forfeitures, or expirations of options in 1999. There were 4,000 options forfeited and none exercised or expired during fiscal 2000. There were 328,000 options granted, 7,700 options exercised, 111,878 options forfeited, and none that expired during fiscal 2001. All stock options are granted at estimated fair market value of the common stock at the grant date.

   Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry's pro-forma net income
(loss) for fiscal 1999, 2000 and 2001 would have been approximately $10.3 million, $13.8 million, and $(2.9 million) respectively. Pro forma basic earnings (loss) per share for fiscal 1999, 2000 and 2001 would have been $0.44, $0.76 and $(0.16), respectively. Pro forma diluted earnings (loss) per share for fiscal 1999, 2000 and 2001 would have been $0.40, $0.73 and $(0.16), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                        1999        2001
                                                                   --------------- -------
Weighted-average grant date fair value............................ $          2.07 $  3.93
Weighted-average expected lives (years)...........................            2.00    2.00
Weighted-average grant date fair value-exercise price equals
 market price..................................................... $          2.24 $  3.93
Weighted-average grant date fair value-exercise price greater than
  market price.................................................... $          1.18      --
Risk-free interest rate...........................................            5.5%   4.94%
Expected volatility...............................................   0.00% - 21.0%  66.36%
Dividend yield....................................................           0.00%   0.00%

   On August 31, 1998, The Pantry adopted a stock subscription plan. The subscription plan allows The Pantry to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. A purchaser may not sell, transfer or pledge their shares

 .   prior to the first anniversary of the date on which the purchaser acquires the shares, or
 .   after the first anniversary, except in compliance with the provisions of the subscription agreement and a pledge agreement if part of the consideration for such shares includes a secured promissory note

   In the event that the purchaser's employment with The Pantry and all of its subsidiaries terminates for any reason, The Pantry has the option to repurchase from the purchaser all or any portion of the shares acquired by the purchaser under the subscription agreement for a period of six months after the effective date of such termination. The repurchase option terminates upon the later to occur of

 .   the first anniversary of the date the shares were originally acquired, or
 .   an initial public offering of common stock by The Pantry registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to The Pantry in excess of $25 million

   After the first anniversary of the date the shares were originally acquired by the purchaser, the purchaser may transfer the shares for cash (only) to a third party, subject to The Pantry's right of first refusal with respect to such sale. Finally, under certain circumstances, a purchaser of shares under the stock subscription plan may be forced to sell all or part of the shares purchased under such plan if Freeman Spogli finds a third-party buyer for all or part of the shares of common stock held by Freeman Spogli. No issuances of shares under the stock subscription plan had been made at September 24, 1998. On September 25, 1998 and November 30, 1999, 134,436 shares, net of subsequent repurchases of 6,273 shares, were sold under the stock subscription plan. These shares were sold at fair value ($11.27), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722 thousand of secured promissory notes receivable, bearing an interest rate of 8.5%, due August 31, 2003.

   In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The warrants are exercisable at $7.45 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits, or engages in mergers, reorganizations or reclassifications. The fair value of the warrants at date of issuance approximated $600 thousand and is included in additional paid-in capital. None of these warrants had been exercised at September 27, 2001.

NOTE 16--RELATED PARTIES:

Transactions With Affiliates

Stock Issuances

   In December 1996, Freeman Spogli purchased 17,500 shares of Series B preferred stock and warrants to purchase 2,346,000 shares of common stock for approximately $17.5 million. The purchase price for the Series B preferred stock was $1,000.00 per share and the purchase price for each of the two warrants was $1.00. The warrants are exercisable at $7.45 per share until December 30, 2006 and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits or engages in mergers, reorganizations or reclassifications. In connection with the IPO, The Pantry repurchased the Series B preferred stock from Freeman Spogli for $17.5 million, plus approximately $6.5 million in accrued dividends. See also Note 14--Preferred Stock.

   In October 1997, in connection with the Lil' Champ acquisition, Freeman Spogli purchased 3,030,471 shares of common stock and Chase purchased 596,190 shares of common stock for an aggregate purchase price of approximately $32.0 million. Peter J. Sodini, The Pantry's Chief Executive Officer, purchased 45,339 shares of common stock for an aggregate purchase price of $400 thousand, payable $185 thousand in cash and $215 thousand in the form of a secured promissory note. The purchase price for the common stock was $8.82 per share. At that time, all of the outstanding Series A preferred stock was contributed back to The Pantry and cancelled.

   In July 1998, in connection with the acquisition of Quick Stop and the acquisition of Stallings, Freeman Spogli purchased 1,845,690 shares of common stock and Chase purchased 371,688 shares of common stock for an aggregate purchase price of $25.0 million. The purchase price for the common stock was $11.27 per share.

   In November 1998, Peter Starrett, a director of The Pantry, purchased 22,185 shares of common stock for a purchase price of $250 thousand. Freeman Spogli has the right to require the sale of Mr. Starrett's shares in the event it sells all of its holdings of common stock.

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

NOTE 17--EARNINGS PER SHARE:

   The Pantry computes earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method. The following table reflects the calculation of basic and diluted earnings per share (see also Note 14--Preferred Stock) (dollars in thousands, except per share amounts):

                                                                1999     2000    2001
                                                               -------  ------- -------
Net income (loss) applicable to common shareholders:
   Net income (loss) before extraordinary loss................ $14,000  $13,996 $(2,656)
   Preferred stock dividend requirement.......................  (2,070)      --      --
   Redemption of preferred stock in excess of carrying amount.  (2,113)      --      --
                                                               -------  ------- -------
   Net income (loss) applicable to common shareholders before
     extraordinary loss.......................................   9,817   13,996  (2,656)
   Extraordinary loss.........................................  (3,584)      --      --
                                                               -------  ------- -------
   Net income (loss) applicable to common shareholders........ $ 6,233  $13,996  (2,656)
                                                               =======  ======= =======
Earnings per share--basic:
   Weighted-average shares outstanding........................  13,768   18,111  18,113
                                                               =======  ======= =======
   Income (loss) before extraordinary loss per share--basic... $  0.71  $  0.77 $ (0.15)
   Extraordinary loss per share--basic........................   (0.26)      --      --
                                                               -------  ------- -------
   Net income (loss) per share--basic......................... $  0.45  $  0.77 $ (0.15)
                                                               =======  ======= =======
Earnings per share--diluted:
   Weighted-average shares outstanding........................  13,768   18,111  18,113
   Dilutive impact of options and warrants outstanding........   1,308      821      --
                                                               -------  ------- -------
   Weighted-average shares and potential dilutive shares
     Outstanding..............................................  15,076   18,932  18,113
                                                               =======  ======= =======
   Income (loss) before extraordinary loss per share--diluted. $  0.65  $  0.74 $ (0.15)
   Extraordinary loss per share--diluted......................   (0.24)      --      --
                                                               -------  ------- -------
   Net income (loss) per share--diluted....................... $  0.41  $  0.74 $ (0.15)
                                                               =======  ======= =======

   Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 372,363 and 3,367,283 for 2000 and 2001, respectively.

NOTE 18--QUARTERLY FINANCIAL DATA (unaudited):

   Summary quarterly financial data for fiscal 2000 and 2001, respectively, is as follows (dollars in thousands, except per share amounts):

                              Year Ended September 28, 2000                    Year Ended September 27, 2001
                     ----------------------------------------------- ------------------------------------------------
                      First   Second     Third   Fourth               First   Second     Third   Fourth
                     Quarter  Quarter   Quarter  Quarter     Year    Quarter  Quarter   Quarter  Quarter      Year
                     -------- --------  -------- -------- ---------- -------- --------  -------- --------  ----------
Total revenue....... $540,191 $583,819  $642,935 $664,239 $2,431,184 $634,243 $635,703  $707,957 $665,141  $2,643,044
Gross profit........ $108,157 $104,624  $124,166 $131,417 $  468,364 $118,945 $116,260  $128,796 $123,642  $  487,643
Income (loss) before
 income taxes and
 extraordinary loss: $  4,063 $ (4,514) $ 11,046 $ 14,177 $   24,772 $  3,374 $ (8,651) $  6,584 $ (3,092) $   (1,785)
Net income (loss)... $  2,275 $ (2,528) $  6,186 $  8,063 $   13,996 $  1,907 $ (4,889) $  3,616 $ (3,290) $   (2,656)
Earnings per share:
   Basic............ $   0.13 $  (0.14) $   0.34 $   0.45 $     0.77 $   0.11 $  (0.27) $   0.20 $  (0.18) $    (0.15)
   Diluted.......... $   0.12 $  (0.14) $   0.33 $   0.42 $     0.74 $   0.10 $  (0.27) $   0.20 $  (0.18) $    (0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                   PART III

Item 10. Our Directors and Executive Officers

   Information on our directors is incorporated by reference from the section entitled "Proposal 1: Election of Directors" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 26, 2002. Information on our executive officers is included in the section entitled "Executive Officers" on page 10 of this report.

Item 11. Executive Compensation

   This information is incorporated by reference from the section entitled "Executive Compensation" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 26, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   This information is incorporated by reference from the section entitled "Principal Stockholders" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 26, 2002.

Item 13. Certain Relationships and Related Transactions

   This information is incorporated by reference from the sections entitled "Principal Stockholders" and "Transactions with Affiliates" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 26, 2002.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules and Exhibits--The following documents are filed as part of this Annual Report on Form 10-K.

          (i) Consolidated Financial Statements--See index on page 28.

          (ii) Financial Statement Schedule--See index on page 28.

          (iii) Exhibits:

 Exhibit
 Number                                         Description of Document
 ------                                         -----------------------
3.1(1)     Amended and Restated Certificate of Incorporation of The Pantry.
3.2(1)     Amended and Restated Bylaws of The Pantry.
4.1(2)     Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil' Champ and United
           States Trust Company of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated
           Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).
4.2(1)     Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS
           Equity Partners III, L.P. ("FSEP III"), FS Equity Partners IV, L.P. ("FSEP IV") FS Equity
           Partners International, L.P. ("FSEP International"), Peter J. Sodini, Chase Manhattan Capital,
           L.P., CB Capital Investors, L.P., and Baseball Partners.
4.3(3)     Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June
           1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital,
           L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
4.4(1)     Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III,
           FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P.,
           Baseball Partners and Peter J. Sodini.
4.5(3)     Amendment No. 1 to the Amended and Restated Stockholder's Agreement dated as of June 1,
           1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P.,
           CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
10.1(4)(5) The Pantry, Inc. 1998 Stock Option Plan.
10.2(1)    Form of Incentive Stock Option Agreement.
10.3(2)    Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
           International, CB Capital Investors, L.P. and Peter J. Sodini.
10.4(2)    Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
           International, Chase Manhattan Capital, L.P., and Baseball Partners.
10.5(2)    Stock Pledge Agreement dated October 23, 1997 between Peter J. Sodini and The Pantry.
10.6(2)    Secured Promissory Note dated October 23, 1997 between Peter J. Sodini and The Pantry.
10.7(6)    Amended and Restated Credit Agreement dated as of January 28, 1999 among The Pantry, the financial institutions listed therein (collectively, "Lenders"), First Union National Bank ("First
           Union"), as administrative agent, and Canadian Imperial Bank of Commerce ("CIBC"), as syndication agent for Lenders.
10.8(3)    First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Pantry, the
           Lenders listed therein, First Union, CIBC and NationsBank, N.A.
10.9(7)    Second Amendment to Credit Agreement dated as of October 27, 1999 among The Pantry, the
           Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
           NationsBank, N.A.).
10.10(7)   Third Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the
           Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
           NationsBank, N.A.).

  Exhibit
  Number                                       Description of Document
  ------                                       -----------------------
10.11       Fourth Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the
            Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
            NationsBank, N.A.).
10.12(2)    Company Security Agreement dated as of October 23, 1997 between The Pantry and First
            Union, as administrative agent.
10.13(2)    Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
10.14(2)    Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and
            First Union, as administrative agent.
10.15(2)    Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
            Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R.
            Cannon, as Trustee, and First Union as Agent.
10.16(2)(5) Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry
10.17(2)(5) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
10.18(3)(5) Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.
10.19(5)    Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.
10.20(5)    Employment Agreement dated April 30, 2001 between Steven J. Ferriera and The Pantry.
10.21(5)    Employment Agreement dated April 30, 2001 between William T. Flyg and The Pantry.
10.22(5)    Employment Agreement dated August 10, 2001 between Joseph Krol and The Pantry.
10.23(5)    Employment Agreement dated July 27, 2001 between Dan McCormack and The Pantry.
10.24(5)    Employment Agreement dated July 28, 2001 between David Zaborsky and The Pantry.
10.25(5)    Employment Agreement dated July 27, 2001 between Douglas Sweeney and The Pantry.
10.26(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and
            Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and
            First Union, as Agent.
10.27(2)    Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
            Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R.
            Cannon, as Trustee, and First Union, as Agent.
10.28(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and
            Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
10.29(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and
            Leases And Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First
            Union, as Agent.
10.30(2)    Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing
            (Florida) dated October 23, 1997 between Lil' Champ and First Union, as Agent.
10.31(2)    Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated
            October 23, 1997 between Lil' Champ and First Union, as Agent.
10.32(1)    Form of Subsidiary Guaranty.
10.33(1)    Form of Subsidiary Security Agreement.
10.34(1)    Form of Subsidiary Pledge Agreement.
10.35(1)    Form of Subsidiary Trademark Security Agreement.
10.36(6)    The Pantry Inc. 1998 Stock Subscription Plan.
10.37(1)    Form of Stock Subscription Agreement.
10.38(1)    Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital
            Investors, L.P.
10.39(1)    Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil' Champ and
            McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and
            Exchange Commission).

     Exhibit
     Number                     Description of Document
     ------                     -----------------------
     10.40(1) Form of Indemnification Agreement.
     10.41(1) Common Stock Purchase Warrant dated December 30, 1996.
     10.42(1) Common Stock Purchase Warrant dated December 30, 1996.
     10.43(1) Form of 1999 Stock Option Plan.
     12.1     Statement re Computation of Earnings to Fixed Charges Ratio.
     21.1     Subsidiaries of The Pantry.
     23.1     Consent of Deloitte & Touche LLP.
     99.1     Risk Factors.

--------
(1)Incorporated by reference from The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221)
(2)Incorporated by reference from The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811)
(3)Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)Represents a management contract or compensation plan arrangement.
(6)Incorporated by reference from The Pantry's Current Report on Form 8-K dated February 8, 1999.
(7)Incorporated by reference from Amendment No. 1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.

    (b)Reports on Form 8-K.
      None

    (c)See (a)(iii) above.

    (d)See (a)(ii) above.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PANTRY, INC.
                                             By:      /s/ Peter J. Sodini

                                               ------------------------------
                                                          Peter J. Sodini
                                                  President and Chief Executive
                                                  Officer
                                             Date: December 26, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                       Date
          ---------                          -----                       ----

     /s/ Peter J. Sodini      President, Chief Executive Officer  December  26, 2001
-----------------------------   and Director (Principal Executive
       Peter J. Sodini          Officer)

     /s/ William T. Flyg      Senior Vice President and Chief     December  26, 2001
-----------------------------   Financial Officer (Principal
       William T. Flyg          Financial Officer)

    /s/ Joseph J. Duncan      Vice President and Corporate        December  26, 2001
-----------------------------   Controller (Principal Accounting
      Joseph J. Duncan          Officer)

    /s/ Todd W. Halloran      Director                            December  26, 2001
-----------------------------
      Todd W. Halloran

      /s/ Jon D. Ralph        Director                            December  26, 2001
-----------------------------
        Jon D. Ralph

   /s/ Charles P. Rullman     Director                            December   26, 2001
-----------------------------
     Charles P. Rullman

 /s/ Edfred L. Shannon, Jr.   Director                            December   26, 2001
-----------------------------
   Edfred L. Shannon, Jr.

    /s/ Peter M. Starrett     Director                            December   26, 2001
-----------------------------
      Peter M. Starrett

 /s/ William M. Webster, III  Director                            December   26, 2001
-----------------------------
   William M. Webster, III

/s/ Hubert E. Yarborough, III Director                            December   26, 2001
-----------------------------
  Hubert E. Yarborough, III

                               THE PANTRY, INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (Dollars in thousands)

                                             Additions             Deductions
                                  Balance at charged to Additions      for      Balance
                                  beginning  costs and  charged to payments or at end of
                                  of period   expenses   Goodwill  write-offs   period
                                  ---------- ---------- ---------- ----------- ---------
Year ended September 30, 1999
 Allowance for doubtful accounts.  $   280     $  486     $   --     $    --    $   766
 Reserve for environmental issues   17,137      5,546         --      (7,281)    15,402
 Reserve for closed stores.......    1,603        505      1,302        (606)     2,804
                                   -------     ------     ------     -------    -------
                                   $19,020     $6,537     $1,302     $(7,887)   $18,972
                                   =======     ======     ======     =======    =======
Year ended September 28, 2000
 Allowance for doubtful accounts.  $   766     $  439     $   --     $    --    $ 1,205
 Reserve for environmental issues   15,402      4,126         --      (5,462)    14,066
 Reserve for closed stores.......    2,804        430      4,222        (766)     6,690
                                   -------     ------     ------     -------    -------
                                   $18,972     $4,995     $4,222     $(6,228)   $21,961
                                   =======     ======     ======     =======    =======
Year ended September 27, 2001
 Allowance for doubtful accounts.  $ 1,205     $  240     $   --     $(1,299)   $   146
 Reserve for environmental issues   14,066      2,224         --      (4,083)    12,207
 Reserve for closed stores.......    6,690      1,919         --      (1,596)     7,013
                                   -------     ------     ------     -------    -------
                                   $21,961     $4,383     $   --     $(6,978)   $19,366
                                   =======     ======     ======     =======    =======

                                 EXHIBIT INDEX

Exhibit
Number                                            Description of Document
------                                            -----------------------

   3.1(1)    Amended and Restated Certificate of Incorporation of The Pantry.

   3.2(1)    Amended and Restated Bylaws of The Pantry.

   4.1(2)    Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil' Champ and United
             States Trust Company of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated
             Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

   4.2(1)    Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS
             Equity Partners III, L.P. ("FSEP III"), FS Equity Partners IV, L.P. ("FSEP IV") FS Equity
             Partners International, L.P. ("FSEP International"), Peter J. Sodini, Chase Manhattan Capital,
             L.P., CB Capital Investors, L.P., and Baseball Partners.

   4.3(3)    Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of
             June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan
             Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

   4.4(1)    Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry,
             FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors,
             L.P., Baseball Partners and Peter J. Sodini.

   4.5(3)    Amendment No. 1 to the Amended and Restated Stockholder's Agreement dated as of June 1,
             1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P.,
             CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

  10.1(4)(5) The Pantry, Inc. 1998 Stock Option Plan.

  10.2(1)    Form of Incentive Stock Option Agreement.

  10.3(2)    Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
             International, CB Capital Investors, L.P. and Peter J. Sodini.

  10.4(2)    Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP
             International, Chase Manhattan Capital, L.P., and Baseball Partners.

  10.5(2)    Stock Pledge Agreement dated October 23, 1997 between Peter J. Sodini and The Pantry.

  10.6(2)    Secured Promissory Note dated October 23, 1997 between Peter J. Sodini and The Pantry.

  10.7(6)    Amended and Restated Credit Agreement dated as of January 28, 1999 among The Pantry, the financial institutions listed therein (collectively, "Lenders"), First Union National Bank ("First
             Union"), as administrative agent, and Canadian Imperial Bank of Commerce ("CIBC"), as syndication agent for Lenders.

  10.8(3)    First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.

  10.9(7)    Second Amendment to Credit Agreement dated as of October 27, 1999 among The Pantry, the
             Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
             NationsBank, N.A.).

 10.10(7)    Third Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the
             Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
             NationsBank, N.A.).

 10.11       Fourth Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the
             Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as
             NationsBank, N.A.).

Exhibit
Number                                          Description of Document
------                                          -----------------------

 10.12(2)    Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

 10.13(2)    Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

 10.14(2)    Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and
             First Union, as administrative agent.

 10.15(2)    Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
             Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R.
             Cannon, as Trustee, and First Union as Agent.

 10.16(2)(5) Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry

 10.17(2)(5) Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

 10.18(3)(5) Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

 10.19(5)    Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini

 10.20(5)    Employment Agreement dated April 30, 2001 between Steven J. Ferriera and The Pantry.

 10.21(5)    Employment Agreement dated April 30, 2001 between William T. Flyg and The Pantry.

 10.22(5)    Employment Agreement dated August 10, 2001 between Joseph Krol and The Pantry.

 10.23(5)    Employment Agreement dated July 27, 2001 between Dan McCormack and The Pantry.

 10.24(5)    Employment Agreement dated July 28, 2001 between David Zaborsky and The Pantry.

 10.25(5)    Employment Agreement dated July 27, 2001 between Douglas Sweeney and The Pantry.

 10.26(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases
             And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

 10.27(2)    Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and
             Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R.
             Cannon, as Trustee, and First Union, as Agent.

 10.28(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases
             (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

 10.29(2)    Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases
             And Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as Agent.

 10.30(2)    Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing
             (Florida) dated October 23, 1997 between Lil' Champ and First Union, as Agent.

 10.31(2)    Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated
             October 23, 1997 between Lil' Champ and First Union, as Agent.

 10.32(1)    Form of Subsidiary Guaranty.

 10.33(1)    Form of Subsidiary Security Agreement.

 10.34(1)    Form of Subsidiary Pledge Agreement.

 10.35(1)    Form of Subsidiary Trademark Security Agreement.

 10.36(6)    The Pantry Inc. 1998 Stock Subscription Plan.

 10.37(1)    Form of Stock Subscription Agreement.

 10.38(1)    Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital
             Investors, L.P.

 10.39(1)    Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil' Champ and
             McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and
             Exchange Commission).

     Exhibit
     Number                      Description of Document
     ------                      -----------------------

      10.40(1) Form of Indemnification Agreement.

      10.41(1) Common Stock Purchase Warrant dated December 30, 1996.

      10.42(1) Common Stock Purchase Warrant dated December 30, 1996.

      10.43(1) Form of 1999 Stock Option Plan.

       12.1    Statement re Computation of Earnings to Fixed Charges Ratio.

       21.1    Subsidiaries of The Pantry.

       23.1    Consent of Deloitte & Touche LLP.

       99.1    Risk Factors.

--------
(1)Incorporated by reference from The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(2)Incorporated by reference from The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811).
(3)Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)Represents a management contract or compensation plan arrangement.
(6)Incorporated by reference from The Pantry's Current Report on Form 8-K dated February 8, 1999.
(7)Incorporated by reference from Amendment No. 1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.