Form 10-Q
period 2001-12-27
PANTRY INC
filed 2002-02-11
CIK 915862

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

               For the Quarterly Period Ended December 27, 2001

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

                              1801 Douglas Drive
                            Sanford, North Carolina
                                  27330-1410
                   (Address of principal executive offices)

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

        COMMON STOCK, $0.01 PAR VALUE         18,107,597 SHARES
                   (Class)            (Outstanding at February 4, 2002)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE PANTRY, INC.

                                   FORM 10-Q

                               DECEMBER 27, 2001

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Part I--Financial Information
 Item 1.  Financial Statements
   Consolidated Balance Sheets....................................................................   3
   Consolidated Statements of Operations..........................................................   4
   Consolidated Statements of Cash Flows..........................................................   5
   Notes to Consolidated Financial Statements.....................................................   6
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  14
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  20
Part II--Other Information
 Item 6.  Exhibits and Reports on Form 8-K........................................................  22

                         PART I-FINANCIAL INFORMATION.

Item 1.  Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                    September 27, December 27,
                                                                                                        2001          2001
                                                                                                    ------------- ------------
                                                                                                      (Audited)   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................................   $ 50,611      $ 21,839
   Receivables (net of allowances for doubtful accounts
    of $146 at September 27, 2001 and $105 at December 27, 2001)...................................     30,424        29,099
   Inventories (Note 2)............................................................................     81,687        74,149
   Prepaid expenses................................................................................      3,521         4,213
   Property held for sale..........................................................................      1,644         1,584
   Deferred income taxes (Note 6)..................................................................      2,591         2,497
                                                                                                      --------      --------
      Total current assets.........................................................................    170,478       133,381
                                                                                                      --------      --------
Property and equipment, net........................................................................    470,678       459,556
                                                                                                      --------      --------
Other assets:
   Goodwill (Note 3)...............................................................................    277,665       277,658
   Deferred financing cost (net of accumulated amortization
    of $6,584 at September 27, 2001 and $7,125 at December 27, 2001)...............................     10,299        10,650
   Environmental receivables (Note 4)..............................................................     10,428        10,602
   Other noncurrent assets.........................................................................     10,444        10,226
                                                                                                      --------      --------
      Total other assets...........................................................................    308,836       309,136
                                                                                                      --------      --------
Total assets.......................................................................................   $949,992      $902,073
                                                                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 5)...................................................   $ 40,000      $ 31,501
   Current maturities of capital lease obligations.................................................      1,363         1,363
   Accounts payable................................................................................     94,169        87,995
   Accrued interest................................................................................     11,163         5,809
   Accrued compensation and related taxes..........................................................     12,514        10,034
   Other accrued taxes.............................................................................     14,515         6,995
   Accrued insurance...............................................................................      6,161         6,386
   Other accrued liabilities (Note 6)..............................................................     20,423        13,936
                                                                                                      --------      --------
      Total current liabilities....................................................................    200,308       164,019
                                                                                                      --------      --------
Long-term debt (Note 5)............................................................................    504,175       493,998
                                                                                                      --------      --------
Other liabilities:
   Environmental reserves (Note 4).................................................................     12,207        12,348
   Deferred income taxes...........................................................................     33,488        33,872
   Deferred revenue................................................................................     57,560        55,311
   Capital lease obligations.......................................................................     14,020        13,781
   Other noncurrent liabilities....................................................................     17,093        16,622
                                                                                                      --------      --------
      Total other liabilities......................................................................    134,368       131,934
                                                                                                      --------      --------
Commitments and contingencies (Notes 4 and 5)
Shareholders' equity (Notes 6 and 9):
   Common stock, $.01 par value, 50,000,000 shares authorized;
    18,114,737 issued and outstanding at September 27, 2001 and
    18,107,597 at December 27, 2001................................................................        182           182
   Additional paid-in capital......................................................................    128,043       128,043
   Shareholder loans...............................................................................       (837)         (827)
   Accumulated other comprehensive deficit (net of deferred taxes
    of $2,781 at September 27, 2001 and $2,470 at December 27, 2001)...............................     (4,283)       (3,787)
   Accumulated deficit.............................................................................    (11,964)      (11,489)
                                                                                                      --------      --------
      Total shareholders' equity...................................................................    111,141       112,122
                                                                                                      --------      --------
Total liabilities and shareholders' equity.........................................................   $949,992      $902,073
                                                                                                      ========      ========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                      Three Months Ended
                                                   ------------------------
                                                   December 28, December 27,
                                                       2000         2001
                                                   ------------ ------------
                                                    (13 weeks)   (13 weeks)
Revenues:
   Merchandise sales..............................   $228,470     $237,238
   Gasoline sales.................................    400,207      334,313
   Commissions....................................      5,566        5,822
                                                     --------     --------
       Total revenues.............................    634,243      577,373
                                                     --------     --------
Cost of sales:
   Merchandise (Note 2)...........................    150,908      159,925
   Gasoline (Note 2)..............................    364,390      301,969
                                                     --------     --------
       Total cost of sales........................    515,298      461,894
                                                     --------     --------
Gross profit......................................    118,945      115,479
                                                     --------     --------
Operating expenses:
   Operating, general and administrative expenses.     87,170       88,976
   Depreciation and amortization (Note 3).........     15,378       13,392
                                                     --------     --------
       Total operating expenses...................    102,548      102,368
                                                     --------     --------
Income from operations............................     16,397       13,111
                                                     --------     --------
Other income (expense):
   Interest expense (Notes 6 and 8)...............    (14,027)     (12,343)
   Miscellaneous..................................      1,004           25
                                                     --------     --------
       Total other expense........................    (13,023)     (12,318)
                                                     --------     --------
Income before income taxes........................      3,374          793
Income tax expense................................     (1,467)        (318)
                                                     --------     --------
Net income........................................   $  1,907     $    475
                                                     ========     ========
Earnings per share (Note 9):
   Basic..........................................   $   0.11     $   0.03
   Diluted........................................   $   0.10     $   0.03



                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                Three Months Ended
                                                                             ------------------------
                                                                             December 28, December 27,
                                                                                 2000         2001
                                                                             ------------ ------------
                                                                              (13 weeks)   (13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................  $    1,907   $      475
Adjustments to reconcile net income to net cash used in operating activities:...............................................................
   Depreciation and amortization............................................      15,378       13,392
   Provision for deferred income taxes......................................       1,113          317
   Loss on sale of property and equipment...................................         275           92
   Reserves for environmental expenses......................................        (138)         141
   Provision for closed stores..............................................         210           40
   Fair market value change in non-qualifying derivatives...................         (29)        (235)
Changes in operating assets and liabilities, net of effects of acquisitions:
   Receivables..............................................................       1,619        1,151
   Inventories..............................................................       8,281        7,538
   Prepaid expenses.........................................................      (2,307)        (757)
   Other noncurrent assets..................................................         590           40
   Accounts payable.........................................................     (11,862)      (6,174)
   Other current liabilities and accrued expenses...........................     (16,548)     (20,509)
   Other noncurrent liabilities.............................................        (490)      (2,184)
                                                                              ----------   ----------
Net cash used in operating activities.......................................      (2,001)      (6,673)
                                                                              ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property held for sale......................................        (235)        (230)
   Additions to property and equipment......................................      (6,839)      (2,802)
   Proceeds from sale of property held for sale.............................       2,804           --
   Proceeds from sale of property and equipment.............................         424          729
   Acquisitions of related businesses, net of cash acquired.................     (33,205)          --
                                                                              ----------   ----------
Net cash used in investing activities.......................................     (37,051)      (2,303)
                                                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal repayments under capital leases................................        (237)        (239)
   Principal repayments of long-term debt...................................      (4,171)     (18,676)
   Proceeds from issuance of long-term debt.................................      26,000           --
   Repayments of shareholder loans..........................................          --           10
   Net proceeds from equity issues..........................................         (22)          --
   Other financing costs....................................................          --         (891)
                                                                              ----------   ----------
Net cash provided by (used in) financing activities.........................      21,570      (19,796)
                                                                              ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................     (17,482)     (28,772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................      53,354       50,611
                                                                              ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................  $   35,872   $   21,839
                                                                              ==========   ==========
Cash paid (received) during the period:
   Interest.................................................................  $   19,093   $   17,932
                                                                              ==========   ==========
   Taxes....................................................................  $      744   $      (66)
                                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                               THE PANTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

   The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 27, 2001 and for the three months ended December 27, 2001 and December 28, 2000 are unaudited. References herein to "The Pantry" or "the Company" include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

   We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

   Our results of operations for the three months ended December 27, 2001 and December 28, 2000 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are materially impacted by the results of operations of businesses acquired since September 28, 2000. These acquisitions have been accounted for under the purchase method. Furthermore, the convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

   We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2002 fiscal year ends on September 26, 2002 and is a 52-week year. Fiscal 2001 was also a 52-week year.

The Pantry

   As of December 27, 2001, we operated 1,318 convenience stores located in Florida (503), North Carolina (339), South Carolina (255), Georgia (57), Mississippi (56), Kentucky (40), Virginia (31), Indiana (15), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana and Indiana stores, we also sell lottery products. On January 9, 2002, South Carolina introduced a state-wide lottery; as of that date, we began selling lottery products in South Carolina. Self-service gasoline is sold at 1,280 locations, 1,001 of which sell gasoline under major oil company brand names including Amoco(R), BP(R), Chevron(R), Citgo(R), Mobil(R), Exxon(R), Shell(R), and Texaco(R).

                               THE PANTRY, INC.

NOTE 2--INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

                                          September 27, December 27,
                                              2001          2001
                                          ------------- ------------
            Inventories at FIFO cost:
            Merchandise..................   $ 73,861      $ 72,567
            Gasoline.....................     21,765        16,202
                                            --------      --------
                                              95,626        88,769
            Less adjustment to LIFO cost:
            Merchandise..................    (13,939)      (14,620)
                                            --------      --------
            Inventories at LIFO cost.....   $ 81,687      $ 74,149
                                            ========      ========

NOTE 3--GOODWILL AND OTHER INTANGIBLE ASSETS--ADOPTION OF SFAS No. 142

   Effective September 28, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). As a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. We will complete our initial assessment of impairment using the requirements of SFAS No. 142 by the end of the second quarter of fiscal 2002. We do not believe a material impairment will be recognized upon completion of this initial assessment.

   The following pro forma information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data).

                                                       Three Months Ended
                                                    -------------------------
                                                    December 28, December 27,
                                                        2000         2001
                                                    ------------ ------------
   Net income......................................    $1,907       $ 475
   Goodwill amortization, net of tax effect of $771     1,451          --
                                                      -------       -----
   Pro forma net income............................    $3,358       $ 475
                                                      =======       =====
   Earnings per share--basic:
      Net income...................................    $ 0.11       $0.03
      Goodwill amortization, net...................      0.08          --
                                                      -------       -----
      Net income per share--basic..................    $ 0.19       $0.03
                                                      =======       =====
   Earnings per share--diluted:
      Net income...................................    $ 0.10       $0.03
      Goodwill amortization, net...................      0.08          --
                                                      -------       -----
      Net income per share--diluted................    $ 0.18       $0.03
                                                      =======       =====

                               THE PANTRY, INC.

NOTE 4--ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

   As of December 27, 2001, we were contingently liable for outstanding letters of credit in the amount of $14.4 million primarily related to several self-insured programs, regulatory requirements, and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

   We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, we believe the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Environmental Liabilities and Contingencies

   We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks.

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

   These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. The Florida rules for 1998 upgrades are more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed such rules. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

                               THE PANTRY, INC.

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

   The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.7 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $10.6 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

                               THE PANTRY, INC.

NOTE 5--LONG-TERM DEBT

   At September 27, 2001 and December 27, 2001, long-term debt consisted of the following (amounts in thousands):

                                                                                  September 27, December 27,
                                                                                      2001          2001
                                                                                  ------------- ------------
Senior subordinated notes payable; due October 15, 2007; interest payable semi-
  annually at 10.25%.............................................................   $200,000      $200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due
  in quarterly installments through January 31, 2004.............................     45,906        41,406
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due
  in quarterly installments through January 31, 2006.............................    178,079       177,605
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal
  due in quarterly installments through July 31, 2006............................     73,875        73,688
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due
  in quarterly installments through January 31, 2004.............................     45,500        32,000
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due
  in annual installments through February 26, 2003...............................        593           593
Other notes payable; various interest rates and maturity dates...................        222           207
                                                                                    --------      --------
Total long-term debt.............................................................    544,175       525,499
Less--current maturities.........................................................    (40,000)      (31,501)
                                                                                    --------      --------
Long-term debt, net of current maturities........................................   $504,175      $493,998
                                                                                    ========      ========

   At December 27, 2001, our senior credit facility consists of a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit and $390 million in term loans. The LIBOR associated with our senior credit facility resets monthly and as of December 27, 2001, was 2.08%.

   As of December 27, 2001, there were outstanding letters of credit of $14.4 million issued under the revolving credit facility.

   On November 7, 2001, we entered into an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our consolidated pro forma leverage ratio is greater than 4.5:1. The floating interest rate spread will be reduced 25 basis points when the debt ratio is less than 4.5:1.

   The remaining annual maturities of notes payable are as follows (amounts in thousands):

                         Year Ended September:
                         ---------------------
                                 2002.........   21,324
                                 2003.........   43,255
                                 2004.........   52,912
                                 2005.........   88,654
                                 2006.........  119,354
                              Thereafter......  200,000
                                               --------
                                               $525,499
                                               ========

   As of December 27, 2001, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

                               THE PANTRY, INC.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

   The Company enters into interest rate swap and collar agreements to modify the interest characteristics of its outstanding long-term debt and has designated each qualifying instrument as a cash flow hedge. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. A reduction in interest expense of $235 thousand was recorded in the first quarter of fiscal 2002 for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

   The fair values of the Company's interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 27, 2001, other accrued liabilities and other non-current liabilities include derivative liabilities of $3.7 million and $6.5 million, respectively.

   The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

Cumulative effect of adoption of SFAS No. 133, net of taxes of $289............ $  (461)
Amortization reclassified into other comprehensive deficit, net of taxes of $94     150
Unrealized losses on qualifying cash flow hedges, net of taxes of $2,275.......  (3,476)
                                                                                -------
Accumulated other comprehensive deficit........................................ $(3,787)
                                                                                =======

   The components of comprehensive income, net of related taxes, are as follows (amounts in thousands):

                                                      Three Months Ended
                                                   -------------------------
                                                   December 28, December 27,
                                                       2000         2001
                                                   ------------ ------------
   Net income.....................................    $1,907        $475
   Amortization of cumulative effect..............        29          52
   Unrealized gains on qualifying cash flow hedges        --         443
                                                      ------        ----
   Comprehensive income...........................    $1,936        $970
                                                      ======        ====

                               THE PANTRY, INC.

NOTE 7--RESTRUCTURING RESERVE

   During fiscal 2001, we completed a plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina.

   As a result of these actions, the Company recorded pre-tax restructuring and other non-recurring charges of $4.8 million during fiscal 2001. At the beginning of fiscal 2002, the restructuring reserve included amounts related to employee termination benefits lease obligations and legal and other professional consultant fees. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Fiscal 2002 activity related to the remaining restructuring reserve was as follows (amounts in thousands):

                                                   Restructuring reserve
                                       ---------------------------------------------
                                       September 27,  Cash    Non-cash  December 27,
                                           2001      Outlays Write-offs     2001
                                       ------------- ------- ---------- ------------
   Employee termination benefits......    $  793      $ 90      $ --       $  703
   Lease buyout costs.................       603       143        --          460
   Legal and other professional costs.       149        95        --           54
                                          ------      ----      ----      -------
   Total restructuring reserve........    $1,545      $328      $ --       $1,217
                                          ======      ====      ====      =======

NOTE 8--INTEREST EXPENSE

   The components of interest expense are as follows (amounts in thousands):

                                                              Three Months Ended
                                                           ------------------------
                                                           December 28, December 27,
                                                               2000         2001
                                                           ------------ ------------
   Interest on long-term debt.............................   $13,471      $10,255
   Interest on capital lease obligations..................       431          484
   Interest rate swap settlements.........................       (44)       1,859
   Fair market value change in non-qualifying derivatives.       161         (235)
   Miscellaneous..........................................         8          (20)
                                                             -------      -------
                                                             $14,027      $12,343
                                                             =======      =======

NOTE 9--EARNINGS PER SHARE

   We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the ''treasury stock'' method.

                               THE PANTRY, INC.

   The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                                         Three Months Ended
                                                                      -------------------------
                                                                      December 28, December 27,
                                                                          2000         2001
                                                                      ------------ ------------
Net income...........................................................   $ 1,907      $   475
                                                                        =======      =======
Earnings per share--basic:
   Weighted-average shares outstanding...............................    18,111       18,109
                                                                        =======      =======
   Net income per share--basic.......................................   $  0.11      $  0.03
                                                                        =======      =======
Earnings per share--diluted:
   Weighted-average shares outstanding...............................    18,111       18,109
   Dilutive impact of options and warrants outstanding...............       800           10
                                                                        -------      -------
   Weighted-average shares and potential dilutive shares outstanding.    18,911       18,119
                                                                        =======      =======
   Net income per share--diluted.....................................   $  0.10      $  0.03
                                                                        =======      =======

   Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.4 million and 369 thousand for the three months ended December 27, 2001 and December 28, 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Introduction

   The Pantry is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the United States. As of December 27, 2001, we operate 1,318 stores in 10 southeastern states under approximately two dozen banners including The Pantry(R), Handy Way, Lil' Champ Food Store(R), Quick Stop(R), Zip Mart(R), Kangaroo(R), Fast Lane(R), Depot and Big K. We currently operate in selected markets in Florida (503), North Carolina (339), South Carolina (255), Georgia
(57), Mississippi (56), Kentucky (40), Virginia (31), Indiana (15), Tennessee
(14) and Louisiana (8). Our network of retail locations offers a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.

   Total revenues for the first quarter of fiscal 2002 were $577.4 million compared to $634.2 million in the first quarter of fiscal 2001, a decrease of 9.0%. The revenue decline is primarily attributable to a 21.1% decrease in our average gasoline retail price per gallon. Merchandise revenue and gasoline gallon volume actually increased 3.8% and 6.0%, respectively.

   Comparable store merchandise sales improved 1.4% and comparable store gasoline gallon volume improved 0.8%. We believe the comparable store volume improvements are primarily attributable to our efforts to remain competitively priced on key products and increased promotional activity to drive customer traffic. These improvements were realized despite a challenging economic environment and a significant drop in resort and coastal area traffic associated with changes in consumer behavior after the September 11, 2001 terrorists' attacks.

   Our first quarter fiscal 2002 EBITDA was $26.5 million and net income was $475 thousand, or 3 cents per diluted share, compared to 10 cents per diluted share in the first quarter of fiscal 2001. Our earnings shortfall to the first quarter of fiscal 2001 is largely due to lower merchandise and gasoline margins. In the quarter, our margins and gross profit continued to be influenced by several factors, including a general economic recession, wholesale gasoline cost volatility and competitive pressures in selected markets. Throughout the current economic downturn and volatility in crude markets, we have focused our attention on those aspects of our business we can influence in an effort to position us for improved results as the business climate in the Southeast improves.

   We continue to focus our attention on several key operating principles:

   . the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;

   . our research and investment in updating existing merchandise programs and introducing new ones;
   . our continuous effort to sensibly apply technology in all areas of our business; and


   . sensible store growth in existing and contiguous markets.

   We believe our growing retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve comparable store sales and control store operating expenses as the economy improves. Regarding our fiscal year 2001 restructuring plan, the savings we are realizing from those cost reduction initiatives are in line with our expectations.

   In the current recessionary environment, we have continued to promote key merchandise categories, placing downward pressure on merchandise margins compared to the first quarter of fiscal 2001. We continue to maintain a fresh approach to convenience retailing and over the next several months, we plan to implement further refinements to our in-store merchandising and product selection. Over time, we believe these refinements coupled with our efforts to remain competitively priced on key product categories will positively impact comparable store merchandise sales and gross profit.

   On the technology front, now that we have the core of our retail automation systems in place, we plan to roll out a checkout scanning system across our retail network in the later part of this fiscal year. We believe the benefits of scanning include enhanced store merchandising and more effective in-store promotions to improved inventory controls. We will continue to evaluate and invest in strategic technology-based initiatives designed to improve operating efficiencies, strengthen internal controls and promote our long-term financial objectives.

   Given current market conditions, we have substantially reduced the pace of our acquisitions and expect to acquire only a few stores in fiscal 2002. However, this does not represent a change in our long-term strategic direction. When the environment is once again favorable, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets.

   During the first quarter of fiscal 2002, we closed seven stores and opened one. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

   Over the next twelve months, we plan to focus primarily on the operations side of our business with a renewed effort to enhance in-store merchandising. In this twelve month period, we anticipate reducing our average outstanding borrowings through scheduled principal payments and we plan to continue to seek ways to improve top-line growth and enhance long-term profitability.

Results of Operations

  Three Months Ended December 27, 2001 Compared to the Three Months Ended December 28, 2000

   Total Revenue. Total revenue for the first quarter of fiscal 2002 was $577.4 million compared to $634.2 million for the first quarter of fiscal 2001, a decrease of $56.9 million or 9.0%. The decrease in total revenue is primarily attributable to a 31 cents per gallon or 21.1% decrease in our average gasoline retail price per gallon. This decrease was partially offset by comparable store increases in merchandise revenue and gasoline gallons of 1.4% and 0.8%, respectively, as well as the revenue from stores acquired or opened since December 28, 2000 of $16.5 million.

   Merchandise Revenue. Merchandise revenue for the first quarter of fiscal 2002 was $237.2 million compared to $228.5 million during the first quarter of fiscal 2001, an increase of $8.8 million or 3.8%. The increase is primarily attributable to the merchandise revenue from stores acquired or opened since December 28, 2000 of $3.7 million as well as a 1.4% increase in comparable store merchandise revenue compared to the three months ended December 28, 2000. The increase in comparable store merchandise revenue is primarily attributable to increased promotional activity and more aggressive pricing as well as an increase in our seasonal merchandise offerings.

   Gasoline Revenue and Gallons. Gasoline revenue for the first quarter of fiscal 2002 was $334.3 million compared to $400.2 million during the first quarter of fiscal 2001, a decrease of $65.9 million or 16.5%. The decrease in gasoline revenue is primarily attributable to the 31 cents per gallon, or 21.1% decrease in the average gasoline retail price per gallon. This decrease was partially offset by the gasoline revenue from stores acquired or opened since December 28, 2000 of $12.7 million and an 0.8% increase in comparable store gasoline gallon sales.

   In the first quarter of fiscal 2002, gasoline gallons sold were 287.9 million compared to 271.7 million during the first quarter of fiscal 2001, an increase of 16.2 million gallons or 6.0%. The increase is primarily attributable to the gasoline gallons sold by stores acquired or opened since December 28, 2000 of 11.1 million gallons and the comparable store gasoline gallon sales increase of 0.8% during the period.

   Commission Revenue. Commission revenue for the first quarter of fiscal 2002 was $5.8 million compared to $5.6 million during the first quarter of fiscal 2001, an increase of $256 thousand or 4.6%. The increase is primarily attributable to improvements in car wash, ATM and vending revenue.

   Total Gross Profit. Total gross profit for the first quarter of fiscal 2002 was $115.5 million compared to $118.9 million during the first quarter of fiscal 2001, a decrease of $3.5 million or 2.9%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by the profits from stores acquired or opened since December 28, 2000 of $2.5 million and the comparable store merchandise revenue and gasoline volume increases.

   Merchandise Gross Profit and Margin. Merchandise gross profit was $77.3 million for the first quarter of fiscal 2002 compared to $77.6 million for the first quarter of fiscal 2001, a decrease of $249 thousand or 0.3%. This decrease is primarily attributable to a 130 basis points decline in our merchandise margin to 32.6% for the first quarter of fiscal 2002 compared to 33.9% reported for the first quarter of fiscal 2001. The margin decrease is primarily due to heightened promotional activity and more aggressive retail pricing. Our first quarter merchandise margin of 32.6% was in line with the 32.5% margin we reported in the fourth quarter of fiscal 2001. The impact of the margin decline was partially offset by the profits from stores acquired or opened since December 28, 2000 of $1.3 million and the comparable store revenue increase.

   Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $32.3 million for the first quarter of fiscal 2002 compared to $35.8 million for the first quarter of fiscal 2001, a decrease of $3.5 million or 9.7%. This decrease is primarily attributable to a two cents per gallon decline in gasoline margin, partially offset by the profits from stores acquired or opened since December 28, 2000 of $1.2 million and the comparable store gallon increase. Gasoline gross profit per gallon was 11.2 cents in the first quarter of fiscal 2002 compared to 13.2 cents for the first quarter of fiscal 2001.

   Operating, General and Administrative Expenses. Operating, general and administrative expenses for the first quarter of fiscal 2002 totaled $89.0 million compared to $87.2 million for the first quarter of fiscal 2001, an increase of $1.8 million or 2.1%. The increase in operating, general and administrative expenses is primarily attributable to the operating and lease expenses associated with stores acquired or opened since December 28, 2000 of $1.8 million and increased insurance premiums. Despite these increases, we realized significant cost savings associated with our fiscal 2001 restructuring plan and other cost savings initiatives.

   Income from Operations. Income from operations totaled $13.1 million for the first quarter of fiscal 2002 compared to $16.4 million for the first quarter of fiscal 2001, a decrease of $3.3 million or 20.0%. The decrease is primarily attributable to the variances discussed above, partially offset by a $2.0 million decrease in depreciation and amortization primarily as a result of the adoption of SFAS No. 142. Pro forma 2001 first quarter income from operations, adjusted to exclude goodwill amortization, would have been $18.6 million.

   EBITDA. EBITDA represents income from operations before depreciation and amortization and non-recurring charges. EBITDA for the first quarter of fiscal 2002 totaled $26.5 million compared to EBITDA of $31.8 million during the first quarter of fiscal 2001, a decrease of $5.3 million or 16.6%. The decrease is attributable to the items discussed above.

   EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and thus we believe investors find this information useful. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

   Interest Expense. Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the first quarter of fiscal 2002 totaled $12.3 million compared to $14.0 million for the first quarter of fiscal 2001, a decrease of $1.7 million or 12.0%. The decrease in interest expense is primarily attributable to a general decline in interest rates.

   Income Tax Expense. We recorded income tax expense totaling $318 thousand for the first quarter of fiscal 2002 compared to income tax expense of $1.5 million for the first quarter of fiscal 2001. The decrease in income tax expense was primarily attributable to the decrease in income before income taxes and a lower effective tax rate. Due to the adoption of SFAS No. 142 and the elimination of nondeductible goodwill amortization expense, our effective tax rate was 40.0% for the first quarter of fiscal 2002 compared to 43.5% for the first quarter of fiscal 2001.

   Net Income. Net income for the first quarter of fiscal 2002 was $475 thousand compared to net income of $1.9 million for the first quarter of fiscal 2001. The net income decrease is attributable to the items discussed above.

Liquidity and Capital Resources

   Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization, and fund capital expenditures. Cash used by operating activities increased from $2.0 million for the first quarter of fiscal 2001 to $6.7 million for first quarter of fiscal 2002. We had $21.8 million of cash and cash equivalents on hand at December 27, 2001.

   Capital Expenditures. Capital expenditures (excluding all acquisitions) were approximately $3.0 million for the first quarter of fiscal 2002. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

   We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payment is based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We did not complete any sale-leasebacks under our sale-leaseback program during the first quarter of fiscal 2002. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

   For the three months ended December 27, 2001, we received approximately $2.0 million from asset dispositions and reimbursements for capital improvements. Net capital expenditures for the first quarter of fiscal 2002 were $1.0 million. We anticipate that net capital expenditures for fiscal 2002 will be in the range of $25.0 to $27.5 million.

   Long-Term Debt. Our long-term debt consisted primarily of $200.0 million of senior subordinated notes and $324.7 million outstanding under our senior credit facility.

   We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

   As of December 27, 2001, our senior credit facility consisted of a $45.0 million revolving credit facility for working capital financing, general corporate purposes and issuing commercial and standby letters of credit and $324.7 million in outstanding borrowings under term loans. As of February 4, 2002, we had $22.9 million available for borrowing or additional letters of credit under the credit facility.

   During the first quarter of fiscal 2002, we executed an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our consolidated pro forma leverage ratio is greater than 4.5:1. The floating interest rate spread will be reduced 25 basis points when the debt ratio is less than 4.5:1. The changes to financial covenants, among other things, relaxed our coverage and debt ratios but imposed tighter limits on capital expenditures and expenditures to acquire related businesses. Our net capital expenditures are limited to $27.5 million in fiscal 2002, $30.0 million in fiscal 2003, $32.5 million in fiscal 2004 and $35.0 million annually thereafter. In addition, the amendment limits acquisition expenditures to $3.0 million in fiscal 2002 and $15.0 million in fiscal 2003.

   Cash Flows from Financing Activities. For the first quarter of fiscal 2002, we used cash on hand to make principal repayments of $18.7 million and pay fees and expenses of $891 thousand related to our senior credit facility amendment.

   Cash Requirements. We believe that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital needs and permitted borrowings under our credit facilities will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months.

   Shareholders' Equity. As of December 27, 2001, our shareholders' equity totaled $112.1 million. The $981 thousand increase from September 27, 2001 is attributable to the net income for the period and the accumulated other comprehensive income related to our derivative instruments.

Environmental Considerations

   We are required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with this requirement, as of February 4, 2002, we maintain surety bonds in the aggregate amount of approximately $2.0 million in favor of state environmental agencies in the states of North Carolina, South Carolina, Georgia, Virginia, Tennessee, Indiana, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida and Georgia, we also meet such financial responsibility requirements through private commercial liability insurance. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

   Environmental reserves of $12.3 million as of December 27, 2001 represent estimates for future expenditures for remediation, tank removal and litigation associated with 583 known contaminated sites as a result of releases and are based on current regulations, historical results and other factors. Although we can make no assurances, we anticipate that we will be reimbursed for a portion of these expenditures from state trust funds and private insurance.

   As of December 27, 2001, amounts that are probable of reimbursement (based on our experience) from those sources total $10.6 million and are recorded as long-term environmental receivables. These receivables are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state and we expect that substantially all of the costs will be paid by the state trust fund. We do have locations where the applicable trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. To the extent such third parties do not pay for remediation as we anticipate, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we had net goodwill of $277.7 million and incurred $9.7 million in goodwill amortization in the statement of operations for the year then ended.

   As permitted we early adopted SFAS No. 142 effective September 28, 2001, which has resulted in the discontinuance of goodwill amortization during the first quarter of fiscal 2002. We will complete our initial assessment of the impairment using the requirements of SFAS No. 142 by the end of the second quarter of fiscal 2002. We do not believe a material impairment will be recognized upon completion of this initial assessment.

Recently Issued Accounting Standards

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our first quarter of fiscal 2003. We have not yet determined the impact, if any, on our results of operations and financial condition.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. ("SFAS No. 144") This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

   The following table presents the future principal cash flows and weighted-average interest rates based on rates in effect at December 27, 2001, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of February 4, 2002.

                            Expected Maturity Date
                            as of December 27, 2001
                            (Dollars in thousands)

                               Fiscal   Fiscal   Fiscal   Fiscal    Fiscal                         Fair
                                2002     2003     2004     2005      2006    Thereafter  Total     Value
                               -------  -------  -------  -------  --------  ---------- --------  --------
Long-term debt................ $21,324  $43,255  $52,912  $88,654  $119,354   $200,000  $525,499  $513,421
Weighted-average interest rate    9.09%    8.82%    8.14%    8.42%     9.34%     10.25%     8.86%

   In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 27, 2001, the interest rate on 72.5% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 70.6% at December 28, 2000.

   The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

                         Interest Rate Swap Contracts
                            (Dollars in thousands)


                                             December 28, December 27,
                                                 2000         2001
                                             ------------ ------------
          Notional principal amount.........   $170,000     $180,000
          Weighted average pay rate.........       6.41%        6.12%
          Weighted average receive rate.....       6.67%        2.00%
          Weighted average years to maturity       1.86         1.62

   Effective February 1, 2001, the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of December 27, 2001, the fair value of our swap and collar agreements represented a liability of $10.1 million.

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

                          PART II-OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits

      99.1 Risk Factors

   (b) Reports on Form 8-K

      None

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE PANTRY, INC.

                                          By:   /s/ WILLIAM T. FLYG
                                                _____________________________
                                                      William T. Flyg
                                             Senior Vice President Finance and
                                                         Secretary
                                                  (Authorized Officer and
                                                Principal Financial Officer)

                                          Date: February 11, 2002

                                 EXHIBIT INDEX

                        Exhibit
                          No.   Description of Document
                          ---   -----------------------
                         99.1        Risk Factors.