Form 10-Q
period 2002-03-28
PANTRY INC
filed 2002-05-13
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2002

Commission File Number 33-72574

THE PANTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 Douglas Drive
Sanford, North Carolina
27330-1410
(Address of principal executive offices)

Registrant’s telephone number, including area code: (919) 774-6700

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	18,107,597 SHARES
(Class)	(Outstanding at May 6, 2002)

THE PANTRY, INC.

FORM 10-Q

MARCH 28, 2002

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 28, 2002	September 27, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,060	$50,611
Receivables, net	32,461	30,424
Inventories (Note 2)	81,283	81,687
Prepaid expenses	4,677	3,521
Property held for sale	425	1,644
Deferred income taxes (Note 6)	1,811	2,591

Total current assets	155,717	170,478

Property and equipment, net	448,864	470,678

Other assets:
Goodwill (Note 3)	277,924	277,665
Deferred financing cost, net	10,099	10,299
Environmental receivables (Note 4)	11,012	10,428
Other noncurrent assets	10,274	10,444

Total other assets	309,309	308,836

Total assets	$913,890	$949,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$36,502	$40,000
Current maturities of capital lease obligations	1,363	1,363
Accounts payable	101,274	94,169
Accrued interest	10,919	11,163
Accrued compensation and related taxes	12,402	12,514
Other accrued taxes	11,889	14,515
Accrued insurance	7,717	6,161
Other accrued liabilities (Notes 6 and 7)	10,030	20,423

Total current liabilities	192,096	200,308

Long-term debt (Note 5)	483,821	504,175

Other liabilities:
Environmental reserves (Note 4)	12,667	12,207
Deferred income taxes	31,610	33,488
Deferred revenue	54,706	57,560
Capital lease obligations	13,481	14,020
Other noncurrent liabilities	16,497	17,093

Total other liabilities	128,961	134,368

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,114,737 issued and outstanding at September 27, 2001 and 18,107,597 at March 28, 2002	182	182
Additional paid-in capital	128,043	128,043
Shareholder loans	(827)	(837)
Accumulated other comprehensive deficit, net	(2,759)	(4,283)
Accumulated deficit	(15,627)	(11,964)

Total shareholders’ equity	109,012	111,141

Total liabilities and shareholders’ equity	$913,890	$949,992

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Revenues:
Merchandise sales	$232,477	$229,740	$469,715	$458,210
Gasoline sales	322,015	400,375	656,328	800,582
Commissions	6,353	5,588	12,175	11,154

Total revenues	560,845	635,703	1,138,218	1,269,946

Cost of sales:
Merchandise	156,122	150,883	316,047	301,791
Gasoline	296,623	368,560	598,592	732,950

Total cost of sales	452,745	519,443	914,639	1,034,741

Gross profit	108,100	116,260	223,579	235,205

Operating expenses:
Operating, general and administrative expenses	89,962	91,278	178,938	178,448
Restructuring and other charges (Note 7)	—	3,470	—	3,470
Depreciation and amortization	13,512	15,557	26,904	30,935

Total operating expenses	103,474	110,305	205,842	212,853

Income from operations	4,626	5,955	17,737	22,352

Other income (expense):
Interest expense (Note 8)	(11,823)	(14,642)	(24,166)	(28,669)
Miscellaneous	302	36	327	1,040

Total other expense	(11,521)	(14,606)	(23,839)	(27,629)

Loss before income taxes	(6,895)	(8,651)	(6,102)	(5,277)
Income tax benefit	2,757	3,762	2,439	2,295

Net loss	$(4,138)	$(4,889)	$(3,663)	$(2,982)

Loss per share (Note 9):
Basic	$(0.23)	$(0.27)	$(0.20)	$(0.16)
Diluted	$(0.23)	$(0.27)	$(0.20)	$(0.16)

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 28, 2002	March 29, 2001
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,663)	$(2,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,904	30,935
Provision for deferred income taxes	(1,945)	(1,727)
(Gain) loss on sale of property and equipment	(163)	19
Reserves for environmental expenses	460	(300)
Impairment of long-lived assets	40	—
Fair market value change in non-qualifying derivatives	(1,157)	672
Provision for closed stores	965	600
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(2,621)	(820)
Inventories	451	3,185
Prepaid expenses	(1,221)	(2,055)
Other noncurrent assets	(72)	445
Accounts payable	7,105	(12,058)
Other current liabilities and accrued expenses	(8,075)	(6,353)
Other noncurrent liabilities	(2,940)	3,365

Net cash provided by operating activities	14,068	12,926

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(992)	(317)
Additions to property and equipment	(8,035)	(16,619)
Proceeds from sale of property held for sale	2,066	3,504
Proceeds from sale of property and equipment	3,153	1,205
Acquisitions of related businesses, net of cash acquired	(514)	(55,938)

Net cash used in investing activities	(4,322)	(68,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(539)	(479)
Principal repayments of long-term debt	(23,852)	(8,641)
Proceeds from issuance of long-term debt	—	40,000
Repayments of shareholder loans	10	50
Proceeds from exercise of stock options	—	25
Other financing costs	(916)	(41)

Net cash provided by (used in) financing activities	(25,297)	30,914

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,551)	(24,325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,611	53,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,060	$29,029

Cash paid (refunded) during the period:
Interest	$25,567	$28,783

Taxes	$(561)	$1,164

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND RECENT DEVELOPMENTS

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 28, 2002 and for the three and six months ended March 28, 2002 and March 29, 2001 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Our results of operations for the three and six months ended March 28, 2002 and March 29, 2001 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are impacted by the results of operations of businesses acquired since September 28, 2000. These acquisitions have been accounted for under the purchase method. Furthermore, the convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2002 fiscal year ends on September 26, 2002 and is a 52-week year. Fiscal 2001 was also a 52-week year.

The Pantry

As of March 28, 2002, we operated 1,305 convenience stores located in Florida (501), North Carolina (335), South Carolina (252), Georgia (56), Mississippi (55), Kentucky (39), Virginia (30), Indiana (15), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana and Indiana stores, we also sell lottery products. On January 9, 2002, South Carolina introduced a state-wide lottery; as of that date, we began selling lottery products in South Carolina. Self-service gasoline is sold at 1,268 locations, 975 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, and Texaco®.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	March 28, 2002	September 27, 2001
Inventories at FIFO cost:
Merchandise	$77,620	$73,861
Gasoline	18,969	21,765

	96,589	95,626
Less adjustment to LIFO cost:
Merchandise	(15,306)	(13,939)

Inventories at LIFO cost	$81,283	$81,687

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Effective September 28, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. As permitted, we early adopted SFAS No. 142 effective September 28, 2001, which has resulted in the discontinuance of goodwill amortization. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level.

We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value significantly in excess of our market capitalization as of September 28, 2001, therefore, we have determined that no impairment exists at the effective date of the implementation of the new standard. We believe our market capitalization is not representative of the fair value of the Company because our common stock is not actively traded. Fair value was measured using a valuation by an independent third party as of September 28, 2001 which was based on market multiples, comparable transactions and discounted cash flow methodologies.

On an ongoing basis, we will perform an annual goodwill impairment test. At least quarterly, we will analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
Net loss	$(4,138)	$(4,889)	$(3,663)	$(2,982)
Goodwill amortization, net	—	1,534	—	2,867

Pro forma net loss	$(4,138)	$(3,355)	$(3,663)	$(115)

Proforma loss per share—basic:
Net loss	$(0.23)	$(0.27)	$(0.20)	$(0.16)
Goodwill amortization, net	—	0.08	—	0.16

Proforma net loss per share—basic	$(0.23)	$(0.19)	$(0.20)	$(0.01)

Proforma loss per share—diluted:
Net loss	$(0.23)	$(0.27)	$(0.20)	$(0.16)
Goodwill amortization, net	—	0.08	—	0.16

Proforma net loss per share—diluted	$(0.23)	$(0.19)	$(0.20)	$(0.01)

NOTE 4—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of March 28, 2002, we were contingently liable for outstanding letters of credit in the amount of $18.9 million primarily related to several self-insured programs, regulatory requirements and vendor contract terms. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of May 6, 2002, we maintain surety bonds in the aggregate amount of approximately $138 thousand in favor of state environmental agencies in the states of Georgia, Tennessee, Kentucky and Louisiana and letters of credit in the aggregate amount of $967 thousand in favor of state environmental agencies in North Carolina, South Carolina, Virginia and Indiana. We also rely on reimbursements from applicable state trust funds. Legislative and administrative rulemaking amendments in Indiana that became effective in November 2001 enable us to reduce our Indiana financial responsibility coverage from $1.0 million to $60 thousand. In Florida, we meet our financial responsibility requirements by

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999, and meet such requirements thereafter through private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

Regulations enacted by the EPA in 1988 established requirements for:

•	installing underground storage tank systems;

•	upgrading underground storage tank systems;

•	taking corrective action in response to releases;

•	closing underground storage tank systems;

•	keeping appropriate records; and

•	maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases.

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

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursement in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credit against our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.7 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $11.0 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 28, 2002	September 27, 2001
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	36,906	45,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	177,132	178,079
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through July 31, 2006	73,500	73,875
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	32,000	45,500
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	593	593
Other notes payable; various interest rates and maturity dates	192	222

Total long-term debt	520,323	544,175

Less—current maturities	(36,502)	(40,000)

Long-term debt, net of current maturities	$483,821	$504,175

At March 28, 2002, our senior credit facility consists of a $45.0 million revolving credit facility available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit and $319.5 million in outstanding term loans. As of March 28, 2002, there were no outstanding balances issued under the revolving credit facility. However, we had outstanding letters of credit of $18.9 million issued under the revolving credit facility. The LIBOR associated with our senior credit facility resets periodically and as of March 28, 2002, was 1.89%.

On November 7, 2001, we entered into an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated pro forma leverage ratio is greater than 4.5:1. The floating interest rate spread will be reduced 25 basis points when the consolidated pro forma leverage ratio is less than 4.5:1.

The remaining annual maturities of our long-term debt is as follows (amounts in thousands):

Year Ended September:
2002	16,148
2003	43,255
2004	52,912
2005	88,654
2006	119,354
Thereafter	200,000

$520,323

As of March 28, 2002, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

We enter into interest rate swap and collar agreements to modify the interest rate characteristics of its outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. A reduction in interest expense of $922 thousand was recorded in the second quarter of fiscal 2002 for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 28, 2002, other accrued liabilities and other non-current liabilities include derivative liabilities of $1.1 million and $6.5 million, respectively.

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

Cumulative effect of adoption of SFAS No. 133, net of taxes of $289	$(461)
Amortization reclassified into other comprehensive deficit, net of taxes of $128	201
Unrealized losses on qualifying cash flow hedges, net of taxes of $1,623	(2,499)

Accumulated other comprehensive deficit	$(2,759)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive loss, net of related taxes, are as follow (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
Net loss	$(4,138)	$(4,889)	$(3,663)	$(2,982)
Amortization of cumulative effect	(51)	23	(103)	(6)
Unrealized gains (losses) on qualifying cash flow hedges	978	(2,314)	1,421	(2,314)

Comprehensive loss	$(3,211)	$(7,180)	$(2,345)	$(5,302)

NOTE 7—RESTRUCTURING RESERVE

During fiscal 2001, we completed a plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida, and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina.

As a result of these actions, the Company recorded pre-tax restructuring and other charges of $4.8 million during fiscal 2001. At the beginning of fiscal 2002, the restructuring reserve included amounts related to employee termination benefits, lease obligations and legal and other professional consultant fees. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 of which are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Fiscal 2002 activity related to the remaining restructuring reserve was as follows (amounts in thousands):

	Restructuring reserve
	September 27, 2001	Cash Outlays	Non-cash Write-offs	March 28, 2002
Employee termination benefits	$793	$183	$—	$610
Lease buyout costs	603	251	—	352
Legal and other professional costs	149	109	—	40

Total restructuring reserve	$1,545	$543	$—	$1,002

NOTE 8—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
Interest on long-term debt	$9,916	$13,518	$20,171	$26,988
Interest rate swap settlements	2,331	13	4,189	(30)
Interest on capital lease obligations	484	432	968	863
Fair market value change in non-qualifying derivatives	(922)	672	(1,157)	833
Miscellaneous	14	7	(5)	15

Total interest expense	$11,823	$14,642	$24,166	$28,669

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—EARNINGS PER SHARE

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
Net loss	$(4,138)	$(4,889)	$(3,663)	$(2,982)

Loss per share—basic:
Weighted average shares outstanding	18,108	18,112	18,108	18,112

Net loss per share—basic	$(0.23)	$(0.27)	$(0.20)	$(0.16)

Loss per share—diluted:
Weighted average shares outstanding	18,108	18,112	18,108	18,112
Dilutive impact of options and warrants outstanding	—	—	—	—

Weighted average shares and potential dilutive shares outstanding	18,108	18,112	18,108	18,112

Net loss per share—diluted	$(0.23)	$(0.27)	$(0.20)	$(0.16)

Options and warrants to purchase 3.5 million shares of common stock were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three and six month periods ending March 28, 2002 and March 29, 2001, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Introduction

The Pantry is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the United States. As of March 28, 2002, we operated 1,305 stores in 10 southeastern states under approximately two dozen banners including The Pantry®, Handy Way®, Lil’ Champ Food Store®, Quick Stop, Zip Mart®, Kangaroo®, Fast Lane®, Depot and Big K. We currently operate in selected markets in Florida (501), North Carolina (335), South Carolina (252), Georgia (56), Mississippi (55), Kentucky (39), Virginia (30), Indiana (15), Tennessee (14) and Louisiana (8). Our network of retail locations offers a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.

Total revenues for the second quarter of fiscal 2002 were $560.8 million compared to $635.7 million in the second quarter of fiscal 2001, a decrease of 11.8%. The revenue decline is primarily attributable to a 19.6% decrease in our average gasoline retail price per gallon. Merchandise revenue, commission revenue and gasoline gallon volume actually increased 1.2%, 13.7% and 0.6%, respectively, compared to the second quarter of fiscal 2001.

Comparable store merchandise sales improved 1.9% and comparable store gasoline gallon volume improved 0.2%, respectively, compared to the second quarter of fiscal 2001. We believe the comparable store volume improvements are primarily attributable to our efforts to reposition our merchandise and gasoline offerings, remain competitively priced on key products, including gasoline, and enhance promotional activity to drive customer traffic. These improvements were realized despite continued volatility in crude markets and wholesale gasoline costs and generally weak economic conditions.

Our second quarter fiscal 2002 EBITDA was $18.1 million and our net loss was $4.1 million, or 23 cents per diluted share, compared to EBITDA of $25.0 million, a loss of $4.9 million, and a loss of 27 cents per diluted share in the second quarter of fiscal 2001. In the second quarter, our margins and gross profit continued to be influenced by several factors, including wholesale gasoline cost volatility, a general economic recession and competitive pressures in selected markets. Throughout the current economic downturn and volatility in crude markets, we have focused our attention on those aspects of our business we can influence in an effort to position our company for improved results as the business climate in the Southeast improves.

We continue to focus our attention on the following key operating principles:

•	the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;

•	our research and investment in enhancing existing merchandise programs and introducing new ones;

•	our continuous effort to sensibly apply technology in all areas of our business; and

•	sensible store growth in existing and contiguous markets.

We believe our retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve comparable store sales and control store operating expenses as the economy improves. Regarding our fiscal year 2001 restructuring plan, the benefits we are realizing from those cost reduction initiatives are in line with and may possibly exceed our initial expectations of annualized savings of approximately $5.0 million.

In the current environment, we continue to review our merchandise programs and are repositioning certain aspects to drive customer traffic. In the second quarter, we continued to promote key merchandise categories, placing downward pressure on merchandise margins compared to the second quarter of fiscal 2001. Over time, we believe these refinements coupled with our efforts to remain competitively priced on key product categories will positively impact comparable store merchandise sales and gross profit.

On the technology front, now that we have the core of our retail automation systems in place, we plan to roll out a checkout scanning system across much of our retail network in the later part of this fiscal year. We believe the benefits of scanning include a range of potential improvements from enhanced store merchandising and more effective in-store promotions to improved inventory controls. We will continue to evaluate and invest in strategic technology-based initiatives designed to improve operating efficiencies, strengthen internal controls and promote our long-term financial objectives.

Given current market conditions, we have substantially reduced the pace of our acquisitions and expect to acquire only a few stores in fiscal 2002. However, this does not represent a change in our long-term strategic direction. When the environment is once again favorable, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets.

During the second quarter of fiscal 2002, we closed 14 stores and acquired one. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Over the next twelve months, we plan to focus primarily on the operations side of our business with a renewed effort to enhance in-store merchandising. In this twelve-month period, we anticipate reducing our average outstanding borrowings through scheduled principal payments and we plan to continue to seek ways to improve top-line growth and enhance long-term profitability.

Results of Operations

Three Months Ended March 28, 2002 Compared to the Three Months Ended March 29, 2001

The table below provides a summary of our statements of operations and details our pro forma adjustments related to restructuring and other charges, fair market value changes in non-qualifying derivatives and the adoption of SFAS No. 142 (amounts in millions, except per share, margin and store data):

	Three Months Ended March 28, 2002 [a]			Three Months Ended March 29, 2001 [a]
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Total revenues	$560.8	$—	$560.8	$635.7	$—	$635.7
Cost of sales	452.7	—	452.7	519.4	—	519.4

Gross profit	108.1		108.1	116.3	—	116.3
Operating, general and administrative expenses	90.0	—	90.0	91.3	—	91.3

EBITDA	18.1	—	18.1	25.0	—	25.0
Restructuring and other non-recurring charges [b]	—	—	—	3.4	(3.4)	—
Depreciation and amortization [c]	13.5	—	13.5	15.6	(2.6)	13.0

Income from operations	4.6	—	4.6	6.0	6.0	12.0
Interest and miscellaneous expenses [d]	11.5	0.9	12.4	14.6	(0.7)	14.0

Loss before taxes	(6.9)	(0.9)	(7.8)	(8.7)	6.7	(2.0)
Tax benefit [e]	2.8	0.4	3.1	3.8	(3.0)	0.8

Net loss	$(4.1)	$(0.6)	$(4.7)	$(4.9)	$3.7	$(1.2)
Loss per diluted share	$(0.23)	$(0.03)	$(0.26)	$(0.27)	$0.21	$(0.06)
Selected Financial Data:
Merchandise margin	32.8%			34.3%
Gasoline gallons	281.0			279.5
Gasoline margin per gallon	$0.0904			$0.1138
Gasoline retail per gallon	$1.15			$1.43
Comparable store data:
Merchandise sales %	1.9%			(1.6)%
Gasoline gallons %	0.2%			(4.7)%
Number of stores:
End of Period	1,305			1,332
Weighted-average store count	1,312			1,334

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal year 2001 restructuring plan.
[c]	Fiscal 2001 has been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2001, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 and fiscal 2002 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for the second quarter of fiscal 2002 was $560.8 million compared to $635.7 million for the second quarter of fiscal 2001, a decrease of $74.9 million or 11.8%. The decrease in total revenue is primarily attributable to a 28 cents per gallon or 19.6% decrease in our average gasoline retail price per gallon. This decrease was partially offset by comparable store increases in merchandise revenue and gasoline gallons of 1.9% and 0.2%, respectively, as well as a $765 thousand increase in commission revenue.

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2002 was $232.5 million compared to $229.7 million during the second quarter of fiscal 2001, an increase of $2.7 million or 1.2%. The increase is primarily attributable to a 1.9% increase in comparable store merchandise revenue compared to the second quarter of fiscal 2001. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the second quarter of fiscal 2002 was $322.0 million compared to $400.4 million during the second quarter of fiscal 2001, a decrease of $78.4 million or 19.6%. The decrease in gasoline revenue is primarily attributable to the 28 cents per gallon, or 19.6% decrease in the average gasoline retail price per gallon. This decrease was partially offset by a 0.2% increase in comparable store gasoline gallon sales.

In the second quarter of fiscal 2002, gasoline gallons sold were 281.0 million compared to 279.5 million during the second quarter of fiscal 2001, an increase of 1.5 million gallons or 0.6%. The increase is primarily attributable to the comparable store gasoline gallon sales increase of 0.2% during the period and the full quarter contribution of stores acquired in the second quarter of fiscal 2001.

Commission Revenue.    Commission revenue for the second quarter of fiscal 2002 was $6.4 million compared to $5.6 million during the second quarter of fiscal 2001, an increase of $765 thousand or 13.7%. The increase is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Total gross profit for the second quarter of fiscal 2002 was $108.1 million compared to $116.3 million during the second quarter of fiscal 2001, a decrease of $8.2 million or 7.0%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by the increases in commission revenue, merchandise revenue and gasoline volume.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $76.4 million for the second quarter of fiscal 2002 compared to $78.9 million for the second quarter of fiscal 2001, a decrease of $2.5 million or 3.2%. This decrease is primarily attributable to a 150 basis points decline in our merchandise margin to 32.8% for the second quarter of fiscal 2002 compared to 34.3% reported for the second quarter of fiscal 2001. The margin decrease is primarily due to heightened promotional activity and more aggressive retail pricing in key categories including cigarettes. Our second quarter merchandise margin of 32.8% was in line with the 32.6% margin we reported in the first quarter of fiscal 2002. The impact of the margin decline on merchandise gross profit was partially offset by the comparable store merchandise revenue increase.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $25.4 million for the second quarter of fiscal 2002 compared to $31.8 million for the second quarter of fiscal 2001, a decrease of $6.4 million or 20.2%. This decrease is primarily attributable to a 2.4 cents per gallon decline in gasoline margin, partially offset by the comparable store gallon increase. Gasoline gross profit per gallon was 9.0 cents in the second quarter of fiscal 2002 compared to 11.4 cents for the second quarter of fiscal 2001.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2002 totaled $90.0 million compared to $91.3 million for the second quarter of fiscal 2001, a decrease of $1.3 million or 1.4%. The decrease in operating, general and administrative expenses is primarily attributable to the cost savings associated with our fiscal 2001 restructuring plan and other cost savings initiatives.

Restructuring and Other Charges.    As a result of our fiscal year 2001 restructuring plan, we recorded pre-tax restructuring and other charges of $3.5 million during the second quarter of fiscal 2001 and a total charge of $4.8 million during the full fiscal year of 2001. These charges consisted of employee termination benefits, lease obligations, professional fees and other costs.

Income from Operations.    Income from operations totaled $4.6 million for the second quarter of fiscal 2002 compared to $6.0 million for the second quarter of fiscal 2001, a decrease of $1.3 million or 22.3%. The decrease is primarily attributable to the variances discussed above, partially offset by a $2.0 million decrease in depreciation and amortization primarily as a result of the adoption of SFAS No. 142. Pro forma income from operations for the second quarter of fiscal 2001, which is adjusted to exclude goodwill amortization and restructuring and other non-recurring charges, would have been $12.0 million compared to $4.6 million for the second quarter of fiscal 2002.

EBITDA.    EBITDA represents income from operations before depreciation and amortization and non-recurring charges. EBITDA for the second quarter of fiscal 2002 totaled $18.1 million compared to EBITDA of $25.0 million during the second quarter of fiscal 2001, a decrease of $6.8 million or 27.4%. The decrease is attributable to the gross profit decline offset partially by the improvements in operating expenses discussed above.

EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and we believe investors find this information useful. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

Interest Expense.    Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the second quarter of fiscal 2002 totaled $11.8 million compared to $14.6 million for the second quarter of fiscal 2001, a decrease of $2.8 million or 19.3%. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average borrowings and the change in fair market value of our non-qualifying interest rate derivatives. These declines were partially offset by an increase in our interest rate swap settlement payments of $2.3 million.

Income Tax Benefit.    We recorded income tax benefit totaling $2.8 million for the second quarter of fiscal 2002 compared to income tax benefit of $3.8 million for the second quarter of fiscal 2001. The decrease in income tax benefit was primarily attributable to the $1.8 million decrease in our pretax loss and a lower effective tax rate. Due to the adoption of SFAS No. 142 and the elimination of nondeductible goodwill amortization expense, our effective tax rate was 40.0% for the second quarter of fiscal 2002 compared to 43.5% for the second quarter of fiscal 2001.

Net Loss.    The net loss for the second quarter of fiscal 2002 was $4.1 million compared to a net loss of $4.9 million for the second quarter of fiscal 2001. The net loss decrease is attributable to the items discussed above. Pro forma net loss, which excludes the impact of our fiscal 2001 restructuring plan, the fair market value change in non-qualifying derivatives and the adoption of SFAS No. 142 for the second quarter of fiscal 2002 was $4.7 million compared to a pro forma net loss of $1.2 million for the second quarter of fiscal 2001.

Six Months Ended March 28, 2002 Compared to the Six Months Ended March 29, 2001

The table below provides a summary of our statements of operations and details our pro forma adjustments related to restructuring and other charges, fair market value changes in non-qualifying derivatives and the adoption of SFAS No. 142 (amounts in millions, except per share, margin and store data):

	Six Months Ended March 28, 2002 [a]			Six Months Ended March 29, 2001 [a]
	As reported	Pro forma adjustments	Pro forma	As reported	Pro forma adjustments	Pro forma
Total revenues	$1,138.2	$—	$1,138.2	$1,269.9	$—	$1,269.9
Cost of sales	914.6	—	914.6	1,034.7	—	1,034.7

Gross profit	223.6	—	223.6	235.2	—	235.2
Operating, general and administrative expenses	178.9	—	178.9	178.4	—	178.4

EBITDA	44.6	—	44.6	56.8	—	56.8
Restructuring and other non-recurring charges [b]	—	—	—	3.4	(3.4)	—
Depreciation and amortization [c]	26.9	—	26.9	30.9	(4.8)	26.2

Income from operations	17.7		17.7	22.4	8.2	30.6
Interest and miscellaneous expense [d]	23.8	1.2	25.0	27.6	(0.8)	26.8

Income (loss) before taxes	(6.1)	(1.2)	(7.3)	(5.3)	9.1	3.8
Tax benefit (expense) [e]	2.4	0.5	2.9	2.3	(3.8)	(1.5)

Net income (loss)	$(3.7)	$(0.7)	$(4.4)	$(3.0)	$5.3	$2.3
Earnings (loss) per diluted share	$(0.20)	$(0.04)	$(0.24)	$(0.16)	$0.29	$0.13
Selected Financial Data:
Merchandise margin	32.7%			34.1%
Gasoline gallons	568.9			551.2
Gasoline margin per gallon	$0.1015			$0.1227
Gasoline retail per gallon	$1.15			$1.45
Comparable store data:
Merchandise sales %	1.8%			0.1%
Gasoline gallons %	0.4%			(5.3)%
Number of stores:
End of period	1,305			1,332
Weighted-average store count	1,316			1,324

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal year 2001 restructuring plan.
[c]	Fiscal 2001 has been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2001, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 and fiscal 2002 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for the six months ended March 28, 2002 was $1.1 billion compared to $1.3 billion for the six months ended March 29, 2001, a decrease of $131.7 million or 10.4%. The decrease in total revenue is primarily attributable to a 30 cent per gallon, or 20.7%, decrease in average gasoline retail prices. This decline was partially offset by comparable store increases in merchandise revenue and gasoline gallons of 1.8% and 0.4%, respectively, as well as a $1.0 million increase in commission revenue.

Merchandise Revenue.    Merchandise revenue for the six months ended March 28, 2002 was $469.7 million compared to $458.2 million during the six months ended March 29, 2001, an increase of $11.5 million or 2.5%.

The increase in merchandise revenue is primarily attributable to comparable store merchandise sales growth and the contribution of stores acquired or opened since September 28, 2000, partially offset by lost volume from closed stores. Comparable store merchandise revenue for the six months ended March 28, 2002 increased 1.8% over the six months ended March 29, 2001.

Gasoline Revenue and Gallons.    Gasoline revenue for the six months ended March 28, 2002 was $656.3 million compared to $800.6 million during the six months ended March 29, 2001, a decrease of $144.3 million or 18.0%. The decrease in gasoline revenue is primarily attributable to a 30 cent per gallon, or 20.7%, decrease in average gasoline gallon retail prices compared to the six months ended March 29, 2001.

For the six months ended March 28, 2002, gasoline gallons sold were 568.9 million compared to 551.2 million during the six months ended March 29, 2001, an increase of 17.7 million gallons or 3.2%. The increase is primarily attributable to a comparable store gasoline gallon sales increase of 0.4% during the period and the contribution of stores acquired or opened since September 28, 2000 partially offset by lost volume from closed stores.

Commission Revenue.    Commission revenue for the six months ended March 28, 2002 was $12.2 million compared to $11.2 million during the six months ended March 29, 2001, an increase of $1.0 million or 9.2%. The increase is primarily attributable to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Total gross profit for the six months ended March 28, 2002 was $223.6 million compared to $235.2 million during the six months ended March 29, 2001, a decrease of $11.6 million or 4.9%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by the increase in commission revenue, merchandise revenue and gasoline volume.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $153.7 million for the six months ended March 28, 2002 compared to $156.4 million for the six months ended March 29, 2001, a decrease of $2.8 million or 1.8%. This decrease is primarily attributable to a 140 basis points decline in merchandise margin partially offset by the 1.8% increase in comparable store merchandise revenue.

Merchandise margin of 32.7% for the six months ended March 28, 2002 was 140 basis points below the merchandise margin of 34.1% reported for the six months ended March 29, 2001. The margin decrease is primarily due to more competitive pricing and increased promotional activity in key categories.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $57.7 million for the six months ended March 28, 2002 compared to $67.6 million for the six months ended March 29, 2001, a decrease of $9.9 million or 14.6%. This decrease is primarily attributable to a 2.1 cent decline in gasoline margin per gallon, partially offset by the contribution from stores acquired or opened since September 28, 2000 and the comparable store gasoline gallon increase of 0.4%. Gasoline gross profit per gallon was $0.1015 for the six months ended March 28, 2002 compared to $0.1227 for the six months ended March 29, 2001.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the six months ended March 28, 2002 totaled $178.9 million compared to $178.4 million for the six months ended March 29, 2001, an increase of $490 thousand or 0.3%. The increase in operating, general and administrative expenses is primarily attributable to increases in lease and insurance expenses of $3.1 million partially offset by savings associated with our restructuring initiatives.

Restructuring and Other Charges.    As a result of our fiscal year 2001 restructuring plan, we recorded pre-tax restructuring and other charges of $3.5 million during the six months ended March 29, 2001 and $4.8 million during the full fiscal year 2001. These charges consisted of employee termination benefits, lease obligations, professional fees and other costs.

Income from Operations.    Income from operations totaled $17.7 million for the six months ended March 28, 2002 compared to $22.4 million for the six months ended March 29, 2001, a decrease of $4.6 million or 20.6%. The decrease is primarily attributable to the variances discussed above, partially offset by a $4.0 million decrease in depreciation and amortization primarily as a result of the adoption of SFAS No. 142. Pro forma income from operations for the six months ended March 29, 2001, which is adjusted to exclude goodwill amortization and restructuring and other non-recurring charges, would have been $30.6 million compared to $17.7 million for the second quarter of fiscal 2002 .

EBITDA.    EBITDA represents income from operations before depreciation and amortization and restructuring and other non-recurring charges. EBITDA for the six months ended March 28, 2002 totaled $44.6 million compared to EBITDA of $56.8 million for the six months ended March 29, 2001, a decrease of $12.1 million or 21.3%. The decrease is attributable to the items discussed above.

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

Interest Expense.    Interest expense is primarily interest on our senior subordinated notes and borrowings under our senior credit facility as well as the mark-to-market adjustments associated with our non-qualifying derivative instruments. Interest expense for the six months ended March 28, 2002 totaled $24.2 million compared to $28.7 million for the six months ended March 29, 2001, a decrease of $4.5 million or 15.7%. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average outstanding borrowings and the change in fair market value of our non-qualifying interest rate derivatives, partially offset by interest rate swap settlements of $4.2 million.

Income Tax Benefit.    We recorded an income tax benefit totaling $2.4 million for the six months ended March 28, 2002 compared to an income tax benefit of $2.3 million for the six months ended March 29, 2001. The change in income tax benefit was primarily attributable to the decrease in income before income taxes. Our effective tax rate was 40.0% for the six months ended March 28, 2002 compared to 43.5% for the six months ended March 29, 2001.

Net Loss.    The net loss for the six months ended March 28, 2002 was $3.7 million compared to a net loss of $3.0 million for the six months ended March 29, 2001. The increase is attributable to the items discussed above. Pro forma net loss for the six months ended March 28, 2002, which excludes the impact of our fiscal 2001 restructuring plan, the fair market value change in non-qualifying derivatives and the adoption of SFAS No. 142, was $4.4 million compared to pro forma net income of $2.3 million for the six months ended March 29, 2001.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization and fund capital expenditures. Cash provided by operating activities increased from $12.9 million for the six months ended March 29, 2001 to $14.1 million for the six months ended March 28, 2002. We had $35.1 million of cash and cash equivalents on hand at March 28, 2002.

Capital Expenditures.    Capital expenditures (excluding all acquisitions) were approximately $9.0 million for the six months ended March 28, 2002. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $2.1 million for the six months ended March 28, 2002. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

For the six months ended March 28, 2002, we received approximately $5.3 million from asset dispositions, sale-leaseback proceeds and other reimbursements for capital improvements. Net capital expenditures, excluding acquisitions, for the six months ended March 28, 2002 were $3.7 million. We anticipate that net capital expenditures for fiscal 2002 will be in the range of $25.0 to $27.5 million.

Long-Term Debt.    Our long-term debt consisted of $200.0 million of senior subordinated notes, $319.5 million outstanding under our senior credit facility and $785 thousand in other notes payable with various interest rates and maturity dates.

We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

As of March 28, 2002, our senior credit facility consisted of a $45.0 million revolving credit facility for working capital financing, general corporate purposes and issuing commercial and standby letters of credit and $319.5 million in outstanding borrowings under term loans. As of May 8, 2002, we had $23.3 million available for borrowing or additional letters of credit under the credit facility.

During the first quarter of fiscal 2002, we executed an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our consolidated pro forma leverage ratio is greater than 4.5:1. The floating interest rate spread will be reduced 25 basis points when the consolidated pro forma leverage ratio is less than 4.5:1. The changes to financial covenants, among other things, relaxed our coverage and consolidated pro forma leverage ratios but imposed tighter limits on capital expenditures and expenditures to acquire related businesses. Our net capital expenditures are limited to $27.5 million in fiscal 2002, $30.0 million in fiscal 2003, $32.5 million in fiscal 2004 and $35.0 million annually thereafter. In addition, the amendment limits acquisition expenditures to $3.0 million in fiscal 2002 and $15.0 million in fiscal 2003.

Cash Flows from Financing Activities.    For the six months ended March 28, 2002, we used cash on hand to make principal repayments of $23.9 million and pay fees and expenses of $916 thousand related to our senior credit facility amendment.

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

Shareholders’ Equity.    As of March 28, 2002, our shareholders’ equity totaled $109.0 million. The $2.1 million decrease from September 27, 2001 is attributable to the net loss for the period partially offset by a decrease in our accumulated other comprehensive deficit related to our derivative instruments.

Contractual Obligations.    The following table shows our long-term debt amortization schedule, our future capital lease commitments (including principal and interest) and our future operating lease commitments as of March 28, 2002:

Contractual Obligations
(Dollars in thousands)

	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$16,148	$43,255	$52,912	$88,654	$119,354	$200,000	$520,323
Capital lease obligations	1,672	3,278	3,093	2,745	2,514	20,796	34,098
Operating leases	25,181	49,310	47,765	45,501	42,953	370,809	581,519

Contractual obligations for fiscal 2002 include only payments to be made for the remaining 26 weeks of fiscal 2002.

Other Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of March 28, 2002:

Other Commitments
(Dollars in thousands)

	2002	2003	2004	2005	2006	Thereafter	Total
Standby letters of credit	$1,500	$17,416	$—	$—	$—	$—	$18,916

Other commitments for fiscal 2002 include only standby letters of credit which expire during the remaining 26 weeks of fiscal 2002. At maturity, we expect to renew a significant number of our standby letters of credit.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those polices may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Environmental Liabilities and Related Receivables.    We account for the cost incurred to comply with federal and state environmental regulations as follows:

•
Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site.

•
Deductibles and remediation costs not covered by state trust fund programs and third party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using a ten-percent discount rate.

•
Reimbursement under state trust fund programs or third party insurers are recognized as receivables and a provision for uncollectible reimbursements is recorded based on historical and expected collection rates. Our historical collection experience exceeds 95%. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

Changes in laws and government regulation, the financial condition of the state trust funds and third party insurers and actual remediation expenses compared to historical experience could significantly impact our statement of operations and financial position.

Vendor Allowances and Rebates.    We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement.

Long-Lived Assets and Closed Stores.    Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows due to each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we commit to a plan to close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Changes in real estate markets could significantly impact the net realizable value from the sale of assets and rental or sublease income.

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation and employee medical programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Significant changes in actual expenditures compared to historical experience rates as a result of increased medical costs or incidence rates could significantly impact our statement of operations and financial position.

Goodwill Impairment.    We have adopted the provisions of SFAS No. 142 which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The valuation required at adoption of SFAS No. 142 indicated an aggregate fair value significantly in excess of our carrying or book value as of September 28, 2001 therefore; we have determined that no impairment existed as of September 28, 2001. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuation, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses.

Changes in the long-term economics of the gasoline and convenience store markets, fluctuations in capital markets and competition could impact our fair value measurements which could significantly impact our statement of operations and financial position.

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”) which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on our results of operations and financial condition.

In June 2001, the FASB issued SFAS No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we had net goodwill of $277.7 million and incurred $9.7 million in goodwill amortization in the statement of operations for the year then ended.

As permitted, we early adopted SFAS No. 142 effective September 28, 2001, which has resulted in the discontinuance of goodwill amortization. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level. We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying value and have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of September 28, 2001 which was based on market multiples, comparable transactions and discounted cash flow methodologies.

This valuation indicated an aggregate fair value significantly in excess of our market capitalization as of September 28, 2001. We believe the market capitalization is not representative of the fair value of the Company because our common stock is not actively traded. On an ongoing basis, we will perform an annual goodwill impairment test.

At least quarterly, we will evaluate to determine if an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and if necessary we will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our fiscal 2003. We have not yet determined the impact, if any, on our results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”) This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at March 28, 2002, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of May 6, 2002.

Expected Maturity Date
as of March 28, 2002
(Dollars in thousands)

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Value
Long-term debt	$16,148	$43,255	$52,912	$88,654	$119,354	$200,000	$520,323	$494,245
Weighted average interest rate	9.06%	8.76%	8.05%	8.34%	9.29%	10.25%	8.79%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 28, 2002, the interest rate on 73.2% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 68.2% at March 29, 2001.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	March 28, 2002	March 29, 2001
Notional principal amount	$180,000	$180,000
Weighted average pay rate	6.12%	6.12%
Weighted average receive rate	1.90%	5.13%
Weighted average years to maturity	1.37	2.36

Effective February 1, 2001, the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of March 28, 2002, the fair value of our swap and collar agreements represented a liability of $7.6 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 26, 2002, we held our Annual Meeting of Stockholders during which our stockholders:

(1)	Elected seven nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	17,796,723	153,041
Todd W. Halloran	17,795,323	154,441
Jon D. Ralph	17,794,823	154,941
Charles P. Rullman	17,795,523	154,241
William M. Webster, III	17,872,446	77,318
Peter M. Starrett	17,872,646	77,118
Hubert E. Yarborough, III	17,872,846	76,918

(2)	Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 26, 2002. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche, LLP	17,934,339	225	15,200

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 5.    Other Information

On March 26, 2002, our board of directors elected Byron E. Allumbaugh to serve as a director. Mr. Allumbaugh fills the seat vacated by the retirement of Edfred L. Shannon.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1 Risk Factors

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ WILLIAM T. FLYG
William T. Flyg Senior Vice President Finance and Secretary (Authorized Officer and Principal Financial Officer)

Date: May 13, 2002

EXHIBIT INDEX

Exhibit No.	Description of Document

99.1	Risk Factors.