Form 10-K/A
period 2001-09-27
PANTRY INC
filed 2002-08-12
CIK 915862

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 27, 2001

                         Commission File Number 33-72574
                                   __________

                                THE PANTRY, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             56-1574463
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification Number)

                                  P.O. Box 1410
                               1801 Douglas Drive
                             Sanford, North Carolina
                                   27331-1410
                    (Address of principal executive offices)
                                   __________

       Registrant's telephone number, including area code: (919) 774-6700
                                   __________

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          common stock, $.01 par value
                                   __________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 12, 2001 was $22,807,490.


          As of December 12, 2001, there were issued and outstanding 18,107,597 shares of the registrant's common stock.

                      Documents Incorporated by Reference


Document                                                     Where Incorporated
--------                                                     ------------------
1. Proxy Statement for the Annual Meeting of Stockholders         Part III
   to be held March 26, 2002

                                THE PANTRY, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

     The Registrant hereby amends item 14 of its Annual Report on Form 10-K for the year ended September 27, 2001, filed with the Securities and Exchange Commission on December 26, 2001, to replace Exhibit 10.39. The remainder of the Registrant's Annual Report on Form 10-K for the year ended September 27, 2001 remains unchanged.

Part IV
Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................  3

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements, Financial Statement Schedules and
Exhibits--The following documents are filed as part of this Annual Report on Form 10-K.

               (i)   Consolidated Financial Statements--See index on page 29.
               (ii)  Financial Statement Schedule--See index on page 29.
               (iii) Exhibits:

Exhibit
Number                            Description of Document
------                            -----------------------
3.1(1)        Amended and Restated Certificate of Incorporation of The Pantry.
3.2(1)        Amended and Restated Bylaws of The Pantry.
4.1(2)        Indenture dated as of October 23, 1997 among The Pantry,
              Sandhills, Lil' Champ and United States Trust Company of New York,
              as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).
4.2(1)        Amended and Restated Registration Rights Agreement dated July 2,
              1998 among The Pantry, FS Equity Partners III, L.P. ("FSEP III"),
              FS Equity Partners IV, L.P. ("FSEP IV") FS Equity Partners
              International, L.P. ("FSEP International"), Peter J. Sodini, Chase
              Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball
              Partners.
4.3(3)        Amendment No. 1 to the Amended and Restated Registration Rights
              Agreement dated as of June 1, 1999 among The Pantry, FSEP III,
              FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB
              Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
4.4(1)        Amended and Restated Stockholders' Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase
              Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball
              Partners and Peter J. Sodini.
4.5(3)        Amendment No. 1 to the Amended and Restated Stockholder's
              Agreement dated as of June 1, 1999 among The Pantry, FSEP III,
              FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB
              Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
10.1(4)(5)    The Pantry, Inc. 1998 Stock Option Plan.
10.2(1)       Form of Incentive Stock Option Agreement.
10.3(2)       Stock Purchase Agreement dated October 23, 1997 among The Pantry,
              FSEP III, FSEP International, CB Capital Investors, L.P. and Peter
              J. Sodini.
10.4(2)       Contribution to Capital Agreement dated October 23, 1997 among The
              Pantry, FSEP III, FSEP International, Chase Manhattan Capital,
              L.P., and Baseball Partners.
10.5(2)       Stock Pledge Agreement dated October 23, 1997 between Peter J.
              Sodini and The Pantry.
10.6(2)       Secured Promissory Note dated October 23, 1997 between Peter J.
              Sodini and The Pantry.
10.7(6)       Amended and Restated Credit Agreement dated as of January 28, 1999 among The Pantry, the financial institutions listed therein
              (collectively, "Lenders"), First Union National Bank ("First
              Union"), as administrative agent, and Canadian Imperial Bank of
              Commerce ("CIBC"), as syndication agent for Lenders.
10.8(3)       First Amendment to Amended Credit Agreement dated as of April 30,
              1999 among the Pantry, the Lenders listed therein, First Union,
              CIBC and NationsBank, N.A.
10.9(7)       Second Amendment to Credit Agreement dated as of October 27, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).
10.10(7)      Third Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).
10.11         Fourth Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).
10.12(2)      Company Security Agreement dated as of October 23, 1997 between
              The Pantry and First Union, as administrative agent.
10.13(2)      Company Pledge Agreement dated as of October 23, 1997 between The
              Pantry and First Union, as administrative agent.
10.14(2)      Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.
10.15(2)      Form of Amended and Restated Deed of Trust, Security Agreement,
              Assignment of Rents and Leases and Fixture Filing (North Carolina)
              dated October 23, 1997 among The Pantry, David R. Cannon, as
              Trustee, and First Union as Agent.
10.16(2)(5)   Employment Agreement dated June 3, 1996 between Dennis R. Crook and The Pantry
10.17(2)(5)   Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
10.18(3)(5)   Amendment No. 1 to Employment Agreement between The Pantry and
              Peter J. Sodini.

Exhibit
Number        Description of Document
------        -----------------------
10.19(5)      Amendment No. 2 to Employment Agreement between The Pantry and
              Peter J. Sodini.
10.20(5)      Employment Agreement dated April 30, 2001 between Steven J.
              Ferriera and The Pantry.
10.21(5)      Employment Agreement dated April 30, 2001 between William T. Flyg and The Pantry.
10.22(5)      Employment Agreement dated August 10, 2001 between Joseph Krol and
              The Pantry.
10.23(5)      Employment Agreement dated July 27, 2001 between Dan McCormack and
              The Pantry.
10.24(5)      Employment Agreement dated July 28, 2001 between David Zaborsky and The Pantry.
10.25(5)      Employment Agreement dated July 27, 2001 between Douglas Sweeney and The Pantry.
10.26(2)      Form of Amended and Restated Mortgage, Security Agreement,
              Assignment of Rents and Leases And Fixture Filing (South Carolina)
              dated October 23, 1997 between The Pantry and First Union, as
              Agent.
10.27(2)      Form of Amended and Restated Deed of Trust, Security Agreement,
              Assignment of Rents and Leases and Fixture Filing (Tennessee)
              dated October 23, 1997 among The Pantry, David R. Cannon, as
              Trustee, and First Union, as Agent.
10.28(2)      Form of Amended and Restated Mortgage, Security Agreement,
              Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.
10.29(2)      Form of Amended and Restated Mortgage, Security Agreement,
              Assignment of Rents and Leases And Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as
              Agent.
10.30(2)      Form of Mortgage, Security Agreement, Assignment of Rents and
              Leases and Fixture Filing (Florida) dated October 23, 1997 between
              Lil' Champ and First Union, as Agent.
10.31(2)      Form of Deed to Secure Debt, Security Agreement, and Assignment of
              Rents (Georgia) dated October 23, 1997 between Lil' Champ and
              First Union, as Agent.
10.32(1)      Form of Subsidiary Guaranty.
10.33(1)      Form of Subsidiary Security Agreement.
10.34(1)      Form of Subsidiary Pledge Agreement.
10.35(1)      Form of Subsidiary Trademark Security Agreement.
10.36(6)      The Pantry Inc. 1998 Stock Subscription Plan.
10.37(1)      Form of Stock Subscription Agreement.
10.38(1)      Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP
              IV and CB Capital Investors, L.P.
10.39         Distribution Service Agreement dated as of October 10, 1999 among
              The Pantry, Lil' Champ and McLane Company, Inc., as amended
              (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the
              Securities and Exchange Commission).
10.40(1)      Form of Indemnification Agreement.
10.41(1)      Common Stock Purchase Warrant dated December 30, 1996.
10.42(1)      Common Stock Purchase Warrant dated December 30, 1996.
10.43(1)      Form of 1999 Stock Option Plan.
12.1          Statement re Computation of Earnings to Fixed Charges Ratio.
21.1          Subsidiaries of The Pantry.
23.1          Consent of Deloitte & Touche LLP.
99.1          Risk Factors.

___________________
(1)   Incorporated by reference from The Pantry's Registration Statement on
      Form S-1, as amended (Registration No. 333-74221)
(2) Incorporated by reference from The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811)
(3) Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4) Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)   Represents a management contract or compensation plan arrangement.
(6) Incorporated by reference from The Pantry's Current Report on Form 8-K dated February 8, 1999.
(7) Incorporated by reference from Amendment No. 1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.

      (b) Reports on Form 8-K.
          None

      (c) See (a)(iii) above.

      (d) See (a)(ii) above.

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    The Pantry, Inc.


                                    By:          /s/ Peter J. Sodini
                                        ---------------------------------------
                                                     Peter J. Sodini
                                         President and Chief Executive Officer

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

10.12(2) Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.13(2) Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.14(2) Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

Exhibit
Number                         Description of Document
------                         -----------------------

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

  10.2(5) Employment Agreement dated August 10, 2001 between Joseph Krol and The Pantry.

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

  10.35(1)     Form of Subsidiary Trademark Security Agreement.

  10.36(6)     The Pantry Inc. 1998 Stock Subscription Plan.

  10.37(1)     Form of Stock Subscription Agreement.

  10.38(1) Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

  10.39 Distribution Service Agreement dated as of October 10, 1999 among The Pantry, Lil' Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

  10.40(1)     Form of Indemnification Agreement.

  10.41(1)     Common Stock Purchase Warrant dated December 30, 1996.

Exhibit
Number                        Description of Document
------                        -----------------------

  10.42(1)   Common Stock Purchase Warrant dated December 30, 1996.

  10.43(1)   Form of 1999 Stock Option Plan.

  12.1       Statement re Computation of Earnings to Fixed Charges Ratio.

  21.1       Subsidiaries of The Pantry.

  23.1       Consent of Deloitte & Touche LLP.

  99.1       Risk Factors.

___________

(1) Incorporated by reference from The Pantry's Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(2) Incorporated by reference from The Pantry's Registration Statement on Form S-4 (Registration No. 333-42811).
(3) Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4) Incorporated by reference from The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)    Represents a management contract or compensation plan arrangement.
(6) Incorporated by reference from The Pantry's Current Report on Form 8-K dated February 8, 1999.
(7) Incorporated by reference from Amendment No. 1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.