Form 10-Q/A
period 2001-12-27
PANTRY INC
filed 2002-08-12
CIK 915862

UNITED STATES
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

THE PANTRY, INC.

FORM 10-Q/A
(Amendment No. 1)

DECEMBER 27, 2001

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended December 27, 2001, the Company determined that its cash and cash equivalents and accounts payable balances were overstated. As a result, the Company has restated its balance sheet as of December 27, 2001 to appropriately reflect these balances. The principal effects of the restatement are discussed in Note 10.

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 27, 2001	December 27, 2001 (As Restated, See Note 10)
ASSETS
Current assets:
Cash and cash equivalents	$50,611	$13,851
Receivables (net of allowances for doubtful accounts of $146 at September 27, 2001 and $105 at December 27, 2001)	30,424	29,099
Inventories (Note 2)	81,687	74,149
Prepaid expenses	3,521	4,213
Property held for sale	1,644	1,584
Deferred income taxes	2,591	2,497

Total current assets	170,478	125,393

Property and equipment, net	470,678	459,556

Other assets:
Goodwill (Note 3)	277,665	277,658
Deferred financing cost (net of accumulated amortization of $6,584 at September 27, 2001 and $7,125 at December 27, 2001)	10,299	10,650
Environmental receivables (Note 4)	10,428	10,602
Other noncurrent assets	10,444	10,226

Total other assets	308,836	309,136

Total assets	$949,992	$894,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$40,000	$31,501
Current maturities of capital lease obligations	1,363	1,363
Accounts payable	94,169	80,007
Accrued interest	11,163	5,809
Accrued compensation and related taxes	12,514	10,034
Other accrued taxes	14,515	6,995
Accrued insurance	6,161	6,386
Other accrued liabilities (Note 6)	20,423	13,936

Total current liabilities	200,308	156,031

Long-term debt (Note 5)	504,175	493,998

Other liabilities:
Environmental reserves (Note 4)	12,207	12,348
Deferred income taxes	33,488	33,872
Deferred revenue	57,560	55,311
Capital lease obligations	14,020	13,781
Other noncurrent liabilities	17,093	16,622

Total other liabilities	134,368	131,934

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,114,737 issued and outstanding at September 27, 2001 and 18,107,597 at December 27, 2001	182	182
Additional paid-in capital	128,043	128,043
Shareholder loans	(837)	(827)
Accumulated other comprehensive deficit (net of deferred taxes of $2,781 at September 27, 2001 and $2,470 at December 27, 2001)	(4,283)	(3,787)
Accumulated deficit	(11,964)	(11,489)

Total shareholders’ equity	111,141	112,122

Total liabilities and shareholders’ equity	$949,992	$894,085

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 28, 2000	December 27, 2001
	(13 weeks)	(13 weeks)
Revenues:
Merchandise sales	$228,470	$237,238
Gasoline sales	400,207	334,313
Commissions	5,566	5,822

Total revenues	634,243	577,373

Cost of sales:
Merchandise (Note 2)	150,908	159,925
Gasoline (Note 2)	364,390	301,969

Total cost of sales	515,298	461,894

Gross profit	118,945	115,479

Operating expenses:
Operating, general and administrative expenses	87,170	88,976
Depreciation and amortization (Note 3)	15,378	13,392

Total operating expenses	102,548	102,368

Income from operations	16,397	13,111

Other income (expense):
Interest expense (Notes 6 and 8)	(14,027)	(12,343)
Miscellaneous	1,004	25

Total other expense	(13,023)	(12,318)

Income before income taxes	3,374	793
Income tax expense	(1,467)	(318)

Net income	$1,907	$475

Earnings per share (Note 9):
Basic	$0.11	$0.03
Diluted	$0.10	$0.03

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 28, 2000	December 27, 2001 (As Restated, See Note 10)
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,907	$475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,378	13,392
Provision for deferred income taxes	1,113	317
Loss on sale of property and equipment	275	92
Provision for closed stores	210	40
Fair market value change in non-qualifying derivatives	(29)	(235)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	1,619	1,151
Inventories	8,281	7,538
Prepaid expenses	(2,307)	(757)
Other noncurrent assets	590	40
Accounts payable	(11,862)	(14,162)
Other current liabilities and accrued expenses	(16,548)	(20,509)
Reserves for environmental expenses	(138)	141
Other noncurrent liabilities	(490)	(2,184)

Net cash used in operating activities	(2,001)	(14,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(235)	(230)
Additions to property and equipment	(6,839)	(2,802)
Proceeds from sale of property held for sale	2,804	—
Proceeds from sale of property and equipment	424	729
Acquisitions of related businesses, net of cash acquired	(33,205)	—

Net cash used in investing activities	(37,051)	(2,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(237)	(239)
Principal repayments of long-term debt	(4,171)	(18,676)
Proceeds from issuance of long-term debt	26,000	—
Repayments of shareholder loans	—	10
Net proceeds from equity issues	(22)	—
Other financing costs	—	(891)

Net cash provided by (used in) financing activities	21,570	(19,796)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,482)	(36,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,354	50,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,872	$13,851

Cash paid (received) during the period:
Interest	$19,093	$17,932

Taxes	$744	$(66)

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at September 27, 2001 and December 27, 2001 and for the three months ended December 27, 2001 and December 28, 2000 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

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

The Pantry

As of December 27, 2001, we operated 1,318 convenience stores located in Florida (503), North Carolina (339), South Carolina (255), Georgia (57), Mississippi (56), Kentucky (40), Virginia (31), Indiana (15), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana and Indiana stores, we also sell lottery products. On January 9, 2002, South Carolina introduced a state-wide lottery; as of that date, we began selling lottery products in South Carolina. Self-service gasoline is sold at 1,280 locations, 1,001 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Exxon®, Shell®, and Texaco®.

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we had net goodwill of $277.7 million and incurred $9.7 million in goodwill amortization in the statement of operations for the year then ended.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”) This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	September 27, 2001	December 27, 2001
Inventories at FIFO cost:
Merchandise	$73,861	$72,567
Gasoline	21,765	16,202

	95,626	88,769
Less adjustment to LIFO cost:
Merchandise	(13,939)	(14,620)

Inventories at LIFO cost	$81,687	$74,149

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS—ADOPTION OF SFAS No. 142

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

Other intangible assets consist of noncompete agreements with a carrying value of $7.7 million and $7.9 million at December 27, 2001 and September 27, 2001, respectively (net of accumulated amortization of $1.3 million and $1.1 million, respectively). Amortization expenses was $178 thousand and $130 thousand for the three months ended December 27, 2001 and December 28, 2000, respectively. The weighted average amortization period of all noncompete agreements is 27.8 years. Estimated amortization expense for each of the five years following September 27, 2001 and thereafter is: $725 thousand in 2002; $626 thousand in 2003; $428 thousand in 2004; $351 thousand in 2005; $305 thousand in 2006; and $5.5 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying unaudited consolidated balance sheets.

The following pro forma information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data).

	Three Months Ended
	December 28, 2000	December 27, 2001
Net income	$1,907	$475
Goodwill amortization, net of tax effect of $771	1,451	—

Pro forma net income	$3,358	$475

Earnings per share—basic:
Net income	$0.11	$0.03
Goodwill amortization, net	0.08	—

Net income per share—basic	$0.19	$0.03

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)
	Three Months Ended
	December 28, 2000	December 27, 2001
Earnings per share—diluted:
Net income	$0.10	$0.03
Goodwill amortization, net	0.08	—

Net income per share—diluted	$0.18	$0.03

NOTE 4—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

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

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered/reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.7 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $10.6 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT

At September 27, 2001 and December 27, 2001, long-term debt consisted of the following (amounts in thousands):

	September 27, 2001	December 27, 2001
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	45,906	41,406
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	178,079	177,605
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through July 31, 2006	73,875	73,688
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	45,500	32,000
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	593	593
Other notes payable; various interest rates and maturity dates	222	207

Total long-term debt	544,175	525,499
Less—current maturities	(40,000)	(31,501)

Long-term debt, net of current maturities	$504,175	$493,998

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

The remaining annual maturities of notes payable are as follows (amounts in thousands):

Year Ended September:
2002	21,324
2003	43,255
2004	52,912
2005	88,654
2006	119,354
Thereafter	200,000

$525,499

As of December 27, 2001, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

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

The fair values of the Company’s interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 27, 2001, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $3.7 million and $6.5 million, respectively. At September 27, 2001, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $4.8 million and $6.5 million, respectively.

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	September 27, 2001	December 27, 2001
Cumulative effect of adoption of SFAS No. 133, net of taxes	$(461)	$(461)
Amortization reclassified into other comprehensive deficit, net of taxes	98	150
Unrealized losses on qualifying cash flow hedges, net of taxes	(3,920)	(3,476)

Accumulated other comprehensive deficit	$(4,283)	$(3,787)

The components of comprehensive income, net of related taxes, are as follows (amounts in thousands):

	Three Months Ended
	December 28, 2000	December 27, 2001
Net income	$1,907	$475
Amortization of cumulative effect	29	52
Unrealized gains on qualifying cash flow hedges	—	443

Comprehensive income	$1,936	$970

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

As a result of these actions, the Company recorded pre-tax restructuring and other non-recurring charges of $4.8 million during fiscal 2001. At the beginning of fiscal 2002, the restructuring reserve included amounts related to employee termination benefits lease obligations and legal and other professional consultant fees. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Substantially all remaining obligations as of December 27, 2001 will be expended by the end of fiscal 2003 (except for lease obligations which expire in fiscal 2005). Fiscal 2002 activity related to the remaining restructuring reserve was as follows (amounts in thousands):

	Restructuring reserve
	September 27, 2001	Cash Outlays	Non-cash Write-offs	December 27, 2001
Employee termination benefits	$793	$90	$—	$703
Lease buyout costs	603	143	—	460
Legal and other professional costs	149	95	—	54

Total restructuring reserve	$1,545	$328	$—	$1,217

NOTE 8—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 28, 2000	December 27, 2001
Interest on long-term debt	$13,471	$10,255
Interest on capital lease obligations	431	484
Interest rate swap settlements	(44)	1,859
Fair market value change in non-qualifying derivatives	161	(235)
Miscellaneous	8	(20)

	$14,027	$12,343

NOTE 9—EARNINGS PER SHARE

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the ‘‘treasury stock’’ method.

THE PANTRY, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended
	December 28, 2000	December 27, 2001
Net income	$1,907	$475

Earnings per share—basic:
Weighted-average shares outstanding	18,111	18,109

Net income per share—basic	$0.11	$0.03

Earnings per share—diluted:
Weighted-average shares outstanding	18,111	18,109
Dilutive impact of options and warrants outstanding	800	10

Weighted-average shares and potential dilutive shares outstanding	18,911	18,119

Net income per share—diluted	$0.10	$0.03

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.4 million and 369 thousand for the three months ended December 27, 2001 and December 28, 2000, respectively.

NOTE 10—RESTATEMENT

Subsequent to the issuance of its financial statements for the quarter ended December 27, 2001, the Company determined that its cash and cash equivalents and accounts payable balances were overstated by $8.0 million. As a result, the Company has restated its balance sheet as of December 27, 2001 to appropriately reflect these balances. A summary of the principal effects of the restatement is as follows (amounts in thousands):

	December 27, 2001
	As Previously Reported	As Restated
Unaudited Consolidated Balance Sheet:
Cash and cash equivalents	$21,839	$13,851
Total current assets	133,381	125,393
Total assets	902,073	894,085
Accounts payable	87,995	80,007
Total current liabilities	164,019	156,031
Total liabilities and shareholders’ equity	902,073	894,085

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended December 27, 2001, the Company determined that its cash and cash equivalents and accounts payable balances were overstated. As a result, the Company has restated its balance sheet as of December 27, 2001 to appropriately reflect these balances. The principle effects of the restatement are discussed in Note 10. The following discussion and analysis gives effect to the restatement.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Introduction

The Pantry is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the United States. As of December 27, 2001, we operate 1,318 stores in 10 southeastern states under approximately two dozen banners including The Pantry®, Handy Way, Lil' Champ Food Store®, Quick Stop®, Zip Mart®, Kangaroo®, Fast Lane®, Depot and Big K. We currently operate in selected markets in Florida (503), North Carolina (339), South Carolina (255), Georgia (57), Mississippi (56), Kentucky (40), Virginia (31), Indiana (15), Tennessee (14) and Louisiana (8). Our network of retail locations offers a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.

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

We continue to focus our attention on several key operating principles:

•	the consistent execution of our core strategies, including focused attention on leveraging the quality of our growing retail network in terms of revenues, product costs and operating expenses;

•	our research and investment in updating existing merchandise programs and introducing new ones;

•	our continuous effort to sensibly apply technology in all areas of our business; and

•	sensible store growth in existing and contiguous markets.

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

EBITDA.    EBITDA represents income from operations before depreciation and amortization. EBITDA for the first quarter of fiscal 2002 totaled $26.5 million compared to EBITDA of $31.8 million during the first quarter of fiscal 2001, a decrease of $5.3 million or 16.6%. The decrease is attributable to the items discussed above.

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

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization, and fund capital expenditures. Cash used by operating activities increased from $2.0 million for the first quarter of fiscal 2001 to $14.7 million for first quarter of fiscal 2002. We had $13.9 million of cash and cash equivalents on hand at December 27, 2001.

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

Shareholders’ Equity.    As of December 27, 2001, our shareholders’ equity totaled $112.1 million. The $981 thousand increase from September 27, 2001 is attributable to the net income for the period and the accumulated other comprehensive income related to our derivative instruments.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we had net goodwill of $277.7 million and incurred $9.7 million in goodwill amortization in the statement of operations for the year then ended.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”) This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

The following table presents the future principal cash flows and weighted-average interest rates based on rates in effect at December 27, 2001, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices or discounted future cash flows based on our current incremental borrowing rates as of February 4, 2002.

Expected Maturity Date
as of December 27, 2001
(Dollars in thousands)

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Value
Long-term debt	$21,324	$43,255	$52,912	$88,654	$119,354	$200,000	$525,499	$513,421
Weighted-average interest rate	9.09%	8.82%	8.14%	8.42%	9.34%	10.25%	8.86%

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

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	December 28, 2000	December 27, 2001
Notional principal amount	$170,000	$180,000
Weighted average pay rate	6.41%	6.12%
Weighted average receive rate	6.67%	2.00%
Weighted average years to maturity	1.86	1.62

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

THE PANTRY, INC.

By:	/s/ JOSEPH J. DUNCAN
Joseph J. Duncan Vice President Corporate Controller and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 12, 2002

EXHIBIT INDEX

Exhibit No.	Description of Document
99.1	Risk Factors.