Form 10-Q/A
period 2002-03-28
PANTRY INC
filed 2002-08-12
CIK 915862

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

THE PANTRY, INC.

FORM 10-Q/A
(Amendment No. 1)

MARCH 28, 2002

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended March 28, 2002, the Company determined that its cash and cash equivalents and accounts payable balances were overstated. As a result, the Company has restated its balance sheet as of March 28, 2002 to appropriately reflect these balances. The principal effects of the restatement are discussed in Note 10.

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(unaudited)

	March 28, 2002 (As Restated, see Note 10)	September 27, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,376	$50,611
Receivables, net	32,461	30,424
Inventories (Note 2)	81,283	81,687
Prepaid expenses	4,677	3,521
Property held for sale	425	1,644
Deferred income taxes	1,811	2,591

Total current assets	148,033	170,478

Property and equipment, net	448,864	470,678

Other assets:
Goodwill (Note 3)	277,924	277,665
Deferred financing cost, net	10,099	10,299
Environmental receivables (Note 4)	11,012	10,428
Other noncurrent assets	10,274	10,444

Total other assets	309,309	308,836

Total assets	$906,206	$949,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$36,502	$40,000
Current maturities of capital lease obligations	1,363	1,363
Accounts payable	93,590	94,169
Accrued interest	10,919	11,163
Accrued compensation and related taxes	12,402	12,514
Other accrued taxes	11,889	14,515
Accrued insurance	7,717	6,161
Other accrued liabilities (Notes 6 and 7)	10,030	20,423

Total current liabilities	184,412	200,308

Long-term debt (Note 5)	483,821	504,175

Other liabilities:
Environmental reserves (Note 4)	12,667	12,207
Deferred income taxes	31,610	33,488
Deferred revenue	54,706	57,560
Capital lease obligations	13,481	14,020
Other noncurrent liabilities	16,497	17,093

Total other liabilities	128,961	134,368

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,114,737 issued and outstanding at September 27, 2001 and 18,107,597 at March 28, 2002	182	182
Additional paid-in capital	128,043	128,043
Shareholder loans	(827)	(837)
Accumulated other comprehensive deficit, net	(2,759)	(4,283)
Accumulated deficit	(15,627)	(11,964)

Total shareholders’ equity	109,012	111,141

Total liabilities and shareholders’ equity	$906,206	$949,992

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

See Notes to Consolidated Financial Statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 28, 2002 (As Restated, see Note 10)	March 29, 2001
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,663)	$(2,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,904	30,935
Provision for deferred income taxes	(1,945)	(1,727)
(Gain) loss on sale of property and equipment	(163)	19
Impairment of long-lived assets	40	—
Fair market value change in non-qualifying derivatives	(1,157)	672
Provision for closed stores	965	600
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(2,621)	(820)
Inventories	451	3,185
Prepaid expenses	(1,221)	(2,055)
Other noncurrent assets	(72)	445
Accounts payable	(579)	(12,058)
Other current liabilities and accrued expenses	(8,075)	(6,353)
Reserves for environmental expenses	460	(300)
Other noncurrent liabilities	(2,940)	3,365

Net cash provided by operating activities	6,384	12,926

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(992)	(317)
Additions to property and equipment	(8,035)	(16,619)
Proceeds from sale of property held for sale	2,066	3,504
Proceeds from sale of property and equipment	3,153	1,205
Acquisitions of related businesses, net of cash acquired	(514)	(55,938)

Net cash used in investing activities	(4,322)	(68,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(539)	(479)
Principal repayments of long-term debt	(23,852)	(8,641)
Proceeds from issuance of long-term debt	—	40,000
Repayments of shareholder loans	10	50
Proceeds from exercise of stock options	—	25
Other financing costs	(916)	(41)

Net cash provided by (used in) financing activities	(25,297)	30,914

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,235)	(24,325)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,611	53,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,376	$29,029

Cash paid (refunded) during the period:
Interest	$25,567	$28,783

Taxes	$(561)	$1,164

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at September 27, 2001 and March 28, 2002 and for the three and six months ended March 28, 2002 and March 29, 2001 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the FASB issued SFAS No. 142 which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach. At adoption, any goodwill impairment loss will be recognized as the cumulative effect of a change in accounting principle. Subsequently, any impairment losses will be recognized as a component of income from operations. As of September 27, 2001, we had net goodwill of $277.7 million and incurred $9.7 million in goodwill amortization in the statement of operations for the year then ended. See Note 3 for a discussion of the Company’s adoption of SFAS No. 142.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”) This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our market capitalization as of September 28, 2001, therefore, we have determined that no impairment exists at the effective date of the implementation of the new standard. We believe our market capitalization is not representative of the fair value of the Company because three institutions own approximately 81% of our common stock. Fair value was measured using a valuation by an independent third party as of September 28, 2001 which was based on market multiples, comparable transactions and discounted cash flow methodologies.

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

Other intangible assets consist of noncompete agreements with a carrying value of $7.6 million and $7.9 million at March 28, 2002 and September 27, 2001, respectively, net of accumulated amortization of $1.4 million and $1.1 million, respectively. Amortization expense was $179 thousand and $289 thousand for the three months ended March 28, 2002 and March 29, 2001, respectively, and $357 thousand and $308 thousand for the six months ended March 28, 2002 and March 29, 2001, respectively. The weighted average amortization period of all noncompete agreements is 27.8 years. Estimated amortization expense for each of the five years following September 27, 2001 and thereafter is: $725 thousand in 2002; $626 thousand in 2003; $428 thousand in 2004; $351 thousand in 2005; $305 thousand in 2006 and $5.5 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying unaudited consolidated balance sheets.

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

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	March 28, 2002	September 27, 2001
Cumulative effect of adoption of SFAS No. 133, net of taxes of $289	$(461)	(461)
Amortization reclassified into other comprehensive deficit, net of taxes of $128	201	98
Unrealized losses on qualifying cash flow hedges, net of taxes of $1,623	(2,499)	(3,920)

Accumulated other comprehensive deficit	$(2,759)	$(4,283)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive loss, net of related taxes, are as follow (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2002	March 29, 2001	March 28, 2002	March 29, 2001
Net loss	$(4,138)	$(4,889)	$(3,663)	$(2,982)
Amortization of cumulative effect	(51)	23	(103)	(6)
Unrealized gains (losses) on qualifying cash flow hedges	978	(2,314)	1,421	(2,314)

Comprehensive loss	$(3,211)	$(7,180)	$(2,345)	$(5,302)

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

As a result of these actions, the Company recorded pre-tax restructuring and other charges of $4.8 million during fiscal 2001. At the beginning of fiscal 2002, the restructuring reserve included amounts related to employee termination benefits, lease obligations and legal and other professional consultant fees. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 of which are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Substantially all remaining obligations as of March 28, 2002 will be expended by the end of fiscal 2003 (except for lease obligations which expire in fiscal 2005). Fiscal 2002 activity related to the remaining restructuring reserve was as follows (amounts in thousands):

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

Options and warrants to purchase 3.5 million shares of common stock were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three and six month periods ending March 28, 2002 and March 28, 2001, respectively.

NOTE 10—RESTATEMENT

Subsequent to issuance of its financial statements for the quarter ended March 28, 2002, management determined that cash and cash equivalents and accounts payable were overstated by $7.7 million. As a result, the Company has restated its balance sheet as of March 28, 2002 to appropriately reflect these balances. A summary of the principal effects of the restatement is as follows (amounts in thousands):

	March 28, 2002
	As Previously Reported	As Restated
Unaudited Consolidated Balance Sheet:
Cash and cash equivalents	$35,060	$27,376
Total current assets	155,717	148,033
Total assets	913,890	906,206
Accounts payable	101,274	93,590
Total current liabilities	192,096	184,412
Total liabilities and shareholders’ equity	913,890	906,206

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended March 28, 2002, the Company determined that its cash and cash equivalents and accounts payable balances were overstated. As a result, the Company has restated its balance sheet as of March 28, 2002 to appropriately reflect these balances. The principal effects of the restatement are discussed in Note 10. The following discussion and analysis gives effect to the restatement.

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

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization and fund capital expenditures. Cash provided by operating activities decreased from $12.9 million for the six months ended March 29, 2001 to $6.4 million for the six months ended March 28, 2002. We had $27.4 million of cash and cash equivalents on hand at March 28, 2002.

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

Goodwill Impairment.    We have adopted the provisions of SFAS No. 142 which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The valuation required at adoption of SFAS No. 142 indicated an aggregate fair value in excess of our carrying or book value as of September 28, 2001 therefore; we have determined that no impairment existed as of September 28, 2001. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any impairment recognized will be recorded as a component of operating expenses. Changes in the long-term economics of the gasoline and convenience store markets, fluctuations in capital markets and competition could impact our fair value measurements which could significantly impact our statement of operations and financial position.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”) This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at March 28, 2002, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices or discounted future cash flows based on our current incremental borrowing rates as of May 6, 2002.

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