Form 10-Q
period 2002-06-27
PANTRY INC
filed 2002-08-12
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	18,107,597 SHARES
(Class)	(Outstanding at August 5, 2002)

THE PANTRY, INC.

FORM 10-Q

June 27, 2002

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

ASSETS Current assets:	June 27, 2002	September 27, 2001
Cash and cash equivalents	$36,283	$50,611
Receivables, net	33,716	30,424
Inventories (Note 2)	81,736	81,687
Prepaid expenses	4,289	3,521
Property held for sale	633	1,644
Deferred income taxes	1,636	2,591

Total current assets	158,293	170,478

Property and equipment, net	438,802	470,678

Other assets:
Goodwill (Note 3)	277,874	277,665
Deferred financing cost, net	9,523	10,299
Environmental receivables (Note 4)	11,369	10,428
Other noncurrent assets	10,103	10,444

Total other assets	308,869	308,836

Total assets	$905,964	$949,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$42,129	$40,000
Current maturities of capital lease obligations	1,363	1,363
Accounts payable	92,613	94,169
Accrued interest	7,289	11,163
Accrued compensation and related taxes	12,657	12,514
Income taxes payable	645	—
Other accrued taxes	13,918	14,515
Accrued insurance	8,030	6,161
Other accrued liabilities (Notes 6 and 7)	11,555	20,423

Total current liabilities	190,199	200,308

Long-term debt (Note 5)	472,222	504,175

Other liabilities:
Environmental reserves (Note 4)	13,207	12,207
Deferred income taxes	33,488	33,488
Deferred revenue	54,429	57,560
Capital lease obligations	13,181	14,020
Other noncurrent liabilities	16,223	17,093

Total other liabilities	130,528	134,368

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,114,737 issued and outstanding at September 27, 2001 and 18,107,597 at June 27, 2002	182	182
Additional paid-in capital	128,043	128,043
Shareholder loans	(827)	(837)
Accumulated other comprehensive deficit, net	(2,820)	(4,283)
Accumulated deficit	(11,563)	(11,964)

Total shareholders’ equity	113,015	111,141

Total liabilities and shareholders’ equity	$905,964	$949,992

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise sales	$265,074	$256,254	$734,789	$714,464
Gasoline sales	409,693	446,508	1,066,021	1,247,090
Commissions	6,541	5,195	18,716	16,349

Total revenues	681,308	707,957	1,819,526	1,977,903

Cost of sales:
Merchandise (Note 2)	178,013	171,558	494,060	473,349
Gasoline (Note 2)	376,270	407,603	974,862	1,140,553

Total cost of sales	554,283	579,161	1,468,922	1,613,902

Gross profit	127,025	128,796	350,604	364,001

Operating expenses:
Operating, general and administrative expenses	93,005	92,473	271,943	270,921
Restructuring and other charges (Note 7)	—	254	—	3,724
Depreciation and amortization (Note 3)	13,517	15,958	40,421	46,893

Total operating expenses	106,522	108,685	312,364	321,538

Income from operations	20,503	20,111	38,240	42,463

Other income (expense):
Interest expense (Note 8)	(13,904)	(13,910)	(38,070)	(42,579)
Miscellaneous	174	383	501	1,423

Total other expense	(13,730)	(13,527)	(37,569)	(41,156)

Income before income taxes	6,773	6,584	671	1,307
Income tax expense	(2,709)	(2,968)	(270)	(673)

Net income	$4,064	$3,616	$401	$634

Earnings per share (Note 9):
Basic	$0.22	$0.20	$0.02	$0.04
Diluted	$0.22	$0.20	$0.02	$0.03

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 27, 2002	June 28, 2001
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$401	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,421	46,893
Provision for deferred income taxes	150	(2,100)
(Gain) loss on sale of property and equipment	(77)	334
Impairment of long-lived assets	87	—
Fair market value change in non-qualifying derivatives	104	1,357
Provision for closed stores	1,504	1,029
Changes in operating assets and liabilities, net of acquisition effects:
Receivables	(4,233)	(3,372)
Inventories	(4)	463
Prepaid expenses	(833)	(1,605)
Other noncurrent assets	(35)	1,918
Accounts payable	(1,556)	1,734
Other current liabilities and accrued expenses	(8,302)	(4,052)
Reserves for environmental expenses	1,000	(490)
Other noncurrent liabilities	(3,031)	845

Net cash provided by operating activities	25,596	43,588

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,358)	(470)
Additions to property and equipment	(14,754)	(24,040)
Proceeds from sale of property held for sale	2,082	3,504
Proceeds from sale of property and equipment	6,188	3,261
Acquisitions of related businesses, net of cash acquired	(512)	(56,122)

Net cash used in investing activities	(8,354)	(73,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(839)	(712)
Principal repayments of long-term debt	(29,824)	(13,827)
Proceeds from issuance of long-term debt	—	40,053
Repayments of shareholder loans	10	50
Proceeds from exercise of stock options	—	25
Other financing costs	(917)	(59)

Net cash provided by (used in) financing activities	(31,570)	25,530

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,328)	(4,749)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,611	53,354

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,283	$48,605

Cash paid (refunded) during the period:
Interest	$42,048	$46,973

Taxes	$(591)	$1,270

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at September 27, 2001 and June 27, 2002 and for the three and nine months ended June 27, 2002 and June 28, 2001 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Our results of operations for the three and nine months ended June 27, 2002 and June 28, 2001 are not necessarily indicative of results to be expected for the full fiscal year. Our results of operations and comparisons with prior and subsequent quarters are impacted by the results of operations of businesses acquired since September 28, 2000. These acquisitions have been accounted for under the purchase method. Furthermore, the convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2002 fiscal year ends on September 26, 2002 and is a 52-week year. Fiscal 2001 was also a 52-week year.

The Pantry

As of June 27, 2002, we operated 1,292 convenience stores located in Florida (494), North Carolina (333), South Carolina (248), Georgia (56), Mississippi (55), Kentucky (39), Virginia (30), Indiana (15), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana, South Carolina and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,256 locations, 964 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, and Texaco®.

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”), which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on our results of operations and financial condition.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach.

As permitted, we early adopted SFAS No. 142 effective September 28, 2001, which has resulted in the discontinuance of goodwill amortization. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level. We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying value and have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of September 28, 2001 which was based on market multiples, comparable transactions and discounted cash flow methodologies. See Note 3 for a discussion of the Company’s adoption of SFAS 142.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our fiscal 2003. We have not yet determined the impact, if any, on our results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial condition.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	June 27, 2002	September 27, 2001
Inventories at FIFO cost:
Merchandise	$77,416	$73,861
Gasoline	19,869	21,765

	97,285	95,626
Less adjustment to LIFO cost:
Merchandise	(15,549)	(13,939)

Inventories at LIFO cost	$81,736	$81,687

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Effective September 28, 2001, we adopted the provisions of SFAS No. 142 and as a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level.

We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value as of September 28, 2001; therefore, we have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of September 28, 2001, which was based on market multiples, comparable transactions and discounted cash flow methodologies.

This valuation indicated an aggregate fair value in excess of our market capitalization as of September 28, 2001. We believe our market capitalization is not representative of the fair value of the Company because three institutions own approximately 81% of our common stock.

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

Other intangible assets consist of noncompete agreements with a carrying value of $7.4 million and $7.9 million at June 27, 2002 and September 27, 2001, respectively, net of accumulated amortization of $1.6 million and $1.1 million, respectively. Amortization expense was $186 thousand and $176 thousand for the three months ended June 27, 2002 and June 28, 2001, respectively, and $543 thousand and $484 thousand for the nine months ended June 27, 2002 and June 28, 2001, respectively. The weighted average amortization period of all noncompete agreements is 27.8 years. Estimated amortization expense for each of the five years following September 27, 2001 and thereafter is: $725 thousand in 2002; $626 thousand in 2003; $428 thousand in 2004; $351 thousand in 2005; $305 thousand in 2006 and $5.5 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying unaudited consolidated balance sheets.

8

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
Net income	$4,064	$3,616	$401	$634
Goodwill amortization, net	—	1,509	—	4,376

Pro forma net income	$4,064	$5,125	$401	$5,010

Pro forma earnings per share—basic:
Net income	$0.22	$0.20	$0.02	$0.04
Goodwill amortization, net	—	0.08	—	0.24

Pro forma net income per share—basic	$0.22	$0.28	$0.02	$0.28

Pro forma earnings per share—diluted:
Net income	$0.22	$0.20	$0.02	$0.03
Goodwill amortization, net	—	0.08	—	0.24

Pro forma net income per share—diluted	$0.22	$0.28	$0.02	$0.27

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of June 27, 2002, we were contingently liable for outstanding letters of credit in the amount of $24.3 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of August 5, 2002, we maintain surety bonds in the aggregate amount of approximately $113 thousand in favor of state environmental agencies in the states of Tennessee, Kentucky and Louisiana and letters of credit in the aggregate amount of $992 thousand in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia and Indiana. We also rely on reimbursements from applicable state trust funds. Legislative and administrative rulemaking amendments in Indiana that became effective in November 2001 enable us to reduce our Indiana financial responsibility coverage from $1.0 million to $60 thousand. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

Regulations enacted by the EPA in 1988 established requirements for:

•	installing underground storage tank systems;

•	upgrading underground storage tank systems;

•	taking corrective action in response to releases;

•	closing underground storage tank systems;

•	keeping appropriate records and

•	maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida and Tennessee. We also have filed claims and received credits against our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. Environmental reserves of $13.2 million at June 27, 2002 represent estimates for future expenditures for remediation, tank removal and litigation associated with 627 known contaminated sites. During the next five years, we may spend up to $1.8 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $11.4 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 27, 2002	September 27, 2001
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	31,906	45,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	176,658	178,079
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through July 31, 2006	73,313	73,875
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	32,000	45,500
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	297	593
Other notes payable; various interest rates and maturity dates	177	222

Total long-term debt	514,351	544,175

Less—current maturities	(42,129)	(40,000)

Long-term debt, net of current maturities	$472,222	$504,175

At June 27, 2002, our senior credit facility consists of a $45.0 million revolving credit facility and $313.9 million in outstanding term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of June 27, 2002, there were no outstanding borrowings under the revolving credit facility. However, we had outstanding letters of credit of $24.3 million issued under the revolving credit facility. The LIBOR associated with our senior credit facility resets periodically and as of June 27, 2002, was 1.87%.

On November 7, 2001, we entered into an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our consolidated pro forma leverage ratio is greater than 4.5:1. The increase in our floating interest rate spread will be reduced 25 basis points when the consolidated pro forma leverage ratio is less than 4.5:1.

The remaining annual maturities of our long-term debt is as follows (amounts in thousands):

Year Ended September:
2002	10,176
2003	43,255
2004	52,912
2005	88,654
2006	119,354
Thereafter	200,000

$514,351

As of June 27, 2002, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

We enter into interest rate swap and collar agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. An increase to interest expense of $1.3 million was recorded in the third quarter of fiscal 2002 for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 27, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $2.4 million and $6.5 million, respectively.

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	June 27, 2002	September 27, 2001
Cumulative effect of adoption of SFAS No. 133, net of taxes	$(461)	$(461)
Amortization reclassified into other comprehensive deficit, net of taxes	252	98
Unrealized losses on qualifying cash flow hedges, net of taxes	(2,611)	(3,920)

Accumulated other comprehensive deficit	$(2,820)	$(4,283)

The components of comprehensive income (loss), net of related taxes, are as follow (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
Net income	$4,064	$3,616	$401	$634
Amortization of cumulative effect	(51)	48	(154)	42
Unrealized gains (losses) on qualifying cash flow hedges	(112)	132	1,309	(2,183)

Comprehensive income (loss)	$3,901	$3,796	$1,556	$(1,507)

NOTE 7—RESTRUCTURING RESERVE

During fiscal 2001, we completed a plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these actions, the Company recorded pre-tax restructuring and other charges of $4.8 million during fiscal 2001. At the beginning of fiscal 2002, the restructuring reserve included amounts related to employee termination benefits, lease obligations and legal and other professional consulting fees. Employee termination benefits represented severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 of which are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Substantially all remaining obligations as of the balance sheet date will be expended by the end of fiscal 2003 (except for lease obligations which expire in fiscal 2005). Fiscal 2002 activity related to the remaining restructuring reserve was as follows (amounts in thousands):

	Restructuring reserve
	September 27, 2001	Cash Outlays	Non-cash Write-offs	June 27, 2002
Employee termination benefits	$793	$244	$—	$549
Lease buyout costs	603	323	—	280
Legal and other professional costs	149	109	—	40

Total restructuring reserve	$1,545	$676	$—	$869

NOTE 8—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
Interest on long-term debt	$9,782	$12,284	$29,953	$39,273
Interest rate swap settlements	2,342	642	6,531	611
Interest on capital lease obligations	484	432	1,452	1,295
Fair market value change in non-qualifying derivatives	1,261	524	104	1,357
Miscellaneous	35	28	30	43

Total interest expense	$13,904	$13,910	$38,070	$42,579

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

14

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2002	June 28, 2001	June 27, 2002	June 28, 2001
Net income	$4,064	$3,616	$401	$634
Earnings per share—basic:
Weighted average shares outstanding	18,108	18,115	18,108	18,113

Net income per share—basic	$0.22	$0.20	$0.02	$0.04

Earnings per share—diluted:
Weighted average shares outstanding	18,108	18,115	18,108	18,113
Dilutive impact of options and warrants outstanding	—	—	2	487
Weighted average shares and potential dilutive shares outstanding	18,108	18,115	18,110	18,600

Net income per share—diluted	$0.22	$0.20	$0.02	$0.03

The computation of diluted earnings per share did not include options and warrants to purchase 3.5 million shares of common stock for the three and nine months ended June 27, 2002 and 3.4 million shares and 662.0 thousand shares for the three and nine months ended June 28, 2001, respectively, because their inclusion would have been antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and accompanying notes. Additional discussion and analysis related to the Company is contained in our (i) Quarterly Reports on Form 10-Q for the interim periods ended March 28, 2002 and December 27, 2001 and (ii) Annual Report on Form 10-K for the fiscal year ended September 27, 2001.

Introduction

The Pantry is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the United States with 1,292 stores in 10 southeastern states. Our network of retail locations offers a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.

Total revenues for the third quarter of fiscal 2002 were $681.3 million compared to $708.0 million in the third quarter of fiscal 2001, a decrease of 3.8%. The revenue decline is primarily attributable to a 11.7% decrease in our average gasoline retail price per gallon. Our merchandise revenue, gasoline gallon volume and commission revenue actually increased 3.4%, 4.0% and 25.9%, respectively, compared to the third quarter of fiscal 2001.

Comparable store merchandise sales improved 4.7% and comparable store gasoline gallon volume improved 4.4%, respectively, compared to the third quarter of fiscal 2001. We believe the comparable store volume improvements are primarily attributable to our efforts to reposition our merchandise and gasoline offerings, remain competitively priced on key products, including gasoline, and enhance promotional activity to drive customer traffic. These improvements were realized despite continued volatility in crude markets and generally weak economic conditions.

Our third quarter fiscal 2002 EBITDA was $34.0 million and our net income was $4.1 million, or 22 cents per diluted share, compared to EBITDA of $36.3 million, net income of $3.6 million, and EPS of 20 cents per diluted share in the third quarter of fiscal 2001. Third quarter fiscal 2002 adjusted net income was $4.8 million, or 27 cents per diluted share, compared to $5.9 million, or 33 cents per diluted share, for the third quarter fiscal 2001. See discussion and tables below for information regarding these adjustments.

We remain focused on those aspects of our business we can influence and the consistent execution of our core operational strategies:

•	Leveraging the scale and quality of our retail network;

•	Enhancing our existing merchandise programs and introducing new ones;

•	Actively managing the gasoline segment of our business to optimize total unit gross profit and

•	Sensibly applying capital and technology in all areas of our business.

Managing our cost structure to enhance our long-term competitive position and profitability is a constant focus. We continue to leverage the scale and quality of our retail network with a focus to improve comparable store sales and reduce product costs and operating expenses. The savings associated with our fiscal 2001 restructuring plan continue to meet our expectations of annualized savings of approximately $5.0 million.

In the merchandise segment, our recent initiatives include, but are not limited to, plans to re-merchandise our entire retail network by June 2003, new product introductions in the prepaid phone and credit card category and targeted promotional activity to remain competitive in key product categories. Over time, we believe these refinements coupled with our efforts to remain competitively priced on key product categories will positively impact comparable store merchandise sales and gross profit.

In gasoline, our focus remains on being intelligently competitive throughout the retail network. Competitive intelligence and superior execution are key; and we have developed the technology, controls and staff to support our efforts to optimize total unit gross profit at sustainable volume levels.

Given current market conditions, we remain committed to balance the need for near term capital constraint with the equally compelling need to invest for long-term growth. While we have substantially reduced the pace of our acquisitions, we continue to invest in our retail network through major remodel activity, periodic facility upgrades and the application of retail technology.

On the technology front, now that we have the core of our retail automation system in place, we plan to roll out checkout scanning systems to approximately 300 locations by January 2003. We believe the benefits of scanning include a range of potential improvements from enhanced store merchandising and more effective in-store promotions to improved inventory controls. We will continue to evaluate and invest in strategic technology-based initiatives designed to improve operating efficiencies, strengthen internal controls and promote our long-term financial objectives.

Through three quarters of fiscal 2002, we have acquired or built only 2 locations and closed 34 stores. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs. We expect to end fiscal 2002 with approximately 1,289 stores.

Over the next twelve to eighteen months, we plan to focus primarily on the operations side of our business with a renewed effort to enhance in-store merchandising and reduce operating costs. During this period, we anticipate reducing our average outstanding borrowings through scheduled principal payments and we plan to continue to seek ways to improve core growth and enhance long-term profitability.

Results of Operations

Three Months Ended June 27, 2002 Compared to the Three Months Ended June 28, 2001

The table below provides a summary of our statements of operations and details our pro forma adjustments (amounts in millions, except per share, margin and store data):

	Three Months Ended June 27, 2002 [a]			Three Months Ended June 28, 2001 [a]
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Total revenues	$681.3	$—	$681.3	$708.0	$—	$708.0
Cost of sales	554.3	—	554.3	579.2	—	579.2

Gross profit	127.0		127.0	128.8	—	128.8
Operating, general and administrative expenses	93.0	—	93.0	92.5	—	92.5

EBITDA	34.0	—	34.0	36.3	—	36.3
Restructuring and other non-recurring charges [b]	—	—	—	0.3	(0.3)	—
Depreciation and amortization [c]	13.5	—	13.5	16.0	(2.5)	13.4

Income from operations	20.5	—	20.5	20.1	2.8	22.9
Interest and miscellaneous expenses [d]	13.7	(1.3)	12.5	13.5	(0.5)	13.0
Income before taxes	6.8	1.3	8.0	6.6	3.3	9.9
Tax expense [e]	(2.7)	(0.5)	(3.2)	(3.0)	(1.0)	(4.0)

Net income	$4.1	$0.8	$4.8	$3.6	$2.3	$5.9
Earnings per diluted share	$0.22	$0.04	$0.27	$0.20	$0.13	$0.33
Selected Financial Data:
Merchandise margin	32.8%			33.1%
Gasoline gallons	302.1			290.6
Gasoline margin per gallon	$0.1106			$0.1339
Gasoline retail per gallon	$1.36			$1.54
Comparable store data:
Merchandise sales %	4.7%			(0.6)%
Gasoline gallons %	4.4%			(3.8)%
Number of stores:
End of Period	1,292			1,327
Weighted average store count	1,298			1,328

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal year 2001 restructuring plan.
[c]	Fiscal 2001 has been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2001, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 and fiscal 2002 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for the third quarter of fiscal 2002 was $681.3 million compared to $708.0 million for the third quarter of fiscal 2001, a decrease of $26.7 million or 3.8%. The decrease in total revenue is primarily attributable to an 18 cents per gallon or 11.7% decrease in our average gasoline retail price per gallon and lost revenue from closed stores. These declines were partially offset by comparable store increases in merchandise revenue and gasoline gallons of 4.7% and 4.4%, respectively, as well as a $1.3 million increase in commission revenue.

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2002 was $265.1 million compared to $256.3 million during the third quarter of fiscal 2001, an increase of $8.8 million or 3.4%. The increase is primarily attributable to a 4.7% increase in comparable store merchandise revenue compared to the third quarter of fiscal 2001 partially offset by lost revenue from closed stores. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the third quarter of fiscal 2002 was $409.7 million compared to $446.5 million during the third quarter of fiscal 2001, a decrease of $36.8 million or 8.2%. The decrease in gasoline revenue is primarily attributable to the 18 cents per gallon, or 11.7% decrease in the average gasoline retail price per gallon and lost volume from closed stores. These declines were partially offset by a 4.4% increase in comparable store gasoline gallon sales.

In the third quarter of fiscal 2002, gasoline gallons sold were 302.1 million compared to 290.6 million during the third quarter of fiscal 2001, an increase of 11.5 million gallons or 4.0%. The increase is primarily attributable to the comparable store gasoline gallon sales increase of 4.4% during the period.

Commission Revenue.    Commission revenue for the third quarter of fiscal 2002 was $6.5 million compared to $5.2 million during the third quarter of fiscal 2001, an increase of $1.3 million or 25.9%. The increase is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program, as well as increases in ATM commissions and vending income.

Total Gross Profit.    Total gross profit for the third quarter of fiscal 2002 was $127.0 million compared to $128.8 million during the third quarter of fiscal 2001, a decrease of $1.8 million or 1.4%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by increases in merchandise revenue, gasoline volume and commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $87.1 million for the third quarter of fiscal 2002 compared to $84.7 million for the third quarter of fiscal 2001, an increase of $2.4 million or 2.8%. This increase is primarily attributable to the increased merchandise revenue discussed above, partially offset by a 30 basis points decline in our merchandise margin. Merchandise margin declined to 32.8% for the third quarter of fiscal 2002 from the 33.1% reported for the third quarter of fiscal 2001 primarily due to heightened promotional activity and more aggressive retail pricing in key categories including cigarettes. Our third quarter merchandise margin of 32.8% was consistent with the margin we reported in the second quarter of fiscal 2002.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $33.4 million for the third quarter of fiscal 2002 compared to $38.9 million for the third quarter of fiscal 2001, a decrease of $5.5 million or 14.1%. This decrease is primarily attributable to a 2.3 cents per gallon decline in gasoline margin, partially offset by the comparable store gallon increase. Gasoline gross profit per gallon was 11.1 cents in the third quarter of fiscal 2002 compared to 13.4 cents for the third quarter of fiscal 2001.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2002 totaled $93.0 million compared to $92.5 million for the third quarter of fiscal 2001, an increase of $532 thousand or 0.6%. This increase is primarily due to higher insurance costs, higher professional and consulting fees and costs associated with store closings. These increases were partially offset by the cost savings associated with our fiscal 2001 restructuring plan.

Restructuring and Other Charges.    As a result of our fiscal year 2001 restructuring plan, we recorded pre-tax restructuring and other charges of $254.0 thousand during the third quarter of fiscal 2001 and a total charge of $4.8 million during the full fiscal year of 2001. These charges consisted of employee termination benefits, lease obligations, professional fees and other costs.

Income from Operations.    Income from operations totaled $20.5 million for the third quarter of fiscal 2002 compared to $20.1 million for the third quarter of fiscal 2001, an increase of $392.0 thousand or 1.9%. The increase is primarily attributable to a $2.4 million decrease in depreciation and amortization primarily as a result of the adoption of SFAS No. 142, partially offset by the negative gross margin and operating, general and administrative expenses discussed above. Adjusted income from operations for the third quarter of fiscal 2001, which excludes goodwill amortization and restructuring and other non-recurring charges, would have been $22.9 million compared to $20.5 million for the third quarter of fiscal 2002.

EBITDA.    EBITDA represents income from operations before depreciation and amortization and restructuring and other non-recurring charges. EBITDA for the third quarter of fiscal 2002 totaled $34.0 million compared to EBITDA of $36.3 million during the third quarter of fiscal 2001, a decrease of $2.3 million or 6.3%. The decrease is attributable to the gross profit decline and increased operating, general and administrative expenses.

EBITDA is not a measure of performance under generally accepted accounting principles and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and we believe investors find this information useful. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

Interest Expense.    Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the third quarter of fiscal 2002 and fiscal 2001 totaled $13.9 million. The impact of a general decline in interest rates, a decrease in our weighted average borrowings and the change in fair market value of our non-qualifying interest rate derivatives was offset by an increase in our interest rate swap settlement payments of $1.7 million.

Income Tax Expense.    We recorded income tax expense of $2.7 million for the third quarter of fiscal 2002 compared to $3.0 million for the third quarter of fiscal 2001. The decrease in income tax expense was primarily attributable to a lower effective tax rate. Due to the adoption of SFAS No. 142 and the elimination of nondeductible goodwill amortization expense, our effective tax rate declined to 40.0% for the third quarter of fiscal 2002 compared to 45.1% for the third quarter of fiscal 2001.

Net Income.    Net income for the third quarter of fiscal 2002 was $4.1 million compared to net income of $3.6 million for the third quarter of fiscal 2001. The increase is attributable to the items discussed above. Adjusted net income for the third quarter of fiscal 2002, which excludes the fair market value change in non-qualifying derivatives, restructuring and goodwill amortization was $4.8 million compared to adjusted net income of $5.9 million for the third quarter of fiscal 2001.

Nine Months Ended June 27, 2002 Compared to the Nine Months Ended June 28, 2001

The table below provides a summary of our statements of operations and details our pro forma adjustments (amounts in millions, except per share, margin and store data):

	Nine Months Ended June 27, 2002 [a]			Nine Months Ended June 28, 2001 [a]
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Total revenues	$1,819.5	$—	$1,819.5	$1,977.9	$—	$1,977.9
Cost of sales	1,468.9	—	1,468.9	1,613.9	—	1,613.9
Gross profit	350.6	—	350.6	364.0	—	364.0
Operating, general and administrative expenses	271.9	—	271.9	270.9	—	270.9

EBITDA	78.7	—	78.7	93.1	—	93.1
Restructuring and other non-recurring charges [b]	—	—	—	3.7	(3.7)	—
Depreciation and amortization [c]	40.4	—	40.4	46.9	(7.3)	39.6
Income from operations	38.2		38.2	42.5	11.0	53.5
Interest and miscellaneous expense [d]	37.6	(0.1)	37.5	41.2	(1.4)	39.8

Income before taxes	0.7	0.1	0.8	1.3	12.4	13.7
Tax expense [e]	(0.3)	—	(0.3)	(0.7)	(4.8)	(5.5)

Net income	$0.4	$0.1	$0.5	$0.6	$7.6	$8.2
Earnings per diluted share	$0.02	$—	$0.03	$0.03	$0.41	$0.44
Selected Financial Data:
Merchandise margin	32.8%			33.7%
Gasoline gallons	871.0			841.8
Gasoline margin per gallon	$0.1047			$0.1266
Gasoline retail per gallon	$1.22			$1.48
Comparable store data:
Merchandise sales %	2.9%			(0.6)%
Gasoline gallons %	1.7%			(5.8)%
Number of stores:
End of period	1,292			1,327
Weighted average store count	1,310			1,325

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal year 2001 restructuring plan.
[c]	Fiscal 2001 has been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2001, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 and fiscal 2002 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for the nine months ended June 27, 2002 was $1.8 billion compared to $2.0 billion for the nine months ended June 28, 2001, a decrease of $158.4 million or 8.0%. The decrease in total revenue is primarily attributable to a 26 cents per gallon, or 17.6%, decrease in average gasoline retail prices. This decline was partially offset by comparable store increases in merchandise revenue and gasoline gallons of 2.9% and 1.7%, respectively, as well as a $2.4 million increase in commission revenue.

Merchandise Revenue.    Merchandise revenue for the nine months ended June 27, 2002 was $734.8 million compared to $714.5 million during the nine months ended June 28, 2001, an increase of $20.3 million or 2.8%.

The increase in merchandise revenue is primarily attributable to comparable store merchandise sales growth and the contribution of stores acquired or opened since September 28, 2000, partially offset by lost volume from closed stores. Comparable store merchandise revenue for the nine months ended June 27, 2002 increased 2.9% over the nine months ended June 28, 2001.

Gasoline Revenue and Gallons.    Gasoline revenue for the nine months ended June 27, 2002 was $1.1 billion compared to $1.2 billion during the nine months ended June 28, 2001, a decrease of $181.1 million or 14.5%. The decrease in gasoline revenue is primarily attributable to a 26 cents per gallon, or 17.6%, decrease in average gasoline gallon retail prices compared to the nine months ended June 28, 2001 and lost volume from closed stores. These declines were partially offset by a 1.7% increase in comparable store gasoline gallon sales and the contribution of stores acquired or opened since September 28, 2000.

For the nine months ended June 27, 2002, gasoline gallons sold were 871.0 million compared to 841.8 million during the nine months ended June 28, 2001, an increase of 29.2 million gallons or 3.5%. The increase is primarily attributable to a comparable store gasoline gallon sales increase of 1.7% during the period and the contribution of stores acquired or opened since September 28, 2000 partially offset by lost volume from closed stores.

Commission Revenue.    Commission revenue for the nine months ended June 27, 2002 was $18.7 million compared to $16.3 million during the nine months ended June 28, 2001, an increase of $2.4 million or 14.5%. The increase is primarily attributable to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Total gross profit for the nine months ended June 27, 2002 was $350.6 million compared to $364.0 million during the nine months ended June 28, 2001, a decrease of $13.4 million or 3.7%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by the increase in commission revenue, merchandise revenue and gasoline volume.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $240.7 million for the nine months ended June 27, 2002 compared to $241.1 million for the nine months ended June 28, 2001, a decrease of $386 thousand or 0.2%. This decrease is primarily attributable to a 90 basis points decline in merchandise margin, partially offset by the 2.9% increase in comparable store merchandise revenue.

Merchandise margin of 32.8% for the nine months ended June 27, 2002 was 90 basis points below the merchandise margin of 33.7% reported for the nine months ended June 28, 2001. The margin decrease is primarily due to more competitive pricing and increased promotional activity in key categories.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $91.2 million for the nine months ended June 27, 2002 compared to $106.5 million for the nine months ended June 28, 2001, a decrease of $15.4 million or 14.4%. This decrease is primarily attributable to a 2.2 cents decline in gasoline margin per gallon, partially offset by the contribution from stores acquired or opened since September 28, 2000 and the comparable store gasoline gallon increase of 1.7%. Gasoline gross profit per gallon was 10.5 cents for the nine months ended June 27, 2002 compared to 12.7 cents for the nine months ended June 28, 2001.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the nine months ended June 27, 2002 totaled $271.9 million compared to $270.9 million for the nine months ended June 28, 2001, an increase of $1.0 million or 0.4%. The increase in operating, general and administrative expenses is primarily attributable to increases in lease and insurance expenses of $3.7 million, partially offset by savings associated with our restructuring initiatives.

Restructuring and Other Charges.    As a result of our fiscal year 2001 restructuring plan, we recorded pre-tax restructuring and other charges of $3.7 million during the nine months ended June 28, 2001 and $4.8 million during the full fiscal year 2001. These charges consisted of employee termination benefits, lease obligations, professional fees and other costs.

Income from Operations.    Income from operations totaled $38.2 million for the nine months ended June 27, 2002 compared to $42.5 million for the nine months ended June 28, 2001, a decrease of $4.2 million or 9.9%. The decrease is primarily attributable to a $6.5 million decrease in depreciation and amortization primarily as a result of the adoption of SFAS No. 142, partially offset by the negative gross margin and operating, general and administrative expense variances discussed above. Adjusted income from operations for the nine months ended June 28, 2001, which excludes goodwill amortization and restructuring and other non-recurring charges, would have been $53.5 million compared to $38.2 million for the third quarter of fiscal 2002 .

EBITDA. EBITDA represents income from operations before depreciation and amortization and restructuring and other non-recurring charges. EBITDA for the nine months ended June 27, 2002 totaled $78.7 million compared to EBITDA of $93.1 million for the nine months ended June 28, 2001, a decrease of $14.4 million or 15.5%. The decrease is attributable to the items discussed above.

EBITDA is not a measure of performance under generally accepted accounting principles and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data, or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITDA as defined may not be comparable to similarly titled measures reported by other companies.

Interest Expense.    Interest expense is primarily interest on our senior subordinated notes and borrowings under our senior credit facility as well as the mark-to-market adjustments associated with our non-qualifying derivative instruments. Interest expense for the nine months ended June 27, 2002 totaled $38.1 million compared to $42.6 million for the nine months ended June 28, 2001, a decrease of $4.5 million or 10.6%. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average outstanding borrowings and the change in fair market value of our non-qualifying interest rate derivatives, partially offset by an increase in our interest rate swap settlements of $5.9 million.

Income Tax Expense.    We recorded income tax expense of $270 thousand for the nine months ended June 27, 2002 compared to $673 thousand for the nine months ended June 28, 2001. The change in income tax expense was primarily attributable to the decrease in income before income taxes and a lower effective tax rate. Due to the adoption of SFAS No. 142 and the elimination of non-deductible goodwill, our effective tax rate declined to 40.0% for the nine months ended June 27, 2002 compared to 51.5% for the nine months ended June 28, 2001.

Net Income.    Net income for the nine months ended June 27, 2002 was $401 thousand compared to net income of $634 thousand for the nine months ended June 28, 2001. The decrease is attributable to the items discussed above. Adjusted net income for the nine months ended June 27, 2002, which excludes the fair market value change in non-qualifying derivatives, restructuring and other charges and goodwill amortization was $463 thousand compared to adjusted net income of $8.2 million for the nine months ended June 28, 2001.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization and fund capital expenditures. Cash provided by operating activities declined from $43.6 million for the nine months ended June 28, 2001 to $25.6 million for the nine months ended June 27, 2002. We had $36.3 million of cash and cash equivalents on hand at June 27, 2002.

Capital Expenditures.    Capital expenditures (excluding all acquisitions) were approximately $16.1 million for the nine months ended June 27, 2002. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $2.1 million for the nine months ended June 27, 2002. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

For the nine months ended June 27, 2002, we received approximately $8.4 million from asset dispositions, sale-leaseback proceeds and other reimbursements for capital improvements. Net capital expenditures, excluding acquisitions, for the nine months ended June 27, 2002 were $7.7 million. We anticipate that net capital expenditures for fiscal 2002 will be in the range of $23.0 to $25.0 million.

Long-Term Debt.    Our long-term debt consisted of $200.0 million of senior subordinated notes, $313.9 million outstanding under our senior credit facility and $474 thousand in other notes payable with various interest rates and maturity dates.

We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

As of June 27, 2002, our senior credit facility consisted of a $45.0 million revolving credit facility and $313.9 million in outstanding borrowings under term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of June 27, 2002, there were no outstanding borrowings under the revolving credit facility. However, we had outstanding letters of credit of $24.3 million issued under the revolving credit facility. Therefore, as of June 27, 2002, we had $20.7 million available for borrowing or additional letters of credit under the credit facility.

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

Cash Flows from Financing Activities.    For the nine months ended June 27, 2002, we used cash on hand to make principal repayments of $29.8 million and pay fees and expenses of $917 thousand related to our senior credit facility amendment.

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

Shareholders’ Equity.    As of June 27, 2002, our shareholders’ equity totaled $113.0 million. The $1.9 million increase from September 27, 2001 is attributable to the net income for the period coupled with a decrease in our accumulated other comprehensive deficit related to our derivative instruments.

Contractual Obligations.    The following table shows our long-term debt amortization schedule, our future capital lease commitments (including principal and interest) and our future operating lease commitments as of June 27, 2002:

Contractual Obligations
(Dollars in thousands)

	2002[1]	2003	2004	2005	2006	Thereafter	Total
Long-term debt	$10,176	$43,255	$52,912	$88,654	$119,354	$200,000	$514,351
Capital lease obligations	836	3,278	3,093	2,745	2,514	20,796	33,262
Operating leases	12,590	49,310	47,765	45,501	42,953	370,809	568,928

Total contractual obligations	23,602	95,843	103,770	136,900	164,821	591,605	1,116,541

[1]	Contractual obligations for fiscal 2002 include only payments to be made for the remaining 13 weeks of fiscal 2002.

Other Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of June 27, 2002:

Other Commitments
(Dollars in thousands)

	2002[1]	2003	2004	2005	2006	Thereafter	Total
Standby letters of credit	$1,500	$22,814	$—	$—	$—	$—	$24,314

[1]
Other commitments for fiscal 2002 include only standby letters of credit which expire during the remaining 13 weeks of fiscal 2002. At maturity, we expect to renew a significant number of our standby letters of credit.

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

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS No. 141”), which establishes accounting and reporting standards for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 eliminates the pooling-of-interest method of accounting and requires all acquisitions consummated subsequent to June 30, 2001 to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on our results of operations and financial condition.

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

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our fiscal 2003. We have not yet determined the impact, if any, on our results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial condition.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at June 27, 2002, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices or discounted future cash flows based on our current incremental borrowing rates as of August 5, 2002.

Expected Maturity Date
as of June 27, 2002
(Dollars in thousands)

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Value
Long-term debt	$10,176	$43,255	$52,912	$88,654	$119,354	$200,000	$514,351	$492,332
Weighted average interest rate	9.09%	8.75%	8.04%	8.33%	9.29%	10.25%	8.77%
In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 27, 2002, the interest rate on 74.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 68.8% at June 28, 2001.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	June 27, 2002	June 28, 2001
Notional principal amount	$180,000	$180,000
Weighted average pay rate	6.12%	6.12%
Weighted average receive rate	1.83%	4.02%
Weighted average years to maturity	1.12	2.11

Effective February 1, 2001, the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of June 27, 2002, the fair value of our swap and collar agreements represented a liability of $8.8 million.

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

THE PANTRY, INC.

PART II-OTHER INFORMATION.
Item 5.    Other Information

On July 15, 2002, the Company reported that William T. Flyg, Chief Financial Officer, had suffered a stroke. The Company is unable to determine when Mr. Flyg will be able to return to his position with the Company.

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