Form 10-K
period 2002-09-26
PANTRY INC
filed 2002-12-23
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2002

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

common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2002 was $13,170,431.

As of December 13, 2002, there were issued and outstanding 18,107,597 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 25, 2003	Part III

THE PANTRY, INC.

i

PART I

Item 1.    Business

General

The Pantry, Inc., founded in 1967, is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the country. As of September 26, 2002, we operated 1,289 stores in 10 southeastern states under approximately two dozen banners including The Pantry®, Handy Way®, Lil Champ®, Quick Stop, Zip Mart®, Kangaroo®, Fast Lane®, Big K™, Depot and Mini Mart. Our stores offer a broad selection of merchandise, gasoline and ancillary services designed to appeal to the convenience needs of our customers.

In fiscal 1996, Freeman Spogli & Co. acquired a controlling interest in our stock through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. As of December 13, 2002, Freeman Spogli & Co. owned 11,815,538 shares of common stock and warrants to purchase an additional 2,346,000 shares. Freeman Spogli & Co.’s beneficial ownership, including shares underlying warrants, at December 13, 2002 was 69.2%.

Operations

Merchandise Operations.    In fiscal 2002, our merchandise sales were 40.0% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ending
	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Merchandise sales (in millions)	$998.6	$968.6	$907.6	$731.7	$460.8
Average merchandise sales per store (in thousands)	$765.2	$731.0	$713.8	$666.4	$533.3
Comparable store merchandise sales increase	3.4%	(0.2)%	7.5%	9.6%	5.3%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	33.0%	33.4%	33.3%	33.1%	34.0%

The increase in average merchandise sales per store in fiscal 2002 is primarily due to the fiscal 2002 comparable store merchandise sales increase of 3.4% coupled with the closure of 38 under performing stores.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ending
	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Tobacco products	34.8%	34.6%	35.9%	33.1%	26.8%
Beer and wine	16.3	16.3	16.2	16.1	16.7
Packaged beverages	14.6	14.3	13.7	14.8	15.5
Self-service fast foods and beverages	5.3	6.0	5.3	5.3	6.3
General merchandise, health and beauty care	6.4	5.7	6.7	6.4	6.2
Fast food service	4.2	4.3	3.6	3.0	2.9
Salty snacks	4.0	3.8	3.7	4.0	4.4
Candy	3.5	3.5	3.4	3.8	4.5
Dairy products	2.8	3.0	3.0	3.5	3.4
Bread and cakes	2.3	2.5	2.3	1.8	2.0
Newspapers and magazines	2.0	2.2	2.2	2.9	3.7
Grocery and other merchandise	3.8	3.8	4.0	5.3	7.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 26, 2002, we operated 194 quick service restaurants or full-service fast food concepts within 173 of our locations. In 83 of these stores, we offer products from nationally branded food franchises including Subway®, Hardee’s®, Noble Roman’s®, TCBY®, Blimpie®, Church’s®, Hot Stuff®, Bullets®, Dairy Queen®, Sobicks Subs™, Long John Silver’s®, Baskin-Robbins®, Bojangles® and Krystal®. In addition, we offer a variety of proprietary food service programs featuring breakfast biscuits, fried chicken, deli, pizza, tacos and other hot food offerings in 90 of our locations.

We purchase over 50% of our merchandise from a single wholesale grocer, McLane Company, Inc., a subsidiary of Walmart, Inc. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane which are amortized over the remaining term of the agreement, which expires in October 2007. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

Gasoline Operations.    In fiscal 2002, our gasoline revenues were 59.0% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ending
	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Gasoline sales (in millions)	$1,470.7	$1,652.7	$1,497.7	$923.8	$510.0
Gasoline gallons sold (in millions)	1,171.9	1,142.4	1,062.4	855.7	466.8
Average gallons sold per store (in thousands)	924.2	890.4	856.9	834.8	603.9
Comparable store gallon growth	1.5%	(3.8)%	(2.4)%	5.9%	4.8%
Average retail price per gallon	$1.25	$1.45	$1.41	$1.08	$1.09
Average gross profit per gallon	$0.104	$0.125	$0.132	$0.123	$0.134
Locations selling gasoline	1,253	1,286	1,267	1,152	884
Company-operated branded locations	950	997	997	851	667
Company-operated unbranded locations	291	277	253	279	192
Third-party locations (branded & unbranded)	12	12	17	22	25
Locations with pay-at-pump credit card readers	1,008	1,009	945	682	379
Locations with multi-product dispensers	1,119	1,129	1,085	945	697

The increase in average gallons sold per store in fiscal 2002 is primarily due to the 1.5% increase in comparable store gallon growth, the closure of 38 under performing stores and our continued efforts to remodel and upgrade our gasoline facilities. In fiscal 2002, the gasoline markets were volatile with domestic crude oil hitting a low in November 2001 of approximately $17 per barrel and highs in September 2002 of approximately $31 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We make no assurances that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

We purchase our gasoline from major oil companies and independent refiners. We operate a mix of branded and unbranded locations and we evaluate our gasoline offering on a local market level. Of the 1,253 stores that sold gasoline as of September 26, 2002, 959 (including third-party locations selling under these brands) or 76.5% were branded under the Amoco®, BP®, Chevron®, Citgo®, Shell®, Mobil® or Texaco® brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are approximately 25 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and unbranded) turn approximately every six days.

As of September 26, 2002, we owned the gasoline operations at 1,241 locations and at 12 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, we own the gasoline storage tanks, pumping equipment and canopies, and retain 100% of the gross profit received from gasoline sales. In fiscal 2002, these locations accounted for approximately 99% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays us approximately 50% of the gross profit. In fiscal 2002, third-party locations accounted for approximately 1% of the total gallons we sold. We are phasing out third-party arrangements because our company-operated locations are more profitable.

Commission Revenue.    In fiscal 2002, our commission revenues represented 1.0% of our total revenue. Our commission revenue is derived from lottery ticket sales, money orders, car wash, public telephones, amusement and video gaming and other ancillary product and service offerings. This category is an important aspect of our merchandise operations because we believe it attracts new customers as well as provides additional services for existing customers. The following table highlights certain information regarding commissions and the sources of commissions from services for the last five fiscal years:

	Fiscal Year Ending
	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Commission revenue (in millions)	$24.7	$21.7	$25.9	$23.4	$14.1
Average commission revenue per store (in thousands)	$19.2	$16.9	$21.2	$21.3	$16.4
Commission revenue by category (as a percentage of total commission revenue):
Lottery ticket sales	37.2%	32.0%	29.1%	26.9%	39.3%
Money orders	14.0	15.5	12.6	13.6	14.9
Car wash	11.6	14.5	10.2	8.0	1.7
Public telephones	8.5	11.0	11.1	12.3	13.3
Amusement and video gaming	5.2	6.6	18.6	28.9	25.1
Other	23.5	20.4	18.4	10.3	5.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The increase in commission revenue in fiscal 2002 is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program. During fiscal 2002, we realized approximately $2.2 million in lottery commission revenue in South Carolina.

Store Locations.    As of September 26, 2002, we operated 1,289 convenience stores located primarily in suburban areas of rapidly growing markets, coastal/resort areas and smaller towns. Almost all of our stores are freestanding structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

	Number of Stores as of Year End					Percent of total stores at Sept. 26, 2002
State	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Florida	494	505	517	533	439	38.3%
North Carolina	331	341	343	336	264	25.7
South Carolina	248	254	251	232	156	19.2
Georgia	56	57	57	12	—	4.4
Mississippi	54	56	37	—	—	4.2
Kentucky	39	42	45	45	46	3.0
Virginia	30	31	30	18	10	2.3
Indiana	15	16	18	20	20	1.2
Tennessee	14	14	15	19	19	1.1
Louisiana	8	8	—	—	—	0.6

Total	1,289	1,324	1,313	1,215	954	100.0%

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment. This process focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores.

Acquisitions.    Beginning in fiscal 1997, we turned our attention from primarily developing new stores to growing by acquisition. We focus on acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling under performing stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years:

	Fiscal Year Ending
	Sept. 26, 2002	Sept. 27, 2001	Sept. 28, 2000	Sept. 30, 1999	Sept. 24, 1998
Number of stores at beginning of period	1,324	1,313	1,215	954	390
Acquired or opened	3	47	145	300	653
Closed or sold	(38)	(36)	(47)	(39)	(89)

Number of stores at end of period	1,289	1,324	1,313	1,215	954

Upgrading of Store Facilities and Equipment.    During fiscal 2002 and fiscal 2001, we upgraded the facilities and equipment, including gasoline equipment, at many of our existing and acquired store locations. These upgrades cost approximately $16.8 million in fiscal 2002 and $21.7 million in fiscal 2001. This store renovation program is an integral part of our operating strategy. We continually evaluate the performance of individual stores and periodically upgrade store facilities and equipment based on sales volumes, the lease term for leased locations and management’s assessment of the potential return on investment. Typically upgrades for stores include improvements to:

•	sales floors, including redesign and new merchandise shelving,

•	interior fixtures and updated equipment for self-service food and beverages,

•	interior lighting,

•	in-store restrooms for customers and

•	exterior painting, lighting and signage.

The upgrading program for our gasoline operations includes:

•	the addition of automated gasoline dispensing and payment systems, such as multi-product dispensers and pay-at-the-pump credit card readers,

•	strategic gasoline branding and re-imaging investments,

•	enhancement of customer convenience and service and

•	the installation of underground storage tank leak detection and other equipment in accordance with applicable Environmental Protection Agency (EPA) regulations.

For further discussion of the EPA and other environmental regulations, see “Government Regulation and Environmental Matters.”

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

Technology and Store Automation

We continue to invest a portion of our capital spending on technology-based initiatives to improve organizational efficiency, track and influence operational performance and provide management with enhanced decision support tools. Our Retail Automation System Project has been the building block to support our rapid growth, enhance our ability to transform detailed transaction data into useful operational, marketing and financial information and support synergies throughout the Company.

Over the last three fiscal years, we have invested capital and resources to:

•	enhance our systems infrastructure to support continued growth and improve the delivery and reliability of enhanced applications,

•	reduce the number and standardize the point-of-sale vendors throughout the entire retail network,

•	implement and enhance an industry-specific general ledger and retail automation software designed to improve internal cash and inventory controls and increase the transaction level data collected,

•	build and implement an electronic price book for each store in our network which supports item level receiving, electronic invoicing point-of-sale scanning and

•	develop and utilize package applications to improve store level gasoline pricing, gasoline and merchandise inventory management and enhance decision support tools.

During fiscal 2002, we continued to enhance and expand the scope of our Retail Automation System to invest in programs and system upgrades targeted to improve store level gasoline pricing, gasoline and merchandise inventory management and decision support tools. These systems include:

•
Gasoline Pricing System—an internally developed program that has been further enhanced with features designed to capture, analyze and increase gasoline gross profit at each of our retail locations. On a store-by-store basis, the system compares our retail prices to competitors and tracks trends in pricing, gasoline volume and total retail unit gross profit.

•
Telafuel®—a gasoline inventory management tool developed by TelaPoint, Inc., which allows us to coordinate fuel inventory management with our gasoline hauling vendors and has helped control and reduce average inventory levels and, thus, improve working capital.

•
Retail Explorer®—an industry-specific site planning tool developed by MPSI Systems, Inc. This system is used for competitive market analysis, site selection, strategic planning and capital allocation decisions.

•
Point-of-sale integration and scanning—the next major phase in our store automation strategy. At fiscal year end, of the approximately 300 stores scheduled to be implemented during the initial rollout, 84% were polling and 12% of these stores were scanning. The data that this system will provide will be used to further enhance the decision making tools that our marketing department uses to facilitate sales analysis and recognition of market and customer trends.

We will continue to evaluate and invest in strategic technology-based initiatives to improve our operating efficiency, strengthen internal controls and reporting systems, enhance our financial performance and promote our long-term strategic objectives.

Trade Names, Service Marks and Trademarks

We have registered or applied for registration a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Bean Street Coffee Company®, Big Chill®, Celeste™, Lil’ Champ Food Store®, Handy Way®, Quick Stop, Kangaroo®, Fast Lane®, Big K, Mini Mart, Depot, Food Chief®, Express Stop, Sprint and Smokers Express. We regard our intellectual property as having significant value and as being an important factor in the marketing of our company and our convenience stores. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of November 27, 2002, we maintain letters of credit in the aggregate amount of approximately $1.1 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana. As of September 26, 2002, we met our financial responsibility through a combination of letters of credit and surety bonds. We also rely upon the reimbursement provisions of applicable state trust funds. Legislative and administrative rulemaking amendments in Indiana that became effective in November 2001 enable us to reduce our Indiana financial responsibility coverage from $1.0 million to $60 thousand. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. Environmental reserves of $13.3 million at September 26, 2002 represent estimates for future remediation, tank removal and litigation associated with 710 known contaminated sites. During the next five fiscal years, we may spend up to $1.6 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $11.7 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Employees

As of September 26, 2002, we employed approximately 8,064 full-time and 1,438 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 8,996 of our employees are employed in our stores and 506 are corporate and field management personnel. None of our employees are represented by unions. We consider our employee relations to be good.

Executive Officers

The following table provides information on our executive officers. There are no family relationships between any of our executive officers or directors:

Name	Age	Position with our company
Peter J. Sodini	61	President, Chief Executive Officer and Director
William T. Flyg	60	Vice President, Finance and Chief Financial Officer
Steven J. Ferreira	46	Senior Vice President, Administration
Douglas M. Sweeney	63	Vice President, Operations
Joseph A. Krol	54	Vice President, Operations
David M. Zaborski	47	Vice President, Marketing
Gregory J. Tornberg	37	Vice President, Gasoline Marketing

Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini has served as a director since November 1995.

William T. Flyg has served as our Vice President, Finance and Chief Financial Officer since January 1997. Mr. Flyg was employed by Purity Supreme, Inc. as Chief Financial Officer from January 1992 until that company was sold in November 1995, at which time he continued as an employee of Purity Supreme Inc. until December 1996. Due to a recent illness, Mr. Flyg has retired from his position with our company, effective December 11, 2002.

Steven J. Ferreira has served as our Senior Vice President, Administration since February 2001 and prior to that served as Vice President, Strategic Planning since May 1997. Prior to joining The Pantry he was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and finally Chief Operating Officer for the company.

Douglas M. Sweeney has served as our Vice President, Operations since March 1996. From December 1991 to December 1995, Mr. Sweeney was Senior Vice President, Operations of Purity Supreme, Inc. Effective September 26, 2002, Mr. Sweeney retired from his position with our company.

Joseph A. Krol has served as our Vice President, Operations since October 1998 and served as our Region Vice President, Operations from August 1996 to October 1998.

David M. Zaborski has served as Vice President, Marketing since November 2001 and served as Vice President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Prior to June 2000, Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Gregory J. Tornberg has served as Vice President, Gasoline Marketing since February 2001. Prior to February 2001, Mr. Tornberg held several positions with The Pantry, including Director of Gasoline Marketing, since joining in 1993.

Item 2.     Properties

We own the real property at 366 of our stores and lease the real property at 923 of our stores. Management believes that none of these leases are individually material. Most of these leases are net leases requiring us to pay taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2002 was $56.0 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Number of Stores
2003-2005	40
2006-2010	109
2011-2015	112
2016-2020	69
2021-2025	109
2026-2030	89
2031-2035	267
2036 and thereafter	128

Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal penalty to us.

When appropriate, we have chosen to sell and then lease back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization and/or proximity to high volume streets) and the economic terms of such sale-leaseback transactions.

We own our corporate headquarters, a three-story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. In connection with our fiscal 2001 restructuring plan, we closed a leased facility in Jacksonville, Florida which housed certain administrative staff. Management believes that our headquarters are adequate for our present and foreseeable needs.

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

We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. For more information about these cleanup costs and liabilities, see “Item 1. Business—Government Regulation and Environmental Matters” and “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Environmental Considerations.”

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Our Common Equity and Related Stockholder Matters

(a) Market Information—Our common stock, $.01 par value, represents our only voting securities. There are 18,107,597 shares of common stock issued and outstanding as of December 13, 2002. Our common stock is traded on the NASDAQ National Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported on the NASDAQ National Market through September 26, 2002.

	2002		2001
Quarter	High	Low	High	Low
First	$7.30	$5.12	$13.50	$7.88
Second	$5.70	$3.40	$11.50	$8.38
Third	$4.77	$3.16	$9.38	$6.00
Fourth	$3.55	$2.01	$10.25	$6.55

(b) Holders—As of December 13, 2002, there were 63 holders of record of our common stock.

(c) Dividends—During the last two fiscal years, we have not paid any cash dividends on our common stock. We intend to retain earnings to support operations, to reduce debt and to finance expansion and do not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. The payment of any cash dividends is prohibited under restrictions contained in the indentures relating to our senior subordinated notes and our senior credit facility. See “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

Item 6.     Selected Financial Data

The following table sets forth historical consolidated financial data and store operating data for the periods indicated. The selected historical annual consolidated financial data is derived from, and is qualified in its entirety by, our Consolidated Financial Statements, including those contained elsewhere in this report. The information should be read in conjunction with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In the following table, dollars are in millions, except per store and per gallon data and as otherwise indicated.

	September 26, 2002	September 27, 2001	September 28, 2000	September 30, 1999	September 24, 1998
Statement of Operations Data:
Revenues:
Merchandise sales	$998.6	$968.6	$907.6	$731.7	$460.8
Gasoline sales	1,470.7	1,652.7	1,497.7	923.8	510.0
Commissions	24.7	21.7	25.9	23.4	14.1

Total revenues	2,494.1	2,643.0	2,431.2	1,678.9	984.9
Gross profit	475.4	487.6	468.4	370.8	233.3
Operating, general and administrative expenses	367.3	364.1	337.1	262.9	172.9
Unusual charges	—	4.8 [i]	—	—	1.0 [l]
Depreciation and amortization [a]	54.3	63.5	56.1	42.8	27.6

Income from operations	53.9	55.2	75.2	65.2	31.8
Interest expense	(51.6)	(58.7)	(52.3)	(41.3)	(28.9)
Income [loss] before other items	1.8	(2.7)	24.8	24.8	4.7
Extraordinary loss	—	—	—	(3.6)[j]	(8.0)[m]
Net income [loss]	$1.8	$(2.7)	$14.0	$10.4	$(3.3)
Net income [loss] applicable to common shareholders [b]	$1.8	$(2.7)	$14.0	$6.2	$(6.3)
Adjusted net income [c]	$2.4	$10.2	$17.4	$13.4	$5.0
Earnings [loss] per share before extraordinary loss:
Basic	$0.10	$(0.15)	$0.77	$0.71	$(0.18)
Diluted	$0.10	$(0.15)	$0.74	$0.65	$(0.16)
Weighted-average shares outstanding:
Basic	18,108	18,113	18,111	13,768	9,732
Diluted	18,109	18,113	18,932	15,076	11,012
Dividends paid on common stock	—	—	—	—	—
Other Financial Data:
EBITDA [d]	$108.1	$123.5	$131.2	$108.0	$60.5
Net cash provided by [used in]:
Operating activities	$54.0	$76.7	$88.2	$68.6	$48.4
Investing activities	(20.3)	(93.9)	(148.7)	(228.9)	(285.4)
Financing activities	(42.0)	14.5	82.7	157.1 [j]	268.4
Gross capital expenditures [e]	26.5	43.6	56.4	47.4	42.1
Capital expenditures, net [f]	18.8	31.6	32.1	30.1	27.7
Ratio of earnings to fixed charges [g]	1.0	—	1.4	1.4	1.1
Store Operating Data:
Number of stores [end of period]	1,289	1,324	1,313	1,215	954
Average sales per store:
Merchandise sales [in thousands]	$765.2	$731.0	$713.8	$666.4	$533.3
Gasoline gallons [in thousands]	924.2	890.4	856.9	834.8	603.9
Comparable store sales [h]:
Merchandise	3.4%	(0.2)%	7.5%	9.6%	5.3%
Gasoline gallons	1.5%	(3.8)%	(2.4)%	5.9%	4.8%
Operating Data:
Merchandise gross margin	33.0%	33.4%	33.3%	33.1%	34.0%
Gasoline gallons sold [in millions]	1,171.9	1,142.4	1,062.4	855.7	466.8
Average retail gasoline price per gallon	$1.25	$1.45	$1.41	$1.08	$1.09
Average gasoline gross profit per gallon	$0.104	$0.125	$0.132	$0.123	$0.134
Operating, general and administrative expenses as a percentage of total revenues	14.7%	13.8%	13.9%	15.7%	17.6%
Operating income as a percentage of total revenues	2.2%	2.1%	3.1%	3.9%	3.2%
Balance Sheet Data [end of period]:
Working capital deficiency	$(43.4)	$(29.8)	$(4.9)	$(20.4)	$(9.0)
Total assets	909.7	945.4	930.9	793.7	554.8
Total debt and capital lease obligations	521.1	559.6	541.4	455.6	340.7
Shareholders’ equity	115.2	111.1	118.0	104.2 [k]	39.3

NOTES TO SELECTED FINANCIAL DATA

[a] During fiscal 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill.

[b] Net income (loss) applicable to common shareholders represents net income (loss) adjusted for our preferred stock dividend requirements and any redemption of preferred stock in excess of the carrying amount.

[c] Adjusted net income excludes changes in the fair market value change in non-qualifying derivatives, restructuring and other charges and goodwill amortization.

[d] “EBITDA” represents income from operations before depreciation and amortization, restructuring and other non-recurring charges. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data or as a measure of profitability or liquidity. We have included information concerning EBITDA as one measure of our cash flow and our historical ability to service debt and because, we believe investors find this information useful. EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

[e] Purchases of assets to be held for sale are excluded from these amounts.

[f] Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and sale-leaseback transactions.

[g] For purposes of determining the ratio of earnings to fixed charges: (i) earnings consist of income (loss) before income tax benefit (expense) and extraordinary item plus fixed charges and (ii) fixed charges consist of interest expense, amortization of deferred financing costs, preferred stock dividends and the portion of rental expense representative of interest (deemed to be one-third of rental expense). Our earnings were inadequate to cover fixed charges by $1.8 million for fiscal 2001.

[h] The stores included in calculating comparable store sales growth are existing or replacement stores which were in operation for both fiscal years of the comparable period.

[i] During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.

[j] On January 28, 1999, we redeemed $49.0 million in principal amount of our senior notes and paid accrued and unpaid interest up to, but not including, the date of purchase and a 4% call premium. We recognized an extraordinary loss of approximately $3.6 million in connection with the repurchase of the senior notes including the payment of the 4% call premium of $2.0 million, fees paid in connection with the amendments and commitments under our bank credit facility and the write-off of deferred financing costs related to our repayment of our former bank credit facility.

[k] On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in net proceeds, before expenses.

[l] During fiscal 1998, we recorded an integration charge of approximately $1.0 million for costs of combining our existing business with the acquired business of Lil’ Champ.

[m] On October 23, 1997 in connection with the Lil’ Champ acquisition, we completed the offering of our senior subordinated notes and, in a related transaction, completed a tender offer and consent solicitation with respect to our senior notes. The tender offer resulted in our purchasing $51.0 million in principal amount of the senior notes at a purchase price of 110% of the aggregate principal amount plus accrued and unpaid interest and other related fees. In connection with this repurchase, we incurred an extraordinary loss of approximately $8.0 million related to cost of the tender offer and consent solicitation and write-off of deferred financing costs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Financial Data” and our Consolidated Financial Statements and the accompanying notes located elsewhere in this Report. Additional discussion and analysis related to fiscal 2002 is contained in our Quarterly Reports on Form 10-Q, as amended, and our Current Reports on Form 8-K.

Safe Harbor Discussion

This Annual Report on Form 10-K, including without limitation, our discussion and analysis of our financial condition and results of operations contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by the Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans and strategies are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements. For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” located on Page 28. The forward-looking statements included in this Annual Report on Form 10-K are based on, and include, the Company’s estimates as of December 20, 2002. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so.

Introduction

The Pantry, Inc. is the leading convenience store retailer in the Southeast and is the second largest independently operated chain in the United States. As of September 26, 2002, we operated 1,289 retail outlets located in ten Southeastern states. Our operating strategy is to provide value to our customers by maintaining high store standards and offering a wide selection of quality products at competitive prices. We sell general merchandise, petroleum products and other products and services targeted to appeal to consumers desire for convenience.

Our fiscal 2002 operating performance was impacted by lower gasoline margins per gallon and softness in the economy and in travel and tourism. We believe we gained market share despite these factors by enhancing our merchandise and gasoline offerings coupled with targeted promotional activities. Fiscal 2002 results also reflect higher expenses associated with increased insurance costs, closed store charges and consulting fees associated with our gasoline branding and sourcing project. The impact of these factors was partially offset by comparable store volume gains, the savings associated with our fiscal 2001 restructuring plan and ongoing cost saving initiatives.

Our management team is focused on the following initiatives:

•	Enhancing our merchandise and gasoline offerings;

•	Improving our competitive position in key product categories including petroleum products;

•	Remodeling and upgrading our existing retail network and

•	Strengthening our financial position by improving overhead productivity and reducing long-term debt.

The fundamental strength of our business model is our ability to assemble the optimal mix of product offerings for our customers and ongoing focus on execution.

Enhancing our Merchandise Offering.    Throughout fiscal 2002, we continued to enhance our merchandise offering in order to provide customers with an even broader selection of competitively priced products. In addition to offering a wide selection of brand name, high-demand goods and impulse items, which include snack foods, candy, soft drinks, beer and cigarettes, we also continued to expand our fresh food offering and additional convenience items. These included our offering of in-store freshly brewed coffees, our line of private label bottled water, numerous branded quick service restaurants as well as the continued introduction of pre-paid cellular and phone cards throughout our locations. Our merchandising strategy and our initiatives in this segment are aimed at ensuring that our stores are fully stocked with the products, brands and services our customers are looking for and will return to our locations to purchase.

Enhancing our Gasoline Offering.    Our efforts during fiscal 2002 were also focused on enhancing our gasoline offering. Given that gasoline sales remain the single greatest driver of traffic to our stores, our ongoing ability to offer the right selection of branded and unbranded products throughout the markets we serve remains significant. During the year, we worked together with outside consultants to fully review the logistics of our gasoline operations and our branding strategies in key markets. Our aim was to better rationalize our offering according to consumer preferences in various markets, consolidate the brands we offer, expand our proprietary Kangaroo brand where appropriate and renegotiate our agreements and partnerships with suppliers in line with the realities of current market conditions.

Improving our Competitive Position.    Given the highly competitive nature of the convenience store industry, we remained focused throughout the year on further strengthening our competitive position. In stores, our efforts were grounded in a comprehensive repositioning program, which we began in fiscal 2002 and completed in more than 700 of our stores by year end. This process allowed us to thoroughly evaluate the performance of each of our stores and make necessary adjustments to better meet the demands of our customers and drive in-store traffic. Our efforts included the repositioning of our merchandise offering through price adjustments, a planned increase in promotional activities, changes to in-store placement and assortment and enhanced advertising of key destination categories. Similarly, in our gasoline operations, we continued our commitment to remaining intelligently competitive. We continuously monitored and adjusted our pricing throughout the markets we serve to reflect changes in market conditions and ensure that we maintained an appropriate balance between gasoline volume and gross profit.

Remodeling and Upgrading our Retail Facilities.    See “Store Development and Acquisition Activity” below.

Strengthening Our Financial Position.    Given economic and industry dynamics, we maintained a disciplined approach to discretionary spending in fiscal 2002 and, despite relatively weak gasoline margins, we were able to reduce long-term debt by $40.0 million and end fiscal 2002 with $42.2 million in cash and cash equivalents. In fiscal 2003, we anticipate reducing long-term debt by approximately $43.0 million. During fiscal 2002, we made significant progress in our drive to reduce operating costs and expense. These savings were partially offset by increases in insurance expenses, consulting and professional fees and charges related to our program to close under performing locations. Strengthening our financial position enhances our financial flexibility and, ultimately, supports our goal to communicate value to our customers at quality, convenient retail locations. Collectively, our constant drive for operational excellence and a disciplined store development and acquisition program bolster these initiatives.

Store Development and Acquisition Activity

Given general economic and industry-specific market conditions, in early fiscal 2001, we adopted a fiscally conservative approach to store development and acquisition activity. Though we believe a conservative store development program continues to be fiscally prudent, this does not represent a change in our long-term strategic direction and when conditions improve we plan to accelerate our store development and acquisition programs.

Store Development.    Our fiscal 2002 store development plan and resources were directed toward improving the productivity of our retail network and reimaging and upgrading our growth-oriented locations. In fiscal 2002, we remodeled approximately 60 locations and upgraded approximately 66 other locations. In fiscal 2002, we opened 3 stores located in high growth areas. Starting in fiscal 2003, we anticipate modest increases in our new store activity.

Acquisition Strategy.    Our acquisition strategy has focused on acquiring attractive convenience stores in terms of location, historical operating performance and future prospects for revenue growth and profitability. We seek to improve the productivity and profitability of acquired stores by implementing our merchandise and gasoline programs, eliminating duplicative costs, reducing overhead and centralizing functions such as purchasing and information technology. We believe acquiring locations with demonstrated operating results involves lower risk and is generally an economically attractive alternative to traditional site development. We also believe a disciplined acquisition program can be constantly tailored to optimally balance our long-term growth objectives with current market conditions and acquisition prices.

Results of Operations

We use the concept of “adjusted earnings”, “adjusted net income” and “adjusted income from operations” in our discussions of financial results in an effort to enhance the comparability of our results for all fiscal periods presented. Generally, items adjusted from reported results are (i) non-recurring items or amounts relating to the adoption of new accounting standards; (ii) amounts material enough to impact the comparability of our financial results from period to period and (iii) items and amounts management believes should be excluded from results of operations to provide interested parties with results reported on a “like basis”.

For our Annual Report on Form 10-K for the fiscal year ended September 26, 2002, adjusted earnings exclude (i) changes in the fair market value of interest rate derivatives, (ii) restructuring charges and (iii) goodwill amortization. These adjustments are highlighted in the tables preceding our discussion of results of operations for each comparative period.

Fiscal 2002 Compared To Fiscal 2001

The table below provides a summary of our statements of operations and details our fiscal 2002 and fiscal 2001 adjustments related to restructuring and other charges, fair market value changes in non-qualifying derivatives and the adoption of SFAS No. 142. In the table, dollars are in millions, except per share and per gallon data.

	Year Ended September 26, 2002 [a]			Year Ended September 27, 2001 [a]
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Total revenues	$2,494.1	$—	$2,494.1	$2,643.0	$—	$2,643.0
Cost of sales	2,018.7	—	2,018.7	2,155.4	—	2,155.4

Gross profit	475.4	—	475.4	487.6	—	487.6
Operating, general and administrative expenses	367.3	—	367.3	364.1	—	364.1
Restructuring and other non-recurring charges [b]	—	—	—	4.8	(4.8)	—
Depreciation and amortization [c]	54.3	—	54.3	63.5	(9.7)	53.8

Income from operations	53.9	—	53.9	55.2	14.5	69.7
Interest and miscellaneous expense [d]	50.9	(0.9)	50.0	57.0	(4.2)	52.7

Income (loss) before taxes	2.9	0.9	3.9	(1.8)	18.8	17.0
Tax expense [e]	(1.1)	(0.4)	(1.5)	(0.9)	(5.9)	(6.8)

Net income (loss)	$1.8	$0.6	$2.4	$(2.7)	$12.8	$10.2
Earnings (loss) per diluted share	$0.10	$0.03	$0.13	$(0.15)	$0.71	$0.56
Selected Financial Data:
EBITDA	$108.1			$123.5
Merchandise margin	33.0%			33.4%
Gasoline gallons	1,171.9			1,142.4
Gasoline margin per gallon	$0.1037			$0.1246
Gasoline retail per gallon	$1.25			$1.45
Comparable store data:
Merchandise sales %	3.4%			(0.2)%
Gasoline gallons %	1.5%			(3.8)%
Number of stores:
End of period	1,289			1,324
Weighted-average store count	1,305			1,325

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal 2001 restructuring plan.
[c]	Fiscal 2001 has been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2001, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 and fiscal 2002 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for fiscal 2002 was $2.5 billion compared to $2.6 billion for fiscal 2001, a decrease of $149.0 million or 5.6%. The decrease in total revenue is primarily due to a 13.8% decrease in our average retail price of gasoline gallons sold and a 1.5% decline in average store count. The impact of these factors was partially offset by comparable store increases in merchandise sales and gasoline gallons of 3.4% and 1.5%, respectively, as well as higher commission revenue and the effect of the full year impact of our fiscal 2001 acquisitions.

Merchandise Revenue.    Total merchandise revenue for fiscal 2002 was $998.6 million compared to $968.6 million for fiscal 2001, an increase of $30.0 million or 3.1%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 3.4% and the effect of a full year of merchandise revenue from our fiscal 2001 acquisitions. The impact of these factors was partially offset by lost volume from closed stores. The comparable store volume increases were primarily due to our efforts to enhance and reposition our merchandise offerings, to increase promotional activity and to more aggressively price key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2002 was $1.5 billion compared to $1.7 billion for fiscal 2001, a decrease of $182.0 million or 11.0%. The decrease in gasoline revenue is primarily due to lower average gasoline retail prices and lost volume from closed stores. In fiscal 2002, our average retail price of gasoline was $1.25 per gallon, which represents a $0.20 per gallon or 13.8% decrease in average retail price from fiscal 2001. The impact of the decline in average retail price and fewer retail locations was partially offset by gasoline gallon comparable store volume increases of 1.5%.

In fiscal 2002, gasoline gallon volume was 1.2 billion gallons, an increase of 29.6 million gallons or 2.6% over fiscal 2001. The increase in gasoline gallons was primarily due to the effect of a full year of gasoline volume from fiscal 2001 acquisitions and a comparable store gasoline volume increase of 1.5%. The fiscal 2002 comparable store gallon increase was primarily due to a more consistent and competitive gasoline pricing philosophy as well as the impact our upgrade and remodel activity had on gallon volume.

Commission Revenue.    Total commission revenue for fiscal 2002 was $24.7 million compared to $21.7 million for fiscal 2001, an increase of $3.0 million or 13.8%. The increase in commission revenue is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Our fiscal 2002 gross profit was $475.4 million compared to $487.6 million for fiscal 2001, a decrease of $12.2 million or 2.5%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by comparable store volume increases and the increase in commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $329.1 million for fiscal 2002 compared to $323.6 million for fiscal 2001, an increase of $5.5 million or 1.7%. This increase is primarily attributable to the increase in merchandise revenue discussed above, partially offset by a 40 basis points decline in our merchandise margin. Our merchandise gross margin decline to 33.0% for fiscal 2002 was primarily driven by our heightened promotional activity and more aggressive retail pricing in key categories, including cigarettes. We believe these initiatives were instrumental in increasing comparable store merchandise revenue and ultimately increasing merchandise gross profit dollars.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $121.5 million for fiscal 2002 compared to $142.3 million for fiscal 2001, a decrease of $20.8 million or 14.6%. The decrease is primarily attributable to a 2.1 cents per gallon decline in gasoline margin, and was partially offset by the comparable store gasoline gallon increase of 1.5% and the contribution of stores acquired or opened since September 28, 2000. Gasoline gross profit per gallon was 10.4 cents in fiscal 2002 compared to 12.5 cents in fiscal 2001. The decrease was due to fluctuations in petroleum markets, particularly in the second and fourth quarters of fiscal 2002, competition factors influenced by general market and economic indicators as well as our efforts to maintain a more consistent and competitive gasoline pricing philosophy.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2002 were $367.3 million compared to $364.1 million for fiscal 2001, an increase of $3.2 million or 0.9%. The increase in operating expenses is primarily due to increases in lease and insurance expenses as well as expenses associated with closed store activity. The increases associated with these factors were partially offset by savings associated with our restructuring initiatives.

Income from Operations.    Income from operations for fiscal 2002 was $53.9 million compared to $55.2 million for fiscal 2001, a decrease of $1.3 million or 2.4%. The decrease was primarily attributable to a 2.1 cents decline in gasoline margin per gallon as well as the operating, general and administrative expense variances discussed above. These decreases were partially offset by the positive commission revenue and merchandise gross profit variances discussed above as well as a $9.3 million decrease in depreciation and amortization expense primarily as a result of the adoption of SFAS No. 142 and the absence of $4.8 million in restructuring charges incurred in fiscal 2001. Adjusted income from operations for fiscal 2001, which excludes goodwill amortization and restructuring and other non-recurring charges, was $69.7 million.

EBITDA.    EBITDA represents income from operations before depreciation and amortization and restructuring and other non-recurring charges. EBITDA for fiscal 2002 was $108.1 million compared to $123.5 million for fiscal 2001, a decrease of $15.4 million or 12.5%. The decrease is primarily due to the items discussed above.

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

Interest Expense (see—“Liquidity and Capital Resources—Long-Term Debt”).    Interest expense in fiscal 2002 was $51.6 million compared to $58.7 million for fiscal 2001, a decrease of $7.1 million or 12.1%. In fiscal 2002, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes, $19.1 million on our senior credit facility, $8.8 million in settlements on our interest rate swaps, $2.2 million in capital lease interest and $926 thousand in fair value adjustments associated with our non-qualifying derivative instruments. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average outstanding borrowings and the change in fair market value of our non-qualifying interest rate derivatives, partially offset by an increase in our interest rate swap settlements of $7.0 million.

Income Tax Expense.    We recorded income tax expense of $1.1 million in fiscal 2002 compared to $871 thousand for fiscal 2001. The increase in income tax expense was primarily attributable to the increase in income before taxes partially offset by a decline in our effective tax rate to 38.5%. The change in our effective tax rate for fiscal 2002 was primarily due to the elimination of non-deductive goodwill amortization expense associated with our adoption of SFAS No. 142.

Net Income or Loss.    Net income for fiscal 2002 was $1.8 million compared to a net loss of $2.7 million for fiscal 2001, an increase of $4.5 million or 167.9%. The increase is due to the items discussed above. Adjusted net income for fiscal 2002, which excludes the fair market value change in non-qualifying derivatives, restructuring and other charges and goodwill amortization was $2.4 million compared to adjusted net income of $10.2 million in fiscal 2001.

Fiscal 2001 Compared To Fiscal 2000

Store Activity.    We acquired 143 locations during fiscal 2000 and 45 locations during fiscal 2001. These store additions and acquisitions have had a significant impact on our financial condition and results of operations since each of their respective transaction dates. Our Statements of Operations for the fiscal years presented include results of operations for each of the acquisitions from the date of each acquisition only. For fiscal 2001 acquisitions, the Consolidated Statements of Operations for the fiscal year ending September 28, 2000 does not include the assets, liabilities and results of operations relating to these acquisitions. As a result, comparisons of fiscal 2001 results to prior fiscal years are impacted materially and the underlying performance of same store results is obscured.

The table below provides a summary of our statements of operations and details our pro forma adjustments related to restructuring and other charges, fair market value changes in non-qualifying derivatives and the adoption of SFAS No. 142 (amounts in million, except per share, margin and store data):

	Year Ended September 27, 2001 [a]			Year Ended September 28, 2000 [a]
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Total revenues	$2,643.0	$—	$2,643.0	$2,431.2	$—	$2,431.2
Cost of sales	2,155.4	—	2,155.4	1,962.8	—	1,962.8

Gross profit	487.6	—	487.6	468.4	—	468.4
Operating, general and administrative expenses	364.1	—	364.1	337.1	—	337.1
Restructuring and other non-recurring charges [b]	4.8	(4.8)	—	—	—	—
Depreciation and amortization [c]	63.5	(9.7)	53.8	56.1	(6.0)	50.1

Income from operations	55.2	14.5	69.7	75.2	6.0	81.2
Interest and miscellaneous expense [d]	57.0	(4.2)	52.7	50.4	—	50.4

Income (loss) before taxes	(1.8)	18.8	17.0	24.8	6.0	30.8
Tax expense [e]	(0.9)	(5.9)	(6.8)	(10.8)	(2.6)	(13.4)

Net income (loss)	$(2.7)	$12.8	$10.2	$14.0	$3.4	$17.4
Earnings per diluted share	$(0.15)	$0.71	$0.56	$0.74	$0.18	$0.92
Selected Financial Data:
EBITDA	$123.5			$131.2
Merchandise margin	33.4%			33.3%
Gasoline gallons	1,142.4			1,062.4
Gasoline margin per gallon	$0.1246			$0.1317
Gasoline retail per gallon	$1.45			$1.41
Comparable store data:
Merchandise sales %	(0.2)%			7.5%
Gasoline gallons %	(3.8)%			(2.4)%
Number of stores:
End of period	1,324			1,313
Weighted-average store count	1,325			1,271

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2001 has been adjusted to exclude charges resulting from our fiscal 2001 restructuring plan.
[c]	Fiscal 2001 and 2000 have been adjusted as if SFAS No. 142 were adopted at the beginning of fiscal 2000, which would have eliminated goodwill amortization.
[d]	Fiscal 2001 has been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[e]	The adjustment to income tax expense reflects the tax impact of the adjustments outlined above.

Total Revenue.    Total revenue for fiscal 2001 was $2.6 billion compared to $2.4 billion for fiscal 2000, an increase of $211.9 million or 8.7%. The increase in total revenue is primarily due to (i) the revenue from stores acquired in fiscal 2001 of $121.2 million, (ii) the effect of a full year of revenue from fiscal 2000 acquisitions of approximately $149.0 million and (iii) a 2.8% increase in our average retail price of gasoline gallons sold. These increases were partially offset by comparable store declines in merchandise sales and gasoline gallons of 0.2% and 3.8%, respectively, as well as lower commission revenue. The comparable store volume declines were primarily due to (i) the lower consumer spending associated with the economic downturn, (ii) greater volatility in wholesale gasoline costs and higher gasoline retail prices and (iii) increased competition in selected markets.

Merchandise Revenue.    Total merchandise revenue for fiscal 2001 was $968.6 million compared to $907.6 million for fiscal 2000, an increase of $61.1 million or 6.7%. The increase in merchandise revenue is primarily due to the revenue from stores acquired in fiscal 2001 of $34.0 million and the effect of a full year of merchandise revenue from fiscal 2000 acquisitions of approximately $46.6 million, partially offset by a comparable store merchandise sales decline of 0.2%.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2001 was $1.7 billion compared to $1.5 billion for fiscal 2000, an increase of $155.0 million or 10.4%. The increase in gasoline revenue is primarily due to the revenue from stores acquired in fiscal 2001 of $86.9 million, the effect of a full year of gasoline revenue from fiscal 2000 acquisitions of approximately $101.5 million and the impact of rising gasoline retail prices. In fiscal 2001, our average retail price of gasoline was $1.45 per gallon, which represents a $0.04 per gallon or 2.8% increase in average retail price from fiscal 2000. These increases were partially offset by a gasoline gallon comparable store volume decline of 3.8%.

In fiscal 2001, total gasoline gallons were 1.1 billion gallons, an increase of 80.0 million gallons or 7.5% over fiscal 2000. The increase in gasoline gallons is primarily due to gasoline gallon volume of 61.2 million from stores acquired in fiscal 2001 and the effect of a full year of gasoline gallon volume from fiscal 2000 acquisitions of approximately 71.3 million, partially offset by comparable store gasoline gallon volume decreases of 3.8% or a decrease of approximately 34.7 million gallons. The fiscal 2001 same store gasoline gallon decline was primarily due to lower demand coupled with heightened competitive factors. Demand has been influenced by a slowing economy which has resulted in lower consumer spending and less travel, higher gasoline retail prices as a result of wholesale gasoline cost increases and our efforts to manage the balance between gasoline gross profit and gasoline gallon volume.

Commission Revenue.    Total commission revenue for fiscal 2001 was $21.7 million compared to $25.9 million for fiscal 2000, a decrease of $4.2 million or 16.3%. The decrease in commission revenue is primarily due to the loss of approximately $3.9 million in video poker revenue as a result of the July 1, 2000 ban in South Carolina and lower lottery commissions in Florida and Georgia associated with lower consumer spending. These declines were partially offset by revenue from stores acquired in fiscal 2001 of $351 thousand and the effect of a full year of commission revenue from fiscal 2000 acquisitions of approximately $869 thousand.

Total Gross Profit.    Total gross profit for fiscal 2001 was $487.6 million compared to $468.4 million for fiscal 2000, an increase of $19.3 million or 4.1%. The increase in gross profit is primarily due to the gross profit from stores acquired in fiscal 2001 of $17.1 million and the effect of a full year of operations from stores acquired in fiscal 2000 of approximately $26.4 million, partially offset by comparable store volume declines, lower gasoline margins and the decline in commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $323.6 million in fiscal 2001 compared to $302.5 million in fiscal 2000, an increase of $21.1 million or 7.0%. The increase is primarily attributable to the merchandise gross profit from stores acquired in fiscal 2001 of $9.1 million, the effect of a full year of operations from stores acquired in fiscal 2000 of approximately $16.7 million and an increase in merchandise gross margin. These increases were partially offset by a comparable store merchandise revenue decline of 0.2%. Fiscal 2001 merchandise gross margin was 33.4%, a 10 basis point increase over fiscal 2000. The increase was primarily due to margin improvements in selected categories and an increase in food service sales, which earn higher gross margin percentages.

Gasoline Gross Profit Per Gallon Margin.    Gasoline gross profit was $142.3 million in fiscal 2001 compared to $139.9 million in fiscal 2000, an increase of $2.4 million or 1.7%. The increase is primarily attributable to the gasoline gross profit from stores acquired in fiscal 2001 of $7.7 million and the effect of a full year of operations from stores acquired in fiscal 2000 of approximately $8.8 million. These increases were partially offset by a comparable store gasoline gallon volume decline of 3.8% and a decline in gross profit per gallon. Gasoline gross profit per gallon decreased to $0.125 in fiscal 2001 from $0.132 in fiscal 2000 primarily due to increased volatility in wholesale gasoline markets. We believe such markets were volatile due to many factors, including world crude supply and demand fundamentals, domestic fuel inventories and domestic refining capacity. Due to this volatility, our margin per gallon sold on a quarterly basis ranged from a low of $0.114 in our second quarter to a high of $0.134 in our third quarter of fiscal 2001.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2001 were $364.1 million compared to $337.1 million for fiscal 2000, an increase of $27.0 million or 8.0%. The increase in operating expenses is primarily due to the operating and lease expenses associated with the stores acquired in fiscal 2001 of $13.4 million and the effect of a full year of expenses for stores acquired in fiscal 2000 of approximately $20.2 million.

Restructuring and Other Charges.    During fiscal 2001, we recorded $4.8 million in restructuring and other non-recurring charges related to a formal plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina. The restructuring charge consisted of $1.7 million of employee termination benefits, $650 thousand of lease obligations and $490 thousand of legal and other professional consultant fees. During fiscal 2001, we also incurred and expended $1.9 million in other non-recurring charges for related actions. The other non-recurring charges were one-time expenses as a result of this restructuring plan.

Income from Operations.    Income from operations for fiscal 2001 was $55.2 million compared to $75.2 million for fiscal 2000, a decrease of $20.0 million or 26.6%. The decrease is primarily due to the items discussed above and a $7.5 million increase in depreciation and amortization expense associated with acquisition activity and capital expenditures. Adjusted income from operations, which excludes goodwill amortization and restructuring and other non-recurring charges, was $69.7 million in fiscal 2001 compared to $81.2 million in fiscal 2000.

EBITDA.    EBITDA represents income from operations before depreciation and amortization, restructuring and other non-recurring charges. EBITDA for fiscal 2001 was $123.5 million compared to $131.2 million for fiscal 2000, a decrease of $7.7 million or 5.9%. The decrease is primarily due to the items discussed above.

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

Interest Expense (see—“Liquidity and Capital Resources”).    Interest expense in fiscal 2001 was $58.7 million compared to $52.3 million for fiscal 2000, an increase of $6.4 million or 12.2%. In fiscal 2001, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes, $30.2 million on our senior credit facility, $4.2 million in mark-to-market adjustments on our non-qualifying derivative instruments, $1.9 million in capital lease interest and $1.8 million in settlements on our interest rate derivatives. The increase in interest expense was primarily due to a $4.2 million decline in the fair market value of certain non-qualifying derivative instruments and increased borrowings associated with our acquisition activity. These increases were partially offset by a general decline in interest rates.

Income Tax Expense.    In spite of our loss before income taxes of $1.8 million, we recorded income tax expense of $871 thousand in fiscal 2001. Our effective tax rate is negatively impacted by non-deductible goodwill related to certain acquisitions and other permanent book-tax differences.

Net Loss/Income.    Net loss for fiscal 2001 was $2.7 million compared to net income of $14.0 million for fiscal 2000, a decrease of $16.7 million or 119.0%. The decrease is primarily due to lower gasoline margin per gallon, lower comparable store volume, lower commission revenue as well as $9.0 million in pre-tax charges related to our restructuring plan and fair market value adjustments related to certain non-qualifying derivative instruments. Fiscal 2001 adjusted net income, which excludes the fair market value change in non-qualifying derivatives, restructuring and other non-recurring charges and goodwill amortization, was $10.2 million compared to adjusted net income of $17.4 million in fiscal 2000.

Liquidity and Capital Resources

Cash Flows from Operations.    Cash provided by operating activities is our primary source of liquidity and substantially all sales are for cash. Our cash flow from operations is supplemented by proceeds from sale-leaseback transactions and asset dispositions and, as needed, borrowings under our revolving credit facility. We use these funds to finance our operations, pay interest and debt amortization and fund capital expenditures. Net cash provided by operating activities for fiscal 2002 totaled $54.0 million, for fiscal 2001 totaled $76.7 million and for fiscal 2000 totaled $88.2 million. Our decline in net cash provided by operating activities is primarily attributable to a decline in gasoline gross profit and its impact on operating income and EBITDA.

Revolving Credit Facility.    Our $45.0 million revolving credit facility is available to fund working capital financing, general corporate purposes and supports the issuance of standby letters of credit. As of September 26, 2002, we had no borrowings outstanding under the revolving credit facility and we had approximately $18.3 million in available borrowing capacity. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $26.7 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $30.0 million. In fiscal 2003, we anticipate amending our senior credit facility to include, among other things, amending our limit on outstanding letters of credit. Until our revolving credit facility terms are amended, we may have to finance certain purchase obligations and insurance liabilities with cash deposits or other financing alternatives.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2002 were $31.5 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $6.2 million in proceeds from sale-leaseback transactions in fiscal 2002 and $3.5 million during fiscal 2001.

In fiscal 2002, we received approximately $6.5 million in proceeds from asset dispositions and vendor reimbursements bringing total proceeds including sale-leaseback transactions to $12.7 million. Therefore, our net capital expenditures, excluding all acquisitions, for fiscal 2002 were $18.8 million. We anticipate that net capital expenditures for fiscal 2003 will be approximately $25.5 million.

Cash Flows From Financing Activities.    In fiscal 2002, we made long-term debt principal payments of $40.0 million. At September 26, 2002, our long-term debt consisted primarily of $303.7 million in loans under our senior credit facility and $200.0 million, 10 ¼% senior subordinated notes. See “Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    Our senior credit facility consisted of a $45.0 million revolving credit facility, discussed above, and $303.7 million in outstanding term loans.

During fiscal 2002, we executed an amendment to our senior credit facility that, among other things, modified financial covenants and increased the floating interest rate spread by 50 basis points as long as our consolidated pro forma leverage ratio is greater than 4.5:1. The floating interest rate spread will be reduced by 25 basis points when our consolidated pro forma leverage ratio is less than 4.5:1. The changes to financial covenants, among other things, relaxed our coverage and consolidated pro forma leverage ratios but imposed tighter limits on net capital expenditures and expenditures to acquire related businesses. Our net capital expenditures are limited to $27.5 million in fiscal 2002, $30.0 million in fiscal 2003, $32.5 million in fiscal 2004 and increases to $35.0 million thereafter. In addition, the amendment limits acquisition expenditures to $3.0 million in fiscal 2002 and $15.0 million in fiscal 2003.

Our senior credit facility also contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) declare dividends or redeem or repurchase capital stock; (iii) prepay, redeem or purchase debt; (iv) incur liens; (v) make loans and investments; (vi) make capital expenditures; (vii) engage in mergers, acquisitions or asset sales and (viii) engage in transactions with affiliates. Our senior credit facility also contains financial ratios and tests that must be met with respect to minimum coverage and leverage ratios, pro forma cash flow, maximum business acquisition expenditures and maximum capital expenditures.

Senior Subordinated Notes.    We have outstanding $200.0 million of 10 1/4% senior subordinated notes due October 15, 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. Our senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary’s ability to (i) pay dividends or make distributions, except in amounts not in excess of a percentage of our net income or proceeds of debt or equity issuances and in amounts not in excess of $5.0 million, (ii) issue stock of subsidiaries, (iii) make investments in non-affiliated entities, except employee loans of up to $3.0 million, (iv) repurchase stock, except stock owned by employees in amounts not in excess of $2.0 million with the proceeds from debt or equity issuances, (v) incur liens not securing debt permitted under the senior subordinated notes, (vi) enter into transactions with affiliates, (vii) enter into sale-leaseback transactions or (viii) engage in mergers or consolidations.

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

The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. All of the senior subordinated notes may be redeemed after October 15, 2002 at a redemption price that begins at 105.125% and decreases to 100.0% after October 2005.

Shareholders’ Equity.    As of September 26, 2002, our shareholders’ equity totaled $115.2 million. The increase of $4.1 million in shareholders’ equity is primarily attributable to fiscal 2002 net income of $1.8 million and a decrease of $2.2 million in accumulated other comprehensive deficit related to the fair value changes in our qualifying derivative financial instruments.

Additional paid in capital is impacted by the accounting treatment applied to a 1987 leveraged buyout of the outstanding common stock of our predecessor which resulted in a debit to equity of $17.1 million. This debit had the effect, among others, of offsetting $7.0 million of equity capital invested in us by our shareholders.

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of September 26, 2002:

Contractual Obligations
(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$43,255	$52,912	$88,654	$119,354	$—	$200,000	$504,175
Capital lease obligations	3,448	3,275	2,949	2,728	2,648	20,975	36,023
Operating leases	50,665	49,186	47,028	44,583	43,259	337,910	572,631

Total contractual obligations	$97,368	$105,373	$138,631	$166,665	$45,907	$558,885	$1,112,829

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of September 26, 2002:

Other Commitments
(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Standby letters of credit	$26,749	$—	$—	$—	$—	$—	$26,749

Environmental Considerations.    Environmental reserves of $13.3 million as of September 26, 2002 represent estimates for future expenditures for remediation, tank removal and litigation associated with 710 known contaminated sites as a result of releases and are based on current regulations, historical results and certain other factors. We estimate that approximately $11.7 million of our environmental obligation will be funded by state trust funds and third party insurance.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 160 locations. We anticipate that these capital expenditures will be approximately $16.0 million and will begin during our fiscal 2004. The ultimate costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations which we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Inflation

During fiscal 2002, wholesale gasoline fuel prices remained volatile, hitting a high of approximately $31 per barrel in September 2002 and a low of approximately $17 per barrel in November 2001. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price volatility has had an impact on total revenue, gross profit dollars and gross profit percentage.

General CPI, excluding energy, increased 1.5% during fiscal 2002 and food at home, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our fiscal 2003. We anticipate the adoption of SFAS No. 143 will result in a one-time cumulative effect charge of approximately $2.5 million to $3.0 million. We also anticipate recording a discounted liability of $8.0 million to $9.0 million.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

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

Goodwill Impairment.    We have adopted the provisions of SFAS No. 142, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The valuation required at adoption of SFAS No. 142 indicated an aggregate fair value in excess of our carrying or book value as of September 28, 2001 and, therefore, we have determined that no impairment existed as of September 28, 2001. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuation, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses.

Changes in the long-term economics of the gasoline and convenience store markets, fluctuations in capital markets and competition could impact our fair value measurements which could significantly impact our statement of operations and financial position.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in our common stock, our senior subordinated notes and our senior credit facility. Any of these risk factors, or others not presently known to us or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. In that case, the trading price of our common stock, our senior subordinated notes and our senior credit facility could decline, and you may lose all or part of your investment.

Our Operating Results and Financial Condition are Subject to Fluctuations Caused by Many Factors.    Our annual and quarterly results of operations are affected by a number of factors which can adversely effect our revenue, profitability or cash flow, including without limitation:

•	Competitive pressures from convenience store operators, gasoline stations and other non-traditional operators located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other regulations;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	The interests of our controlling stockholder;

•	Acts of war and terrorism and

•	Other unforeseen factors.

The Convenience Store Industry Is Highly Competitive and Impacted by New Entrants.    The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in terms of the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores and mass merchants. In recent years, several non-traditional retail segments entering the gasoline retail business including supermarkets, club stores and mass merchants have impacted the convenience store industry. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences, competitive offerings and competitive prices to ensure we offer a selection of products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety.

Changes in Economic Conditions may Influence Consumer Preferences and Spending Patterns.    Changes in economic conditions generally or in the Southeast could adversely impact consumer spending patterns and travel and tourism in our market areas. Approximately 47% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions.

Unfavorable Weather Conditions Could Adversely Affect Our Business.    Substantially all of our stores are located in the Southeast region of the United States. Though the Southeast is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow. Approximately 51% of our stores are located in coastal areas and Florida. Inclement weather conditions as well as severe storms in the Southeast could damage our facilities or could have a significant impact on consumer behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

Political Conditions in Oil Producing Regions Could Impact the Price of Wholesale Petroleum Costs and Our Operating Results.    General political conditions and instability in oil producing regions particularly in the Middle East and Venezuela could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline for our unbranded locations and our wholesale purchase costs could be adversely impacted in the event of a shortage as our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic.

Volatility in Crude Oil and Wholesale Petroleum Costs Could Impact Our Operating Results.    In the past three fiscal years, our gasoline revenue accounted for approximately 61.0% of total revenues and our gasoline gross profit accounted for approximately 28.2% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. This volatility makes it is extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic.

Wholesale Cost Increases of Tobacco Products Could Impact our Merchandise Gross Profit.    Sales of tobacco products have averaged approximately 13.9% of our total revenue over the past three fiscal years. Significant increases in wholesale cigarettes costs and tax increase on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers, however due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes; cigarette unit volume and revenues; merchandise gross profit and overall customer traffic.

Changes in Consumer Behavior, Travel and Tourism Could Impact Our Business.    In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and truck traffic and trends in travel, tourism and weather. To meet consumer demands and remain competitive, we must stock our locations with the right mix of products consumers prefer and constantly compare our assortment of products to market research data. If we are unable to obtain and offer an appropriate mix of products, our operating results may be impacted and we may lose customers to other convenience store chains or other channels.

We are Subject to State and Federal Environmental and Other Regulations.    Our business is subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements and other laws and regulations.

Under various federal, state and local laws, ordinances and regulations, we may, as the owner or operator of our locations, be liable for the costs of removal or remediation of contamination at these or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. The failure to properly remediate such contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent such property or to borrow money using such property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at sites where they are located, whether or not such site is owned or operated by such person. Although we do not typically arrange for the treatment or disposal of hazardous substances, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be liable for removal or remediation costs, as well as other related costs, including governmental fines, and injuries to persons, property and natural resources.

Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and the remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank fees and other taxes to state trust funds in support of future remediation obligations. These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments, which could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the continued viability of these funds.

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations, which we may acquire. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental regulations or an increase in regulations could affect operating results and financial condition.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies.

Any appreciable increase in the statutory minimum wage rate would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.

From time to time, regulations are proposed which, if adopted, could have an adverse effect on our business, financial condition or results of operations.

We Depend on One Principal Supplier for The Majority of Our Merchandise.    We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane Company, Inc. We have a contract with McLane until 2007, but we may not be able to renew the contract upon expiration. A change of suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.    We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We will have to use a portion of our cash flow from operations for debt service, rather than for our operations or to implement our growth strategy. As of September 26, 2002, we had consolidated debt including capital lease obligations of approximately $521.1 million and shareholders’ equity of approximately $115.2 million. As of September 26, 2002, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $18.3 million.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate and although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our senior credit facility contains numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, net worth and leverage tests. The indenture governing our senior subordinated notes and our senior credit facility permit us and our subsidiaries to incur or guarantee additional debt, subject to limitations.

Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would adversely affect our business, financial condition and results of operations. For the twelve-month period ending September 27, 2001, we failed to satisfy two financial covenants required by our senior credit facility. During the first quarter of fiscal 2002, we received a waiver from our senior credit group and executed an amendment to the senior credit facility that included, among other things, a modification to financial covenants and certain increases in the floating interest rate. Our ability to respond to changing business conditions and to secure additional financing may be restricted by these covenants, which may become more restrictive in the future. We also may be prevented from engaging in transactions, including acquisitions that may be important to our long-term growth strategy.

Changes in Our Credit Ratings or Trade Credit Terms Could Adversely Impact our Financial Condition and Operating Flexibility.    If the Company’s credit ratings are downgraded, our financial flexibility, borrowing costs, product supply costs and ability to obtain future financing on acceptable terms may be affected. Furthermore, we rely on credit terms provided by our major suppliers including our major wholesaler, gasoline suppliers and other suppliers. Material changes in these credit terms could impact our operating results and financial condition.

The Interests of The Pantry’s Controlling Stockholder May Conflict With Our Interests and The Interests of Our Other Stockholders.    As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. As of December 13, 2002, Freeman Spogli owned 11,815,538 shares of common stock and warrants to purchase 2,346,000 shares of common stock. Freeman Spogli’s beneficial ownership of The Pantry, including shares underlying warrants, at December 13, 2002 was approximately 69.2%. In addition, four of the nine members of our board of directors are representatives of Freeman Spogli.

Because We Depend on Our Senior Management’s Experience and Knowledge of Our Industry, We Would be Adversely Affected if Senior Management Left The Pantry.    We are dependent on the continued efforts of our senior management team, including our President and Chief Executive Officer, Peter J. Sodini. Mr. Sodini’s employment contract terminates in September 2004. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees.

Future Sales of Additional Shares into The Market May Depress The Market Price of The Common Stock.    If our existing stockholders sell shares of common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, or if the market perceives such sales could occur, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

As of September 26, 2002, there are 18,107,597 shares of our common stock outstanding. Of these shares, 6,250,000 shares are freely tradable. 11,815,538 shares are held by affiliate investment funds of Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, affiliates of The Pantry can resell up to 1% of the aggregate outstanding common stock during any three month period. In addition, Freeman Spogli has registration rights allowing them to require us to register the resale of their shares. If Freeman Spogli exercises its registration rights and sell shares of common stock in the public market, the market price of our common stock could decline.

Our Charter Includes Provisions Which May Have The Effect of Preventing or Hindering A Change in Control and Adversely Affecting The Market Price of Our Common Stock.    Our certificate of incorporation gives our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock, without obtaining shareholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of The Pantry by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse affect on the market price of our common stock. We have no present plans to issue any shares of our preferred stock.

Other provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us or hinder a change in management even if doing so would be beneficial to our stockholders. These governance provisions could affect the market price of our common stock.

We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. These measures may be adopted without any further vote or action by our stockholders.

Acts of War and Terrorism Could Impact Our Business.    Acts of war and terrorism could impact general economic conditions and the supply and price of crude oil. In addition, these events may cause damage to our retail facilities and disrupt the supply of the products and services we off in our locations. The factors could impact our revenues, operating results and financial condition.

Any of the above factors may cause actual results to vary materially from anticipated results, historical results or recent trends in operating results and financial condition.

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

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 26, 2002, the interest rate on 75.5% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 70.0% at September 27, 2001.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	September 26, 2002	September 27, 2001
Notional principal amount	$180,000	$180,000
Weighted-average pay rate	6.12%	6.12%
Weighted-average receive rate	1.77%	2.92%
Weighted-average years to maturity	0.87	1.86

We have also entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of September 26, 2002, the fair value of our swap and collar agreements represented a liability of $8.6 million.

Qualitative Disclosures:

Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings,

•	our ability to refinance our senior subordinated notes at maturity at market rates,

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management continues to evaluate our financial position on an ongoing basis.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Independent Auditors’ Report	35
Consolidated Balance Sheets as of September 26, 2002 and September 27, 2001	36
Consolidated Statements of Operations for the years ended September 26, 2002, September 27, 2001 and September 28, 2000	37
Consolidated Statements of Shareholders’ Equity for the years ended September 26, 2002, September 27, 2001 and September 28, 2000	38
Consolidated Statements of Cash Flows for the years ended September 26, 2002, September 27, 2001 and September 28, 2000	39
Notes to Consolidated Financial Statements	41
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves.	S-3
Financial Statement Exhibit:
Exhibit 12.1—Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of
The Pantry, Inc.
Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. (“The Pantry”) and subsidiaries as of September 26, 2002 and September 27, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 26, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of The Pantry’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 26, 2002 and September 27, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Raleigh, North Carolina
November 12, 2002

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	September 26, 2002	September 27, 2001
ASSETS
Current assets:
Cash and cash equivalents	$42,236	$50,611
Receivables (net of allowance for doubtful accounts of $159 at September 26, 2002 and $146 at September 27, 2001).	34,316	30,424
Inventories (Note 3)	84,437	81,687
Prepaid expenses	3,499	3,521
Property held for sale	388	1,644
Deferred income taxes (Note 10)	1,414	2,591

Total current assets	166,290	170,478

Property and equipment, net (Notes 4 and 11)	435,518	466,134

Other assets:
Goodwill (Note 2 and 5)	277,874	277,665
Deferred financing costs (net of accumulated amortization of $8,854 at September 26, 2002 and $6,584 at September 27, 2001)	8,965	10,299
Environmental receivables (Note 12)	11,696	10,428
Other	9,355	10,444

Total other assets	307,890	308,836

Total assets	$909,698	$945,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	$43,255	$40,000
Current maturities of capital lease obligations (Note 11)	1,521	1,363
Accounts payable	93,858	94,169
Accrued interest (Note 6)	13,175	11,163
Accrued compensation and related taxes	10,785	12,514
Other accrued taxes	17,463	14,515
Accrued insurance	9,687	6,161
Other accrued liabilities (Notes 7, 8 and 12)	19,969	20,423

Total current liabilities	209,713	200,308

Long-term debt (Note 6)	460,920	504,175

Other liabilities:
Environmental reserves (Note 12)	13,285	12,207
Deferred income taxes (Note 10)	38,360	33,488
Deferred revenue (Note 12)	51,772	57,560
Capital lease obligations (Note 11)	15,381	14,020
Other noncurrent liabilities	5,063	12,549

Total other liabilities	123,861	129,824

Commitments and contingencies (Notes 5, 6, 11 and 12)
Shareholders’ equity (Notes 7 and 15):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 and 18,114,737 issued and outstanding at September 26, 2002 and September 27, 2001, respectively (Note 14)	182	182
Additional paid-in capital	128,002	128,043
Shareholder loans	(708)	(837)
Accumulated other comprehensive deficit (net of deferred taxes of $1,354 at September 26, 2002 and $2,781 at September 27, 2001) (Note 7)	(2,112)	(4,283)
Accumulated deficit	(10,160)	(11,964)

Total shareholders’ equity	115,204	111,141

Total liabilities and shareholders’ equity	$909,698	$945,448

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	September 26, 2002	September 27, 2001	September 28, 2000
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise sales	$998,621	$968,614	$907,550
Gasoline sales	1,470,732	1,652,725	1,497,696
Commissions	24,711	21,705	25,938

Total revenues	2,494,064	2,643,044	2,431,184

Cost of sales:
Merchandise	669,479	645,012	605,054
Gasoline	1,349,183	1,510,389	1,357,766

Total cost of sales	2,018,662	2,155,401	1,962,820

Gross profit	475,402	487,643	468,364

Operating expenses:
Operating, general and administrative expenses	367,299	364,134	337,116
Restructuring and other charges (Note 8)	—	4,771	—
Depreciation and amortization	54,251	63,545	56,062

Total operating expenses	421,550	432,450	393,178

Income from operations	53,852	55,193	75,186

Other income (expense):
Interest expense (Note 9)	(51,646)	(58,731)	(52,329)
Miscellaneous	728	1,753	1,915

Total other expense	(50,918)	(56,978)	(50,414)

Income (loss) before income taxes	2,934	(1,785)	24,772
Income tax expense (Note 10)	(1,130)	(871)	(10,776)

Net income (loss)	$1,804	$(2,656)	$13,996

Earnings per share (Note 17):
Basic	$0.10	$(0.15)	$0.77
Diluted	$0.10	$(0.15)	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Other [1]	Total Additional Paid-in Capital	Shareholder Loans	Accumulated Comprehensive Deficit	Accumulated Deficit	Total
	Shares	Par Value
Balance at October 1, 1999	18,111	$182	$145,365	$(17,109)	$128,256	$(937)	—	$(23,304)	$104,197

Net income	—	—	—	—	—	—	—	13,996	13,996
Repayment of shareholder loans	—	—	—	—	—	25	—	—	25
Stock issue costs	—	—	(238)	—	(238)	—	—	—	(238)

Balance at September 28, 2000	18,111	182	145,127	(17,109)	128,018	(912)	—	(9,308)	117,980
Other comprehensive loss, net of tax:
Net loss	—	—	—	—	—	—	—	(2,656)	(2,656)
Amortization of cumulative effect adjustment	—	—	—	—	—	—	98	—	98
Unrealized losses on qualifying cash flow hedges	—	—	—	—	—	—	(3,920)	—	(3,920)

Other comprehensive loss							(3,822)	(2,656)	(6,478)
Cumulative effect of change in accounting principal	—	—	—	—	—	—	(461)	—	(461)
Repayment of shareholder loans	—	—	—	—	—	75	—	—	75
Share repurchase	(4)	(1)	(43)	—	(43)	—	—	—	(43)
Exercise of stock options	8	1	68	—	68	—	—	—	68

Balance, September 27, 2001	18,115	182	145,152	(17,109)	128,043	(837)	(4,283)	(11,964)	111,141
Other comprehensive income, net of tax:
Net income	—	—	—	—	—	—	—	1,804	1,804
Amortization of cumulative effect adjustment	—	—	—	—	—	—	205	—	205
Unrealized gains on qualifying cash flow hedges	—	—	—	—	—	—	1,966	—	1,966

Other comprehensive income							2,171	1,804	3,975
Share repurchase	(7)	—	(41)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	$182	$145,111	$(17,109)	$128,002	$(708)	$(2,112)	$(10,160)	$115,204

[1]	Represents excess of amount paid in 1987 leveraged buy-out over net book value for “carry over” shareholders. See Note 1.

The accompanying notes are an integral part of these consolidated financial statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	September 26, 2002	September 27, 2001	September 28, 2000
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,804	$(2,656)	$13,996
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,251	63,545	56,062
Provision for deferred income taxes	1,130	871	8,168
Loss on sale of property and equipment	601	131	1,995
Impairment of long-lived assets	383	2,298	—
Fair market value change in non-qualifying derivatives	926	4,244	—
Provision for closed stores	2,073	1,919	430
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(5,085)	(4,860)	1,217
Inventories	(2,705)	9,469	(2,447)
Prepaid expenses	(43)	2,121	834
Other noncurrent assets	370	3,048	(1,968)
Accounts payable	(311)	(7,762)	2,328
Other current liabilities and accrued expenses	12,688	1,194	(2,352)
Employment obligations	—	—	(496)
Reserves for environmental expenses	1,078	(1,859)	(1,336)
Other noncurrent liabilities	(13,176)	4,999	11,728

Net cash provided by operating activities	53,984	76,702	88,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(5,006)	(1,637)	(2,094)
Additions to property and equipment	(26,506)	(43,582)	(56,414)
Proceeds from sale lease-back transactions	6,208	3,504	9,470
Proceeds from sale of property and equipment	5,503	3,761	7,033
Acquisitions of related businesses, net of cash acquired	(512)	(55,993)	(106,686)

Net cash used in investing activities	(20,313)	(93,947)	(148,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,199)	(2,070)	(1,703)
Principal repayments of long-term debt	(40,000)	(23,487)	(71,284)
Proceeds from issuance of long-term debt	—	40,037	158,000
Stock issue costs	—	—	(238)
Proceeds from exercise of stock options, net of repurchases	(41)	25	—
Repayment of shareholder loans	129	75	25
Other financing costs	(935)	(78)	(2,071)

Net cash provided by (used in) financing activities	(42,046)	14,502	82,729

Net increase (decrease)	(8,375)	(2,743)	22,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,611	53,354	31,157

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,236	$50,611	$53,354

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
(Dollars in thousands)

	Year Ended
	September 26, 2002	September 27, 2001	September 28, 2000
Cash paid (refunded) during the year:
Interest	$50,556	$55,374	$50,207

Taxes	$(3,708)	$1,066	$1,600

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2002, 2001 and 2000, The Pantry financed certain capital expenditures totaling $2.7 million, $3.5 million and $825 thousand, respectively, through the issuance of capital leases.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

The consolidated financial statements include the accounts of The Pantry, Inc. (the “Company” or “The Pantry”) and its wholly-owned subsidiaries. Transactions and balances of each of these wholly-owned subsidiaries are also immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates 1,289 convenience stores in Florida (494), North Carolina (331), South Carolina (248), Georgia (56), Kentucky (39), Mississippi (54), Virginia (30), Indiana (15), Tennessee (14), and Louisiana (8).

During fiscal 1996, Freeman Spogli & Co. (“Freeman Spogli”) acquired a controlling interest in the Company through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. During fiscal 1997 and 1998, the Company issued additional shares of common and preferred stock to existing stockholders and certain directors and executives of the Company. As of September 26, 2002, Freeman Spogli owns 10,329,524 shares of common stock and warrants to purchase 2,346,000 shares of common stock, which represents beneficial ownership of approximately 62.0% of our outstanding shares, including shares underlying warrants.

On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering (the “IPO”). The initial offering price was $13.00 per share and the Company received $75.6 million in net proceeds, before expenses. The net proceeds were used (i) to repay $19.0 million in indebtedness under the senior credit facility; (ii) to redeem $17.5 million in outstanding preferred stock and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

Accounting Period

The Pantry operates on a 52 or 53 week fiscal year ending on the last Thursday in September. Each of the three years presented contained 52 weeks.

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

On August 13, 1987, Montrose Pantry Acquisition Corporation acquired all of our common stock in a leveraged buy-out. Certain individuals and entities which held an ownership interest retained approximately 45% ownership after the leveraged buy-out and a new basis of accounting was established which resulted in a partial step-up in basis. In accordance with EITF 88-16 and to the extent that certain individuals and entities maintained their equity interests, the excess amount paid over net book value was recorded as a debit in shareholders’ equity ($17.1) million.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the first-in, first-out method for gasoline inventories.

Property Held for Sale

Property is classified as current assets when management’s intent is to sell these assets in the ensuing fiscal year and is recorded at the lower of cost or fair value less cost to sell.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets for financial statement purposes and by accelerated methods for income tax purposes.

Estimated useful lives for financial statement purposes are as follows:

Buildings	20 to 33 1/2 years
Equipment, furniture and fixtures	3 to 10 years
Automobiles	3 to 5 years

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years) using the straight-line method.

Goodwill

We have adopted the provisions of SFAS No. 142, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The valuation required at adoption of SFAS No. 142 indicated an aggregate fair value in excess of our carrying or book value as of September 28, 2001 and, therefore, we have determined that no impairment existed as of September 28, 2001. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuation, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets, including an allocation of goodwill if appropriate, to determine if a write-down to fair value is required. The Company recorded a provision of approximately $383 thousand and $2.3 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain under performing stores for fiscal 2002 and 2001, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Cost

Deferred financing cost represents expenses related to issuing The Pantry’s long-term debt, obtaining its lines of credit and obtaining lease financing. See Note 6—Long-Term Debt and Note 11—Leases. Such amounts are being amortized over the remaining term of the respective financing.

Vendor Allowances, Rebates and Other Vendor Payments

The Pantry receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Pantry records these payments as a reduction to cost of sales or expenses to which the particular vendor payment relates. For unearned payments, The Pantry records deferred income and amortizes the balance, as earned, over the term of the respective agreement. The amounts recorded against cost of sales were $96.6 million, $81.2 million and $78.6 million for fiscal 2002, 2001 and 2000, respectively.

Environmental Costs

The Pantry accounts for the cost incurred to comply with federal and state environmental regulations as follows:

•
Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each site.

•
Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. All other environmental costs are provided for on an undiscounted basis.

•
Amounts which are probable of reimbursement under state trust fund programs or third party insurers, based on The Pantry’s experience, are recognized as receivables and are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. These receivables exclude all deductibles and an estimate for uncollectible reimbursements. The Pantry’s reimbursement experience exceeds a 95% collection rate. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

•	Annual fees for tank registration and environmental compliance testing are expensed as incurred.

•
Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

•
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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excise and Use Taxes

The Pantry collects and remits various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $471.9 million, $450.2 million, and $419.3 million for fiscal 2002, 2001 and 2000, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was approximately $1.8 million, $2.0 million and $2.3 million for fiscal 2002, 2001 and 2000, respectively.

Stock Based Compensation

The Pantry’s stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Pantry follows the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation.

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

Segment Reporting

The Pantry provides segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Pantry operates in one operating segment.

Reclassifications

Certain amounts in the fiscal 2001 and 2000 consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminated amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and instead requires an impairment only approach.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted, we early adopted SFAS No. 142 effective September 28, 2001, which has resulted in the discontinuance of goodwill amortization. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level. We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying value and have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of September 28, 2001 which was based on market multiples, comparable transactions and discounted cash flow methodologies. See Note 5 for a discussion of our adoption of SFAS No. 142.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our fiscal 2003. We anticipate the adoption of SFAS No. 143 will result in a one-time cumulative effect charge of approximately $2.5 million to $3.0 million (unaudited). We also anticipate recording a discounted liability of $8.0 million to $9.0 million (unaudited).

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement requires companies to recognized costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial condition.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS ACQUISITIONS:

During fiscal 2002, The Pantry acquired one location in North Carolina. The assets acquired and results of operations of this location were immaterial to the Company.

During fiscal 2001, The Pantry acquired 45 convenience stores located in North Carolina, South Carolina, Louisiana, Mississippi and Virginia in 9 separate transactions. The transactions were accounted for by the purchase method of accounting. The fiscal 2001 acquisitions were funded from borrowings under the senior credit facility and cash on hand.

The purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values on the dates of the acquisitions, as follows (amounts in thousands):

2001
ASSETS ACQUIRED:
Receivables, net	$11
Inventories	3,195
Prepaid expenses and other current assets	323
Property and equipment	17,931
Other noncurrent assets	643

Total assets acquired	22,103

LIABILITIES ASSUMED:
Accounts payable—trade	—
Other liabilities and accrued expenses	667
Environmental remediation liabilities	—
Other noncurrent liabilities	1,087

Total liabilities assumed	1,754

Net tangible assets acquired	20,349
Excess of purchase price over fair value of net assets acquired	35,644

Total consideration paid, including direct costs, net of cash acquired	$55,993

The following unaudited pro forma information presents a summary of consolidated results of operations of The Pantry and acquired businesses as if the fiscal 2001 transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

2001
Total revenues	$2,674,283
Net income (loss)	$(2,245)
Earnings per share:
Basic:	$(0.12)

Diluted:	$(0.12)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES:

At September 26, 2002 and September 27, 2001, inventories consisted of the following (in thousands):

	2002	2001
Inventories at FIFO cost:
Merchandise	$79,535	$73,861
Gasoline	21,669	21,765

	101,204	95,626
Less adjustment to LIFO cost:
Merchandise	(16,767)	(13,939)

Inventories at LIFO cost	$84,437	$81,687

The positive effect on cost of sales of LIFO inventory liquidations was $692 thousand, $2.2 million and $4 thousand for fiscal 2002, 2001 and 2000, respectively.

NOTE 4—PROPERTY AND EQUIPMENT:

At September 26, 2002 and September 27, 2001, property and equipment consisted of the following (in thousands):

	2002	2001
Land	$81,653	$83,780
Buildings	140,793	135,451
Equipment	373,243	364,810
Leasehold improvements	69,294	65,467
Construction in progress	11,643	9,306

	676,626	658,814
Less—accumulated depreciation and amortization	(241,108)	(192,680)

Property and equipment, net	$435,518	$466,134

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS:

Effective September 28, 2001, we adopted the provisions of SFAS No. 142 and as a result, our goodwill asset in no longer amortized but reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level.

We have completed the first step of the transitional goodwill impairment test by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value as of September 28, 2001 and, we have determined that no impairment exists at the effective date of the implementation of the new standard. Fair value was measured using a valuation by an independent third party as of September 28, 2001, which was based on market multiples, comparable transactions and discounted cash flow methodologies.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets consist of noncompete agreements with a carrying value of $7.2 million and $7.9 million at September 26, 2002 and September 27, 2001, respectively, net of accumulated amortization of $1.8 million and $1.1 million, respectively. Amortization expense was $725 thousand, $665 thousand and $347 thousand for fiscal 2002, 2001 and 2000, respectively. The weighted average amortization period of all noncompete agreements is 28.4 years. Estimated amortization expense for each of the five fiscal years following September 26, 2002 and thereafter is: $626 thousand in fiscal 2003; $428 thousand in fiscal 2004; $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007 and $5.3 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying audited consolidated balance sheets.

The following pro forma information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2002	2001	2000
Net income (loss)	$1,804	$(2,656)	$13,996
Goodwill amortization, net	—	5,846	3,406

Pro forma net income	$1,804	$3,190	$17,402

Pro forma earnings per share—basic:
Net income (loss)	$0.10	$(0.15)	$0.77
Goodwill amortization, net	—	0.32	0.19

Pro forma net income per share-basic	$0.10	$0.18	$0.96

Pro forma earnings per share—diluted:
Net income (loss)	$0.10	$(0.15)	$0.74
Goodwill amortization, net	—	0.32	0.18

Pro forma net income per share-diluted	$0.10	$0.18	$0.92

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT:

At September 26, 2002 and September 27, 2001, long-term debt consisted of the following (in thousands):

	2002	2001
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Term loan facility-Tranche A; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	26,906	45,906
Term loan facility-Tranche B; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	176,185	178,079
Term loan facility-Tranche C; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through January 31, 2006	73,125	73,875
Acquisition facility; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments beginning April 30, 2001 through January 31, 2004	27,500	45,500
Note payable; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	297	593
Other notes payable; various interest rates and maturity dates	162	222

	504,175	544,175
Less—current maturities	(43,255)	(40,000)

Long-term debt, net of current maturities	$460,920	$504,175

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

The Pantry has a senior credit facility consisting of a $45.0 million revolving credit facility and $303.7 million in outstanding term loans. The Company’s revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of September 26, 2002, there were no outstanding borrowings under the revolving credit facility. However, the Company had outstanding letters of credit of $26.7 million issued under the revolving credit facility. The LIBOR associated with our senior credit facility resets periodically and as of September 26, 2002, was 1.81%.

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

On November 7, 2001, The Pantry entered into an amendment to the senior credit facility that included, among other things, a modification to financial covenants and increased the floating interest rate spread by 50 basis points as long as its consolidated pro forma leverage ratio is greater than 4.5:1 reducing to 25 basis points when the ratio is less than 4.5:1.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 26, 2002, the Company was in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of the Company’s net assets are restricted as to payment of dividends and other distributions.

The Pantry’s long-term debt maturities for each of the five fiscal years following September 26, 2002 and thereafter are: $43.2 million in fiscal 2003; $52.9 million in fiscal 2004; $88.7 million in fiscal 2005; $119.4 million in fiscal 2006; $0.0 in fiscal 2007 and $200.0 million thereafter.

The fair value of the Company’s indebtedness approximated $478.2 million at September 26, 2002.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE LOSS:

On September 29, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value. Upon adoption on September 29, 2000, the cumulative transition adjustment was approximately $461 thousand (net of taxes of $289 thousand).

The Company enters into interest rate swap and collar agreements to modify the interest characteristics of its outstanding long-term debt and has designated each qualifying instrument as a cash flow hedge. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with its term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest expense of $926 thousand was recorded in fiscal 2002 for both the ineffective portion of the cash flow hedges and the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of the Company’s interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $699 thousand and $7.9 million, respectively. At September 27, 2001, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $4.8 million and $6.5 million, respectively.
The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	2002	2001
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $93 at September 26, 2002 and $228 at September 27, 2001)	$(158)	$(363)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $1,261 at September 26, 2002 and $2,553 at September 27, 2001)	(1,954)	(3,920)

Accumulated other comprehensive deficit	$(2,112)	$(4,283)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pretax, tax and net-of-tax effects on the components of other comprehensive income (loss) are as follows (amounts in thousands):

	2002			2001
	Pre-tax	Tax (Expense) or Benefit	Net-of-Tax Amount	Pre-tax	Tax (Expense) or Benefit	Net-of-Tax Amount
Cumulative effect of adoption of SFAS No. 133	$340	$(135)	$205	$159	$(61)	$98
Unrealized gains (losses) on qualifying cash flow hedges	3,258	(1,292)	1,966	(6,473)	2,553	(3,920)

Other Comprehensive income (loss)	$3,598	$(1,427)	$2,171	$(6,314)	$2,492	$(3,822)

NOTE 8—RESTRUCTURING AND OTHER CHARGES:

During fiscal 2001, we completed a plan designed to strengthen our organizational structure and reduce operating costs by centralizing corporate administrative functions. The plan included closing an administrative facility located in Jacksonville, Florida and integrating key marketing, finance and administrative activities into our corporate headquarters located in Sanford, North Carolina.

As a result of these actions, we recorded pre-tax restructuring and other charges of $4.8 million during fiscal 2001. The restructuring charge consisted of $1.7 million of employee termination benefits, $650 thousand of lease obligations and $490 thousand of legal and other professional consultant fees. During fiscal 2001, the Company also incurred and expended $1.9 million in other non-recurring charges for related actions. Employee termination benefits represent severance and outplacement benefits for 100 employees, 49 of which are in administrative positions and 51 of which are in managerial positions. Lease obligations represent remaining lease payments in excess of estimated sublease rental income for the Jacksonville facility. Substantially all remaining obligations as of the balance sheet date will be expended by the end of fiscal 2003 (except for lease obligations which expire in fiscal 2005). Fiscal 2002 and 2001 activity related to the restructuring reserve was as follows (amounts in thousands):

	Total 2001 Expense	Cash Outlays	Non-cash Write-offs	September 27, 2001	Cash Outlays	Non-cash Write-offs	September 26, 2002
Employee termination benefits	$1,736	$943	$—	$793	$275	$499	$19
Lease buyout costs	650	47	—	603	397	—	206
Legal and other professional costs	490	341	—	149	109	40	—

Total restructuring reserve	2,876	1,331	—	1,545	781	539	225
Other non-recurring charges	1,895	845	1,050	—	—	—	—

Total restructuring and other charges	$4,771	$2,176	$1,050	$1,545	$781	$539	$225

NOTE 9—INTEREST EXPENSE:

The components of interest expense are as follows (amounts in thousands):

	2002	2001	2000
Interest on long-term debt	$39,577	$50,652	$50,968
Fair market value change in non-qualifying derivatives	926	4,244	—
Interest on capital lease obligations	2,189	1,936	1,631
Interest rate swap settlements	8,840	1,822	(318)
Miscellaneous	114	77	48

	$51,646	$58,731	$52,329

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES:

The components of income tax expense are summarized below (in thousands):

	2002	2001	2000
Current:
Federal	$—	$—	$2,444
State	—	—	164

	$—	$—	$2,608

Deferred:
Federal	$998	$776	$7,279
State	132	95	889

	1,130	871	8,168

	$1,130	$871	$10,776

As of September 26, 2002 and September 27, 2001, deferred tax liabilities (assets) are comprised of the following (in thousands):

	2002	2001
Depreciation	$65,224	$58,833
Inventories	3,770	3,500
Amortization	8,588	3,333
Miscellaneous expenses	3,013	2,653
Environmental expenses	1,101	906
Other	80	109

Gross deferred tax liabilities	81,776	69,334

Capital lease obligations	(1,568)	(2,050)
Allowance for doubtful accounts	(267)	(56)
Accrued insurance	(3,631)	(3,331)
Accrued compensation	—	(557)
Derivative liabilities.	(3,214)	(2,781)
Deferred income	(5,191)	(4,600)
Accrued vacation	(391)	(787)
Reserve for closed stores	(787)	(1,730)
Restructuring reserve	(87)	(782)
Other	(380)	(767)

Gross deferred tax assets	(15,516)	(17,441)
Net operating loss carryforwards	(25,613)	(13,458)
General business credits	(1,233)	(1,833)
AMT credits	(2,468)	(5,705)

	$36,946	$30,897

As of September 26, 2002 and September 27, 2001, net current deferred income tax assets totaled $1.4 million and $2.6 million, respectively, and net noncurrent deferred income tax liabilities totaled $38.4 million and $33.5 million, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of income taxes at the federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

	2002	2001	2000
Tax expense (benefit) at Federal statutory rate	$998	$(607)	$8,422
Tax expense at state rate, net of Federal income tax expense	109	—	1,013
Permanent differences:
Amortization of goodwill	—	1,320	1,161
Other	23	158	180

Net income tax expense	$1,130	$871	$10,776

As of September 26, 2002, The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future federal income taxes. The benefit of these carryforwards is recognized as deferred tax assets. Loss carryforwards as of September 26, 2002 have the following expiration dates (in thousands):

	Federal	State
2009	$—	$3,158
2010	—	2,974
2011	—	10,919
2012	1,264	5,101
2013	—	13,274
2014	—	5,162
2015	—	5,841
2016	—	13,928
2017	9,374	22,702
2018	5,662	—
2020	13,928	—
2021	22,702	—

Total loss carryforwards	$52,930	$83,059

NOTE 11—LEASES:

The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 26, 2002 and September 27, 2001 are as follows (in thousands):

	2002	2001
Buildings	$24,466	$18,138
Less—accumulated amortization	(9,936)	(4,882)

	$14,530	$13,256

Amortization expense related to capitalized leased assets was $1.4 million, $1.3 million and $1.3 million for fiscal 2002, 2001 and 2000, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments as of September 26, 2002 for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2003	$3,448	$50,665
2004	3,275	49,186
2005	2,949	47,028
2006	2,728	44,583
2007	2,648	43,259
Thereafter	20,975	337,910

Net minimum lease payments	36,023	$572,631

Amount representing interest (8% to 20%)	19,121

Present value of net minimum lease payments	16,902
Less—current maturities	1,521

	$15,381

Rental expense for operating leases was approximately $56.0 million, $54.0 million and $50.9 million for fiscal 2002, 2001 and 2000, respectively. Some of The Pantry’s leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2002, 2001 and 2000, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $6.2 million, $3.5 million and $9.5 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 12—COMMITMENTS AND CONTINGENCIES:

As of September 26, 2002, The Pantry was contingently liable for outstanding letters of credit in the amount of $26.7 million related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $3.3 million and $51.7 million, respectively. At September 27, 2001, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $5.2 million and $57.6 million, respectively.

McLane Company, Inc. (“McLane”)—The Pantry purchases over 50% of its general merchandise from a single wholesaler, McLane, a subsidiary of Wal-Mart, Inc. The Pantry’s arrangement with McLane is governed

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by a five-year distribution service agreement, which was amended on October 5, 2002 and expires on October 10, 2007. The Pantry receives annual service allowances based on the number of stores operating on each contract anniversary date. If The Pantry were to default under the contract or terminate the distribution service agreement prior to October 10, 2004, The Pantry must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized to cost of goods sold on a straight-line method over the life of the agreement.

Major Oil Companies—The Pantry has entered into product purchase agreements with numerous oil companies to buy specified quantities of gasoline at market prices. The length of these contracts range from five to thirteen years and in some cases include minimum annual purchase requirements. In connection with these agreements, The Pantry may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If The Pantry were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, The Pantry must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with accounting principles generally accepted in the United States of America, these payments are amortized using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

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

In addition to the technical standards, The Pantry is required by federal and state regulations to maintain evidence of financial responsibility for taking corrective action and compensating third parties in the event of a release from its underground storage tank systems. In order to comply with this requirement, The Pantry maintains surety bonds in the aggregate amount of approximately $113 thousand in favor of state environmental agencies in the states of Tennessee, Kentucky and Louisiana and letters of credit in the aggregate amount of $992 thousand in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia and Indiana. The Pantry also relies on reimbursements from applicable state trust funds. Legislative and administrative rulemaking amendments in Indiana that became effective in November 2001 enable us to reduce our Indiana financial responsibility coverage from $1.0 million to $60 thousand. In Florida, The Pantry meets such financial responsibility requirements by state trust fund coverage through December 31, 1998 and meets such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a surety bond. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All states in which The Pantry operates or has operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. The Pantry has paid underground storage tank registration fees and gasoline taxes to each state where it operates to participate in these programs and has filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Florida, Georgia and Tennessee. We also have filed claims and received credits against our trust fund deductibles in Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities.

In addition to immaterial amounts to be spent by The Pantry, a substantial amount will be expended for remediation on behalf of The Pantry by state trust funds established in The Pantry’s operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by The Pantry, The Pantry will be obligated to make such payments, which could materially adversely affect The Pantry’s financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

Environmental reserves of $13.3 million and $12.2 million as of September 26, 2002 and September 27, 2001, respectively, represent estimates for future expenditures for remediation, tank removal and litigation associated with 710 and 535 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 26, 2002, the current average remediation cost per site is approximately $80 thousand. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five fiscal years and thereafter at September 26, 2002 and other cost amounts covered by responsible third parties are as follows (in thousands):

Fiscal Year	Expected Payments
2003	$960
2004	319
2005	285
2006	150
2007	36
Thereafter	34

Total undiscounted amounts not covered by a third party	1,784
Other current cost amounts	14,562
Amount representing interest (10%)	(3,061)

Environmental reserve	$13,285

The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 26, 2002, anticipated reimbursements of $11.7 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. The Pantry will perform

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

Several of the locations identified as contaminated are being remediated by third parties who have indemnified The Pantry as to responsibility for clean up matters. Additionally, The Pantry is awaiting closure notices on several other locations which will release The Pantry from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

NOTE 13—BENEFIT PLANS:

The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $719 thousand, $718 thousand and $687 thousand for fiscal 2002, 2001 and 2000, respectively.

NOTE 14—COMMON STOCK:

On June 8, 1999, the Company completed an initial public offering of 6,250,000 shares of its common stock at a public offering price of $13.00 per share (the “IPO”). The net proceeds from the IPO of $75.6 million, before expenses, were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

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

NOTE 15—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

On January 1, 1998, The Pantry adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants of The Pantry or any of its subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of The Pantry’s common stock. The plan is administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the plan may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales. During fiscal 1998, options to acquire 576,861 shares of common stock were granted under the plan with exercise prices ranging from $8.82-$11.27 per share (weighted-average exercise price of $9.39 per share).

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 3, 1999, The Pantry adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan. During fiscal 1999, options to acquire 240,000 shares of common stock were granted under the 1999 plan with exercise prices of $13.00 per share. These options vest over three years and have contractual lives of seven years. No options were granted during the fiscal year ended September 28, 2000. During fiscal 2001, options to acquire 328,000 shares of common stock were granted under the 1999 plan with exercise prices of $10.00 per share. During fiscal 2002, options to acquire 240,000 shares of common stock were granted under the 1999 plan with exercise prices ranging from $4.00 – $5.12 per share. Subsequent to September 26, 2002, The Pantry granted options to acquire 355,000 shares of common stock under the 1999 plan with exercise prices ranging from $1.66 – $1.70 per share. These options vest over three years and have contractual lives of seven years.

The following table summarizes information about stock options outstanding at September 26, 2002:

Exercise Prices	Date Issued	Number Outstanding at September 26, 2002	Weighted-Average Remaining Contractual Life	Number of Options Exercisable	Weighted-Average Exercise Price
$8.82	1/1/98	349,095	5 years	349,095	$8.82
$11.27	8/25/98	107,610	5 years	107,610	$11.27
$13.00	6/8/99, 9/30/99	163,000	4 years	163,000	$13.00
$10.00	12/29/00	269,500	6 years	89,833	$10.00
$5.12	11/26/01	196,000	7 years	0	$5.12
$4.00	3/26/02	40,000	7 years	0	$4.00

Total		1,125,205		709,538

All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. There were 240,000 options granted, none exercised, 136,078 options forfeited and none that expired during fiscal 2002. There were 328,000 options granted, 7,700 options exercised, 111,878 options forfeited and none that expired during fiscal 2001. There were 4,000 options forfeited and none exercised or expired during fiscal 2000. All stock options are granted at estimated fair market value of the common stock at the grant date.

Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry’s pro-forma net income (loss) for fiscal 2002, 2001 and 2000 would have been approximately $1.5 million, $(2.9 million) and $13.8 million, respectively. Pro forma basic earnings (loss) per share for fiscal 2002, 2001 and 2000 would have been $0.08, $(0.16) and $0.76, respectively. Pro forma diluted earnings (loss) per share for fiscal 2002, 2001 and 2000 would have been $0.08, $(0.16) and $0.73, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Weighted-average grant date fair value	$1.71	$3.93
Weighted-average expected lives (years)	2.00	2.00
Weighted-average grant date fair value-exercise price equals market price	$1.71	$3.93
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	2.84%-3.72%	4.94%
Expected volatility	59.63%	66.36%
Dividend yield	0.00%	0.00%

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 1998, The Pantry adopted a stock subscription plan. The subscription plan allows The Pantry to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. A purchaser may not sell, transfer or pledge their shares

•	prior to the first anniversary of the date on which the purchaser acquires the shares or

•
after the first anniversary, except in compliance with the provisions of the subscription agreement and a pledge agreement if part of the consideration for such shares includes a secured promissory note.

In the event that the purchaser’s employment with The Pantry and all of its subsidiaries terminates for any reason, The Pantry has the option to repurchase from the purchaser all or any portion of the shares acquired by the purchaser under the subscription agreement for a period of six months after the effective date of such termination. The repurchase option terminates upon the latter of

•	the first anniversary of the date the shares were originally acquired or

•
an initial public offering of common stock by The Pantry registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to The Pantry in excess of $25 million.

After the first anniversary of the date the shares were originally acquired by the purchaser, the purchaser may transfer the shares for cash (only) to a third party, subject to The Pantry’s right of first refusal with respect to such sale. Finally, under certain circumstances, a purchaser of shares under the stock subscription plan may be forced to sell all or part of the shares purchased under such plan if Freeman Spogli finds a third-party buyer for all or part of the shares of common stock held by Freeman Spogli. No issuances of shares under the stock subscription plan had been made at September 24, 1998. On September 25, 1998 and November 30, 1999, 134,436 shares, net of subsequent repurchases of 6,273 shares, were sold under the stock subscription plan. These shares were sold at fair value ($11.27), as determined by the most recent equity investment (July 1998). In connection with these sales, The Pantry received $722 thousand of secured promissory notes receivable, bearing an interest rate of 8.5%, due August 31, 2003.

In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The warrants are exercisable at $7.45 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits or engages in mergers, reorganizations or reclassifications. The fair value of the warrants at date of issuance approximated $600 thousand and is included in additional paid-in capital. None of these warrants had been exercised at September 26, 2002.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—RELATED PARTIES:

Stockholders’ Agreement

The Pantry has a stockholders’ agreement, as amended July 1998, with Freeman Spogli, J.P. Morgan Partners, LLC and Peter J. Sodini in which

•
Freeman Spogli has a right of first offer enabling it to purchase shares held by J.P. Morgan Partners, LLC or Mr. Sodini prior to transfers of shares of common stock to non-affiliates, other than transfers pursuant to a registration statement or under Rule 144.

•
Freeman Spogli has the right to require J.P. Morgan Partners, LLC and Mr. Sodini to sell their shares of common stock to a third party buyer on the same terms as Freeman Spogli if Freeman Spogli is selling all of its shares.

•	Freeman Spogli, J.P. Morgan Partners, LLC and Mr. Sodini have rights to be included in sales of common stock by the other stockholders.

•	Freeman Spogli has agreed, as long as J.P. Morgan Partners, LLC holds 10% of The Pantry’s common stock, to vote for a director nominated by J.P. Morgan Partners, LLC.

•	Transactions with affiliates will be on terms no less favorable to The Pantry than would be obtained in an arms length transaction.

NOTE 17—EARNINGS PER SHARE:

The Pantry computes earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding warrants and stock options using the “treasury stock” method. The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2002	2001	2000
Net income (loss):
Net income (loss)	$1,804	$(2,656)	$13,996
Earnings per share—basic:
Weighted-average shares outstanding	18,108	18,113	18,111

Net income (loss) per share—basic	$0.10	$(0.15)	$0.77

Earnings per share—diluted:
Weighted-average shares outstanding	18,108	18,113	18,111
Dilutive impact of options and warrants outstanding	1	—	821

Weighted-average shares and potential dilutive shares Outstanding	18,109	18,113	18,932

Net income (loss) per share—diluted	$0.10	$(0.15)	$0.74

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3,431,205, 3,367,283 and 372,363 for fiscal 2002, 2001 and 2000, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—QUARTERLY FINANCIAL DATA (unaudited):

Summary quarterly financial data for fiscal 2002 and 2001, respectively, is as follows (dollars in thousands, except per share amounts):

	Year Ended September 26, 2002					Year Ended September 27, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total revenue	$577,373	$560,845	$681,308	$674,538	$2,494,064	$634,243	$635,703	$707,957	$665,141	$2,643,044
Gross profit	$115,479	$108,100	$127,025	$124,798	$475,402	$118,945	$116,260	$128,796	$123,642	$487,643
Income (loss) before income taxes:	$793	$(6,895)	$6,773	$2,263	$2,934	$3,374	$(8,651)	$6,584	$(3,092)	$(1,785)
Net income (loss)	$475	$(4,138)	$4,064	$1,403	$1,804	$1,907	$(4,889)	$3,616	$(3,290)	$(2,656)
Earnings per share:
Basic	$0.03	$(0.23)	$0.22	$0.08	$0.10	$0.11	$(0.27)	$0.20	$(0.18)	$(0.15)
Diluted	$0.03	$(0.23)	$0.22	$0.08	$0.10	$0.10	$(0.27)	$0.20	$(0.18)	$(0.15)

NOTE 19—SUBSEQUENT EVENTS (unaudited):

Subsequent to September 26, 2002, Freeman Spogli acquired 1,756,014 shares of Company common stock from J.P. Morgan Partners, LLC (“JP Morgan”), representing J.P. Morgan’s entire remaining equity interest in the Company. In connection with the transaction, the Amended and Restated Stockholders’ Agreement dated July 2, 1998 among the Company, FS Equity Partners III, L.P., FS Equity Partners IV, L.P., FS Equity Partners International, L.P., Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini, as amended, has been terminated. Freeman Spogli has since sold 270,000 of the shares acquired from JP Morgan to certain directors, officers and other stockholders of the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Our Directors and Executive Officers

Information on our directors is incorporated by reference from the section entitled “Proposal 1: Election of Directors” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 25, 2003. Information on our executive officers is included in the section entitled “Executive Officers” on page 9 of this report.

Item 11.    Executive Compensation

This information is incorporated by reference from the section entitled “Executive Compensation” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 25, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
Matters

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 25, 2003.

Item 13.    Certain Relationships and Related Transactions

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Transactions with Affiliates” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 25, 2003.

PART IV

Item 14.    Control and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K.

(i)	Consolidated Financial Statements—See index on page 34.

(ii)	Financial Statement Schedule—See index on page 34.

(iii)	Exhibits:

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(1)	Amended and Restated Bylaws of The Pantry.

4.1	(2)
Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(1)
Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”) FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(3)
Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4	(1)
Amended and Restated Stockholders’ Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.5	(3)
Amendment No. 1 to the Amended and Restated Stockholder’s Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

10.1	(4)(5)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(1)	Form of Incentive Stock Option Agreement.

10.3	(2)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(2)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5	(2)	Stock Pledge Agreement dated October 23, 1997 between Peter J. Sodini and The Pantry.

10.6	(2)	Secured Promissory Note dated October 23, 1997 between Peter J. Sodini and The Pantry.

Exhibit Number		Description of Document

10.7	(6)
Amended and Restated Credit Agreement dated as of January 28, 1999 among The Pantry, the financial institutions listed therein (collectively, “Lenders”), First Union National Bank (“First Union”), as administrative agent, and Canadian Imperial Bank of Commerce (“CIBC”), as syndication agent for Lenders.

10.8	(3)	First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.

10.9	(7)	Second Amendment to Credit Agreement dated as of October 27, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.10	(7)	Third Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.11	(8)	Fourth Amendment to Credit Agreement dated as of November 7, 2001 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.12	(2)	Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.13	(2)	Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.14	(2)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.15	(2)
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.16	(2)(5)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.17	(3)(5)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.18	(8)(5)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.19	(8)(5)	Employment Agreement dated April 30, 2001 between Steven J. Ferriera and The Pantry.

10.20	(8)(5)	Employment Agreement dated April 30, 2001 between William T. Flyg and The Pantry.

10.21	(8)(5)	Employment Agreement dated August 10, 2001 between Joseph Krol and The Pantry.

10.22	(8)(5)	Employment Agreement dated July 28, 2001 between David Zaborski and The Pantry.

10.23	(8)(5)	Employment Agreement dated July 27, 2001 between Douglas Sweeney and The Pantry.

10.24	(5)	Employment Agreement dated July 27, 2001 between Gregory J. Tornberg and The Pantry.

10.25	(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.26	(2)
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.27	(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.28	(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit Number		Description of Document

10.29	(2)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.30	(2)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.31	(1)	Form of Subsidiary Guaranty.

10.32	(1)	Form of Subsidiary Security Agreement.

10.33	(1)	Form of Subsidiary Pledge Agreement.

10.34	(1)	Form of Subsidiary Trademark Security Agreement.

10.35	(6)	The Pantry Inc. 1998 Stock Subscription Plan.

10.36	(1)	Form of Stock Subscription Agreement.

10.37	(1)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.38	(8)
Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.39
Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.40	(1)	Form of Indemnification Agreement.

10.41	(1)	Common Stock Purchase Warrant dated December 30, 1996.

10.42	(1)	Common Stock Purchase Warrant dated December 30, 1996.

10.43	(1)	1999 Stock Option Plan.

10.44	(5)	Management and Administrative Incentive Plan.

12.1		Statement re Computation of Earnings to Fixed Charges Ratio.

21.1		Subsidiaries of The Pantry.

23.1		Consent of Deloitte & Touche LLP.

(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811)
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)	Represents a management contract or compensation plan arrangement.
(6)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(7)	Incorporated by reference from Amendment No. 1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.
(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the period ended September 27, 2001.

(b) Reports on Form 8-K.
(i)
On August 12, 2002, the Company filed a Current Report on Form 8-K attaching the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)
On August 13, 2002, the Company filed a Current Report on Form 8-K attaching sworn statements pursuant to the Securities and Exchange Commission Order No. 4-460, Order Requiring the Filing of Sworn Statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

(c) See (a)(iii) above.

(d) See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI
Peter J. Sodini President and Chief Executive Officer

Date: December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2002

/S/ JOSEPH J. DUNCAN Joseph J. Duncan	Vice President and Corporate Controller (Principal Accounting Officer and acting Chief Financial Officer)	December 20, 2002

/S/ TODD W. HALLORAN Todd W. Halloran	Director	December 20, 2002

/S/ JON D. RALPH Jon D. Ralph	Director	December 20, 2002

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	December 20, 2002

/s/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	December 20, 2002

/s/ WILLIAM M. STARRETT Peter M. Starrett	Director	December 20, 2002

/s/ WILLIAM M. WEBSTER, III William M. Webster, III	Director	December 20, 2002

/s/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	December 20, 2002

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	December 20, 2002

THE PANTRY, INC.

I, Peter J. Sodini, certify that:

1.	I have reviewed this annual report on Form 10-K of The Pantry, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/    PETER J. SODINI
Peter J. Sodini
Chief Executive Officer

I, Joseph J. Duncan, certify that:

1.	I have reviewed this annual report on Form 10-K of The Pantry, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/    JOSEPH J. DUNCAN

Joseph J. Duncan
Acting Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to Goodwill	Deductions for payments or write-offs	Balance at end of period
Year ended September 26, 2002
Allowance for doubtful accounts	$146	$496	$—	$(483)	$159
Reserve for environmental issues	12,207	1,969	—	(891)	13,285
Reserve for closed stores	2,470	2,073	—	(1,914)	2,629

	$14,823	$4,538	$—	$(3,288)	$16,073

Year ended September 27, 2001
Allowance for doubtful accounts	$1,205	$240	$—	$(1,299)	$146
Reserve for environmental issues	14,066	2,224	—	(4,083)	12,207
Reserve for closed stores	6,690	1,919	—	(6,139)	2,470

	$21,961	$4,383	$—	$(11,521)	$14,823

Year ended September 28, 2000
Allowance for doubtful accounts	$766	$439	$—	$—	$1,205
Reserve for environmental issues	15,402	4,126	—	(5,462)	14,066
Reserve for closed stores	2,804	430	4,222	(766)	6,690

	$18,972	$4,995	$4,222	$(6,228)	$21,961

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2(1)	Amended and Restated Bylaws of The Pantry.

4.1(2)
Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10 1/4% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2(1)
Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”) FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3(3)
Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4(1)
Amended and Restated Stockholders’ Agreement dated July 2, 1998 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.5(3)
Amendment No. 1 to the Amended and Restated Stockholder’s Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

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

10.7(6)
Amended and Restated Credit Agreement dated as of January 28, 1999 among The Pantry, the financial institutions listed therein (collectively, “Lenders”), First Union National Bank (“First Union”), as administrative agent, and Canadian Imperial Bank of Commerce (“CIBC”), as syndication agent for Lenders.

10.8(3)	First Amendment to Amended Credit Agreement dated as of April 30, 1999 among the Pantry, the Lenders listed therein, First Union, CIBC and NationsBank, N.A.

10.9(7)	Second Amendment to Credit Agreement dated as of October 27, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.10(7)	Third Amendment to Credit Agreement dated as of November 30, 1999 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.11(8)	Fourth Amendment to Credit Agreement dated as of November 7, 2001 among The Pantry, the Lenders listed therein, First Union, CIBC and Bank of America, N.A. (formerly known as NationsBank, N.A.).

10.12(2)	Company Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

Exhibit Number	Description of Document

10.13(2)	Company Pledge Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.14(2)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.15(2)
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.16(2)(5)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.17(3)(5)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.18(8)(5)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini

10.19(8)(5)	Employment Agreement dated April 30, 2001 between Steven J. Ferriera and The Pantry.

10.20(8)(5)	Employment Agreement dated April 30, 2001 between William T. Flyg and The Pantry.

10.21(8)(5)	Employment Agreement dated August 10, 2001 between Joseph Krol and The Pantry.

10.22(8)(5)	Employment Agreement dated July 28, 2001 between David Zaborski and The Pantry.

10.23(8)(5)	Employment Agreement dated July 27, 2001 between Douglas Sweeney and The Pantry.

10.24(5)	Employment Agreement dated July 27, 2001 between Gregory J. Tornberg and The Pantry.

10.25(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.26(2)
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.27(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.28(2)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (Indiana) dated as of October 23, 1997 between The Pantry and First Union, as Agent.

10.29(2)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.30(2)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.31(1)	Form of Subsidiary Guaranty.

10.32(1)	Form of Subsidiary Security Agreement.

10.33(1)	Form of Subsidiary Pledge Agreement.

10.34(1)	Form of Subsidiary Trademark Security Agreement.

10.35(6)	The Pantry Inc. 1998 Stock Subscription Plan.

10.36(1)	Form of Stock Subscription Agreement.

10.37(1)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

Exhibit Number	Description of Document

10.38(8)
Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.39
Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 2, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission.)

10.40(1)	Form of Indemnification Agreement.

10.41(1)	Common Stock Purchase Warrant dated December 30, 1996.

10.42(1)	Common Stock Purchase Warrant dated December 30, 1996.

10.43(1)	1999 Stock Option Plan.

10.44(5)	Management and Administrative Incentive Plan.

12.1	Statement re Computation of Earnings to Fixed Charges Ratio.

21.1	Subsidiaries of The Pantry.

23.1	Consent of Deloitte & Touche LLP.

(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(5)	Represents a management contract or compensation plan arrangement.
(6)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(7)	Incorporated by reference from Amendment No. 1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1999.
(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the period ended September 27, 2001.