Form 10-Q
period 2002-12-26
PANTRY INC
filed 2003-02-04
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 26, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	18,107,597 SHARES
(Class)	(Outstanding at January 27, 2003)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 26, 2002

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	December 26, 2002	September 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,596	$42,236
Receivables, net	34,168	34,316
Inventories (Note 2)	79,709	84,437
Prepaid expenses	4,419	3,499
Property held for sale	838	388
Deferred income taxes	863	1,414

Total current assets	141,593	166,290

Property and equipment, net (Note 6)	425,086	435,518

Other assets:
Goodwill	277,874	277,874
Deferred financing cost, net	8,426	8,965
Environmental receivables (Note 3)	11,696	11,696
Other assets	9,037	9,355

Total other assets	307,033	307,890

Total assets	$873,712	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$42,913	$43,255
Current maturities of capital lease obligations	1,521	1,521
Accounts payable	80,328	93,858
Accrued interest	6,515	13,175
Accrued compensation and related taxes	7,932	10,785
Income taxes payable	46	—
Other accrued taxes	11,097	17,463
Accrued insurance	10,420	9,687
Other accrued liabilities (Note 5)	13,847	19,969

Total current liabilities	174,619	209,713

Long-term debt (Note 4)	451,086	460,920

Other liabilities:
Environmental reserves (Note 3)	13,232	13,285
Deferred income taxes (Note 6)	39,264	38,360
Deferred revenue	48,842	51,772
Capital lease obligations	15,046	15,381
Other noncurrent liabilities (Notes 5 and 6)	13,879	5,063

Total other liabilities	130,263	123,861

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 5, 8 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 issued and outstanding at December 26, 2002 and September 26, 2002	182	182
Additional paid-in capital	128,002	128,002
Shareholder loans	(483)	(708)
Accumulated other comprehensive deficit, net	(1,235)	(2,112)
Accumulated deficit	(8,722)	(10,160)

Total shareholders’ equity	117,744	115,204

Total liabilities and shareholders’ equity	$873,712	$909,698

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 26, 2002	December 27, 2001
	(13 weeks)	(13 weeks)
Revenues:
Merchandise sales	$242,340	$237,238
Gasoline sales	401,933	334,313
Commissions	6,704	5,822

Total revenues	650,977	577,373

Cost of sales:
Merchandise	162,567	159,925
Gasoline	362,419	301,969

Total cost of sales	524,986	461,894

Gross profit	125,991	115,479

Operating expenses:
Operating, general and administrative expenses	93,141	88,976
Depreciation and amortization	13,092	13,392

Total operating expenses	106,233	102,368

Income from operations	19,758	13,111

Other income (expense):
Interest expense (Note 7)	(12,188)	(12,343)
Miscellaneous	434	25

Total other expense	(11,754)	(12,318)

Income before income taxes	8,004	793
Income tax expense	(3,084)	(318)

Net income before cumulative effect adjustment	4,920	475
Cumulative effect adjustment, net of tax (Note 6)	(3,482)	—

Net income	$1,438	$475

Earnings per share (Note 9):
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 26, 2002	December 27, 2001
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,438	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,092	13,392
Provision for deferred income taxes	3,084	317
Loss on sale of property and equipment	202	92
Impairment of long-lived assets	75	—
Fair market value change in non-qualifying derivatives	(219)	(235)
Provision for closed stores	642	40
Cumulative effect of change in accounting principal	3,482	—
Changes in operating assets and liabilities
Receivables	180	1,151
Inventories	4,728	7,538
Prepaid expenses	(920)	(757)
Other noncurrent assets	134	40
Accounts payable	13,530	(14,162)
Other current liabilities and accrued expenses	(19,575)	(20,509)
Reserves for environmental expenses	(53)	141
Other noncurrent liabilities	(2,817)	(2,184)

Net cash used in operating activities	(10,057)	(14,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(482)	(230)
Additions to property and equipment	(2,400)	(2,802)
Proceeds from sale of property held for sale	1,186	—
Proceeds from sale of property and equipment	1,437	729

Net cash used in investing activities	(259)	(2,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(335)	(239)
Principal repayments of long-term debt	(10,176)	(18,676)
Repayments of shareholder loans	225	10
Other financing costs	(38)	(891)

Net cash used in financing activities	(10,324)	(19,796)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,640)	(36,760)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,236	50,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,596	$13,851

Cash paid (refunded) during the period:
Interest	$18,629	$17,932

Taxes	$(46)	$(66)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 26, 2002 and for the three months ended December 26, 2002 and December 27, 2001 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2002.

Our results of operations for the three months ended December 26, 2002 and December 27, 2001 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2003 fiscal year ends on September 25, 2003 and is a 52-week year. Fiscal 2002 was also a 52-week year.

The Pantry

As of December 26, 2002, we operated 1,280 convenience stores located in Florida (488), North Carolina (331), South Carolina (246), Georgia (56), Mississippi (54), Kentucky (39), Virginia (30), Indiana (14), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana, South Carolina and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,248 locations, 953 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell® and Texaco®.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Standards

Effective September 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See Note 6 for a discussion of our adoption of SFAS No. 143.

Effective September 27, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are discussed in Note 8.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial condition.

In November, 2002, the Emerging Issues Task Force reached consensus on issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). The consensus requires that certain cash consideration received by a customer from a vendor should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. EITF 02-16 should be applied in annual and interim financial statements for fiscal periods beginning after December 15, 2002. The Company is currently assessing, but has not yet determined, the impact of EITF 02-16 on its consolidated financial statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	December 26, 2002	September 26, 2002
Inventories at FIFO cost:
Merchandise	$76,255	$79,535
Gasoline	20,721	21,669

	96,976	101,204
Less adjustment to LIFO cost:
Merchandise	(17,267)	(16,767)

Inventories at LIFO cost	$79,709	$84,437

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of December 26, 2002, we were contingently liable for outstanding letters of credit in the amount of $28.3 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we maintain letters of credit in the aggregate amount of $1.1 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Kentucky, Tennessee, Louisiana and Indiana. We also rely on reimbursements from applicable state trust funds. Legislative and administrative rulemaking amendments in Indiana that became effective in November 2001 enable us to reduce our Indiana financial responsibility coverage from $1.0 million to $60 thousand. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.5 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $11.7 million on our behalf. To the extent

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 26, 2002	September 26, 2002
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	21,906	26,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	175,712	176,185
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through July 31, 2006	72,938	73,125
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	23,000	27,500
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	297	297
Other notes payable; various interest rates and maturity dates	146	162

Total long-term debt	493,999	504,175

Less—current maturities	(42,913)	(43,255)

Long-term debt, net of current maturities	$451,086	$460,920

At December 26, 2002, our senior credit facility consists of a $45.0 million revolving credit facility, which expires January 31, 2004 and bears interest of LIBOR plus 3.5%, and $293.6 million in outstanding term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of December 26, 2002, there were no outstanding borrowings under the revolving credit facility and we had approximately $16.7 million in available borrowing capacity. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $28.3 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $30.0 million. The LIBOR associated with our senior credit facility resets periodically and as of December 26, 2002, was 1.38%.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2003	$33,079
2004	52,912
2005	88,654
2006	119,354
2007	—
Thereafter	200,000

Total long-term debt	$493,999

As of December 26, 2002, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER COMPREHENSIVE INCOME

We enter into interest rate swap and collar agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest income of $219 thousand and $235 thousand was recorded in the first quarter of fiscal 2003 and fiscal 2002, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $6.2 million and $699 thousand, respectively. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $7.9 million and $699 thousand, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	December 26, 2002	September 26, 2002
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $59 at December 26, 2002 and $93 at September 26, 2002)	$(107)	$(158)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $743 at December 26, 2002 and $1,261 at September 26, 2002)	(1,128)	(1,954)

Accumulated other comprehensive deficit	$(1,235)	$(2,112)

The pretax, tax and net-of-tax effects on the components of other comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended
	December 26, 2002			December 27, 2001
	Pre-tax	Tax (Expense) or Benefit	Net-of-Tax Amount	Pre-tax	Tax (Expense) or Benefit	Net-of-Tax Amount
Cumulative effect of adoption of SFAS No. 133	$85	$(34)	$51	$85	$(33)	$52
Unrealized gains (losses) on qualifying cash flow hedges	1,343	(517)	826	721	(278)	443

Other comprehensive income (loss)	$1,428	$(551)	$877	$806	$(311)	$495

NOTE 6—ASSET RETIREMENT OBLIGATION

Effective September 27, 2002, we adopted the provisions of SFAS No. 143 and as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

The estimated liability is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 9%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks.

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million). We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the three months ended December 27, 2001, assuming the adoption of SFAS No. 143 as of September 28, 2001, were not material to net earnings or earnings per share.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for the three months ended December 26, 2002, is as follows (in thousands):

Upon adoption at September 27, 2002	$8,443
Accretion expense	134

Total asset retirement obligation	$8,577

NOTE 7—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 26, 2002	December 27, 2001
Interest on long-term debt	$9,379	$10,255
Interest rate swap settlements	2,475	1,859
Interest on capital lease obligations	547	484
Fair market value change in non-qualifying derivatives	(219)	(235)
Miscellaneous	6	(20)

Total interest expense	$12,188	$12,343

NOTE 8—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants of our Company or any of our subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of our Company’s common stock. On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of the Company’s common stock available for grant. The plans are administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

During the first quarter fiscal 2002, options to acquire 200,000 shares of common stock were granted under the 1999 plan with an exercise price of $5.12 per share. During the first quarter fiscal 2003, we granted options to acquire 355,000 shares of common stock under the 1999 plan with exercise prices ranging from $1.66-$1.70 per share. These options vest over three years and have contractual lives of seven years. Subsequent to December 26, 2002, we granted options to acquire 35,000 shares of common stock under the 1999 plan with an exercise price of $3.97 per share. These options vest over three years and have contractual lives of seven years.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 26, 2002:

Exercise Prices	Date Issued	Number Outstanding at December 26, 2002	Weighted-Average Remaining Contractual Life	Number of Options Exercisable	Weighted-Average Exercise Price
$8.82	1/1/98	289,935	5 years	289,935	$8.82
$11.27	8/25/98	94,860	5 years	94,860	$11.27
$13.00	6/8/99, 9/30/99	150,000	4 years	150,000	$13.00
$10.00	12/29/00	259,500	6 years	86,500	$10.00
$5.12	11/26/01	180,000	6 years	60,000	$5.12
$4.00	3/26/02	40,000	7 years	0	$4.00
$1.66	10/22/02	20,000	7 years	0	$1.66
$1.70	11/13/02	335,000	7 years	0	$1.70

Total		1,369,295		681,295

All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant. There were 355,000 options granted, none exercised, 110,910 options forfeited and none that expired during the first quarter fiscal 2003. There were 200,000 options granted, none exercised, none forfeited and none that expired during the first quarter fiscal 2002. All stock options are granted at estimated fair market value of the common stock at the grant date.

The Pantry’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry’s pro-forma net income (loss) for the first quarter fiscal 2003 and fiscal 2002 would have been approximately $1.4 million and $414 thousand, respectively. Pro forma basic earnings (loss) per share for the first quarter fiscal 2003 and fiscal 2002 would have been $0.08 and $0.02, respectively. Pro forma diluted earnings (loss) per share for the first quarter fiscal 2003 and fiscal 2002 would have been $0.08 and $0.02, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	December 26, 2002	December 27, 2001
Weighted-average grant date fair value	$0.67	$1.77
Weighted-average expected lives (years)	2.00	2.00
Weighted-average grant date fair value-exercise price equals market price	$0.67	$1.77
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	1.76%-2.21%	2.84%
Expected volatility	70.37%	59.63%
Dividend yield	0.00%	0.00%

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

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended
	December 26, 2002	December 27, 2001
Net income	$1,438	$475
Earnings per share—basic:
Weighted average shares outstanding	18,108	18,109

Net income per share—basic	$0.08	$0.03

Earnings per share—diluted:
Weighted average shares outstanding	18,108	18,109
Dilutive impact of options and warrants outstanding	53	10
Weighted average shares and potential dilutive shares outstanding	18,161	18,119

Net income per share—diluted	$0.08	$0.03

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.4 million for both the three months ended December 26, 2002 and December 27, 2001.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. Additional discussion and analysis related to our Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2002.

Introduction

The Pantry, Inc. is the leading convenience store operator in the southeastern United States and the second largest independently operated convenience store chain in the country with 1,280 stores in 10 southeastern states. Our operating strategy is to provide value to our customers by maintaining high store standards and offering a wide selection of quality products at competitive prices. We sell general merchandise, petroleum products and other products and services targeted to appeal to consumers desire for convenience.

Total revenues for the first quarter of fiscal 2003 were $651.0 million compared to $577.4 million in the first quarter of fiscal 2002, an increase of 12.7%. The revenue increase is primarily attributable to a 22.4% increase in our average gasoline retail price per gallon and comparable store improvements in merchandise and commission revenue. We believe the comparable store merchandise and commission revenue improvements are primarily attributable to our efforts to reposition our merchandise and gasoline offerings, remain competitively priced on key products, including gasoline, and enhance promotional activity to drive customer traffic. These improvements were realized despite continued volatility in crude oil markets and generally weak economic conditions.

Our first quarter fiscal 2003 EBITDA was $32.9 million and our net income was $1.4 million, or 8 cents per diluted share, compared to EBITDA of $26.5 million, net income of $475 thousand or 3 cents per diluted share in the first quarter of fiscal 2002. First quarter fiscal 2003 adjusted net income was $4.8 million, or 26 cents per diluted share, compared to $334 thousand, or 2 cents per diluted share, for the first quarter fiscal 2002. See discussion and tables below for information regarding these adjustments.

We continue to focus our attention on those aspects of our business we can influence in an effort to position the Company for improved results as the business climate in the Southeast improves. Primarily our management team is focused on the following key initiatives:

•	Enhancing our merchandise offering to ensure that our stores are fully stocked with a broad selection of competitively priced products, brands and services our customers are looking for and will return to our locations to purchase;

•	Enhancing our gasoline offering to better rationalize our offering according to consumer preferences in various markets, consolidate the brands that we offer, expand our proprietary Kangaroo brand where appropriate and renegotiate our agreements and partnerships with suppliers;

•	Improving our competitive position through our merchandise and gasoline initiatives and our evaluation of the performance of each store to make the necessary adjustments to ensure that we maintain the appropriate balance between volume and gross profit;

•	Remodeling and upgrading our retail facilities by sensibly applying capital and technology in all areas of our business and

•	Strengthening our financial position by maintaining a disciplined approach to discretionary spending and reducing debt.

We believe our retail network, merchandise programs, purchasing leverage and in-store execution will allow us to improve comparable store sales and control store operating expenses as the economy improves. In the current environment, we continue to review our merchandise programs and are repositioning certain aspects to drive customer traffic. In an effort to enhance our competitive position, we continued to reposition our pricing and promote key merchandise categories. Over time, we believe these refinements coupled with our efforts to remain competitively priced on key product categories will positively impact comparable store merchandise sales and gross profit.

On the technology front, we rolled out checkout scanning systems across key locations throughout our retail network during the first quarter of fiscal 2003. We believe the benefits of scanning include a range of potential improvements from enhanced store merchandising and more effective in-store promotions to improved inventory controls. We will continue to evaluate and invest in strategic technology-based initiatives designed to improve operating efficiencies, strengthen internal controls and promote our long-term financial objectives.

Given current market conditions and its impact on operating income, we have substantially reduced the pace of our acquisitions and expect to acquire a few additional stores in fiscal 2003, as selective opportunities arise. However, this does not represent a change in our long-term strategic direction. When the environment is once again favorable, we plan to continue to sensibly acquire premium chains located in our existing and contiguous markets.

During the first quarter of fiscal 2003, we closed nine stores. Historically, the stores we close are under performing in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Throughout fiscal 2003, we plan to focus primarily on the operations side of our business with a renewed effort to enhance in-store merchandising. In fiscal 2003, we anticipate reducing our average outstanding borrowings through scheduled principal payments and we plan to continue to seek ways to improve top-line growth and enhance long-term profitability.

Results of Operations

Three Months Ended December 26, 2002 Compared to the Three Months Ended December 27, 2001

The table below provides a summary of our statements of operations and details our pro forma adjustments related to fair market value changes in non-qualifying derivatives and the adoption of SFAS No. 143 (amounts in millions, except per share, margin and store data):

	Three Months Ended December 26, 2002 [a]			Three Months Ended December 27, 2001 [a]
	As reported	Adjustments	As adjusted	As reported	Adjustments	As adjusted
Total revenues	$651.0	$—	$651.0	$577.4	$—	$577.4
Cost of sales	525.0	—	525.0	461.9	—	461.9

Gross profit	126.0	—	126.0	115.5	—	115.5
Operating, general and administrative expenses	93.1	—	93.1	89.0	—	89.0
Depreciation and amortization	13.1	—	13.1	13.4	—	13.4

Income from operations	19.8	—	19.8	13.1	—	13.1
Interest and miscellaneous expenses [b]	11.8	0.2	12.0	12.3	0.2	12.6
Income before taxes	8.0	(0.2)	7.8	0.8	(0.2)	0.6
Tax expense [c]	(3.1)	0.1	(3.0)	(0.3)	0.1	(0.2)

Net income before cumulative effect adj	4.9	(0.1)	4.8	0.5	(0.1)	0.3
Cumulative effect adjustment [d]	(3.5)	3.5	—	—	—	—

Net income	$1.4	$3.4	$4.8	$0.5	$(0.1)	$0.3
Earnings per diluted share	$0.08	$0.18	$0.26	$0.03	$(0.01)	$0.02
Selected Financial Data:
EBITDA	$32.9			$26.5
Merchandise margin	32.9%			32.6%
Gasoline gallons	283.8			287.9
Gasoline margin per gallon	$0.1392			$0.1123
Gasoline retail per gallon	$1.42			$1.16
Comparable store data:
Merchandise sales %	3.3%			1.4%
Gasoline gallons %	–0.7%			0.8%
Number of stores:
End of Period	1,280			1,318
Weighted-average store count	1,285			1,320

[a]	These financial tables may not foot due to rounding.
[b]	Fiscal 2002 and fiscal 2003 have been adjusted to eliminate the non-cash fair market value adjustments associated with non-qualifying derivative instruments.
[c]	The adjustment to income tax expense reflects the tax impact of the adjustment outlined above.
[d]	Fiscal 2003 has been adjusted to exclude the cumulative effect of change in accounting principles related to the adoption of SFAS No. 143.

Total Revenue.    Total revenue for the first quarter of fiscal 2003 was $651.0 million compared to $577.4 million for the first quarter of fiscal 2002, an increase of $73.6 million or 12.7%. The increase in total revenue is primarily attributable to a 26 cents per gallon or 22.4% increase in our average gasoline retail price per gallon, a comparable store merchandise revenue increase of 3.3% and an $882 thousand increase in commission revenue. These increases were partially offset by a comparable store gasoline gallon volume decline of 0.7%.

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2003 was $242.3 million compared to $237.2 million during the first quarter of fiscal 2002, an increase of $5.1 million or 2.2%. The increase is primarily attributable to a 3.3% increase in comparable store merchandise revenue compared to the first quarter of fiscal 2002 partially offset by lost revenue from closed stores. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the first quarter of fiscal 2003 was $401.9 million compared to $334.3 million during the first quarter of fiscal 2002, an increase of $67.6 million or 20.2%. The increase in gasoline revenue is primarily attributable to the 26 cents per gallon, or 22.4% increase in the average gasoline retail price per gallon partially offset by a 0.7% decline in comparable store gasoline gallon volume.

In the first quarter of fiscal 2003, gasoline gallons sold were 283.8 million compared to 287.9 million during the first quarter of fiscal 2002, a decrease of 4.1 million gallons or 1.4%. The decrease is primarily attributable to the comparable store gasoline gallon sales decline coupled with lost gallon volume from closed stores.

Commission Revenue.    Commission revenue for the first quarter of fiscal 2003 was $6.7 million compared to $5.8 million during the first quarter of fiscal 2002, an increase of $882 thousand or 15.1%. The increase is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Total gross profit for the first quarter of fiscal 2003 was $126.0 million compared to $115.5 million during the first quarter of fiscal 2002, an increase of $10.5 million or 9.1%. The increase in gross profit is primarily attributable to increases in gasoline gross profit per gallon, merchandise margin and commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $79.8 million for the first quarter of fiscal 2003 compared to $77.3 million for the first quarter of fiscal 2002, an increase of $2.5 million or 3.2%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 30 basis points increase in our merchandise margin. Merchandise margin increased to 32.9% for the first quarter of fiscal 2003 from the 32.6% reported for the first quarter of fiscal 2002.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $39.5 million for the first quarter of fiscal 2003 compared to $32.3 million for the first quarter of fiscal 2002, an increase of $7.2 million or 22.2%. The increase is primarily attributable to a 2.7 cents per gallon increase in gasoline margin, partially offset by the comparable store gallon decline. Gasoline gross profit per gallon was 13.9 cents in the first quarter of fiscal 2003 compared to 11.2 cents for the first quarter of fiscal 2002.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2003 totaled $93.1 million compared to $89.0 million for the first quarter of fiscal 2002, an increase of $4.2 million or 4.7%. This increase is primarily due to higher insurance costs and costs associated with store closings.

Income from Operations.    Income from operations totaled $19.8 million for the first quarter of fiscal 2003 compared to $13.1 million for the first quarter of fiscal 2002, an increase of $6.6 million or 50.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins as discussed above, an increase in commission revenue and positive comparable store merchandise revenue.

EBITDA.    EBITDA represents income from operations before depreciation and amortization and non-recurring charges. EBITDA for the first quarter of fiscal 2003 totaled $32.9 million compared to EBITDA of $26.5 million during the first quarter of fiscal 2002, an increase of $6.3 million or 23.9%. The increase is attributable to the increases in merchandise and gasoline gross profit as discussed above.

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

Interest Expense.    Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the first quarter of fiscal 2003 was $12.2 million compared to $12.3 million for the first quarter of fiscal 2002. The impact of a general decline in interest rates, a decrease in our weighted average borrowings and the change in fair market value of our non-qualifying interest rate derivatives was offset by an increase in our interest rate swap settlement payments of $616 thousand.

Income Tax Expense.    We recorded income tax expense of $3.1 million for the first quarter of fiscal 2003 compared to $318 thousand for the first quarter of fiscal 2002. The increase in income tax expense was primarily attributable to the increase in pre-tax income partially offset by a decline in our effective tax rate to 38.5% compared to 40.1% in the first quarter of fiscal 2002.

Cumulative Effect Adjustment.    We recorded a one-time cumulative effect charge of $3.5 million relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Income.    Net income for the first quarter of fiscal 2003 was $1.4 million compared to net income of $475 thousand for the first quarter of fiscal 2002. The increase is attributable to the items discussed above. Adjusted net income, which excludes the fair market value change in non-qualifying derivatives and the cumulative effect adjustment, was $4.8 million compared to adjusted net income of $333 thousand for the first quarter of fiscal 2002.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and debt amortization and fund capital expenditures. Cash used by operating activities declined from $14.7 million for the first quarter fiscal 2002 to $10.1 million for the first quarter fiscal 2003. We had $21.6 million of cash and cash equivalents on hand at December 26, 2002.

Capital Expenditures.    Capital expenditures (excluding all acquisitions) were approximately $2.9 million for the first quarter fiscal 2003. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $1.2 million for the three months ended December 26, 2002. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

For the first quarter fiscal 2003, we received approximately $1.6 million in proceeds from asset dispositions and vendor reimbursements bringing total proceeds including sale-leaseback transactions to $2.8. Therefore, our net capital expenditures, excluding all acquisitions, for the first quarter fiscal 2003 were $125 thousand. We anticipate that net capital expenditures for fiscal 2003 will be in the range of $22.0 to $25.0 million.

Long-Term Debt.    Our long-term debt consisted of $200.0 million of senior subordinated notes, $293.6 million outstanding under our senior credit facility and $443 thousand in other notes payable with various interest rates and maturity dates.

We have outstanding $200.0 million of 10 1/4% senior subordinated notes due 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

As of December 26, 2002, our senior credit facility consisted of a $45.0 million revolving credit facility and $293.6 million in outstanding borrowings under term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of December 26, 2002, there were no outstanding borrowings under the revolving credit facility. We had outstanding letter of credit of $28.3 million issued under the revolving credit facility. As of December 26, 2002, we had $16.7 million available for borrowing or additional letters of credit under the credit facility. The revolving credit facility limits our total outstanding letters of credit to $30.0 million. In fiscal 2003, we anticipate amending our senior credit facility to include, among other things, amending our limit on outstanding letters of credit. Until our revolving credit facility terms are amended, we may have to finance certain purchase obligations and insurance liabilities with cash deposits or other financing alternatives.

Cash Flows from Financing Activities.    For the three months ended December 26, 2002, we used cash on hand to make principal repayments of $10.2 million.

Cash Requirements.    We believe that cash on hand, together with cash flow anticipated to be generated from operations, short-term borrowings for seasonal working capital needs and permitted borrowings under our credit facilities including such amendments described above will be sufficient to enable us to satisfy anticipated cash requirements for operating, investing and financing activities, including debt service, for the next twelve months. The revolving credit facility matures January 31, 2004. The Company believes it will be able to refinance or obtain an extension of this credit facility under acceptable terms.

Shareholders’ Equity.    As of December 26, 2002, our shareholders’ equity totaled $117.7 million. The $2.5 million increase from September 26, 2002 is attributable to the net income for the period coupled with a decrease in our accumulated other comprehensive deficit related to our derivative instruments.

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of December 26, 2002:

Contractual Obligations

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$33,079	$52,912	$88,654	$119,354	$—	$200,000	$493,999
Capital lease obligations	2,586	3,275	2,949	2,728	2,648	20,975	$35,161
Operating leases	37,999	49,186	47,028	44,583	43,259	337,910	$559,965

Total contractual obligations	$73,664	$105,373	$138,631	$166,665	$45,907	$558,885	$1,089,125

Contractual obligations for fiscal 2003 include only payments to be made for the remaining 39 weeks of fiscal 2003.

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of December 26, 2002:

Other Commitments
(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Standby letters of credit	$18,778	$9,503	$—	$—	$—	$—	$28,281

Other commitments for fiscal 2003 include only standby letters of credit that expire during the remaining 39 weeks of fiscal 2003. At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $13.2 million as of December 26, 2002 represent estimates for future expenditures for remediation, tank removal and litigation associated with 754 known contaminated sites as a result of releases and are based on current regulations, historical results and certain other factors. We estimate that approximately $11.7 million of our environmental obligation will be funded by state trust funds and third party insurance.

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

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Recently Adopted Accounting Standards

Effective September 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See Note 6 for a discussion of our adoption of SFAS No. 143.

Effective September 27, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are discussed in Note 8.

Recently Issued Accounting Standards Not Yet Adopted

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

In November, 2002, the Emerging Issues Task Force reached consensus on issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). The consensus requires that certain cash consideration received by a customer from a vendor should be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. EITF 02-16 should be applied in annual and interim financial statements for fiscal periods beginning after December 15, 2002. The Company is currently assessing, but has not yet determined, the impact of EITF 02-16 on its consolidated financial statements.

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

The Convenience Store Industry Is Highly Competitive and Impacted by New Entrants.    The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in terms of the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores and mass merchants. In recent years, several non-traditional retail segments entering the gasoline retail business including supermarkets, club stores and mass merchants have impacted the convenience store industry. These non-traditional gasoline retailers have obtained a share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences, competitive offerings and competitive prices to ensure we offer a selection of products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety.

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

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.    We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We will have to use a portion of our cash flow from operations for debt service, rather than for our operations or to implement our growth strategy. As of December 26, 2002, we had consolidated debt including capital lease obligations of approximately $510.6 million and shareholders’ equity of approximately $117.7 million. As of December 26, 2002, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $16.7 million.

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

As of December 26, 2002, there are 18,107,597 shares of our common stock outstanding. Of these shares, 6,250,000 shares are freely tradable. 11,815,538 shares are held by affiliate investment funds of Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, affiliates of The Pantry can resell up to 1% of the aggregate outstanding common stock during any three month period. In addition, Freeman Spogli has registration rights allowing them to require us to register the resale of their shares. If Freeman Spogli exercises its registration rights and sell shares of common stock in the public market, the market price of our common stock could decline.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at December 26, 2002, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of January 27, 2003.

Expected Maturity Date

as of December 26, 2002

(Dollars in thousands)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Long-term debt	$33,079	$52,912	$88,654	$119,354	$—	$200,000	$493,999	$479,998
Weighted average interest rate	8.53%	7.79%	8.11%	9.18%	10.25%	10.25%	8.56%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 26, 2002, the interest rate on 77.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 72.5% at December 27, 2001.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	December 26, 2002	December 27, 2001
Notional principal amount	$180,000	$180,000
Weighted average pay rate	6.12%	6.12%
Weighted average receive rate	1.42%	2.00%
Weighted average years to maturity	0.62	1.62

Effective February 1, 2001, the Company entered into an interest rate collar arrangement covering a notional amount of $55.0 million. The interest rate collar agreement expires in February 2003, and has a cap rate of 5.70% and a floor rate of 5.03%. As of December 26, 2002, the fair value of our swap and collar agreements represented a liability of $6.9 million.

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

Item 4.    Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal control or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

10.1	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini

(b)    Reports on Form 8-K

On December 23, 2002, the Company filed a Current Report on Form 8-K attaching the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Finance, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: February 3, 2003

THE PANTRY, INC.

I, Peter J. Sodini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Pantry, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003
/s/    PETER J. SODINI
Peter J. Sodini
Chief Executive Officer

S-1

THE PANTRY, INC.

I, Daniel J. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Pantry, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003
/s/    DANIEL J. KELLY
Daniel J. Kelly
Chief Financial Officer

S-2

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Amendment No. 3 to Employment Agreement between Peter J. Sodini and The Pantry