Form 10-Q
period 2003-03-27
PANTRY INC
filed 2003-05-09
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	18,107,597 SHARES
(Class)	(Outstanding at May 1, 2003)

THE PANTRY, INC.

FORM 10-Q

MARCH 27, 2003

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 27, 2003	September 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$26,674	$42,236
Receivables, net	33,509	34,316
Inventories (Note 2)	79,507	84,437
Prepaid expenses	5,488	3,499
Property held for sale	387	388
Deferred income taxes	292	1,414

Total current assets	145,857	166,290

Property and equipment, net (Note 8)	417,135	435,518

Other assets:
Goodwill (Note 5)	278,248	277,874
Deferred financing cost, net	8,015	8,965
Environmental receivables (Note 3)	12,531	11,696
Other assets	12,628	9,355

Total other assets	311,422	307,890

Total assets	$874,414	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$7,567	$43,255
Current maturities of capital lease obligations	1,521	1,521
Short-term borrowings (Note 4)	10,000	—
Accounts payable	78,631	93,858
Accrued interest	11,463	13,175
Accrued compensation and related taxes	10,405	10,785
Income taxes payable	59	—
Other accrued taxes	12,709	17,463
Accrued insurance	10,944	9,687
Other accrued liabilities (Note 6)	9,062	19,969

Total current liabilities	152,361	209,713

Long-term debt (Note 4)	475,958	460,920

Other liabilities:
Environmental reserves (Note 3)	13,742	13,285
Deferred income taxes (Note 8)	37,790	38,360
Deferred revenue	49,679	51,772
Capital lease obligations	14,712	15,381
Other noncurrent liabilities (Notes 6 and 8)	13,839	5,063

Total other liabilities	129,762	123,861

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 7, 8 and 10):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 issued and outstanding at March 27, 2003 and September 26, 2002	182	182
Additional paid-in capital	128,002	128,002
Shareholder loans	(452)	(708)
Accumulated other comprehensive deficit, net	(324)	(2,112)
Accumulated deficit	(11,075)	(10,160)

Total shareholders’ equity	116,333	115,204

Total liabilities and shareholders’ equity	$874,414	$909,698

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise sales	$234,900	$232,477	$477,240	$469,715
Gasoline sales	431,719	322,015	833,652	656,328
Commissions	6,825	6,353	13,529	12,175

Total revenues	673,444	560,845	1,324,421	1,138,218

Cost of sales:
Merchandise	157,405	156,122	319,972	316,047
Gasoline	402,910	296,623	765,329	598,592

Total cost of sales	560,315	452,745	1,085,301	914,639

Gross profit	113,129	108,100	239,120	223,579

Operating expenses:
Operating, general and administrative expenses	92,323	89,962	185,464	178,938
Depreciation and amortization	13,683	13,512	26,775	26,904

Total operating expenses	106,006	103,474	212,239	205,842

Income from operations	7,123	4,626	26,881	17,737

Other income (expense):
Interest expense (Note 6 and 9)	(11,457)	(11,823)	(23,645)	(24,166)
Miscellaneous	507	302	941	327

Total other expense	(10,950)	(11,521)	(22,704)	(23,839)

Income (loss) before income taxes	(3,827)	(6,895)	4,177	(6,102)
Income tax benefit (expense)	1,474	2,757	(1,610)	2,439

Net income (loss) before cumulative effect adjustment	(2,353)	(4,138)	2,567	(3,663)
Cumulative effect adjustment, net of tax (Note 8)	—	—	(3,482)	—

Net loss	$(2,353)	$(4,138)	$(915)	$(3,663)

Net income (loss) per share (Note 11):
Basic:
Net income (loss) before cumulative effect adjustment	$(0.13)	$(0.23)	$0.14	$(0.20)
Cumulative effect adjustment	—	—	(0.19)	—

Net loss	$(0.13)	$(0.23)	$(0.05)	$(0.20)

Diluted:
Net income (loss) before cumulative effect adjustment	$(0.13)	$(0.23)	$0.14	$(0.20)
Cumulative effect adjustment	—	—	(0.19)	—

Net loss	$(0.13)	$(0.23)	$(0.05)	$(0.20)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 27, 2003	March 26, 2002
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(915)	$(3,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,775	26,904
Provision for deferred income taxes	1,610	(2,439)
(Gain) loss on sale of property and equipment	333	(163)
Impairment of long-lived assets	300	40
Fair market value change in non-qualifying derivatives	(843)	(1,157)
Provision for closed stores	1,135	965
Cumulative effect of change in accounting principle	3,482	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	55	(2,621)
Inventories	4,930	451
Prepaid expenses	(1,987)	(1,221)
Other noncurrent assets	(3,642)	(72)
Accounts payable	(15,227)	(579)
Other current liabilities and accrued expenses	(12,672)	(7,581)
Reserves for environmental expenses	457	460
Other noncurrent liabilities	(2,226)	(2,940)

Net cash provided by operating activities	1,565	6,384

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,074)	(992)
Additions to property and equipment	(6,810)	(8,035)
Proceeds from sale of property held for sale	1,521	2,066
Proceeds from sale of property and equipment	1,671	3,153
Acquisitions of related businesses, net of cash acquired	(1,169)	(514)

Net cash used in investing activities	(5,861)	(4,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(669)	(539)
Principal repayments of long-term debt	(20,650)	(23,852)
Proceeds from short-term borrowings	10,000	—
Repayments of shareholder loans	256	10
Other financing costs	(203)	(916)

Net cash used in financing activities	(11,266)	(25,297)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,562)	(23,235)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,236	50,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,674	$27,376

Cash paid (refunded) during the period:
Interest	$26,200	$25,567

Taxes	$(59)	$(561)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries, the “Company”. All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 27, 2003 and for the three and six months ended March 27, 2003 and March 28, 2002 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2002.

Our results of operations for the three and six months ended March 27, 2003 and March 28, 2002 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2003 fiscal year ends on September 25, 2003 and is a 52-week year. Fiscal 2002 was also a 52-week year.

The Pantry

As of March 27, 2003, we operated 1,274 convenience stores located in Florida (483), North Carolina (331), South Carolina (245), Georgia (56), Mississippi (54), Kentucky (39), Virginia (30), Indiana (14), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana, South Carolina and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,243 locations, 946 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell® and Texaco®.

Recently Adopted Accounting Standards

Effective December 27, 2002, we adopted the provisions of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. The adoption of EITF 02-16 did not have a material impact on our results of operations or classification of expenses.

Effective December 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See Note 8 for a discussion of our adoption of SFAS No. 143.

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

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are discussed in Note 10.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	March 27, 2003	September 26, 2002
Inventories at FIFO cost:
Merchandise	$76,545	$79,535
Gasoline	20,378	21,669

	96,923	101,204
Less adjustment to LIFO cost:
Merchandise	(17,416)	(16,767)

Inventories at LIFO cost	$79,507	$84,437

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of March 27, 2003, we were contingently liable for outstanding letters of credit in the amount of $30.2 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee and Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.2 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.5 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 27, 2003	September 26, 2002
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	16,907	26,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%; principal due in quarterly installments through January 31, 2006	175,238	176,185
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through July 31, 2006	72,750	73,125
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%; principal due in quarterly installments through January 31, 2004	18,500	27,500
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	—	297
Other notes payable; various interest rates and maturity dates	130	162

Total long-term debt	483,525	504,175
Less—current maturities	7,567	43,255

Long-term debt, net of current maturities	$475,958	$460,920

At March 27, 2003, our senior credit facility consists of a $45.0 million revolving credit facility, which expires January 31, 2004 and bears interest at a rate of LIBOR plus 3.5%, and $283.4 million in outstanding term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of March 27, 2003, there was $10.0 million outstanding under the revolving credit facility and we had approximately $27.3 million of standby letters of credit issued under the facility. Therefore, we had approximately $7.7 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $30.0 million. The LIBOR associated with our senior credit facility resets periodically and as of March 27, 2003, was 1.34%.

On April 14, 2003, we entered into a new senior secured credit facility, which consists of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the existing senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement. The first lien term loan and revolving credit facility have a stated interest rate of LIBOR plus 4.25%. The second lien term loan has a stated interest rate of LIBOR plus 6.5%. The term loans have certain LIBOR floors. Certain scheduled principal payments on the first lien term loan are due quarterly and the second lien term loan and revolving credit facility are due in full at maturity.

The senior secured credit facility contains various restrictive covenants including a minimum EBITDA, maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the refinancing, we will record a non-cash charge of approximately $2.9 million, or $1.8 million net of taxes, related to the write-off of deferred financing costs associated with the previous credit facility in the three month period ending June 26, 2003.

The remaining annual maturities of our long-term debt after completion of the new senior secured credit facility are as follows (amounts in thousands):

Year Ended September:
2003	$2,533
2004	18,808
2005	24,779
2006	25,260
2007	232,750
Thereafter	200,000

Total long-term debt	$504,130

As of March 27, 2003, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—GOODWILL

Effective September 28, 2001, we adopted the provisions of SFAS No. 142 and, as a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level.

As of September 27, 2002, we completed our annual goodwill impairment test by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value; therefore, we had determined that no impairment existed. Fair value was measured using a valuation by an independent third party, which was based on market multiples, comparable transactions and discounted cash flow methodologies. We utilized an independent valuation to determine our fair value rather than our market capitalization, as we believe our market capitalization is not representative of the fair value of the Company because two institutions own approximately 83% of our outstanding common stock.

During the quarter ended March 27, 2003, we changed the date of our annual goodwill impairment test to the last day of our monthly period ending in January. We selected our period ending in January to perform our annual goodwill impairment test because we believe such date represents the end of our annual seasonal business cycle. Typically, our business increases during warmer weather months in the southeastern United States and extends to the holiday season, which ends within our second fiscal quarter. We believe that the change will not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative accounting principle that is preferable under the circumstances.

We completed our annual goodwill impairment test as of January 23, 2003 by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value; therefore, we have determined that no impairment existed. Fair value was measured using a valuation by an independent third party as of January 23, 2003, which was based on market multiples, comparable transactions and discounted cash flow methodologies.

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

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap and collar agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest income was $624 thousand and $922 thousand for the three months ended March 27, 2003 and March 28, 2002, respectively, and $843 thousand and $1.2 million for the six months ended March 27, 2003 and March 28, 2002, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 27, 2003, other accrued liabilities include derivative liabilities of $4.8 million. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $7.9 million and $699 thousand, respectively.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
Net loss	$(2,353)	$(4,138)	$(915)	$(3,663)

Other comprehensive income:
Cumulative effect of adoption of SFAS No. 133 (net of deferred taxes of $34, $34, $68 and $67, respectively)	56	51	107	103
Net unrealized gains on qualifying cash flow hedges (net of deferred taxes of $536, $652, $1,053 and $929, respectively)	855	978	1,681	1,421

Other comprehensive income	911	1,029	1,788	1,524

Comprehensive income (loss)	$(1,442)	$(3,109)	$873	$(2,139)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of unrealized gains on qualifying cash flow hedges, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
Unrealized gains on qualifying cash flow hedges	$1,767	$1,876	$3,555	$3,019
Less: Reclassification adjustment for expenses included in net loss	(912)	(898)	(1,874)	(1,598)

Net unrealized gains on qualifying cash flow hedges	$855	$978	$1,681	$1,421

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	March 27, 2003	September 26, 2002
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $25 at March 27, 2003 and $93 at September 26, 2002)	$(51)	$(158)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $208 at March 27, 2003 and $1,261 at September 26, 2002)	(273)	(1,954)

Accumulated other comprehensive deficit	$(324)	$(2,112)

NOTE 8—ASSET RETIREMENT OBLIGATION

Effective September 27, 2002, we adopted the provisions of SFAS No. 143 and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

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

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million). We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the three months and six months ended March 28, 2002, assuming the adoption of SFAS No. 143 as of September 28, 2001, were not material to net income (loss) or income (loss) per share.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for the six months ended March 27, 2003, is as follows (amounts in thousands):

Upon adoption at September 27, 2002	$8,443
Liabilities incurred	149
Liabilities settled	(38)
Accretion expense	418

Total asset retirement obligation	$8,972

NOTE 9—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
Interest on long-term debt	$9,097	$9,916	$18,476	$20,171
Interest rate swap settlements	2,425	2,331	4,900	4,189
Interest on capital lease obligations	547	484	1,095	968
Fair market value change in non-qualifying derivatives	(624)	(922)	(843)	(1,157)
Miscellaneous	12	14	17	(5)

Total interest expense	$11,457	$11,823	$23,645	$24,166

NOTE 10—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants of our Company or any of our subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of our Company’s common stock. On June 3, 1999, we adopted a new stock option plan (“1999 plan”) providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of the Company’s common stock available for grant. The plans are administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven to ten years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

On January 15, 2003, the board of directors amended the 1999 plan to increase the number of shares of common stock that may be issued under the plan by 882,505 shares. This number of shares corresponded to the number of shares that remained available at that time for issuance under the 1998 plan, which the board of directors terminated (except for the purpose of continuing to govern options outstanding under that plan) on January 15, 2003.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for stock options issued under the 1999 plan for the three and six months ended March 27, 2003 and March 28, 2002 is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
Granted	35,000	40,000	390,000	240,000
Exercised	—	—	—	—
Forfeited	138,403	96,078	249,313	96,078
Expired	—	—	—	—

The following table summarizes information about stock options outstanding at March 27, 2003:

Exercise Prices	Date Granted	Number Outstanding at March 27, 2003	Weighted-Average Remaining Contractual Life	Number of Options Exercisable	Weighted-Average Exercise Price
$8.82	1/1/98	242,607	5 years	242,607	$8.82
$11.27	8/25/98	78,285	6 years	78,285	$11.27
$13.00	6/8/99, 9/30/99	129,000	4 years	129,000	$13.00
$10.00	12/29/00	236,000	5 years	157,333	$10.00
$5.12	11/26/01	150,000	6 years	50,000	$5.12
$4.00	3/26/02	40,000	6 years	13,333	$4.00
$1.66	10/22/02	20,000	7 years	—	$1.66
$1.70	11/13/02	335,000	7 years	—	$1.70
$3.97	1/6/03	35,000	7 years	—	$3.97

Total		1,265,892		670,558

The Pantry’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry’s pro-forma net loss would have been approximately $2.4 million and $4.2 million for the three months ending March 27, 2003 and March 28, 2002, respectively, and $3.8 million and $1.1 million for the six months ending March 27, 2003 and March 28, 2002, respectively. Pro forma basic and diluted loss per share would have been $0.13 and $0.23 for the three months ending March 27, 2003 and March 28, 2002, respectively, and $0.06 and $0.21 for the six months ending March 27, 2003 and March 28, 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 27, 2003	March 28, 2002
Weighted-average grant date fair value	$1.52	$1.41
Weighted-average expected lives (years)	2	2
Weighted-average grant date fair value-exercise price equals market price	$1.52	$1.41
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	1.84%	3.72%
Expected volatility	68.31%	59.63%
Dividend yield	0.00%	0.00%

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—NET INCOME (LOSS) PER SHARE

We compute net income (loss) per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the “treasury stock” method.

The following table reflects the calculation of basic and diluted net income (loss) per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 27, 2003	March 28, 2002	March 27, 2003	March 28, 2002
Net income (loss) before cumulative effect adjustment	$(2,353)	$(4,138)	$2,567	$(3,663)
Cumulative effect adjustment	—	—	(3,482)	—

Net loss	$(2,353)	$(4,138)	$(915)	$(3,663)

Net loss per share—basic:
Weighted average shares outstanding	18,108	18,108	18,108	18,108

Net income (loss) per share before cumulative effect adjustment—basic	$(0.13)	$(0.23)	$0.14	$(0.20)
Loss per share on cumulative effect adjustment—basic	—	—	(0.19)	—

Net loss per share—basic	$(0.13)	$(0.23)	$(0.05)	$(0.20)

Net loss per share—diluted:
Weighted average shares outstanding	18,108	18,108	18,108	18,108
Dilutive impact of options and warrants outstanding	—	—	—	—
Weighted average shares and potential dilutive shares outstanding	18,108	18,108	18,108	18,108

Net income (loss) per share before cumulative effect adjustment—diluted	$(0.13)	$(0.23)	$0.14	$(0.20)
Loss per share on cumulative effect adjustment—diluted	—	—	(0.19)	—

Net loss per share—diluted	$(0.13)	$(0.23)	$(0.05)	$(0.20)

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.6 million and 3.5 million for the three months ended March 27, 2003 and March 28, 2002, respectively, and 3.6 million and 3.5 million for the six months ended March 27, 2003 and March 28, 2002.

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

Introduction

The Pantry, Inc. is the leading convenience store operator in the southeastern United States and one of the largest independently operated convenience store chains in the country with 1,274 stores in 10 southeastern states. Our operating strategy is to provide value to our customers by maintaining high store standards and offering a wide selection of quality products at competitive prices. We sell general merchandise, petroleum products and other products and services targeted to appeal to consumers desire for convenience.

During the second quarter of fiscal 2003, we focused on several initiatives which we believe will maximize the performance of our existing store network and position the Company for improved results when the economic climate in the southeastern United States improves.

In the merchandise segment, we completed our reset program to reposition the assortment, presentation and price of the products offered in each of our locations. We believe this program contributed to our 2.5% increase in comparable store merchandise revenue for the second quarter of fiscal 2003.

In the gasoline segment, we entered into agreements with BP Products, NA (BP®) and Citgo Petroleum Corporation (Citgo®) to brand and supply most of our gasoline products over the next five years. We believe this brand consolidation will enable us to provide a more consistent operating identity while maximizing our gasoline gallon growth and margin per gallon. Additionally, we believe Citgo®’s commitment to supply virtually all of our unbranded gallons will facilitate the growth of our Kangaroo® brand gasoline.

During the second quarter of fiscal 2003, we also laid the groundwork for a $356 million refinancing, which we completed on April 14, 2003. The refinancing of our senior secured credit facility provides us greater liquidity and flexibility through a $7.0 million increase in the revolving credit facility to a total of $52.0 million and a $118 million reduction of scheduled principal payments through fiscal 2005. We continue to remain focused on reducing our outstanding debt while intelligently investing in capital projects, which result in the highest possible return on investment.

We remained focused on controlling store operating expenses. For the second quarter of fiscal 2003, store operating expenses as a percentage of merchandise revenue declined to 31.1% compared to 31.8% for the second quarter of fiscal 2002.

We anticipate closing approximately 35 stores during fiscal 2003 with 15 stores closed during the six months ending March 27, 2003. Historically, the stores we close are under performing in terms of volume and profitability, and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Throughout the remainder of fiscal 2003, we remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of 1,274 stores. We believe these initiatives will positively impact operating results in the future.

Results of Operations

Three Months Ended March 27, 2003 Compared to the Three Months Ended March 28, 2002

Total Revenue.    Total revenue for the second quarter of fiscal 2003 was $673.4 million compared to $560.8 million for the second quarter of fiscal 2002, an increase of $112.6 million or 20.1%. The increase in total revenue is primarily attributable to a 41 cents, or 35.7%, increase in our average gasoline retail price per gallon, a comparable store merchandise revenue increase of 2.5% and a $472 thousand increase in commission revenue. These increases were partially offset by a comparable store gasoline gallon volume decline of 0.2%.

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2003 was $234.9 million compared to $232.5 million during the second quarter of fiscal 2002, an increase of $2.4 million or 1.0%. The increase is primarily attributable to a 2.5% increase in comparable store merchandise revenue compared to the second quarter of fiscal 2002, partially offset by lost revenue from closed stores of approximately $1.5 million. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the second quarter of fiscal 2003 was $431.7 million compared to $322.0 million during the second quarter of fiscal 2002, an increase of $109.7 million or 34.1%. The increase in gasoline revenue is primarily attributable to the 41 cents, or 35.7%, increase in the average gasoline retail price per gallon, partially offset by a 0.2% decline in comparable store gasoline gallon volume. The increased average retail price per gallon of $1.56 for the second quarter of fiscal 2003 compared to $1.15 per gallon for the comparable prior year period coupled with unusually cold weather and a weak economic environment in the Southeast contributed to the comparable store gasoline gallon volume decline.

In the second quarter of fiscal 2003, gasoline gallons sold were 277.1 million compared to 281.0 million during the second quarter of fiscal 2002, a decrease of 3.9 million gallons or 1.4%. The decrease is primarily attributable to the comparable store gasoline gallon sales decline coupled with lost gallon volume from closed stores of approximately 1.0 million.

Commission Revenue.    Commission revenue for the second quarter of fiscal 2003 was $6.8 million compared to $6.4 million during the second quarter of fiscal 2002, an increase of $472 thousand or 7.4%. The increase is primarily attributable to an increase in lottery revenue of approximately $200 thousand, prepaid credit card revenue of approximately $150 thousand and additional ATM income of approximately $100 thousand.

Total Gross Profit.    Total gross profit for the second quarter of fiscal 2003 was $113.1 million compared to $108.1 million during the second quarter of fiscal 2002, an increase of $5.0 million or 4.7%. The increase in gross profit is primarily attributable to increases in gasoline margin per gallon, merchandise margin and commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $77.5 million for the second quarter of fiscal 2003 compared to $76.4 million for the second quarter of fiscal 2002, an increase of $1.1 million or 1.5%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 20 basis points increase in our merchandise margin. Merchandise margin increased to 33.0% for the second quarter of fiscal 2003 from the 32.8% reported for the second quarter of fiscal 2002.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $28.8 million for the second quarter of fiscal 2003 compared to $25.4 million for the second quarter of fiscal 2002, an increase of $3.4 million or 13.5%. The increase is primarily attributable to a 1.4 cents per gallon increase in gasoline margin, partially offset by the comparable store gallon decline of 0.2%. Gasoline gross profit per gallon was 10.4 cents in the second quarter of fiscal 2003 compared to 9.0 cents for the second quarter of fiscal 2002.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2003 totaled $92.3 million compared to $90.0 million for the second quarter of fiscal 2002, an increase of $2.4 million or 2.6%. This increase is primarily due to higher insurance costs and professional and consulting fees.

Income from Operations.    Income from operations totaled $7.1 million for the second quarter of fiscal 2003 compared to $4.6 million for the second quarter of fiscal 2002, an increase of $2.5 million or 54.0%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins, an increase in commission revenue and positive comparable store merchandise revenue growth, partially offset by increases in certain general and administrative costs as discussed above.

EBITDA.    EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of a change in accounting principle. EBITDA for the second quarter of fiscal 2003 totaled $21.3 million compared to EBITDA of $18.4 million during the second quarter of fiscal 2002, an increase of $2.9 million or 15.6%. The increase is attributable to the increases in merchandise and gasoline gross profit as discussed above. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and we believe investors find this information useful. EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	March 27, 2003	March 28, 2002
EBITDA	$21,313	$18,440
Interest expense	(11,457)	(11,823)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	225	(212)
Changes in operating assets and liabilities, net:
Assets	(4,766)	(11,435)
Liabilities	6,307	26,075

Net cash provided by operating activities	$11,622	$21,045
Net cash used in investing activities	$(5,602)	$(2,019)
Net cash used in financing activities	$(942)	$(5,501)

Interest Expense.    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the second quarter of fiscal 2003 was $11.5 million compared to $11.8 million for the second quarter of fiscal 2002, a decrease of $366 thousand or 3.1%. The decrease is primarily attributable to a general decline in interest rates and a decrease in our weighted average borrowings, partially offset by an increase in our interest rate swap settlement payments of $94 thousand for the second quarter of fiscal 2003 as compared to the same period of fiscal 2002.

Income Tax Benefit.    We recorded an income tax benefit of $1.5 million for the second quarter of fiscal 2003 compared to $2.8 million for the second quarter of fiscal 2002. The decrease in income tax benefit was primarily attributable to the decrease in pre-tax loss partially offset by a decline in our effective tax rate to 38.5% compared to 40.0% in the second quarter of fiscal 2002.

Net Loss.    Net loss for the second quarter of fiscal 2003 was $2.4 million compared to net loss of $4.1 million for the second quarter of fiscal 2002. The increase is attributable to the items discussed above.

Six Months Ended March 27, 2003 Compared to the Six Months Ended March 28, 2002

Total Revenue.    Total revenue for the six months ended March 27, 2003 was $1.3 billion compared to $1.1 billion for the six months ended March 28, 2002, an increase of $186.2 million or 16.4%. The increase in total revenue is primarily attributable to a 34 cents, or 29.6%, increase in our average gasoline retail price per gallon, a comparable store merchandise revenue increase of 2.9% and a $1.4 million increase in commission revenue. These increases were partially offset by a comparable store gasoline gallon volume decline of 0.5%.

Merchandise Revenue.    Merchandise revenue for the six months ended March 27, 2003 was $477.2 million compared to $469.7 million during the six months ended March 28, 2002, an increase of $7.5 million or 1.6%. The increase in merchandise revenue is primarily attributable to comparable store merchandise sales growth of 2.9%, partially offset by lost revenue from closed stores of approximately $3.0 million. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the six months ended March 27, 2003 was $833.7 million compared to $656.3 million during the six months ended March 28, 2002, an increase of $177.3 million or 27.0%. The increase in gasoline revenue is primarily attributable to a 34 cents, or 29.6%, increase in average gasoline retail price per gallon, partially offset by a 0.5% decline in comparable store gasoline gallon volume. The sustained higher average retail price per gallon of $1.49 for the six months ended March 27, 2003 compared to $1.15 for the six months ended March 28, 2002 contributed to the comparable store gasoline gallon volume decline.

For the six months ended March 27, 2003, gasoline gallons sold were 561.0 million compared to 568.9 million during the six months ended March 28, 2002, a decrease of 7.9 million gallons or 1.4%. The decrease is primarily attributable to the comparable store gasoline gallon sales decline coupled with lost gallon volume from closed stores of approximately 2.1 million.

Commission Revenue.    Commission revenue for the six months ended March 27, 2003 was $13.5 million compared to $12.2 million during the six months ended March 28, 2002, an increase of $1.4 million or 11.1%. The increase is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program that resulted in an increase of approximately $1.2 million in lottery commission.

Total Gross Profit.    Total gross profit for the six months ended March 27, 2003 was $239.1 million compared to $223.6 million during the six months ended March 28, 2002, an increase of $15.5 million or 7.0%. The increase in gross profit is primarily attributable to increases in gasoline margin per gallon, merchandise margin and commission revenue.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $157.3 million for the six months ended March 27, 2003 compared to $153.7 million for the six months ended March 28, 2002, an increase of $3.6 million or 2.3%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 30 basis points increase in our merchandise margin. Merchandise margin increased to 33.0% for the six months ended March 27, 2003 from the 32.7% reported for the six months ended March 28, 2002.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $68.3 million for the six months ended March 27, 2003 compared to $57.7 million for the six months ended March 28, 2002, an increase of $10.6 million or 18.3%. The increase is primarily attributable to a 2.0 cents, or 20.0%, per gallon increase in gasoline margin, partially offset by the comparable store gallon decline of 0.5%. Gasoline gross profit per gallon was 12.2 cents for the six months ended March 27, 2003 compared to 10.2 cents for the six months ended March 28, 2002.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the six months ended March 27, 2003 totaled $185.5 million compared to $178.9 million for the six months ended March 28, 2002, an increase of $6.5 million or 3.6%. The increase is primarily due to higher insurance costs, costs associated with asset disposals and professional and consulting fees.

Income from Operations.    Income from operations totaled $26.9 million for the six months ended March 27, 2003 compared to $17.7 million for the six months ended March 28, 2002, an increase of $9.1 million or 51.6%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins, higher commission revenue and positive comparable store merchandise revenue growth, partially offset by increases in certain general and administrative costs as discussed above.

EBITDA.    EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of a change in accounting principle. EBITDA for the six months ended March 27, 2003 totaled $54.6 million compared to EBITDA of $45.0 million for the six months ended March 28, 2002, an increase of $9.6 million or 21.4%. The increase is attributable to the items discussed above. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Six Months Ended
	March 27, 2003	March 28, 2002
EBITDA	$54,597	$44,968
Interest expense	(23,645)	(24,166)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	925	(315)
Changes in operating assets and liabilities, net:
Assets	(644)	(3,463)
Liabilities	(29,668)	(10,640)

Net cash provided by operating activities	$1,565	$6,384
Net cash used in investing activities	$(5,861)	$(4,322)
Net cash used in financing activities	$(11,266)	$(25,297)

Interest Expense.    Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the six months ended March 27, 2003 was $23.6 million compared to $24.2 million for the six months ended March 28, 2002, a decrease of $521 thousand or 2.2%. The decrease is primarily attributable to a general decline in interest rates and a decrease in our weighted average borrowings, partially offset by an increase in our interest rate swap settlement payments of $711 thousand.

Income Tax Expense.    We recorded income tax expense of $1.6 million for the six months ended March 27, 2003 compared to an income tax benefit of $2.4 million for the six months ended March 28, 2002. The change in income tax expense was primarily attributable to a $10.3 million increase in pre-tax income. Our effective tax rate was 38.5% for the six months ended March 27, 2003 compared to 40.0% for the six months ended March 28, 2002.

Cumulative Effect Adjustment.    We recorded a one-time cumulative effect charge of $3.5 million relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Loss.    Net loss for the six months ended March 27, 2003 was $915.0 thousand compared to net loss of $3.7 million for the six months ended March 28, 2002. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our senior credit facility, sale-leaseback transactions, asset dispositions and equity investments, to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities declined from $6.4 million for the six months ended March 28, 2002 to $1.6 million for the six months ended March 27, 2003. Cash flows from operations for the six months ended March 27, 2003 decreased by $4.8 million compared to the six months ended March 28, 2002, even though net income before cumulative effect adjustment improved by $6.2 million. Cash flows from operations were impacted by a decrease in the payment days for certain trade vendors. In most cases, we received additional purchase discounts from such vendors in exchange for the decrease in payment terms. We had $26.7 million of cash and cash equivalents on hand at March 27, 2003.

Capital Expenditures.    Capital expenditures (excluding all acquisitions) were approximately $7.9 million for the six months ended March 27, 2003. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $1.5 million for the six months ended March 27, 2003. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

For the six months ended March 27, 2003, we received approximately $1.8 million in proceeds from asset dispositions and vendor reimbursements bringing total proceeds including sale-leaseback transactions to $3.3 million. As a result, our net capital expenditures, excluding all acquisitions, for the six months ended March 27, 2003 were $4.6 million. We anticipate that net capital expenditures for fiscal 2003 will be in the range of $24.0 million to $27.0 million. As a result of our new gasoline rebranding and supply alliance agreements signed in March, 2003, we anticipate capital expenditures totaling $10.0 million to $15.0 million over the next two years to convert and upgrade our existing stores that carry the BP® and Citgo® brands and/or our Kangaroo® private label brand.

Long-Term Debt.    Our long-term debt consisted of $200.0 million of senior subordinated notes, $283.4 million outstanding under our senior credit facility and $130 thousand in other notes payable with various interest rates and maturity dates.

We have outstanding $200.0 million of 10 1/4% senior subordinated notes due in 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

As of March 27, 2003, our senior credit facility consisted of a $45.0 million revolving credit facility and $283.4 million in outstanding borrowings under term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of March 27, 2003, there was $10 million outstanding under the revolving credit facility and we had approximately $27.3 million of standby letters of credit issued under the facility. As a result, we had approximately $7.7 million in available borrowing capacity at March 27, 2003. The revolving credit facility limits our total outstanding letters of credit to $30.0 million. During the second quarter of fiscal 2003, we secured additional letters of credit of $2.9 million collateralized by a money market account.

On April 14, 2003, we entered into a new senior secured credit facility, which consists of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the existing senior credit facility. The first lien term loan and revolving credit facility have a stated interest rate of LIBOR plus 4.25%. The second lien term loan has a stated interest rate of LIBOR plus 6.5%. The term loans have set LIBOR minimum rates. Principal payments on the first lien term loan are due quarterly over the life of the loan and the second lien term loan and revolving credit facility are due in full at maturity.

Cash Flows from Financing Activities.    For the six months ended March 27, 2003, we used cash flows provided by operations and cash on hand to make principal repayments on long-term debt of $20.7 million.

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

Shareholders’ Equity.    As of March 27, 2003, our shareholders’ equity totaled $116.3 million. The $1.1 million increase from September 26, 2002 is attributable to the decrease in our accumulated other comprehensive deficit related to our derivative instruments, partially offset by the net loss for the period.

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt repayment schedule, future capital lease commitments (including principal and interest) and future operating lease commitments by fiscal year as of March 27, 2003:

Contractual Obligations

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$2,533	$18,808	$24,779	$25,260	$232,750	$200,000	$504,130
Capital lease obligations	1,724	3,275	2,949	2,728	2,648	20,975	34,299
Operating leases	25,333	49,186	47,028	44,583	43,259	337,910	547,299

Total contractual obligations	$29,590	$71,269	$74,756	$72,571	$278,657	$558,885	$1,085,728

Contractual obligations for fiscal 2003 include only payments to be made for the remaining 26 weeks of fiscal 2003.

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility or supported by cash collateral as of March 27, 2003:

Other Commitments

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Standby letters of credit	$6,128	$24,070	$—	$—	$—	$—	$30,198

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $13.7 million as of March 27, 2003 represent estimates for future expenditures for remediation, tank removal and litigation associated with 238 known contaminated sites as a result of releases and are based on current regulations, historical results and certain other factors. There are 512 known contaminated sites that are being remediated by other third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. We estimate that approximately $12.5 million of our environmental obligation will be funded by state trust funds and third party insurance.

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

Merchandise Supply Agreements.    We have a distribution service agreement with McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Wal-Mart Stores, Inc., pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2007 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in the six months of fiscal 2003.

Gasoline Supply Agreements.    We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements, including Amoco®, BP®, Chevron®, Citgo®, Shell®, Mobil® and Texaco®. The fuel purchased is based on the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We have met our purchase commitments under these contracts and expect to continue doing so in the future. We purchase the balance of our gasoline from a variety of independent fuel distributors.

During February of 2003, we signed new gasoline supply agreements with BP Products, NA (BP®) and Citgo Petroleum Corporation (Citgo®) to brand and supply most of our gasoline products for the next five years. After a twelve to eighteen month conversion involving approximately 1,000 locations, BP® will supply approximately 35% of The Pantry’s total gasoline volume, which will be sold under the BP/Amoco® brand. Citgo® will supply both The Pantry’s private label gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. In addition to supplying the Pantry’s private label gasoline, Citgo® will supply approximately 50% of The Pantry’s total gasoline volume. The remaining locations, primarily in Florida, will remain branded and supplied by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while maximizing our gasoline gallon growth and margin per gallon.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Recently Adopted Accounting Standards

Effective December 27, 2002, we adopted the provisions of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. The adoption of EITF 02-16 did not have a material impact on our results of operations or classification of expenses.

Effective December 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See Note 8 for a discussion of our adoption of SFAS No. 143.

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

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are discussed in Note 10.

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

We Depend on Two Principal Suppliers for The Majority of Our Gasoline.    During February of 2003, we signed new gasoline supply agreements with BP Products, NA (BP®) and Citgo Petroleum Corporation (Citgo®) to brand and supply approximately 85% of our future gasoline purchases after an approximate eighteen-month conversion process. We have contracts with BP® and Citgo® until 2008, but we may not be able to renew the contract upon expiration. A change of suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.    We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We will have to use a portion of our cash flow from operations for debt service, rather than for our operations or to implement our growth strategy. As of March 27, 2003, we had consolidated debt including capital lease obligations of approximately $509.8 million and shareholders’ equity of approximately $116.3 million. Under our new senior secured credit facility, our $52.0 million revolving facility allows a maximum availability for issuing letters of credit of $45.0 million. At March 27, 2003, we had $27.3 million outstanding standby letters of credit. As a result, at March 27, 2003, we would have had $24.7 million available in borrowings, with up to $17.7 million of this amount available for issuing standby letters of credit.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate and although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our senior credit facility contains numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet fixed charge coverage, minimum EBITDA and leverage tests. The indenture governing our senior subordinated notes and our senior credit facility permit us and our subsidiaries to incur or guarantee additional debt, subject to limitations.

Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would adversely affect our business, financial condition and results of operations. For the twelve-month period ending September 27, 2001, we failed to satisfy two financial covenants required by our previous senior credit facility. During the first quarter of fiscal 2002, we received a waiver from our previous senior credit group and executed an amendment to that facility that included, among other things, a modification to financial covenants and certain increases in the floating interest rate. Our ability to respond to changing business conditions and to secure additional financing may be restricted by these covenants, which may become more restrictive in the future. We also may be prevented from engaging in transactions, including acquisitions that may be important to our long-term growth strategy.

Changes in Our Credit Ratings or Trade Credit Terms Could Adversely Impact our Financial Condition and Operating Flexibility.    If our credit ratings are downgraded, our financial flexibility, borrowing costs, product supply costs and ability to obtain future financing on acceptable terms may be affected. Furthermore, we rely on credit terms provided by our major suppliers including our major wholesaler, gasoline suppliers and other suppliers. Material changes in these credit terms could impact our operating results and financial condition.

The Interests of The Pantry’s Controlling Stockholder May Conflict With Our Interests and The Interests of Our Other Stockholders.    As a result of its stock ownership and board representation, Freeman Spogli & Co. is in a position to affect our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. As of May 2, 2003, Freeman Spogli owned 11,815,538 shares of common stock and warrants to purchase 2,346,000 shares of common stock. Freeman Spogli’s beneficial ownership of The Pantry, including shares underlying warrants, at May 2, 2003 was approximately 69.2%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli.

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

As of March 27, 2003, there are 18,107,597 shares of our common stock outstanding. Of these shares, 6,250,000 shares are freely tradable. 11,815,538 shares are held by affiliate investment funds of Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, affiliates of The Pantry can resell up to 1% of the aggregate outstanding common stock during any three month period. In addition, Freeman Spogli has registration rights allowing them to require us to register the resale of their shares. If Freeman Spogli exercises its registration rights and sell shares of common stock in the public market, the market price of our common stock could decline.

Our Charter Includes Provisions Which May Have The Effect of Preventing or Hindering A Change in Control and Adversely Affecting The Market Price of Our Common Stock.    Our certificate of incorporation gives our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock, without obtaining stockholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of The Pantry by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse affect on the market price of our common stock. We have no present plans to issue any shares of our preferred stock.

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

Acts of War and Terrorism Could Impact Our Business.    Acts of war and terrorism could impact general economic conditions and the supply and price of crude oil. In addition, these events may cause damage to our retail facilities and disrupt the supply of the products and services we offer in our locations. These factors could impact our revenues, operating results and financial condition.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at March 27, 2003, on our refinanced senior secured credit facility and other remaining long-term debt instruments. Fair values have been determined based on quoted market prices as of May 8, 2003.

Expected Maturity Date

as of March 27, 2003

(Dollars in thousands)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Long-term debt	$2,533	$18,808	$24,779	$25,260	$232,750	$200,000	$504,130	$508,662
Weighted average interest rate	9.38%	8.43%	8.28%	8.42%	9.08%	10.25%	8.62%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 27, 2003, the interest rate on 78.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 73.2% at March 28, 2002.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	March 27, 2003	March 28, 2002
Notional principal amount	$185,000	$180,000
Weighted average pay rate	5.75%	6.12%
Weighted average receive rate	1.39%	1.90%
Weighted average years to maturity	0.60	1.37

Our interest rate collar arrangement entered into on February 1, 2001 and covering a notional amount of $55.0 million was converted to an interest rate swap arrangement effective February 3, 2003. As of March 27, 2003, the fair value of our swap agreements represented a liability of $4.8 million.

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

Item 4.    Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) provide reasonable assurances that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in internal control or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 25, 2003, we held our Annual Meeting of Stockholders during which our stockholders:

(1)	Elected nine nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	17,373,059	302,705
Todd W. Halloran	17,373,059	302,705
Jon D. Ralph	17,317,750	358,014
Charles P. Rullman	17,317,750	358,014
William M. Webster, III	17,388,677	287,087
Peter M. Starrett	17,387,333	288,431
Hubert E. Yarborough, III	17,389,277	286,487
Byron E. Allumbaugh	17,389,077	286,687
Thomas M. Murnane	17,389,477	286,287

(2)	Approved the Company’s 1999 Stock Option Plan, which included an amendment to increase the number of shares available for grant under the plan by 882,505 shares. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Approval of 1999 Stock Option Plan	17,091,749	546,165	37,850

(3)	Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 25, 2003. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	17,556,670	94,194	24,900

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

10.1

Branded Jobber Contract between The Pantry, Inc. and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2

Distributor Franchise Agreement between The Pantry, Inc. and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP

99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [Furnished in accordance with the Securities and Exchange Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]

99.2

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of The Sarbanes-Oxley Act of 2002. [Furnished in accordance with the Securities and Exchange Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]

(b)    Reports on Form 8-K

On February 4, 2003, the Company filed a Current Report on Form 8-K attaching the certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On March 6, 2003, the Company filed a Current Report on Form 8-K attaching a press release describing its new gasoline supply agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Finance, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ DANIEL J. KELLY
Daniel J. Kelly Chief Financial Officer

S-2

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1

Branded Jobber Contract between The Pantry, Inc. and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2

Distributor Franchise Agreement between The Pantry, Inc. and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP
99.1

Certification Pursuance to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [Furnished in accordance with the Securities and Exchange Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]

99.2

Certification Pursuance to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [Furnished in accordance with the Securities and Exchange Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]