Form 10-Q
period 2003-06-26
PANTRY INC
filed 2003-08-11
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	18,107,597 SHARES
(Class)	(Outstanding at August 1, 2003)

THE PANTRY, INC.

FORM 10-Q

JUNE 26, 2003

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 26, 2003	September 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$55,935	$42,236
Receivables, net	32,945	34,316
Inventories (Note 2)	78,695	84,437
Prepaid expenses	5,303	3,499
Property held for sale	1,029	388
Deferred income taxes	922	1,414

Total current assets	174,829	166,290

Property and equipment, net (Note 8)	403,452	435,518

Other assets:
Goodwill (Note 5)	278,279	277,874
Deferred financing cost, net	11,452	8,965
Environmental receivables (Note 3)	12,861	11,696
Other assets	8,631	9,355

Total other assets	311,223	307,890

Total assets	$889,504	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$12,565	$43,255
Current maturities of capital lease obligations	1,339	1,339
Accounts payable	80,320	93,858
Accrued interest	7,294	13,357
Accrued compensation and related taxes	10,926	10,785
Other accrued taxes	15,149	17,463
Accrued insurance	11,669	9,687
Other accrued liabilities (Note 6)	7,546	19,969

Total current liabilities	146,808	209,713

Long-term debt (Note 4)	487,232	460,920

Other liabilities:
Environmental reserves (Note 3)	14,171	13,285
Deferred income taxes (Note 8)	41,599	38,360
Deferred revenue	47,410	51,772
Capital lease obligations	14,377	15,381
Other noncurrent liabilities (Notes 6 and 8)	16,506	5,063

Total other liabilities	134,063	123,861

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 7 and 11):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 issued and outstanding at June 26, 2003 and September 26, 2002	182	182
Additional paid-in capital	128,002	128,002
Shareholder loans	(413)	(708)
Accumulated other comprehensive deficit, net	(1,380)	(2,112)
Accumulated deficit	(4,990)	(10,160)

Total shareholders’ equity	121,401	115,204

Total liabilities and shareholders’ equity	$889,504	$909,698

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise sales	$263,890	$265,074	$741,130	$734,789
Gasoline sales	441,093	409,693	1,274,745	1,066,021
Commissions	6,472	6,541	20,001	18,716

Total revenues	711,455	681,308	2,035,876	1,819,526

Cost of sales:
Merchandise	175,388	178,013	495,360	494,060
Gasoline	401,050	376,270	1,166,379	974,862

Total cost of sales	576,438	554,283	1,661,739	1,468,922

Gross profit	135,017	127,025	374,137	350,604

Operating expenses:
Operating, general and administrative expenses	98,833	93,005	284,297	271,943
Depreciation and amortization	15,048	13,517	41,823	40,421

Total operating expenses	113,881	106,522	326,120	312,364

Income from operations	21,136	20,503	48,017	38,240

Other income (expense):
Interest expense (Notes 4, 6 and 9)	(11,638)	(13,904)	(35,283)	(38,070)
Miscellaneous	396	174	1,337	501

Total other expense	(11,242)	(13,730)	(33,946)	(37,569)

Income before income taxes	9,894	6,773	14,071	671
Income tax expense	(3,809)	(2,709)	(5,419)	(270)

Net income before cumulative effect adjustment	6,085	4,064	8,652	401
Cumulative effect adjustment, net of tax (Note 8)	—	—	(3,482)	—

Net income	$6,085	$4,064	$5,170	$401

Net income per share (Note 11):
Basic:
Net income before cumulative effect adjustment	$0.34	$0.22	$0.48	$0.02
Cumulative effect adjustment	—	—	(0.19)	—

Net income	$0.34	$0.22	$0.29	$0.02

Diluted:
Net income before cumulative effect adjustment	$0.33	$0.22	$0.47	$0.02
Cumulative effect adjustment	—	—	(0.19)	—

Net income	$0.33	$0.22	$0.28	$0.02

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 26, 2003	June 27, 2002
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,170	$401
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,823	40,421
Provision for deferred income taxes	5,419	270
Loss on extinguishment of debt	2,888	—
(Gain) loss on sale of property and equipment	461	(77)
Impairment of long-lived assets	525	87
Fair market value change in non-qualifying derivatives	(1,979)	104
Provision for closed stores	1,543	1,504
Cumulative effect of change in accounting principle	3,482	—
Amortization of long-term debt discount	243	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	289	(4,233)
Inventories	5,742	(4)
Prepaid expenses	(1,795)	(833)
Other noncurrent assets	171	(35)
Accounts payable	(13,538)	(1,556)
Other current liabilities and accrued expenses	(15,044)	(8,422)
Reserves for environmental expenses	886	1,000
Other noncurrent liabilities	(1,737)	(3,031)

Net cash provided by operating activities	34,549	25,596

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,716)	(1,358)
Additions to property and equipment	(10,789)	(14,754)
Proceeds from sale of property held for sale	1,521	2,082
Proceeds from sale of property and equipment	4,167	6,188
Acquisitions of related businesses, net of cash acquired	(1,449)	(512)

Net cash used in investing activities	(8,266)	(8,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(1,004)	(839)
Principal repayments of long-term debt	(304,061)	(29,824)
Proceeds from issuance of long-term debt	299,440	—
Repayments of shareholder loans	295	10
Other financing costs	(7,254)	(917)

Net cash used in financing activities	(12,584)	(31,570)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,699	(14,328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,236	50,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,935	$36,283

Cash paid (refunded) during the period:
Interest	$43,326	$42,048

Taxes	$(46)	$(591)

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 26, 2003 and for the three and nine months ended June 26, 2003 and June 27, 2002 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2002.

Our results of operations for the three and nine months ended June 26, 2003 and June 27, 2002 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. Also, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2003 fiscal year ends on September 25, 2003 and is a 52-week year. Fiscal 2002 was also a 52-week year.

The Pantry

As of June 26, 2003, we operated 1,271 convenience stores located in Florida (480), North Carolina (331), South Carolina (245), Georgia (56), Mississippi (54), Kentucky (39), Virginia (30), Indiana (14), Tennessee (14) and Louisiana (8). Our stores offer a broad selection of products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana, South Carolina and Indiana stores, we also sell lottery products. Self service gasoline is sold at 1,240 locations, 907 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell® and Texaco®.

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

Effective September 27, 2002, we adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS No. 4”). SFAS No. 145 also rescinds and amends other existing authoritative pronouncements. This statement eliminates SFAS No. 4 and, thus, the exception to applying APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. See Note 4 for our discussion on our debt extinguishment.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are included in Note 10.

Change in Accounting Estimate

Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $1.8 million. This additional expense had an impact on net income of $1.1 million and reduced basic and diluted earnings per share by $.06 per share.

NOTE 2—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	June 26, 2003	September 26, 2002
Inventories at FIFO cost:
Merchandise	$75,807	$79,535
Gasoline	18,436	21,669

	94,243	101,204
Less adjustment to LIFO cost:
Merchandise	(15,548)	(16,767)

Inventories at LIFO cost	$78,695	$84,437

During fiscal 2003, we experienced general deflation of tobacco and related product costs. Additionally, certain tobacco and related products’ manufacturers have recently adopted a lower cost program, which is being passed through to us from our primary wholesale distributor. Accordingly, we have experienced deflation on a FIFO cost basis and, as a result, the difference between FIFO costs (which reflects the current year deflation in product costs) and LIFO costs has decreased. As a result of these items, we recorded a decrease in our LIFO reserve and a corresponding reduction of cost of sales of approximately $1.2 million during the nine months ended June 26, 2003.

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, we maintain letters of credit in the aggregate amount of $1.1 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Kentucky, Tennessee, Louisiana and Indiana. We also rely on reimbursements from applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases reported through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. In 1998, Florida developed their own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. We believe all company owned underground storage tank systems are in material compliance with the 1988 EPA regulations and all applicable state environmental regulations.

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Mississippi and Virginia. The coverage afforded by each state fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations. During the next five years, we may spend up to $1.3 million for remediation. In addition, we estimate that state trust funds established in our operating areas or other responsible third parties (including insurers) may spend up to $12.9 million on our behalf. To the extent those third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Other Contingencies

As of June 26, 2003, we were contingently liable for outstanding letters of credit in the amount of $29.7 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, we believe the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 26, 2003	September 26, 2002
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%	—	26,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%	—	176,185
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%	—	73,125
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%	—	27,500
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $3,593	249,407	—
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $724	50,276	—
Notes payable to McLane Company, Inc.; zero (0.0%) interest, with principal due in annual installments through February 26, 2003	—	297
Other notes payable; various interest rates and maturity dates	114	162

Total long-term debt	499,797	504,175
Less—current maturities	(12,565)	(43,255)

Long-term debt, net of current maturities	$487,232	$460,920

On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previously existing senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility and it is included in operating, general and administrative expenses.

At June 26, 2003, our senior credit facility consists of a $52.0 million revolving credit facility, which expires March 31, 2007 and bears interest at a rate of LIBOR plus 4.25%, and $299.7 million in outstanding term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of June 26, 2003, there were no outstanding borrowings under the revolving credit facility and we had approximately $29.7 million of standby letters of credit issued under the facility. Therefore, we had approximately $22.3 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $45.0 million. The LIBOR associated with our senior credit facility resets periodically and has certain LIBOR floors. As of June 26, 2003, the effective LIBOR rate was 1.75% for the first lien term loan and 1.50% for the second lien term loan.

The senior secured credit facility contains various restrictive covenants including a minimum EBITDA, maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2003	$2,517
2004	18,808
2005	24,779
2006	25,260
2007	232,750
Thereafter	200,000

Total principal payments	$504,114
Less: original issue discount	(4,317)

Total long-term debt—net	$499,797

As of June 26, 2003, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—GOODWILL

Effective September 28, 2001, we adopted the provisions of SFAS No. 142 and, as a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. We determined that we operate in one reporting unit based on the current reporting structure and have thus assigned goodwill at the enterprise level.

During the quarter ended March 27, 2003, we changed the date of our annual goodwill impairment test to the last day of our monthly period ending in January. We selected our period ending in January to perform our annual goodwill impairment test because we believe such date represents the end of our annual seasonal business cycle. Typically, our business increases during warmer weather months in the southeastern United States and extends to the holiday season, which ends within our second fiscal quarter. We believe that the change will not delay, accelerate or avoid an impairment charge. Accordingly, we believe that the accounting change described above is to an alternative date which is preferable under the circumstances.

We completed our annual goodwill impairment test as of January 23, 2003 by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value; therefore, we have determined that no impairment existed. Fair value was measured using a valuation by an independent third party as of January 23, 2003, which was based on market multiples, comparable transactions and discounted cash flow methodologies. We utilized an independent valuation to determine our fair value rather than our market capitalization, as we believe our market capitalization may not be representative of the fair value of the Company because two institutions own approximately 83% of our outstanding common stock.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap and collar agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings. Interest income (expense) was $1.1 million and $(1.3) million for the three months ended June 26, 2003 and June 27, 2002, respectively, and $2.0 million and $(104) thousand for the nine months ended June 26, 2003 and June 27, 2002, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 26, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $2.9 million and $2.5 million, respectively. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $7.9 million and $699 thousand, respectively.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
Net income	$6,085	$4,064	$5,170	$401

Other comprehensive income (loss):
Cumulative effect of adoption of SFAS No. 133 (net of deferred taxes of $25, $34, $93 and $101, respectively)	51	51	158	154
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred taxes of $(657), $(75), $396 and $854, respectively)	(1,107)	(112)	574	1,309

Other comprehensive income (loss)	(1,056)	(61)	732	1,463

Comprehensive income	$5,029	$4,003	$5,902	$1,864

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of unrealized gains (losses) on qualifying cash flow hedges, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
Unrealized gains (losses) on qualifying cash flow hedges	$(1,096)	$789	$2,459	$3,808
Less: Reclassification adjustment for expenses included in net loss	(11)	(901)	(1,885)	(2,499)

Net unrealized gains (losses) on qualifying cash flow hedges	$(1,107)	$(112)	$574	$1,309

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	June 26, 2003	September 26, 2002
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $0 at June 26, 2003 and $93 at September 26, 2002)	$—	$(158)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $864 at June 26, 2003 and $1,261 at September 26, 2002)	(1,380)	(1,954)

Accumulated other comprehensive deficit	$(1,380)	$(2,112)

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

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million). We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects on earnings from continuing operations before cumulative effect of change in accounting principle for the three months and nine months ended June 27, 2002, assuming the adoption of SFAS No. 143 as of September 28, 2001, were not material to net income or earnings per share.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for the nine months ended June 26, 2003, is as follows (amounts in thousands):

Upon adoption at September 27, 2002	$8,443
Liabilities incurred	151
Liabilities settled	(93)
Accretion expense	607

Total asset retirement obligation	$9,108

NOTE 9—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
Interest on long-term debt	$10,241	$9,782	$28,717	$29,953
Interest rate swap settlements	1,971	2,342	6,871	6,531
Interest on capital lease obligations	547	484	1,642	1,452
Fair market value change in non-qualifying derivatives	(1,136)	1,261	(1,979)	104
Miscellaneous	15	35	32	30

Total interest expense	$11,638	$13,904	$35,283	$38,070

NOTE 10—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants or any of our subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of common stock. On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of the Company’s common stock available for grant. The plans are administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity for stock options issued under the 1999 plan for the three and nine months ended June 26, 2003 and June 27, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
Granted	—	—	420,000	240,000
Exercised	—	—	—	—
Forfeited	—	40,000	249,313	136,078
Expired	—	—	—	—

The following table summarizes information about stock options outstanding at June 26, 2003:

Date Granted	Exercise Prices	Number Outstanding at June 26, 2003	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
1/1/98	$8.82	242,607	5 years	242,607
8/25/98	$11.27	78,285	6 years	78,285
6/8/99, 9/30/99	$13.00	129,000	4 years	129,000
12/29/00	$10.00	236,000	5 years	157,333
11/26/01	$5.12	150,000	6 years	50,000
3/26/02	$4.00	40,000	6 years	13,333
10/22/02	$1.66	20,000	7 years	—
11/13/02	$1.70	335,000	7 years	—
1/6/03	$3.97	35,000	7 years	—
3/25/03	$4.50	30,000	7 years	—

	Total	1,295,892		670,558

The Pantry’s stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, The Pantry’s pro-forma net income would have been approximately $6.0 million and $4.0 million for the three months ended June 26, 2003 and June 27, 2002, respectively, and $5.0 million and $194 thousand for the nine months ended June 26, 2003 and June 27, 2002, respectively. Pro forma basic and diluted income per share would have been $0.33 and $0.22 for the three months ended June 26, 2003 and June 27, 2002, respectively, and $0.27 and $0.01 for the nine months ended June 26, 2003 and June 27, 2002, respectively.

NOTE 11—EARNINGS PER SHARE

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 26, 2003	June 27, 2002	June 26, 2003	June 27, 2002
Net income before cumulative effect adjustment	$6,085	$4,064	$8,652	$401
Cumulative effect adjustment	—	—	(3,482)	—

Net income	$6,085	$4,064	$5,170	$401

Earnings per share—basic:
Weighted average shares outstanding	18,108	18,108	18,108	18,108

Earnings per share before cumulative effect adjustment—basic	$0.34	$0.22	$0.48	$0.02
Earnings per share on cumulative effect adjustment—basic	—	—	(0.19)	—

Earnings per share—basic	$0.34	$0.22	$0.29	$0.02

Earnings per share—diluted:
Weighted average shares outstanding	18,108	18,108	18,108	18,108
Dilutive impact of options and warrants outstanding	342	—	192	2
Weighted average shares and potential dilutive shares outstanding	18,450	18,108	18,300	18,110

Earnings per share before cumulative effect adjustment—diluted	$0.33	$0.22	$0.47	$0.02
Earnings per share on cumulative effect adjustment—diluted	—	—	(0.19)	—

Earnings per share—diluted	$0.33	$0.22	$0.28	$0.02

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.0 million and 3.5 million for the three months ended June 26, 2003 and June 27, 2002, respectively, and 3.2 million and 3.5 million for the nine months ended June 26, 2003 and June 27, 2002, respectively.

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

Introduction

The Pantry, Inc. is the leading convenience store operator in the southeastern United States and one of the largest independently operated convenience store chains in the country with 1,271 stores in 10 southeastern states. Our operating strategy is to provide value to our customers by maintaining high store standards and offering a wide selection of quality products at competitive prices. We sell general merchandise, petroleum products and other products and services targeted to appeal to consumers’ desire for convenience.

During the third quarter of fiscal 2003, we focused on several initiatives we believe will continue to help maximize the performance of our existing store network and position the Company for continued improvement in financial results.

In the merchandise segment, we realized the benefits of several initiatives completed during the third quarter of fiscal 2003 including our store reset program and the introduction of our Candy Lane aisle. We also rolled out our Celeste® private label soft drink line and Deli Express® sandwich program to all locations. We believe these initiatives have improved our margin mix and contributed to a 0.5% increase in comparable store merchandise revenue for the third quarter of fiscal 2003, despite unusually wet weather throughout the Southeast and significant retail price deflation in our cigarette category.

In the gasoline segment, we began our brand consolidation project, coupled with a change in merchandise logo to Kangaroo Express, which will enable us to provide a more consistent operating identity while maximizing our gasoline gallon growth and margin per gallon. Our gasoline branding strategy includes initiatives to rebrand and/or reimage almost 100% of our stores that sell BP® and Citgo® brand gasoline and to promote our private label Kangaroo® brand gasoline with Citgo® as the fuel provider. Additionally, we believe Citgo’s commitment to supply virtually all of our unbranded gallons will further facilitate the growth of our Kangaroo® brand gasoline. During the third quarter of fiscal 2003, we completed the gas conversions on 79 locations, converting 38 stores to BP® and 41 stores to our Kangaroo® brand.

During the third quarter of fiscal 2003, we completed a $356 million refinancing of our senior secured credit facility. This refinancing provides us greater liquidity and flexibility through a $7.0 million increase in the revolving credit facility to a total of $52.0 million and a $118 million reduction of scheduled principal payments through fiscal 2005. We continue to remain focused on reducing our outstanding debt while intelligently investing in capital projects which result in the highest possible return on investment. We continuously evaluate acquisition opportunities that meet our strategic objectives. Such objectives include investing in contiguous existing markets in the southeastern United States that would provide cost and marketing synergies.

We continue to remain focused on controlling store operating expenses. For the nine months ended June 26, 2003, store operating expenses as a percentage of merchandise revenue declined to 30.2% compared to 30.3% for the same period of fiscal 2002.

We anticipate closing approximately 30 stores during fiscal 2003 with 21 stores closed during the nine months ended June 26, 2003. Historically, the stores we close are under performing in terms of volume and profitability, and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Throughout the remainder of fiscal 2003, we remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of 1,271 stores. We believe these initiatives will positively impact our future operating results.

Results of Operations

Three Months Ended June 26, 2003 Compared to the Three Months Ended June 27, 2002

Total Revenue.    Total revenue for the third quarter of fiscal 2003 was $711.5 million compared to $681.3 million for the third quarter of fiscal 2002, an increase of $30.1 million or 4.4%. The increase in total revenue is primarily attributable to a 10.7 cents, or 7.9%, increase in our average gasoline retail price per gallon and comparable store merchandise revenue and gasoline gallon volume increases of 0.5% and 0.6%, respectively. These comparable store sales improvements were achieved despite unseasonably wet weather in the southeastern United States.

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2003 was $263.9 million compared to $265.1 million during the third quarter of fiscal 2002, a decrease of $1.2 million or 0.4%. The decrease is primarily attributable to lost revenue from closed stores of approximately $2.1 million, partially offset by a 0.5% increase in comparable store merchandise revenue compared to the third quarter of fiscal 2002. This comparable store sales increase has been achieved despite significant retail price deflation of the cigarette category and the aforementioned weather issues. With respect to the cigarette category, while the volume of cartons sold per store increased, the negative impact of cigarette retail price deflation was approximately 3% on merchandise sales. This deflation of cigarette retail prices during the period did not impact our gross dollar margin on the sale of cigarettes. As previously reported, sales of tobacco products comprise approximately one-third of our merchandise sales.

Gasoline Revenue and Gallons.    Gasoline revenue for the third quarter of fiscal 2003 was $441.1 million compared to $409.7 million during the third quarter of fiscal 2002, an increase of $31.4 million or 7.7%. The increase in gasoline revenue is primarily attributable to the 10.7 cents, or 7.9%, increase in the average gasoline retail price per gallon and a 0.6% increase in comparable store gasoline gallon volume, partially offset by a 0.2% decline in overall gasoline gallon volume. The increased average retail price per gallon of $1.463 for the third quarter of fiscal 2003 compared to $1.356 per gallon for the comparable prior year period coupled with the previously mentioned weather issues contributed to the gasoline gallon volume decline.

In the third quarter of fiscal 2003, gasoline gallons sold were 301.5 million compared to 302.1 million during the third quarter of fiscal 2002, a decrease of 607 thousand gallons or 0.2%. The decrease is primarily attributable to the lost gallon volume from closed stores of approximately 1.3 million, partially offset by the 0.6% increase in comparable store gasoline gallon volume during the period.

Commission Income.    Commission income for the third quarter of fiscal 2003 was $6.5 million, which was comparable to the third quarter of fiscal 2002.

Total Gross Profit.    Total gross profit for the third quarter of fiscal 2003 was $135.0 million compared to $127.0 million during the third quarter of fiscal 2002, an increase of $8.0 million or 6.3%. The increase in gross profit is primarily attributable to increases in gasoline margin per gallon and merchandise margin.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $88.5 million for the third quarter of fiscal 2003 compared to $87.1 million for the third quarter of fiscal 2002, an increase of $1.4 million or 1.7%. This increase is primarily attributable to a 70 basis points increase in our merchandise margin. Merchandise margin increased to 33.5% for the third quarter of fiscal 2003 from the 32.8% reported for the third quarter of fiscal 2002. This increase in merchandise margin during the period was primarily attributable to significant retail price deflation of the cigarette category that did not impact our dollar margin per unit.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $40.0 million for the third quarter of fiscal 2003 compared to $33.4 million for the third quarter of fiscal 2002, an increase of $6.6 million or 19.8%. The increase is primarily attributable to a 2.2 cents per gallon increase in gasoline margin and the comparable store gallon increase of 0.6%. Gasoline gross profit per gallon was 13.3 cents in the third quarter of fiscal 2003 compared to 11.1 cents for the third quarter of fiscal 2002. The improvement in gasoline gross profit per gallon is primarily due to the post-war decline in wholesale crude oil costs coupled with the benefits of our recently completed gasoline supply agreements.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2003 totaled $98.8 million compared to $93.0 million for the third quarter of fiscal 2002, an increase of $5.8 million or 6.3%. This increase is primarily attributable to the write-off of deferred financing costs of approximately $2.9 million related to our debt refinancing completed in April 2003 and higher insurance costs of approximately $900 thousand.

Income from Operations.    Income from operations totaled $21.1 million for the third quarter of fiscal 2003 compared to $20.5 million for the third quarter of fiscal 2002, an increase of $633 thousand or 3.1%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins, positive comparable store merchandise revenue growth and gasoline gallon volume growth discussed above. These increases were partially offset by a change in accounting estimate related to estimated useful lives of certain gasoline imaging assets and increases in certain general and administrative costs as discussed above. The change in estimate resulted in an increase in depreciation expense of $1.8 million.

EBITDA.    EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of a change in accounting principle. EBITDA for the third quarter of fiscal 2003 totaled $36.6 million compared to EBITDA of $34.2 million during the third quarter of fiscal 2002, an increase of $2.4 million or 7.0%. The increase is attributable to the increases in merchandise and gasoline gross profit as discussed above. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and we believe investors find this information useful. EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	June 26, 2003	June 27, 2002
EBITDA	$36,580	$34,194
Interest expense	(11,638)	(13,904)
Adjustments to reconcile net loss to net cash used in operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	2,756	1,933
Changes in operating assets and liabilities, net:
Assets	5,051	(1,642)
Liabilities	235	(1,369)

Net cash provided by operating activities	$32,984	$19,212
Net cash used in investing activities	$(2,405)	$(4,032)
Net cash used in financing activities	$(1,318)	$(6,273)

Interest Expense.    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the third quarter of fiscal 2003 was $11.6 million compared to $13.9 million for the third quarter of fiscal 2002, a decrease of $2.3 million or 16.3%. The decrease is primarily attributable to income from the fair market value changes in our non-qualifying derivatives.

Income Tax Expense.    We recorded income tax expense of $3.8 million for the third quarter of fiscal 2003 compared to $2.7 million for the third quarter of fiscal 2002. The increase in income tax expense was primarily attributable to the increase in pre-tax income, partially offset by a decline in our effective tax rate to 38.5% during the third quarter of fiscal 2003 compared to 40.0% in the same period of fiscal 2002.

Net Income.    Net income for the third quarter of fiscal 2003 was $6.1 million compared to net income of $4.1 million for the third quarter of fiscal 2002. The increase is attributable to the items discussed above.

Nine Months Ended June 26, 2003 Compared to the Nine Months Ended June 27, 2002

Total Revenue.    Total revenue for the nine months ended June 26, 2003 was $2.0 billion compared to $1.8 billion for the nine months ended June 27, 2002, an increase of $216.4 million or 11.9%. The increase in total revenue is primarily attributable to a 25.4 cents, or 20.8%, increase in our average gasoline retail price per gallon, a comparable store merchandise revenue increase of 2.0% and a $1.3 million increase in commission revenue. These increases were partially offset by a comparable store gasoline gallon volume decline of 0.2%.

Merchandise Revenue.    Merchandise revenue for the nine months ended June 26, 2003 was $741.1 million compared to $734.8 million during the nine months ended June 27, 2002, an increase of $6.3 million or 0.9%. The increase in merchandise revenue is primarily attributable to comparable store merchandise sales growth of 2.0% partially offset by lost revenue from closed stores of approximately $8.4 million. The increase in comparable store merchandise revenue is primarily attributable to our efforts to enhance and reposition our merchandise offerings, increased promotional activity and more aggressive pricing in key categories in an effort to drive customer traffic. These improvements have been achieved during a period of significant retail price deflation in the cigarette category and unusually wet weather, which we believe decreases store traffic.

Gasoline Revenue and Gallons.    Gasoline revenue for the nine months ended June 26, 2003 was $1.3 billion compared to $1.1 billion during the nine months ended June 27, 2002, an increase of $208.7 million or 19.6%. The increase in gasoline revenue is primarily attributable to a 25.4 cents, or 20.8%, increase in average gasoline retail price per gallon, partially offset by a 0.2% decline in comparable store gasoline gallon volume. The sustained higher average retail price per gallon of $1.478 for the nine months ended June 26, 2003 compared to $1.224 for the nine months ended June 27, 2002 contributed to the comparable store gasoline gallon volume decline in addition to the unusually wet weather throughout the Southeast.

For the nine months ended June 26, 2003, gasoline gallons sold were 862.4 million compared to 871.0 million during the nine months ended June 27, 2002, a decrease of 8.6 million gallons or 1.0%. The decrease is primarily attributable to the lost gallon volume from closed stores of approximately 8.3 million coupled with the comparable store gasoline gallon volume decline.

Commission Income.    Commission income for the nine months ended June 26, 2003 was $20.0 million compared to $18.7 million during the nine months ended June 27, 2002, an increase of $1.3 million or 6.9%. The increase is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program that resulted in an increase of approximately $1.7 million in lottery commission partially offset by a decrease in car wash income of approximately $566 thousand.

Total Gross Profit.    Total gross profit for the nine months ended June 26, 2003 was $374.1 million compared to $350.6 million during the nine months ended June 27, 2002, an increase of $23.5 million or 6.7%. The increase in gross profit is primarily attributable to increases in gasoline margin per gallon, merchandise margin and commission income.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $245.8 million for the nine months ended June 26, 2003 compared to $240.7 million for the nine months ended June 27, 2002, an increase of $5.0 million or 2.1%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 40 basis points increase in our merchandise margin. Merchandise margin increased to 33.2% for the nine months ended June 26, 2003 from the 32.8% reported for the nine months ended June 27, 2002. This increase in merchandise margin was primarily attributable to significant retail price deflation of the cigarette category that did not impact our gross dollar margin per unit.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $108.4 million for the nine months ended June 26, 2003 compared to $91.2 million for the nine months ended June 27, 2002, an increase of $17.2 million or 18.9%. The increase is primarily attributable to a 2.1 cents, or 20.1%, per gallon increase in gasoline margin, partially offset by the comparable store gallon volume decline of 0.2%. Gasoline gross profit per gallon was 12.6 cents for the nine months ended June 26, 2003 compared to 10.5 cents for the nine months ended June 27, 2002.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the nine months ended June 26, 2003 totaled $284.3 million compared to $271.9 million for the nine months ended June 27, 2002, an increase of $12.4 million or 4.5%. This increase is primarily attributable to the write-off of deferred financing costs of approximately $2.9 million related to our debt refinancing completed in April 2003, higher insurance costs of approximately $2.6 million, larger losses on disposals of approximately $1.2 million and employee benefit costs of approximately $1.0 million.

Income from Operations.    Income from operations totaled $48.0 million for the nine months ended June 26, 2003 compared to $38.2 million for the nine months ended June 27, 2002, an increase of $9.8 million or 25.6%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins, higher commission income and positive comparable store merchandise revenue growth discussed above. These increases were partially offset by a change in accounting estimate related to estimated useful lives of certain gasoline imaging assets and increases in certain general and administrative costs as discussed above. The change in estimate resulted in an increase in depreciation expense of $1.8 million.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of a change in accounting principle. EBITDA for the nine months ended June 26, 2003 totaled $91.2 million compared to EBITDA of $79.2 million for the nine months ended June 27, 2002, an increase of $12.0 million or 15.2%. The increase is attributable to the items discussed above. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Nine Months Ended
	June 26, 2003	June 27, 2002
EBITDA	$91,177	$79,162
Interest expense	(35,283)	(38,070)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	3,681	1,618
Changes in operating assets and liabilities, net:
Assets	4,407	(5,105)
Liabilities	(29,433)	(12,009)

Net cash provided by operating activities	$34,549	$25,596
Net cash used in investing activities	$(8,266)	$(8,354)
Net cash used in financing activities	$(12,584)	$(31,570)

Interest Expense.    Interest expense is primarily interest on the borrowings under our senior credit facility and senior subordinated notes. Interest expense for the nine months ended June 26, 2003 was $35.3 million compared to $38.1 million for the nine months ended June 27, 2002, a decrease of $2.8 million or 7.3%. The decrease is primarily attributable to income recognized from the fair market value change in our non-qualifying derivatives of approximately $2.0 million, a decrease in our weighted average borrowings and a general decline in interest rates.

Income Tax Expense.    We recorded income tax expense of $5.4 million for the nine months ended June 26, 2003 compared to income tax expense of $270 thousand for the nine months ended June 27, 2002. The change in income tax expense was primarily attributable to a $13.4 million increase in pre-tax income. Our effective tax rate was 38.5% for the nine months ended June 26, 2003 compared to 40.0% for the nine months ended June 27, 2002.

Cumulative Effect Adjustment.    We recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143 during the first quarter of fiscal 2003.

Net Income.    Net income for the nine months ended June 26, 2003 was $5.2 million compared to net income of $401 thousand for the nine months ended June 27, 2002. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions, to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities for the nine months ended June 26, 2003 was $34.5 million compared to $25.6 million for the nine months ended June 27, 2002, an increase of $9.0 million or 35.0%. We had $55.9 million of cash and cash equivalents on hand at June 26, 2003.

Capital Expenditures.    Capital expenditures excluding all acquisitions were approximately $12.5 million for the nine months ended June 26, 2003. Capital expenditures are primarily expenditures for existing store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters.

We finance substantially all capital expenditures and new store development through cash flow from operations, a sale-leaseback program or similar lease activity, vendor reimbursements and asset dispositions. Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options. The lease payments are based on market rates applied to the cost of each respective property. We retain ownership of all personal property and gasoline marketing equipment. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. Under our sale-leaseback program, we received $1.5 million for the nine months ended June 26, 2003. Vendor reimbursements primarily relate to oil-company payments to either enter into long-term supply agreements or to upgrade gasoline marketing equipment including canopies, gasoline dispensers and signs.

For the nine months ended June 26, 2003, we received approximately $4.5 million in proceeds from asset dispositions and vendor reimbursements bringing total proceeds including sale-leaseback transactions to $6.0 million. As a result, our net capital expenditures, excluding all acquisitions, for the nine months ended June 26, 2003 were $6.5 million. We anticipate that net capital expenditures for fiscal 2003 will be in the range of $23.0 million to $27.0 million. As a result of our new gasoline rebranding and supply alliance agreements with BP® and Citgo® signed in February, 2003, we anticipate capital expenditures totaling $10.0 million to $15.0 million over the next two years to convert and upgrade our existing stores that will carry the BP® and Citgo® brands and/or our Kangaroo® private label brand.

Long-Term Debt.    Our long-term debt consisted of $200.0 million of senior subordinated notes, $299.7 million outstanding under our senior credit facility and $114 thousand in other notes payable with various interest rates and maturity dates.

The $200.0 million senior subordinated notes carry an interest rate of 10¼% and mature in October 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year.

On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previous senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement.

As of June 26, 2003, there were no outstanding borrowings under the revolving credit facility and we had approximately $29.7 million of standby letters of credit issued under the facility. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As a result, we had approximately $22.3 million in available borrowing capacity at June 26, 2003. The revolving credit facility limits our total outstanding letters of credit to $45.0 million.

Cash Flows from Financing Activities.    For the nine months ended June 26, 2003, net cash used in financing activities was $12.6 million. The net cash used was primarily the result of scheduled principal payments totaling $20.7 million and financing costs on our senior credit facility of $7.2 million, partially offset by additional borrowings under our senior credit facility.

Shareholders’ Equity.    As of June 26, 2003, our shareholders’ equity totaled $121.4 million. The $6.2 million increase from September 26, 2002 is attributable to the net income for the period and the decrease in our accumulated other comprehensive deficit related to changes in the position of our derivative instruments.

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt repayment schedule (excluding original issue discount), future capital lease commitments (including principal and interest) and future operating lease commitments by fiscal year as of June 26, 2003:

Contractual Obligations

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$2,517	$18,808	$24,779	$25,260	$232,750	$200,000	$504,114
Capital lease obligations	862	3,275	2,949	2,728	2,648	20,975	33,437
Operating leases	12,666	49,186	47,028	44,583	43,259	337,910	534,632

Total contractual obligations	$16,045	$71,269	$74,756	$72,571	$278,657	$558,885	$1,072,183

Contractual obligations for fiscal 2003 include only payments to be made for the remaining 13 weeks of fiscal 2003.

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility or supported by cash collateral as of June 26, 2003:

Other Commitments

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total
Standby letters of credit	$3,568	$26,106	$—	$—	$—	$—	$29,674

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $14.2 million as of June 26, 2003 represent estimates for future expenditures for remediation, tank removal and litigation associated with 236 known contaminated sites as a result of releases and are based on current regulations, historical results and certain other factors. There are 515 known contaminated sites that are being remediated by other third parties and therefore the costs to remediate such sites are not included in our environmental reserve. We estimate that approximately $12.9 million of our environmental obligation will be funded by state trust funds and third party insurance.

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

Merchandise Supply Agreements.    We have a distribution service agreement with McLane Company, Inc. (“McLane”) pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2007 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in the nine months of fiscal 2003.

Gasoline Supply Agreements.    We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements, including BP®, Chevron®, Citgo®, Shell®, Mobil® and Texaco®. The fuel purchased is based on the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to thirteen years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We expect to meet our purchase commitments under these contracts. We purchase the majority of our unbranded gallons from Citgo®.

During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. After a twelve to eighteen month conversion involving approximately 1,000 locations, BP® will supply approximately 35% of our total gasoline volume, which will be sold under the BP/Amoco® brand. Citgo® will supply both our private label gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private label gasoline, Citgo® will supply approximately 50% of our total gasoline volume. The remaining locations, primarily in Florida, will remain branded and supplied by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while maximizing our gasoline gallon growth and margin per gallon.

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

Effective September 27, 2002, we adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS No. 4”). SFAS No. 145 also rescinds and amends other existing authoritative pronouncements. This statement eliminates SFAS No. 4 and, thus, the exception to applying APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. See our discussion on debt extinguishment in our review of operating, general and administrative expenses above.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact our results of operations or financial condition. The interim disclosures required by SFAS No. 148 are discussed in Note 10 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies have not changed from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in our common stock, our senior subordinated notes and our senior credit facility. Any of these risk factors, or others not presently known to us or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. As a result, the trading price of our common stock, our senior subordinated notes and our senior credit facility could decline, and you may lose all or part of your investment.

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

Wholesale Cost Increases of Tobacco Products Could Impact our Merchandise Gross Profit.    Sales of tobacco products have averaged approximately 13.9% of our total revenue over the past three fiscal years. Significant increases in wholesale cigarettes costs and tax increase on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers, however due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

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

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations which we may acquire. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental regulations or an increase in regulations could affect operating results and financial condition.

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

We Depend on Two Principal Suppliers for The Majority of Our Gasoline.    During February of 2003, we signed new gasoline supply agreements with BP Products, NA (BP®) and Citgo Petroleum Corporation (Citgo®) to brand and supply approximately 85% of our projected gasoline purchases after an approximate eighteen-month conversion process. We have contracts with BP® and Citgo® until 2008, but we may not be able to renew the contract upon expiration. A change of suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.    We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We will have to use a portion of our cash flow from operations for debt service, rather than for our operations or to implement our growth strategy. As of June 26, 2003, we had consolidated debt including capital lease obligations of approximately $515.5 million and shareholders’ equity of approximately $121.4 million. Our $52.0 million revolving facility allows a maximum availability for issuing letters of credit of $45.0 million. At June 26, 2003, we had $29.7 million outstanding standby letters of credit. As a result, at June 26, 2003, we would have had $22.3 million available in borrowings, with up to $15.3 million of this amount available for issuing standby letters of credit.

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

The Interests of Our Controlling Stockholder May Conflict With Our Interests and The Interests of Our Other Stockholders.    As a result of its stock ownership and board representation, Freeman Spogli & Co. is in a position to affect our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. As of August 1, 2003, Freeman Spogli owned 11,815,538 shares of common stock and warrants to purchase 2,346,000 shares of common stock. Freeman Spogli’s beneficial ownership of The Pantry, including shares underlying warrants, at August 1, 2003 was approximately 69.2%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli.

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

Future Sales of Additional Shares into The Market May Depress The Market Price of Our Common Stock.    If our existing stockholders sell shares of common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, or if the market perceives such sales could occur, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

As of June 26, 2003, there are 18,107,597 shares of our common stock outstanding. Of these shares, 6,250,000 shares are freely tradable. 11,815,538 shares are held by affiliate investment funds of Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, affiliates of The Pantry can resell up to 1% of the aggregate outstanding common stock during any three month period. In addition, Freeman Spogli has registration rights allowing them to require us to register the resale of their shares. If Freeman Spogli exercises its registration rights and sells shares of our common stock in the public market, the market price of our common stock could decline.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at June 26, 2003 on our senior secured credit facility and other remaining long-term debt instruments. Fair values have been determined based on quoted market prices as of August 1, 2003.

Expected Maturity Date

as of June 26, 2003

(Dollars in thousands)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value
Long-term debt	$2,517	$18,808	$24,779	$25,260	$232,750	$200,000	$504,114	$512,644
Weighted average interest rate	9.36%	8.91%	8.97%	8.81%	9.08%	10.25%	8.97%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 26, 2003, the interest rate on 75.5% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 74.0% at June 27, 2002.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	June 26, 2003	June 27, 2002
Notional principal amount	$177,000	$180,000
Weighted average pay rate	4.60%	6.12%
Weighted average receive rate	1.17%	1.83%
Weighted average years to maturity	1.41	1.12

As of June 26, 2003, the fair value of our swap agreements represented a liability of $5.4 million. We have entered into an interest rate swap arrangement whose notional amount escalates to $152 million as other interest rate swap arrangements expire. As of June 26, 2003, the notional amount of this swap with an escalating value was $17 million.

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

Item 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer provide that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities Exchange Commission’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry, Inc.
10.2	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry, Inc.
10.3	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry, Inc.
10.4	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry, Inc.
10.5	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 24, 2003 the Company filed a Current Report on Form 8-K attaching a press release issued April 24, 2003 related to its earnings for its fiscal second quarter and year to date period and also containing the agreements related to its new senior credit facility.

On July 31, 2003, the Company filed a current report on Form 8-K attaching a press release issued July 24, 2003 related to its earnings for its fiscal third quarter and year to date period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

Date: August 11, 2003

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry, Inc.
10.2	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry, Inc.
10.3	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry, Inc.
10.4	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry, Inc.
10.5	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuance to Section 906 of The Sarbanes-Oxley Act of 2002.