Form 10-K
period 2003-09-25
PANTRY INC
filed 2003-12-09
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2003

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2003 was $15,415,625.

As of December 9, 2003, there were issued and outstanding 19,743,615 shares of the registrant’s common stock.

THE PANTRY, INC.

i

PART I

Item 1.     Business

General

We are the leading convenience store operator in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of December 1, 2003, we operated 1,392 stores in ten states under several banners including The Pantry®, Kangaroo Express™, Golden Gallon®, and Lil Champ Food Store®. On October 16, 2003, we acquired 138 stores operating under the Golden Gallon® banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers.

Operations

The following charts set forth revenues and gross profit, respectively, for fiscal 2003 from our merchandise and gasoline operations as well as commissions, each as a percentage of total revenues or total gross profit, respectively, for fiscal 2003:

Merchandise Operations.    In fiscal 2003, our merchandise sales were 36.3% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise sales (in millions)	$731.7	$907.6	$968.6	$998.6	$1,008.9
Average merchandise sales per store (in thousands)	$666.4	$713.8	$731.1	$765.2	$791.3
Comparable store merchandise sales increase	9.6%	7.5%	(0.2)%	3.4%	2.1%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	33.1%	33.3%	33.4%	33.0%	33.6%

The increase in average merchandise sales per store in fiscal 2003 is primarily due to the fiscal 2003 comparable store merchandise sales increase of 2.1% and the closure of 34 underperforming stores.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Tobacco products	33.1%	35.9%	34.6%	34.8%	32.8%
Beer and wine	16.1	16.2	16.3	16.3	16.1
Packaged beverages	14.8	13.7	14.3	14.6	15.1
Self-service fast foods and beverages	5.3	5.3	6.0	5.3	5.4
General merchandise, health and beauty care	6.4	6.7	5.7	6.4	6.3
Fast food service	3.0	3.6	4.3	4.2	4.2
Salty snacks	4.0	3.7	3.8	4.0	4.2
Candy	3.8	3.4	3.5	3.5	4.1
Dairy products	3.5	3.0	3.0	2.8	2.7
Bread and cakes	1.8	2.3	2.5	2.3	2.4
Newspapers and magazines	2.9	2.2	2.2	2.0	1.8
Grocery and other merchandise	5.3	4.0	3.8	3.8	4.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of December 1, 2003, we operated 226 quick service restaurants within 201 of our locations. In 127 of these stores, we offer products from nationally branded food franchises including Subway®, Hardee’s®, TCBY®, Church’s®, Dairy Queen®, Bojangles® and Krystal®. In addition, we offer a variety of proprietary food service programs featuring breakfast biscuits, fried chicken, deli, pizza, tacos and other hot food offerings in 99 of our locations.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane which are amortized over the remaining term of the agreement, which expires in October 2008. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations, we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of the 1,365 stores that sold gasoline as of December 1, 2003, 977 (including locations operated by third parties selling under these brands) or 71.6% were branded under the Amoco®, BP®, Chevron®, Citgo®, Shell®, Mobil®, Exxon® or Texaco® brand names. In conjunction with our acquisition of Golden Gallon®, we added 137 gas selling locations, of which 113 sell gas under national brands. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. The initial terms of these supply agreements range from three to ten years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are approximately 30 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every five days.

Gasoline supply agreements typically contain provisions relating to, among other things, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, minimum use of credit cards, insurance coverage, and compliance with legal and environmental requirements. As is typical in the industry, gasoline suppliers generally can terminate the supply contracts if, among other reasons, we do not comply with a reasonable and important requirement of the relationship, we fail to make payments which are due, or the supplier withdraws from marketing activities in the area in which we operate, and in connection with fraud, criminal misconduct, bankruptcy or insolvency involving our company. In some cases, gasoline suppliers have the right of first refusal to acquire assets used by us to sell their branded gasoline.

We have begun our brand consolidation project, which we believe will enable us to provide a more consistent operating identity while helping us in our efforts to optimize our gasoline gallon growth and gross profit dollars. In addition, we have recently consolidated and re-negotiated our principal gasoline supply contracts, enabling us to better leverage our purchasing power among fewer, but more significant, suppliers.

In fiscal 2003, our gasoline revenues were 62.7% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Gasoline sales (in millions)	$923.8	$1,497.7	$1,652.7	$1,470.7	$1,740.7
Gasoline gallons sold (in millions)	855.7	1,062.4	1,142.4	1,171.9	1,170.3
Average gallons sold per store (in thousands)	834.8	856.9	890.4	924.2	940.7
Comparable store gallon growth	5.9%	(2.4)%	(3.8)%	1.5%	0.7%
Average retail price per gallon	$1.08	$1.41	$1.45	$1.25	$1.49
Average gross profit per gallon	$0.123	$0.132	$0.125	$0.104	$0.124
Locations selling gasoline	1,152	1,267	1,286	1,253	1,232
Company-operated branded locations	851	997	997	950	863
Company-operated private brand locations	279	253	277	291	357
Third-party locations (branded & private branded)	22	17	12	12	12
Locations with pay-at-pump credit card readers	682	945	1,009	1,008	1,005
Locations with multi-product dispensers	945	1,085	1,129	1,119	1,100

The increase in average gallons sold per store in fiscal 2003 is primarily due to the 0.7% increase in comparable store gallon growth, the closure of 34 under performing stores and our continued efforts to re-brand or re-image our gasoline facilities. In fiscal 2003, the gasoline markets were volatile with domestic crude oil hitting a low in November 2002 of approximately $25 per barrel and highs in March 2003 of approximately $38 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We make no assurances that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

As of December 1, 2003, we owned the gasoline operations at 1,354 locations and at 11 locations had gasoline operations that were operated under third-party arrangements. At company-operated locations, we own the gasoline storage tanks, pumping equipment and canopies, and retain 100% of the gross profit received from gasoline sales. In fiscal 2003, these locations accounted for approximately 99% of total gallons sold. Under third-party arrangements, an independent gasoline distributor owns and maintains the gasoline storage tanks and pumping equipment at the site, prices the gasoline and pays us approximately 50% of the gross profit. In fiscal 2003, third-party locations accounted for approximately 1% of the total gallons we sold. We are phasing out third-party arrangements because our company-operated locations are more profitable.

Commission Income.    In fiscal 2003, our commission income represented 1.0% of our total revenue and 5.2% of our gross profit. Our commission income is derived from lottery ticket sales, money orders, car wash, public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. This category is an important aspect of our merchandise operations because we believe it attracts new customers as well as provides additional services for existing customers. The following table highlights certain information regarding commissions and the sources of commissions from services for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Commission revenue (in millions)	$23.4	$25.9	$21.7	$24.7	$26.8
Average commission income per store (in thousands)	$21.3	$21.2	$16.9	$19.2	$21.0
Commission revenue by category (as a percentage of total commission revenue):
Lottery ticket sales	26.9%	29.1%	32.0%	37.2%	45.8%
Money orders	13.6	12.6	15.5	14.0	13.1
Car washes	8.0	10.2	14.5	11.6	8.6
ATMs	—	2.5	7.0	8.8	7.4
Public telephones	12.3	11.1	11.0	8.5	6.4
Amusement and video gaming	28.9	18.6	6.6	5.2	3.9
Other	10.3	15.9	13.4	14.7	14.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Store Locations.    As of December 1, 2003, we operated 1,392 convenience stores located primarily in growing markets, coastal/resort areas and along major interstates and highways. Approximately 40% of our total stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 18% of our total stores are situated along major interstates and highways which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal or resort areas. Almost all of our stores are freestanding structures averaging approximately 2,400 square feet and provide ample customer parking. The following table shows the geographic distribution by state of our stores for each of the last five fiscal years and as of December 1, 2003:

	Number of Stores as of Fiscal Year End					Number of Stores at December 1, 2003	Percentage of Total Stores at December 1, 2003
State	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Florida	533	517	505	494	477	474	34.1%
North Carolina	336	343	341	331	329	328	23.6
South Carolina	232	251	254	248	240	240	17.2
Georgia	12	57	57	56	56	104	7.5
Tennessee	19	15	14	14	14	104	7.5
Mississippi	—	37	56	54	53	53	3.8
Kentucky	45	45	42	39	38	38	2.7
Virginia	18	30	31	30	30	30	2.2
Indiana	20	18	16	15	14	13	0.9
Louisiana	—	—	8	8	8	8	0.6

Total	1,215	1,313	1,324	1,289	1,259	1,392	100%

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

Acquisitions.    We focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. During fiscal 2003, we acquired two locations in South Carolina and one location in North Carolina. On October 16, 2003, we acquired 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc., consisting of 90 stores in Tennessee and 48 stores in northwest Georgia.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years and for the period between September 25, 2003 and December 1, 2003:

	Fiscal Year Ending					Between September 25, 2003 and December 1, 2003
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Number of stores at beginning of period	954	1,215	1,313	1,324	1,289	1,259
Acquired or opened	300	145	47	3	4	138
Closed or sold	(39)	(47)	(36)	(38)	(34)	(5)

Number of stores at end of period	1,215	1,313	1,324	1,289	1,259	1,392

Improvement of Store Facilities and Equipment.    During fiscal 2003 and fiscal 2002, we upgraded the facilities and equipment, including gasoline equipment, at many of our existing and acquired store locations. These upgrades cost approximately $15.6 million in fiscal 2003 and $17.6 million in fiscal 2002. This store renovation program is an integral part of our operating strategy. We continually evaluate the performance of individual stores and periodically upgrade store facilities and equipment based on sales volumes, the lease term for leased locations and management’s assessment of the potential return on investment. Typically, re-modeling for stores include improvements to:

•	interior fixtures and updated equipment for self-service food and beverages;

•	interior lighting;

•	in-store restrooms for customers; and

•	exterior painting, lighting and signage.

The upgrading program for our gasoline operations includes:

•	the addition of automated gasoline dispensing and payment systems, such as multi-product dispensers and pay-at-the-pump credit card readers;

•	upgrades and replacements of canopy fixtures and lighting; and

•	the installation of underground storage tank leak detection and other equipment in accordance with applicable Environmental Protection Agency, or EPA, regulations.

For further discussion of the EPA and other environmental regulations, see “—Government Regulation and Environmental Matters.”

Store Operations.    Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of regional, divisional and district managers who, with our corporate management, evaluate store operations. District managers typically oversee eight to ten stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and regional management.

Competition

The convenience store and retail gasoline industries are highly competitive. We compete with numerous other convenience stores, supermarkets, drug stores, discount clubs, gasoline service stations, fast food operations and other similar retail outlets. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe that our modernized store base, strategic mix of locations, gasoline offerings and use of competitive market data, including our Gasoline Pricing System which helps us optimize competitive gasoline pricing, combined with our management’s expertise provides us with competitive advantages and allows us to effectively react to changes in the competitive environment.

Technology and Store Automation

We invest a portion of our capital spending on technology-based initiatives to improve organizational efficiency, track and influence operational performance and provide management with enhanced decision support tools. Our Retail Automation System initiatives have been the building blocks to support our rapid growth, enhancing our ability to transform detailed transaction data into useful operational, marketing and financial information and support synergies throughout the Company.

Over the last several fiscal years, including fiscal year 2003, we have invested capital and resources to:

•	enhance our systems infrastructure to support anticipated and continued acquisitions and related growth and improve the delivery and reliability of enhanced applications;

•	reduce the number and standardize the point-of-sale vendors throughout the entire retail network;

•	upgrade and expand the use of an industry-specific general ledger and retail automation software designed to improve internal cash and inventory controls and increase the transaction level data collected;

•	implement an electronic price book for each store in our network which supports point-of-sale scanning, item level receiving and electronic invoicing; and

•	develop, enhance and utilize package applications to improve store level gasoline pricing, gasoline and merchandise inventory management and enhance decision support tools.

During fiscal 2003, we continued to invest in programs and system upgrades targeted to improve store level gasoline pricing and merchandise inventory management, along with new decision support and training tools. These systems include:

•	Gasoline Pricing System—an internally developed price optimization program that has been further enhanced to leverage current competitive and historical price and sales data to optimize pricing to meet sales, volume and margin objectives.

•	TelaFuel™—a gasoline inventory management tool developed by TelaPoint, Inc., which allows us to coordinate fuel inventory management with our gasoline hauling vendors and has helped control and reduce average inventory levels and, thus, improve working capital.

•	Point-of-Sale Integration and Scanning—At fiscal year end, 33% of our stores were scanning and polling sales and other reporting data. The data that this system provides is used by our marketing department to facilitate sales analyses and recognition of market and customer trends.

•	FocalPoint—Developed and enhanced for our needs by our Retail Automation System partner, PDI, FocalPoint is a web-based decision support tool fully integrated with their other store and back office software products. This system established the infrastructure necessary to build a comprehensive data warehouse. The data that this system provides is used to further enhance the decision-making tools that our marketing, operations and other support departments use to access promotional analysis and comparison reports; to know what is selling and what is not; and to analyze and make decisions based on up-to-date historic trends and explore corporate data.

•	Computer Based Training—The planning and development of a more comprehensive computer-based training, or CBT, program was initiated toward the end of the fiscal year. This new system will be rolled out to all stores, enhancing our current CBT implementation in our Florida stores, and will provide up-to-date training for new hires and additional management control.

We will continue to evaluate and invest in strategic technology-based initiatives to improve our operating efficiency, strengthen internal controls and reporting systems, enhance our financial performance and promote our long-term strategic objectives.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill ZoneSM, Lil’ Champ Food Store®, Handy Way®, Quick StopSM, Kangaroo®, Kangaroo ExpressSM, Fast Lane®, Big KSM, Mini MartSM, DepotSM, Food Chief®, Express StopSM, SprintSM and Smokers ExpressSM. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 1, 2003, we maintain letters of credit in the aggregate amount of approximately $1.1 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana. We also rely on reimbursements from applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third-party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 29, 1999. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

Environmental Reserves.    Environmental reserves of $13.8 million and $13.3 million as of September 25, 2003 and September 26, 2002, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 236 and 240 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $12.5 million of our environmental obligations will be funded by state trust funds and third party insurance. Our environmental reserve, dated as of September 25, 2003, does not include the 31 Golden Gallon® sites that were known to be contaminated at the time of our October 2003 acquisition of Golden Gallon®. State trust funds, insurers or other third parties are responsible for the costs of remediation at all 31 Golden Gallon® sites. Also, as of September 25, 2003 and September 26, 2002, there were an additional 495 and 470 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Employees

As of December 1, 2003, we employed approximately 8,386 full-time and 1,470 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 9,316 of our employees are employed in our stores and 540 are corporate and field management personnel. None of our employees are represented by unions. We consider our employee relations to be good.

Item 2.     Properties

As of December 1, 2003, we own the real property at 373 of our stores and lease the real property at 1,019 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2003 was $56.3 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Number of Stores
2003-2005	27
2006-2010	93
2011-2015	101
2016-2020	71
2021-2025	119
2026-2030	92
2031-2035	267
2036 and thereafter	249

Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal penalty to us.

When appropriate, we have chosen to sell and then lease back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization and/or proximity to high volume streets) and the economic terms of such sales-leaseback transactions.

We own our corporate headquarters, a three story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. Management believes that our headquarters are adequate for our present and foreseeable needs.

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

We make routine applications to state trust funds for the sharing, recovering and reimbursement of certain cleanup costs and liabilities as a result of releases from underground storage tank systems. For more information about these cleanup costs and liabilities, see “Item 1. Business—Government Regulation and Environmental Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Environmental Considerations.”

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters

(a) Market Information—Our common stock, $.01 par value, represents our only voting securities. There are 19,743,615 shares of common stock issued and outstanding as of December 9, 2003. Our common stock is traded on the Nasdaq National Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported on the Nasdaq National Market through September 25, 2003, based on published financial sources.

	2003		2002
Quarter	High	Low	High	Low
First	$4.32	$0.83	$7.30	$5.12
Second	$5.05	$3.65	$5.70	$3.40
Third	$9.45	$3.78	$4.77	$3.16
Fourth	$11.25	$6.42	$3.55	$2.01

(b) Holders—As of December 9, 2003, there were approximately 46 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

(c) Dividends—During the last two fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our board of directors. The payment of any cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Long-Term Debt.”

Item 6.    Selected Financial Data

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years ended September 1999, 2000, 2001, 2002 and 2003 are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8. In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated.

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Statement of Operations Data:
Revenues:
Merchandise revenue	$731.7	$907.6	$968.6	$998.6	$1,008.9
Gasoline revenue	923.8	1,497.7	1,652.7	1,470.8	1,740.7
Commission income	23.4	25.9	21.7	24.7	26.8

Total revenues	1,678.9	2,431.2	2,643.0	2,494.1	2,776.4
Gross profit:
Merchandise gross profit	242.4	302.5	323.6	329.2	338.7
Gasoline gross profit	105.0	139.9	142.3	121.5	145.3
Commission income(a)	23.4	25.9	21.7	24.7	26.8

Total gross profit	370.8	468.3	487.6	475.4	510.8

Operating, general and administrative expenses	268.8 (b)	337.1	364.1	367.3	385.6	(b)
Restructuring and other charges	—	—	4.8 (c)	—	—
Depreciation and amortization(d)	42.8	56.1	63.5	54.3	54.4	(e)
Income from operations	59.3	75.2	55.2	53.9	70.8
Interest expense	41.3	52.3	58.7	51.6	49.3
Income (loss) before cumulative effect adjustment	10.4	14.0	(2.7)	1.8	15.0
Cumulative effect adjustment, net of tax	—	—	—	—	(3.5	)(f)

Net income (loss)	10.4	14.0	(2.7)	1.8	11.5
Net income (loss) applicable to common shareholders(g)	$6.2	$14.0	$(2.7)	$1.8	$11.5
Earnings (loss) per share before cumulative effect adjustment:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.83
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.82
Earnings (loss) per share:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.64
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.63
Weighted-average shares outstanding:
Basic	13,768	18,111	18,113	18,108	18,108
Diluted	15,076	18,932	18,113	18,109	18,370
Dividends paid on common stock	—	—	—	—	—
Other Financial Data:
EBITDA(h)	$108.8	$133.2	$120.5	$108.8	$128.0
Cash provided by (used in):
Operating activities	$68.6	$88.2	$76.7	$54.0	$68.3
Investing activities(i)	(228.9)	(148.7)	(93.9)	(20.3)	(22.4)
Financing activities	157.1 (j)	82.7	14.5	(42.0)	(15.2)
Gross capital expenditures(k)	47.4	56.4	43.6	26.5	25.5
Capital expenditures, net(l)	30.1	32.1	31.6	18.8	18.9
Store Operating Data:
Number of stores (end of period)	1,215	1,313	1,324	1,289	1,259
Average sales per store:
Merchandise revenue (in thousands)	$666.4	$713.8	$731.0	$765.2	$791.3
Gasoline gallons (in thousands)	834.8	856.9	890.4	924.2	940.7
Comparable store sales(m):
Merchandise	9.6%	7.5%	(0.2)%	3.4%	2.1%
Gasoline gallons	5.9%	(2.4)%	(3.8)%	1.5%	0.7%
Operating Data:
Merchandise gross margin	33.1%	33.3%	33.4%	33.0%	33.6%
Gasoline gallons sold (in millions)	855.7	1,062.4	1,142.4	1,171.9	1,170.3
Average retail gasoline price per gallon	$1.08	$1.41	$1.45	$1.25	$1.49
Average gasoline gross profit per gallon	$0.123	$0.132	$0.125	$0.104	$0.124
Balance Sheet Data (end of period):
Cash and cash equivalents	$31.2	$53.4	$50.6	$42.2	$72.9
Working capital (deficiency)	(20.4)	(4.9)	(29.8)	(43.4)	17.5
Total assets	793.7	930.9	945.4	909.7	914.2
Total debt and capital lease obligations	455.6	541.4	559.6	521.1	514.7
Shareholders’ equity	104.2 (j)	118.0	111.1	115.2	128.7

(footnotes continued on following page)

(a)	We consider commission income to represent our commission gross profit, since unlike merchandise revenue and gasoline revenue there are no associated costs related to commission income received.
(b)	On January 28, 1999, we recognized an extraordinary loss of approximately $5.9 million in connection with the repurchase of the senior notes. This loss was previously classified as an extraordinary loss. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we have reclassified this loss to operating, general and administrative expenses.

On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility.

(c)	During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.
(d)	During fiscal 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, which eliminated the amortization of goodwill. Goodwill amortization expense was $5.8 million, $3.4 million and $3.1 million for the fiscal years ended September 27, 2001, September 28, 2000 and September 30, 1999, respectively.
(e)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million.
(f)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million).
(g)	Net income (loss) applicable to common shareholders represents net income (loss) adjusted for our preferred stock dividend requirements and any redemption of preferred stock in excess of the carrying amount. Our previously outstanding Series B preferred stock was redeemed during our 1999 fiscal year.
(h)	EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

(footnotes continued on following page)

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
EBITDA	$108,828	$133,163	$120,491	$108,831	$128,039
Interest expense	(41,280)	(52,329)	(58,731)	(51,646)	(49,265)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	2,749	1,089	8,592	3,983	9,016
Changes in operating assets and liabilities, net:
Assets	(3,261)	(2,364)	9,778	(7,463)	(1,796)
Liabilities	1,531	8,600	(3,428)	279	(17,730)

Net cash provided by operating activities	$68,567	$88,159	$76,702	$53,984	$68,264
Net cash used in investing activities	$(228,918)	$(148,691)	$(93,947)	$(20,313)	$(22,357)
Net cash (used in) provided by financing activities	$157,104	$82,729	$14,502	$(42,046)	$(15,242)

(i)	Investing activities include expenditures for acquisitions.
(j)	On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in proceeds, before expenses.
(k)	Purchases of assets to be held for sale are excluded from these amounts.
(l)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and sale-leaseback transactions.
(m)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing elsewhere in this report.

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, expected cost savings and benefits and anticipated synergies from the Golden Gallon® acquisition, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	The interests of our largest stockholder;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” beginning on page 33. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 9, 2003. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing elsewhere in this report.

Introduction

We are the leading convenience store operator in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,392 stores in ten states as of December 1, 2003. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading convenience store operator in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

During fiscal 2003, we focused on several initiatives we believe will continue to help maximize the performance of our existing store network and position our company for continued improvement in financial results.

In the merchandise segment, we completed our store reset program, which we began during fiscal 2002, introduced our Candy LaneSM aisle and began the conversion of many of our store banners to Kangaroo  ExpressSM. We also rolled out our Celeste® private label beverage line and Deli Express® sandwich program to all locations. We believe these initiatives have improved our gross margin and contributed to a 2.1% increase in comparable store merchandise revenue for fiscal 2003, despite unusually wet weather throughout the Southeast and significant retail price deflation in our cigarette category.

In the gasoline segment, we began our brand consolidation project, which we believe will enable us to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gross profit dollars. To date, we have completed the gasoline conversions and/or image upgrades related to the branding and supply agreements at a total of 240 locations, including 106 stores to BP®/Amoco®, 55 stores to Citgo® and 79 stores to our Kangaroo® private brand format. All of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. Over the two year conversion period, we anticipate that a total of approximately 1,000 stores will be converted or re-imaged to Kangaroo ExpressSM on the merchandise side and converted and/or re-imaged to BP®/Amoco®, Citgo® or Kangaroo® on the gasoline side.

During the third quarter of fiscal 2003, we completed a $356 million refinancing of our senior secured credit facility. This refinancing provided us greater liquidity and flexibility through a $7.0 million increase in the revolving credit facility to a total of $52.0 million and a $118 million reduction of scheduled principal payments through fiscal 2005. Subsequent to September 25, 2003, we entered into amendments to our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million and to increase the revolving credit facility to $56.0 million.

During fiscal 2003, we closed 34 underperforming locations. Historically, the stores we close are underperforming in terms of volume and profitability, and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhances our strong regional presence, increasing our store count to 1,392 stores as of December 1, 2003. The aggregate purchase price was $187 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million sale-leaseback transaction and (2) the purchase of the Golden Gallon® operations and the balance of the real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through borrowings under our amended senior secured credit facility. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Fiscal Year Ended
	September 27, 2001	September 26, 2002	September 25, 2003
Total revenue	100.0%	100.0%	100.0%
Gasoline revenue	62.5	59.0	62.7
Merchandise revenue	36.7	40.0	36.3
Commission income	0.8	1.0	1.0
Cost of sales	81.5	80.9	81.6

Gross profit	18.5	19.1	18.4
Gasoline gross profit	5.4	4.9	5.2
Merchandise gross profit	12.3	13.2	12.2
Commission gross profit	0.8	1.0	1.0
Operating, general and administrative expenses	13.8	14.7	13.9
Restructuring and other changes	0.2	—	—
Depreciation and amortization	2.4	2.2	2.0

Income from operations	2.1	2.2	2.5
Interest and miscellaneous expense	2.2	2.1	1.7

Income (loss) before taxes	(0.1)	0.1	0.8
Tax expense	0.0	0.0	(0.3)

Income (loss) before cumulative effect adjustment	(0.1)	0.1	0.5
Cumulative effect adjustment, net of tax	—	—	(0.1)

Net income (loss)	(0.1)	0.1	0.4

The table below provides a summary of our selected financial data for fiscal 2001, 2002 and 2003. In the table, dollars are in millions, except per gallon data.

	Fiscal Year Ended
	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise margin	33.4%	33.0%	33.6%
Gasoline gallons	1,142.4	1,171.9	1,170.3
Gasoline margin per gallon	$0.1246	$0.1037	$0.1241
Gasoline retail per gallon	$1.45	$1.25	$1.49

Comparable store data:
Merchandise sales %	(0.2)%	3.4%	2.1%
Gasoline gallons %	(3.8)%	1.5%	0.7%

Number of stores:
End of period	1,324	1,289	1,259
Weighted-average store count	1,325	1,305	1,275

Fiscal 2003 Compared to Fiscal 2002

Total Revenue.    Total revenue for fiscal 2003 was $2.8 billion compared to $2.5 billion for fiscal 2002, an increase of $282.3 million or 11.3%. The increase in total revenue is primarily due to a 19.2% increase in our average retail price of gasoline gallons sold, comparable store increases in merchandise sales of $20.3 million, gasoline gallons of 7.6 million and higher commission income of $2.1 million. The impact of these factors was partially offset by lost volume from 34 closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2003 was $1.0 billion compared to $998.6 million for fiscal 2002, an increase of $10.3 million or 1.0%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 2.1% partially offset by lost volume from closed stores of approximately $14.0 million. This comparable store sales increase has been achieved despite significant retail price deflation in the cigarette category. With respect to the cigarette category, while the volume of cartons sold per store increased, the negative impact of cigarette retail price deflation was approximately 1.8% on merchandise sales. This deflation of cigarette retail prices during the period did not impact our gross dollar margin on the sale of cigarettes. Sales of tobacco products comprised approximately one-third of our merchandise sales during fiscal 2003.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2003 was $1.7 billion compared to $1.5 billion for fiscal 2002, an increase of $269.9 million or 18.4%. The increase in gasoline revenue is primarily due to higher average gasoline retail prices and a comparable store gallon volume increase of 0.7%. In fiscal 2003, our average retail price of gasoline was $1.49 per gallon, which represents a 24.0 cent per gallon or 19.2% increase in average retail price from fiscal 2002.

In fiscal 2003, gasoline gallon volume was 1.2 billion gallons, a decrease of 1.7 million gallons or 0.1% from fiscal 2002. The decrease in gasoline gallons was primarily due to lost volume from 34 closed stores of 16.6 million gallons, partially offset by the comparable store gallon volume increase of 0.7%. We believe that the fiscal 2003 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

Commission Income.    At certain of our store locations, we receive commission income from the sale of lottery tickets and money orders as well as from the provision of ancillary services, such as public telephones, amusement and video gaming, car washes and ATMs. Total commission income for fiscal 2003 was $26.8 million compared to $24.7 million for fiscal 2002, an increase of $2.1 million or 8.4%. The increase in commission income is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Our fiscal 2003 gross profit was $510.8 million compared to $475.4 million for fiscal 2002, an increase of $35.4 million or 7.4%. The increase in gross profit is primarily attributable to increases in gasoline gross profit per gallon and merchandise margin, coupled with comparable store volume increases and the increase in commission income.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $338.7 million for fiscal 2003 compared to $329.1 million for fiscal 2002, an increase of $9.6 million or 2.9%. This increase is primarily attributable to the increase in merchandise revenue discussed above, coupled with a 60 basis points increase in our merchandise margin. Our merchandise gross margin increased to 33.6% for fiscal 2003, primarily driven by the retail price deflation in the cigarette category.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $145.3 million for fiscal 2003 compared to $121.5 million for fiscal 2002, an increase of $23.7 million or 19.5%. The increase is primarily attributable to a 2.0 cents per gallon increase in gasoline margin, partially offset by the lost volume from closed stores. Gasoline gross profit per gallon was 12.4 cents in fiscal 2003 compared to 10.4 cents in fiscal

2002. The increase was due to our more advantageous gas supply contracts, a more favorable retail gasoline environment and our ongoing initiatives to better manage gasoline pricing and inventories.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2003 were $385.6 million compared to $367.3 million for fiscal 2002, an increase of $18.3 million or 5.0%. The increase is primarily attributable to the write-off of deferred financing costs of approximately $2.9 million related to our debt refinancing completed in April 2003, higher insurance costs of approximately $3.1 million, larger losses on asset disposals and closed store activity of approximately $5.9 million and increased employee benefit costs of approximately $1.7 million.

Income from Operations.    Income from operations for fiscal 2003 was $70.8 million compared to $53.8 million for fiscal 2002, an increase of $17.0 million or 31.5%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins and higher commission income. These increases were partially offset by a change in accounting estimate related to estimated useful lives of certain gasoline imaging assets and the increase in operating, general and administrative costs discussed above. The change in accounting estimate resulted in an increase in depreciation expense of approximately $3.4 million in fiscal 2003.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for fiscal 2003 was $128.0 million compared to $108.8 million for fiscal 2002, an increase of $19.2 million or 17.6%. The increase is primarily due to the items discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 26, 2002	September 25, 2003
	(amounts in thousands)
EBITDA	$108,831	$128,039
Interest expense	(51,646)	(49,265)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	3,983	9,016
Changes in operating assets and liabilities, net:
Assets	(7,463)	(1,796)
Liabilities	279	(17,730)

Net cash provided by operating activities	$53,984	$68,264
Net cash used in investing activities	$(20,313)	$(22,357)
Net cash used in financing activities	$(42,046)	$(15,242)

Interest Expense (see—“Liquidity and Capital Resources”).    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for fiscal 2003 was $49.3 million compared to $51.6 million for fiscal 2002, a decrease of $2.4 million or 4.6%. The decrease is primarily attributable to $3.4 million in income from the fair market value changes in our non-qualifying derivatives for fiscal 2003 compared to $926 thousand of expense in fiscal 2002.

Income Tax Expense.    We recorded income tax expense of $9.4 million in fiscal 2003 compared to $1.1 million for fiscal 2002. The increase in income tax expense was primarily attributable to the $21.4 million increase in income before taxes. Consistent with fiscal 2002, our effective tax rate was 38.5%.

Cumulative Effect Adjustment.    We recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143 during the first quarter of fiscal 2003.

Net Income or Loss.    Net income for fiscal 2003 was $11.5 million compared to $1.8 million for fiscal 2002. The increase is due to the items discussed above.

Fiscal 2002 Compared to Fiscal 2001

Total Revenue.    Total revenue for fiscal 2002 was $2.5 billion compared to $2.6 billion for fiscal 2001, a decrease of $149.0 million or 5.6%. The decrease in total revenue is primarily due to a 13.8% decrease in our average retail price of gasoline gallons sold and lost volume from 38 closed stores. The impact of these factors was partially offset by comparable store increases in merchandise sales and gasoline gallons of 3.4% and 1.5%, respectively, as well as higher commission income of $3.0 million and the effect of the full year impact of our fiscal 2001 acquisitions.

Merchandise Revenue.    Total merchandise revenue for fiscal 2002 was $998.6 million compared to $968.6 million for fiscal 2001, an increase of $30.0 million or 3.1%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 3.4% and the effect of a full year of merchandise revenue from our fiscal 2001 acquisitions. The impact of these factors was partially offset by lost volume from closed stores of $18.9 million. The comparable store volume increases were primarily due to our efforts to enhance and reposition our merchandise offerings, to increase promotional activity and to more aggressively price key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2002 was $1.5 billion compared to $1.7 billion for fiscal 2001, a decrease of $182.0 million or 11.0%. The decrease in gasoline revenue is primarily due to lower average gasoline retail prices and lost volume from closed stores of 19.4 million gallons. In fiscal 2002, our average retail price of gasoline was $1.25 per gallon, which represents a 20.0 cent per gallon or 13.8% decrease in average retail price from fiscal 2001. The impact of the decline in average retail price and fewer retail locations was partially offset by gasoline gallon comparable store volume increases of 1.5%.

In fiscal 2002, gasoline gallon volume was 1.2 billion gallons, an increase of 29.6 million gallons or 2.6% over fiscal 2001. The increase in gasoline gallons was primarily due to the effect of a full year of gasoline volume from fiscal 2001 acquisitions and a comparable store gasoline volume increase of 1.5%. The fiscal 2002 comparable store gallon increase was primarily due to a more consistent and competitive gasoline pricing philosophy as well as the impact our re-branding and re-imaging activity had on gallon volume.

Commission Income.    Total commission income for fiscal 2002 was $24.7 million compared to $21.7 million for fiscal 2001, an increase of $3.0 million or 13.8%. The increase in commission income is primarily due to the January 2002 introduction of South Carolina’s Educational Lottery program.

Total Gross Profit.    Our fiscal 2002 gross profit was $475.4 million compared to $487.6 million for fiscal 2001, a decrease of $12.2 million or 2.5%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon and merchandise margin, partially offset by comparable store volume increases of $31.4 million in merchandise revenue and 15.7 million gasoline gallons and the increase in commission income of $3.0 million.

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

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2002 were $367.3 million compared to $364.1 million for fiscal 2001, an increase of $3.2 million or 0.9%. The increase in operating expenses is primarily due to increases in lease and insurance expenses of $3.5 million as well as larger losses on asset disposals and closed store activity of approximately $1.5 million. The increases associated with these factors were partially offset by savings associated with our restructuring initiatives.

Income from Operations.    Income from operations for fiscal 2002 was $53.9 million compared to $55.2 million for fiscal 2001, a decrease of $1.3 million or 2.4%. The decrease was primarily attributable to a 2.1 cents decline in gasoline margin per gallon as well as the operating, general and administrative expense variances discussed above. These decreases were partially offset by the positive commission income and merchandise gross profit variances discussed above as well as a $9.3 million decrease in depreciation and amortization expense primarily as a result of the adoption of SFAS No. 142 and the absence of $4.8 million in restructuring charges incurred in fiscal 2001.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for fiscal 2002 was $108.8 million compared to $120.5 million for fiscal 2001, a decrease of $11.7 million or 9.7%. The decrease is primarily due to the items discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 27, 2001	September 26, 2002
	(amounts in thousands)
EBITDA	$120,491	$108,831
Interest expense	(58,731)	(51,646)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	8,592	3,983
Changes in operating assets and liabilities, net:
Assets	9,778	(7,463)
Liabilities	(3,428)	279

Net cash provided by operating activities	$76,702	$53,984
Net cash used in investing activities	$(93,947)	$(20,313)
Net cash (used in) provided by financing activities	$14,502	$(42,046)

Interest Expense (see “—Liquidity and Capital Resources”).    Interest expense in fiscal 2002 was $51.6 million compared to $58.7 million for fiscal 2001, a decrease of $7.1 million or 12.1%. In fiscal 2002, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes and, $19.1 million on our senior credit facility, $8.8 million in settlements on our interest rate swaps, $2.2 million in capital lease interest and $926 thousand in fair value adjustments associated with our non-qualifying derivative instruments. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average outstanding borrowings and the change in fair market value of our non-qualifying interest rate derivatives, partially offset by an increase in our interest rate swap settlements of $7.0 million.

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

Net Income or Loss.    Net income for fiscal 2002 was $1.8 million compared to a net loss of $2.7 million for fiscal 2001, an increase of $4.5 million. The increase is due to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2003 totaled $68.3 million, for fiscal 2002 totaled $54.0 million and for fiscal 2001 totaled $76.7 million. Our increase in net cash provided by operating activities for fiscal 2003 over fiscal 2002 is primarily attributable to the increase in gasoline and merchandise gross profit and its impact on operating income and EBITDA. We had $72.9 million of cash and cash equivalents on hand at September 25, 2003.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2003 were $28.2 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $2.3 million in proceeds from sale-leaseback transactions in fiscal 2003 and $6.2 million during fiscal 2002.

In fiscal 2003, we had proceeds of $9.4 million including asset dispositions ($6.3 million), vendor reimbursements ($0.9 million) and sale-leaseback transactions ($2.2 million). As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2003 were $18.9 million. We anticipate that net capital expenditures for fiscal 2004 will be approximately $40.0 million.

Cash Flows from Financing Activities.    For fiscal 2003, net cash used in financing activities was $15.2 million. The net cash used was primarily the result of scheduled principal payments totaling $23.2 million and financing costs associated with the refinancing of our senior credit facility totaling $7.3 million. This decline was partially offset by new borrowings under our senior credit facility. At September 25, 2003, our long-term debt consisted primarily of $297.5 million in loans under our senior credit facility and $200.0 million of our 10¼% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previous senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement. As of September 25, 2003, our outstanding term loan balance, net of unamortized original issue discount, was $297.5 million.

Subsequent to September 25, 2003, we entered into an amendment to our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million. The proceeds from the term loan were used to fund the Golden Gallon® acquisition. Also, subsequent to September 25, 2003, we increased the availability under our revolving credit facility by $4.0 million to $56.0 million.

Our senior credit facility bears interest at variable interest rates. The credit facility permits us to choose between two basic rates for a given loan:

•	a rate based on the greater of the prime rate of interest in effect on the day the loan is made or the federal funds rate in effect on the day the loan is made plus ½ of 1% and an additional margin, as described below; or

•	a rate based on the London interbank offered rate, or LIBOR, plus an additional margin as described below.

The actual interest rate we pay depends on whether the loan is a first lien term loan, a second lien term loan or a revolving credit loan. The credit facility requires us to pay, in addition to the basic interest rate, an annual margin ranging from 3.00% to 6.50%, depending on the type of loan involved. We have from time to time entered into certain hedging agreements in an effort to mitigate the fluctuations in interest rates and manage our interest rate risk, and anticipate that we will continue to use hedging agreements for these purposes in the future.

Our senior credit facility is secured by substantially all of our assets, other than our leased real property, and guaranteed by our subsidiaries.

Our senior credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase debt;

•	incur liens;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales or sale-leaseback transactions; and

•	engage in transactions with affiliates.

Our senior credit facility also contains financial ratios and tests that must be met with respect to minimum fixed charge and leverage ratios, minimum pro forma EBITDA and maximum capital expenditures. As of December 1, 2003, we have satisfied all financial ratios and tests under our senior credit facility. The senior credit facility requires us to:

•	maintain minimum consolidated pro forma leverage ratios on a sliding scale ranging from a high of 5.00 to 1.00 to a low of 3.75 to 1.00 over quarterly periods between April 14, 2003 and March 31, 2006 and thereafter;

•	maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 on a quarterly basis;

•	maintain minimum consolidated pro forma EBITDA for the trailing four quarters, of $115 million (quarters through March 25, 2004), $120 million (quarters through December 30, 2004) and $125 million (thereafter); and

•	limit consolidated capital expenditures in fiscal 2004 to $48.0 million and for fiscal years after 2004 to $44.0 million (plus unspent amounts that are permitted to be carried forward from prior fiscal years up to a limit of 25% of the previous year’s dollar limit).

The senior credit facility limits us to paying aggregate consideration of $20,000,000 for any acquisition. In addition, the senior credit agreement includes customary events of default, including upon a change of control. Under the credit agreement, a change of control occurs if among other things (a) any person other than a permitted holder (our current largest stockholder) holds more than 30% of the voting power of our common stock unless the permitted holder owns a greater percentage than such person or (b) permitted holders hold less than 35% of our common stock or (c) a change of control as defined by the indenture governing the senior subordinated notes occurs.

Our $56.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $30.0 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $45.0 million. As of September 25, 2003, we had no borrowings outstanding under the revolving credit facility, we had approximately $22.0 million in available borrowing capacity and $30 million of standby letters of credit were issued under the facility.

We are required to prepay the loans under the credit facility with (a) the net cash proceeds of most debt issuances, (b) 50% of the net cash proceeds received by us from any issuance of capital stock, (c) the net cash proceeds of asset sales (unless the proceeds are reinvested in the business) and (d) 50% of excess cash flow (beginning with the fiscal quarter ending December 30, 2004).

Senior Subordinated Notes.    We have outstanding $200.0 million of 10 1/4% senior subordinated notes due October 15, 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. Our senior subordinated notes contain covenants that, among other things, restrict our ability and any restricted subsidiary’s ability to:

•	pay dividends, make distributions or repurchase stock, except (a) in amounts not in excess of the sum of 50% of our net income and 100% of the net cash proceeds of equity issuances or issuances of convertible debt which has been converted and (b) in amounts not in excess of $5.0 million;

•	issue stock of subsidiaries;

•	make investments in non-affiliated entities;

•	incur liens not securing debt permitted under the senior subordinated notes;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions; or

•	engage in mergers or consolidations.

We can incur debt under the senior subordinated notes if the ratio of our pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2 to 1. Even if we do not meet this ratio we can incur:

•	debt under our bank credit facility in an amount not to exceed (a) up to $50.0 million for acquisitions plus (b) the greater of $45.0 million or 4.0% times our annualized revenues;

•	capital leases or purchase money debt in amounts not to exceed in the aggregate 10% of our tangible assets at the time of incurrence;

•	intercompany debt;

•	debt existing on the date the senior subordinated notes were issued;

•	up to $15.0 million in any type of debt; or

•	debt for refinancing of the above described debt, so long as such debt is subordinated to the senior subordinated notes to the same extent as the debt refinanced and meets certain other requirements.

The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing the senior subordinated notes, a change of control is deemed to occur if among other things (a) any person, other than a permitted holder (our current largest stockholder), becomes the beneficial owner of 50% or more of our common stock or (b) any person becomes the owner of more than 33% of our common stock and the permitted holders own a lesser percentage of our company than such other person and do not have the right or ability to elect a majority of the board. The senior subordinated notes may be redeemed, in whole or in part, at a redemption price that is currently 103.4% and decreases to 101.7% after October 2004 and 100.0% after October 2005.

Shareholders’ Equity.    As of September 25, 2003, our shareholders’ equity totaled $128.7 million. The increase of $13.5 million in shareholders’ equity from September 26, 2002 is primarily attributable to fiscal 2003 net income of $11.5 million and a decrease of $1.4 million in accumulated other comprehensive deficit related to the fair value changes in our qualifying derivative financial instruments.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We have no current plans to seek any such additional financing.

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of September 25, 2003:

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
	(Dollars in thousands)
Long-term debt(1)	$27,558	$16,029	$25,260	$232,751	$200,000	$—	$501,598
Capital lease obligations	3,597	3,271	3,050	2,994	2,740	22,659	38,311
Operating leases	54,599	51,990	48,885	46,947	44,964	312,465	559,850

Total contractual obligations	$85,754	$71,290	$77,195	$282,692	$247,704	$335,124	$1,099,759

(1)	On October 16, 2003, we increased our borrowings under our senior credit facility by $80.0 million. The annual principal obligations on the increased borrowings are $5.1 million in fiscal 2004, $7.8 million in fiscal 2005, $8.0 million in fiscal 2006 and $59.1 million in fiscal 2007.

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of September 25, 2003:

	Fiscal 2004	Fiscal 2005	Total
	(Dollars in thousands)
Standby letters of credit	$24,883	$5,083	$29,966

Environmental Considerations.    Environmental reserves of $13.8 million and $13.3 million as of September 25, 2003 and September 26, 2002, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 236 and 240 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $12.5 million of our environmental obligations will be funded by state trust funds and third party insurance. Our environmental reserve, dated as of September 25, 2003, does not include the 31 Golden Gallon® sites that were known to be contaminated at the time of our October 2003 acquisition of Golden Gallon®. State trust funds, insurers or other third parties are responsible for the costs of remediation at all 31 Golden Gallon® sites. Also, as of September 25, 2003 and September 26, 2002 there were an additional 495 and 470 sites, respectively, that are known to be contaminated and that are being remediated by third parties and therefore, the costs to remediate such sites are not included in our environmental reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 185 locations. We anticipate that these capital expenditures will be approximately $16.5 million and will begin during fiscal 2004. The ultimate costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2008 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in fiscal 2003.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP®, Chevron®, Citgo®, Shell®, Mobil® and Texaco®. The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to ten years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets that we may want to sell. We have met our purchase commitments under these contracts and expect to continue to do so. We purchase the majority of our private branded gallons from Citgo®.

During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years.  After a conversion of approximately 760 locations over the next 18 months we expect that BP® will supply approximately 22% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida, will remain branded and supplied by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations which we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we expect that we may face slightly increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2001, fiscal 2002 and fiscal 2003. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and its reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, dollars are in thousands, except per gallon data.

	Fiscal 2001							Fiscal 2002				Fiscal 2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Total Revenue	$634,243		$635,703		$707,957		$665,141	$577,373	$560,845	$681,308	$674,538	$650,977		$673,444		$711,455	$740,485
Merchandise revenue	228,470		229,740		256,254		254,150	237,238	232,477	265,074	263,832	242,340		234,900		263,890	267,772
Gasoline revenue	400,207		400,375		446,508		405,635	334,313	322,015	409,693	404,711	401,933		431,719		441,093	465,917
Commission income	5,566		5,588		5,195		5,356	5,822	6,353	6,541	5,995	6,704		6,825		6,472	6,796
Gross Profit	118,945		116,260		128,796		123,642	115,479	108,100	127,025	124,798	125,991		113,129		135,017	136,667
Merchandise gross profit	77,562		78,857		84,696		82,487	77,313	76,355	87,061	88,413	79,773		77,495		88,502	92,953
Gasoline gross profit	35,817		31,815		38,905		35,799	32,344	25,392	33,423	30,390	39,514		28,809		40,043	36,918
Commission income	5,566		5,588		5,195		5,356	5,822	6,353	6,541	5,995	6,704		6,825		6,472	6,796
Income from operations	16,397		5,955		20,111		12,730	13,111	4,626	20,503	15,612	20,343		7,708		21,870	20,910
Income (loss) before cumulative effect	1,907		(4,889)		3,616		(3,290)	475	(4,138)	4,064	1,403	4,920		(2,353)		6,085	6,334
Income from operations as a percentage of full year	29.7%		10.8%		36.4%		23.1%	24.3%	8.6%	38.1%	29.0%	28.7%		10.9%		31.9%	29.5%
Comparable store merchandise sales increase (decrease)	1.5%		(1.6	) %	(0.6	) %	0.3%	1.4%	1.9%	4.7%	4.9%	3.3%		2.5%		0.5%	2.4%
Comparable store sales gasoline gallons increase (decrease)	(6.1	) %	(4.7	) %	(3.8	) %	0.8%	0.8%	0.2%	4.4%	(0.7)%	(0.7	) %	(0.2	) %	0.6%	3.1%
Merchandise gross margin as a percentage of total revenue	12.23%		12.40%		11.96%		12.40%	13.39%	13.61%	12.78%	13.11%	12.25%		11.51%		12.44%	12.55%
Gasoline gross profit per gallon	0.132		0.114		0.134		0.119	0.112	0.090	0.111	0.101	0.139		0.104		0.133	0.120

Inflation

During fiscal 2003, wholesale gasoline fuel prices remained volatile, hitting a high of approximately $38 per barrel in March 2003 and a low of approximately $25 per barrel in November 2002. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price volatility has had an impact on total revenue, gross profit dollars and gross profit percentage.

General CPI, excluding energy, increased 1.4% during fiscal 2003 and food at home CPI, which is most indicative of our merchandise inventory, increased similarly. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Recently Adopted Accounting Standards

Effective December 27, 2002, we adopted the provisions of Emerging Issues Task Force, or EITF, No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, or EITF 02-16. EITF 02-16 requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. The adoption of EITF 02-16 did not have a material impact on our results of operations or classification of expenses.

Effective December 27, 2002, we adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See “Notes to Consolidated Financial Statements—Note 9—Asset Retirement Obligations” for a discussion of our adoption of SFAS No. 143.

Effective September 27, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 145. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, or SFAS No. 4. SFAS No. 145 also rescinds and amends other existing authoritative pronouncements. SFAS No. 145 eliminates SFAS No. 4 and, thus, the exception to applying APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, or Opinion 30, to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. See “Notes to Consolidated Financial Statements—Note 5— Long-Term Debt” for our discussion on our debt extinguishment.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or SFAS No. 148, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are following the disclosure requirements of SFAS No. 148 in our 2003 consolidated financial statements.

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. This interpretation addresses the disclosure requirements for guarantees and indemnification agreements entered into by an entity. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN 45 for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before initial application of FIN 45 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of FIN 45 did not have a material impact on our results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149, to provide clarification on the meaning of an underlying derivative, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, thus we adopted the provisions of SFAS No. 150 for our fourth quarter beginning June 27, 2003. The adoption of this SFAS No. 150 did not have a material impact on our results of operations and financial condition.

Recently Issued Accounting Standards Not Yet Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, or FIN 46. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for our first quarter beginning September 26, 2003. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if we enter into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), our results of operations and financial condition will be impacted.

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

Revenue Recognition.    Revenues from our three primary product categories, gasoline, merchandise and commissions, are recognized at the point of sale. We derive commission income from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings.

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

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Changes in real estate markets could significantly impact the net realizable value from the sale of assets and rental or sublease income.

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

Derivative Financial Instruments.    We enter into interest rate swap and collar agreements to modify the interest characteristics of our outstanding long-term debt and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Risk Factors

You should carefully consider the risks described below before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The Convenience Store Industry Is Highly Competitive and Impacted by New Entrants.

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry by entering the gasoline retail business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitor’s offerings and prices to ensure we offer a selection of convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety.

Volatility of Wholesale Petroleum Costs Could Impact Our Operating Results.

In each of the past three fiscal years, our gasoline revenue accounted for approximately 61.5% of total revenues and our gasoline gross profit accounted for approximately 27.8% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline for our private brand locations and our wholesale purchase costs could be adversely impacted in the event of a shortage as our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale Cost Increases of Tobacco Products Could Impact Our Merchandise Gross Profit.

Sales of tobacco products have averaged approximately 13.9% of our total revenue over the past three fiscal years. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

Changes in Consumer Behavior, Travel and Tourism Could Impact Our Business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in the Southeast specifically could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 40% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline.

Risks Related to Our Business

Unfavorable Weather Conditions or Other Trends or Developments in the Southeast Could Adversely Affect Our Business.

Substantially all of our stores are located in the southeast region of the United States. Although the Southeast is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we experienced in fiscal 2003. Inclement weather conditions as well as severe storms in the Southeast could damage our facilities or could have a significant impact on consumer behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We would also be impacted by regional occurrences in the Southeast such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to Identify, Acquire and Integrate New Stores Could Adversely Affect Our Ability to Grow Our Business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through October 2003, we acquired 1,303 convenience stores in 21 major and numerous smaller transactions. We expect to continue to selectively acquire convenience stores as an element of our growth strategy.

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

•	We may not be able to identify suitable acquisition candidates or acquire additional convenience stores on favorable terms. We compete with others to acquire convenience stores. We believe that this competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates. It may be difficult to anticipate the timing and availability of acquisition candidates.

•	During the acquisition process we may fail or be unable to discover some of the liabilities of companies or businesses which we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state or local laws.

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing systems, financial controls, information systems, management resources and human resources will need to grow to support significant growth.

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.

We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We have to use a portion of our cash flow from operations for debt service, rather than for investing in our operations or to implement our growth strategy. As of September 25, 2003, we had consolidated debt including capital lease obligations of approximately $514.7 million and shareholders’ equity of approximately $128.7 million. As of September 25, 2003, on a pro forma basis giving effect to the Golden Gallon® acquisition, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $23.6 million.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our senior credit facility and indenture contain numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, minimum EBITDA and leverage tests. The indenture governing our senior subordinated notes and our senior credit facility permit us and our subsidiaries to incur or guarantee additional debt, subject to limitations.

Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable, which would adversely affect our business, financial condition and results of operations. For the twelve-month period ending September 27, 2001, we failed to satisfy two financial covenants required by our senior credit facility. During the first quarter of fiscal 2002, we received a waiver from our senior credit group and executed an amendment to the senior credit facility that included, among other things, a modification to the financial covenants and certain increases in the floating interest rate. Our ability to respond to changing business conditions and to secure additional financing may be restricted by these covenants, which may become more restrictive in the future. We also may be prevented from engaging in transactions, including acquisitions that may be important to our long-term growth strategy, as a result of covenant restrictions or borrowing capabilities under our credit facilities.

We Are Subject to State and Federal Environmental and Other Regulations.

Our business is subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, citizenship requirements and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental regulations or an increase in regulations could adversely affect our operating results and financial condition.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies.

Any appreciable increase in the statutory minimum wage rate or income or overtime pay or adoption of mandated health benefits would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.

From time to time, regulations are proposed which, if adopted, could also have an adverse effect on our business, financial condition or results of operations.

We Depend on One Principal Supplier for the Majority of Our Merchandise.

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a contract with McLane until October 2008, but we may not be able to renew the contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

We Depend on Two Principal Suppliers for the Majority of Our Gasoline.

During February of 2003, we signed new gasoline supply agreements with BP Products, NA, or BP®, and Citgo Petroleum Corporation, or Citgo®. We expect that BP® and Citgo® will supply approximately 85%

of our projected gasoline purchases after an approximately 18-month conversion process. We have contracts with each of BP® and Citgo® until 2008, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

We May Not Achieve the Full Expected Cost Savings and Other Benefits of Our Acquisition of Golden Gallon®

We expect to achieve $8-$10 million of annualized cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved at our stores at the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and from the other information contained in this prospectus.

Because We Depend on Our Senior Management’s Experience and Knowledge of Our Industry, We Would Be Adversely Affected if Senior Management Left The Pantry.

We are dependent on the continued efforts of our senior management team, including our President and Chief Executive Officer, Peter J. Sodini. Mr. Sodini’s employment contract terminates in September 2006. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit store managers, regional managers and other store personnel. If we fail to continue to attract these individuals, our operating results may be adversely affected.

Other Risks

Future Sales of Additional Shares into the Market May Depress the Market Price of Our Common Stock.

If our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales could occur, the market price of our common stock could decline. As of December 9, 2003, there were 19,743,615 shares of our common stock outstanding. Of these shares, 6,420,299 shares are freely tradable (unless held by one of our affiliates) and 13,423,393 shares are held by affiliate investment funds of Freeman Spogli & Co. Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli & Co. investment funds, or Freeman Spogli, have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed registration statements with the Securities and Exchange Commission that cover up to 5,100,000 shares issuable pursuant to the exercise of stock options granted and to be granted under our stock option plans. Shares registered on a registration statement may be sold freely at any time.

The Interests of Our Largest Stockholder May Conflict with Our Interests and the Interests of Our Other Stockholders.

As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. As of December 9, 2003, Freeman Spogli owned 13,423,393 shares of our common stock. Freeman Spogli’s beneficial ownership of our common stock is approximately 67.9%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli.

Any Issuance of Shares of Our Common Stock in the Future Could Have a Dilutive Effect on Your Investment.

If we raise funds in the future by issuing additional shares of common stock, you may experience dilution in the value of your shares. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock. We could choose to issue additional shares for a variety of reasons including for investment or acquisitive purposes. Such issuances may have a dilutive impact on your investment.

The Market Price for Our Common Stock Has Been and May in the Future Be Volatile, Which Could Cause the Value of Your Investment to Decline.

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors among others:

•	A deviation in our results from the expectations of public market analysts and investors;

•	Statements by research analysts about our common stock, our company or our industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Sales of common stock by the company, senior officers or other affiliates; or

•	Other general economic, political or market conditions, many of which are beyond our control.

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 33.

You may not be able to resell your shares of our common stock at or above the price you pay.

Our Charter Includes Provisions that May Have the Effect of Preventing or Hindering a Change in Control and Adversely Affecting the Market Price of Our Common Stock.

Our certificate of incorporation gives our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock, without obtaining stockholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of The Pantry by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse effect on the market price of our common stock. We have no present plans to issue any shares of our preferred stock.

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

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). For those interest rate swap agreements that do not qualify for hedge accounting, changes in fair value are recorded as an adjustment to interest expense. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 25, 2003, the interest rate on 80.8% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 75.5% at September 26, 2002.

A one-percentage point increase in interest rates would not be expected to result in a loss in future earnings.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

	September 25, 2003	September 26, 2002
	(dollars in thousands)
Notional principal amount	$202,000	$180,000
Weighted-average pay rate	3.77%	6.12%
Weighted-average receive rate	1.03%	1.77%
Weighted-average years to maturity	1.68	0.87

As of September 25, 2003 and September 26, 2002, the fair value of our swap and collar agreements represented a liability of $2.9 million and $8.6 million, respectively.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to refinance our senior subordinated notes at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Independent Auditors’ Report	42
Consolidated Balance Sheets as of September 25, 2003 and September 26, 2002	43
Consolidated Statements of Operations for the years ended September 25, 2003, September 26, 2002 and September 27, 2001	44
Consolidated Statements of Shareholders’ Equity for the years ended September 25, 2003, September 26, 2002 and September 27, 2001	45
Consolidated Statements of Cash Flows for the years ended September 25, 2003, September 26, 2002 and September 27, 2001	46
Notes to Consolidated Financial Statements	48
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1
Financial Statement Exhibit:
Exhibit 12.1—Computation of Ratio of Earnings to Fixed Charges	Exhibit 12.1

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (“The Pantry”) as of September 25, 2003 and September 26, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 25, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of The Pantry’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry as of September 25, 2003 and September 26, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2003, The Pantry adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Also, as discussed in Note 4 to the consolidated financial statements, in 2002, The Pantry adopted SFAS No. 142, Goodwill and Other Intangible Assets.

/S/    DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 4, 2003

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25, 2003	September 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$42,236
Receivables (net of allowance for doubtful accounts of $665 at September 25, 2003 and $159 at September 26, 2002).	30,423	34,316
Inventories (Note 2)	84,156	84,437
Prepaid expenses	6,326	3,499
Property held for sale	2,013	388
Deferred income taxes (Note 11)	4,334	1,414

Total current assets	200,153	166,290

Property and equipment, net (Notes 3, 9 and 12)	400,609	435,518

Other assets:
Goodwill (Note 4)	278,629	277,874
Deferred financing costs (net of accumulated amortization of $7,206 September 25, 2003 and $8,854 at September 26, 2002)	10,757	8,965
Environmental receivables (Note 13)	15,109	11,696
Other	8,908	9,355

Total other assets	313,403	307,890

Total assets	$914,165	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$27,558	$43,255
Current maturities of capital lease obligations (Note 12)	1,375	1,521
Accounts payable	78,885	93,858
Accrued interest (Note 5)	11,924	13,175
Accrued compensation and related taxes	12,840	10,785
Other accrued taxes	16,510	17,463
Accrued insurance	12,293	9,687
Other accrued liabilities (Notes 6 and 13)	21,314	19,969

Total current liabilities	182,699	209,713

Long-term debt (Note 5)	470,011	460,920

Other liabilities:
Environmental reserves (Note 13)	13,823	13,285
Deferred income taxes (Note 11)	50,015	38,360
Deferred revenue (Note 13)	37,251	51,772
Capital lease obligations (Note 12)	15,779	15,381
Other noncurrent liabilities (Notes 6, 9 and 13)	15,922	5,063

Total other liabilities	132,790	123,861

Commitments and contingencies (Notes 4, 5, 12 and 13)
Shareholders’ equity (Notes 7 and 15):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 and 18,107,597 issued and outstanding at September 25, 2003 and September 26, 2002, respectively (Note 15)	182	182
Additional paid-in capital	128,002	128,002
Shareholder loans	(173)	(708)
Accumulated other comprehensive deficit (net of deferred taxes of $432 at September 25, 2003 and $1,354 at September 26, 2002) (Note 7)	(690)	(2,112)
Accumulated earnings (deficit)	1,344	(10,160)

Total shareholders’ equity	128,665	115,204

Total liabilities and shareholders’ equity	$914,165	$909,698

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 25, 2003	September 26, 2002	September 27, 2001
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise sales	$1,008,902	$998,621	$968,614
Gasoline sales	1,740,662	1,470,732	1,652,725
Commissions	26,797	24,711	21,705

Total revenues	2,776,361	2,494,064	2,643,044

Cost of sales:
Merchandise	670,179	669,479	645,012
Gasoline	1,595,378	1,349,183	1,510,389

Total cost of sales	2,265,557	2,018,662	2,155,401

Gross profit	510,804	475,402	487,643

Operating expenses:
Operating, general and administrative expenses	385,570	367,299	364,134
Restructuring and other charges (Note 8)	—	—	4,771
Depreciation and amortization	54,403	54,251	63,545

Total operating expenses	439,973	421,550	432,450

Income from operations	70,831	53,852	55,193

Other income (expense):
Interest expense (Note 10)	(49,265)	(51,646)	(58,731)
Miscellaneous	2,805	728	1,753

Total other expense	(46,460)	(50,918)	(56,978)

Income (loss) before income taxes	24,371	2,934	(1,785)
Income tax expense (Note 11)	(9,385)	(1,130)	(871)

Income (loss) before cumulative effect adjustment	$14,986	$1,804	$(2,656)
Cumulative effect adjustment, net of tax (Note 9)	(3,482)	—	—

Net income (loss)	$11,504	$1,804	$(2,656)

Earnings (loss) per share (Note 17):
Basic:
Income (loss) before cumulative effect adjustment	$0.83	$0.10	$(0.15)
Cumulative effect adjustment	(0.19)	—	—

Income (loss)	$0.64	$0.10	$(0.15)

Diluted:
Income (loss) before cumulative effect adjustment	$0.82	$0.10	$(0.15)
Cumulative effect adjustment	(0.19)	—	—

Income (loss)	$0.63	$0.10	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Comprehensive Deficit	Accumulated Earnings (Deficit)
	Shares	Par Value					Total
Balance at September 29, 2000	18,111	$182	$128,018	$(912)	—	$(9,308)	$117,980

Comprehensive loss, net of tax:
Net loss						(2,656)	(2,656)
Unrealized losses on qualifying cash flow hedges	—	—	—	—	(3,920)	—	(3,920)
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	98	—	98

Comprehensive loss	—	—	—	—	(3,822)	(2,656)	(6,478)
Cumulative effect of change in accounting principal	—	—	—	—	(461)	—	(461)
Repayment of shareholder loans	—	—	—	75	—	—	75
Share repurchase	(4)	(1)	(43)	—	—	—	(44)
Exercise of stock options	8	1	68	—	—	—	69

Balance, September 27, 2001	18,115	182	128,043	(837)	(4,283)	(11,964)	111,141

Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,804	1,804
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,966	—	1,966
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	205	—	205

Comprehensive income	—	—	—	—	2,171	1,804	3,975
Share repurchase	(7)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	182	128,002	(708)	(2,112)	(10,160)	115,204

Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,504	11,504
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,504	12,926
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$1,344	$128,665

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 25, 2003	September 26, 2002	September 27, 2001
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,504	$1,804	$(2,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,013	54,251	63,545
Provision for deferred income taxes	9,385	1,130	871
Loss on extinguishment of debt	2,888	—	—
Loss on sale of property and equipment	2,051	601	131
Impairment of long-lived assets	1,850	383	2,298
Fair market value change in non-qualifying derivatives	(3,381)	926	4,244
Provision for closed stores	2,469	2,073	1,919
Cumulative effect of change in accounting principle	3,482	—	—
Amortization of long-term debt discount	529	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	563	(5,085)	(4,860)
Inventories	281	(2,705)	9,469
Prepaid expenses	(2,818)	(43)	2,121
Other noncurrent assets	178	370	3,048
Accounts payable	(14,973)	(311)	(7,762)
Other current liabilities and accrued expenses	9,532	12,688	1,194
Reserves for environmental expenses	538	1,078	(1,859)
Other noncurrent liabilities	(12,827)	(13,176)	4,999

Net cash provided by operating activities	68,264	53,984	76,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(2,761)	(5,006)	(1,637)
Additions to property and equipment	(25,470)	(26,506)	(43,582)
Proceeds from sale lease-back transactions	2,306	6,208	3,504
Proceeds from sale of property and equipment	5,367	5,503	3,761
Acquisitions of related businesses, net of cash acquired	(1,799)	(512)	(55,993)

Net cash used in investing activities	(22,357)	(20,313)	(93,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,383)	(1,199)	(2,070)
Principal repayments of long-term debt	(306,577)	(40,000)	(23,487)
Proceeds from issuance of long-term debt	299,440	—	40,037
Proceeds from exercise of stock options, net of repurchases	—	(41)	25
Repayment of shareholder loans	535	129	75
Other financing costs	(7,257)	(935)	(78)

Net cash provided by (used in) financing activities	(15,242)	(42,046)	14,502

Net increase (decrease)	30,665	(8,375)	(2,743)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,236	50,611	53,354

CASH AND CASH EQUIVALENTS AT END OF YEAR	$72,901	$42,236	$50,611

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 25, 2003	September 26, 2002	September 27, 2001
Cash paid (refunded) during the year:
Interest	$51,469	$50,556	$55,374

Taxes	$(214)	$(3,708)	$1,066

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2003, 2002 and 2001, The Pantry financed certain capital expenditures totaling $1.9 million, $2.7 million and $3.5 million respectively, through the issuance of capital leases.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

The consolidated financial statements include the accounts of The Pantry, Inc. (the “Company” or “The Pantry”) and its wholly-owned subsidiaries. Transactions and balances of each of these wholly-owned subsidiaries are also immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates 1,259 convenience stores in Florida (477), North Carolina (329), South Carolina (240), Georgia (56), Mississippi (53), Kentucky (38), Virginia (30), Indiana (14), Tennessee (14), and Louisiana (8).

During fiscal 1996, Freeman Spogli & Co. (“Freeman Spogli”) acquired a controlling interest in the Company through a series of transactions which included the purchase of common stock from certain stockholders and the purchase of newly issued common and preferred stock. During fiscal 1997 and 1998, the Company issued additional shares of common and preferred stock to existing stockholders and certain directors and executives of the Company. As of September 25, 2003, Freeman Spogli owns 11,815,538 shares of common stock and warrants to purchase 2,346,000 shares of common stock, which represents beneficial ownership of approximately 69.2% of our outstanding shares, including shares underlying warrants.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property Held for Sale

Property is classified as current assets when management’s intent is to sell these assets in the ensuing fiscal year and is recorded at the lower of cost or fair value less cost to sell. We attempt to identify third parties with which to enter into sale-leaseback transactions prior to developing new stores in order to minimize our capital outlays. If the Company identifies a store as one that it will attempt to enter into a sale-leaseback transaction prior to developing a new store or if it is able to enter into such a transaction for its existing stores, the property is classified as held for sale. These assets primarily consist of land and buildings.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets for financial statement purposes and by accelerated methods for income tax purposes.

Estimated useful lives for financial statement purposes are as follows:

Buildings	20 to 33½ years
Equipment, furniture and fixtures	3 to 30 years
Automobiles	3 to 5 years

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

Goodwill

We have adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuation, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses. See Note 4.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets, including an allocation of goodwill if appropriate, to determine if a write-down to fair value is required. We recorded a provision of approximately $1.9 million, $383 thousand and $2.3 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2003,

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 and 2001, respectively. We record asset impairment as a component of operating, general and administrative expenses.

Revenue Recognition

Revenues from the Company’s three primary product categories, gasoline, merchandise and commissions, are recognized at the point of sale. The Company derives commission revenues from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings.

Cost of Goods Sold

The primary components of cost of sales are gasoline, merchandise, repairs and maintenance of customer delivery equipment (e.g. gasoline dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are amortized into cost of sales in accordance with vendor agreements.

Operating, General and Administrative Expenses

The primary components of operating, general and administrative expenses are store labor, store occupancy, operations management and administrative personnel, insurance, and other corporate costs necessary to operate the business.

Deferred Financing Cost

Deferred financing cost represents expenses related to issuing The Pantry’s long-term debt, obtaining its lines of credit and obtaining lease financing. See Note 5—Long-Term Debt and Note 12—Leases. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

Vendor Allowances, Rebates and Other Vendor Payments

The Company receives payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. The Company’s accounting practices with regard to some of its most significant arrangements are discussed as follows.

•	Vendor allowances for price markdowns are credited to cost of sales during the period in which the related markdown was taken and charged to cost of sales.

•	Store imaging allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies, and other types of branding as defined in the Company’s gasoline contracts.

•	Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at the Company’s stores are recorded as a reduction of cost of sales over the period covered by the agreement.

Some of these typical vendor rebate, credit and promotional allowance arrangements require that the Company make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. The Company constantly reviews the relevant, significant factors and makes adjustments where the facts and circumstances dictate.

The amounts recorded against cost of sales were $92.6 million, $96.6 million and $81.2 million for fiscal 2003, 2002 and 2001, respectively.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excise and Use Taxes

The Pantry collects and remits various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $497.6 million, $471.9 million, and $450.2 million for fiscal 2003, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $2.1 million, $1.8 million and $2.0 million for fiscal 2003, 2002 and 2001, respectively.

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note 16. The Company accounts for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2003	2002	2001
Net income (loss) (in thousands):
As reported	$11,504	$1,804	$(2,656)
Deduct — Total stock-based compensation expense determined under fair value method for all awards, net of tax	(287)	(278)	(234)

Pro forma	$11,217	$1,526	$(2,890)

Basic earnings (loss) per share:
As reported	$0.64	$0.10	$(0.15)
Pro forma	$0.62	$0.08	$(0.16)
Diluted earnings (loss) per share:
As reported	$0.63	$0.10	$(0.15)
Pro forma	$0.61	$0.08	$(0.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Weighted-average grant date fair value	$0.87	$1.71	$3.93
Weighted-average expected lives (years)	2.00	2.00	2.00
Weighted-average grant date fair value-exercise price equals market price	$0.87	$1.71	$3.93
Weighted-average grant date fair value-exercise price greater than market price	—	—	—
Risk-free interest rate	1.8%	3.0%	4.9%
Expected volatility	70%	60%	66%
Dividend yield	0.00%	0.00%	0.00%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

The Pantry provides segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The Pantry operates in one operating segment. The Company’s chief operating decision maker believes the Company operates in one segment due to the following: the sales of both gasoline and merchandise are interrelated, the target customers are the same for all products, and the Company’s stores are homogeneous in product offerings.

Reclassifications

Certain amounts in the fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

Recently Adopted Accounting Standards

Effective December 27, 2002, we adopted the provisions of Emerging Issues Task Force (“EITF”) No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that certain cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, that presumption is overcome if certain criteria are met. If the presumption is overcome, the consideration would be presented as revenue if it represents a payment for goods or services provided by the reseller to the vendor, or as an offset to an expense if it represents a reimbursement of a cost incurred by the reseller. The adoption of EITF 02-16 did not have a material impact on our results of operations or classification of expenses.

Effective December 27, 2002, we adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on our results of operations and financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires us to recognize an estimated liability associated with the removal of our underground storage tanks. See Note 9 for a discussion of our adoption of SFAS No. 143.

Effective September 27, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material impact on our results of operations or financial condition.

Effective September 27, 2002, we adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS No. 145 also rescinds and amends other existing authoritative pronouncements. This statement eliminates SFAS No. 4 and, thus, the exception to applying APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. See Note 5 for our discussion on our debt extinguishment.

Effective September 27, 2002, we adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are following the disclosure requirements of SFAS No. 148 in our 2003 consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosure requirements for guarantees and indemnification agreements entered into by an entity. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN 45 for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before initial application of FIN 45 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of FIN 45 did not have a material impact on our results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying derivative, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, thus the Company adopted the provisions of SFAS No. 150 for its fourth quarter beginning June 27, 2003. The adoption of this SFAS No. 150 did not have a material impact on our results of operations and financial condition.

Recently Issued Accounting Standards Not Yet Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company’s first quarter beginning September 26, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s results of operations and financial condition will be impacted.

Change in Accounting Estimate

Effective March 28, 2003 we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million. This additional expense had an impact on net income of $2.1 million and reduced earning per share – basic and diluted by $0.11 per share.

NOTE 2—INVENTORIES:

At September 25, 2003 and September 26, 2002, inventories consisted of the following (in thousands):

	2003	2002
Inventories at FIFO cost:
Merchandise	$74,483	$79,535
Gasoline	20,996	21,669

	95,479	101,204
Less adjustment to LIFO cost:
Merchandise	(11,323)	(16,767)

Inventories at LIFO cost	$84,156	$84,437

The positive effect on cost of sales of LIFO inventory liquidations was $1.2 million, $692 thousand and $2.2 million for fiscal 2003, 2002 and 2001, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—PROPERTY AND EQUIPMENT:

At September 25, 2003 and September 26, 2002, property and equipment consisted of the following (in thousands):

	2003	2002
Land	$78,586	$81,653
Buildings	138,857	140,793
Equipment	387,502	373,243
Leasehold improvements	72,221	69,294
Construction in progress	10,460	11,643

	687,626	676,626
Less—accumulated depreciation and amortization	(287,017)	(241,108)

Property and equipment, net	$400,609	$435,518

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS:

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

We completed our annual goodwill impairment test as of January 23, 2003 by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value; therefore, we have determined that no impairment existed. Fair value was measured using a valuation by an independent third party as of January 23, 2003, which was based on market multiples, comparable transactions and discounted cash flow methodologies. We utilized an independent valuation to determine our fair value rather than our market capitalization, as we believe our market capitalization may not be representative of the fair value of the Company because two institutions own approximately 84% of our outstanding common stock.

On an ongoing basis, we will perform an annual goodwill impairment test at the end of January. At least quarterly, we will analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Other intangible assets consist of noncompete agreements with a carrying value of $6.6 million and $7.2 million at September 25, 2003 and September 26, 2002, respectively, net of accumulated amortization of $2.4 million and $1.8 million, respectively. Amortization expense was $626 thousand, $725 thousand and $665

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thousand for fiscal 2003, 2002 and 2001, respectively. The weighted average amortization period of all noncompete agreements is 29.2 years. Estimated amortization expense for each of the five fiscal years following September 25, 2003 and thereafter is: $428 thousand in fiscal 2004; $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008 and $5.1 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying audited consolidated balance sheets.

The following information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2003	2002	2001
Net income (loss)	$11,504	$1,804	$(2,656)
Goodwill amortization, net	—	—	5,846

Adjusted net income	$11,504	$1,804	$3,190

Adjusted earnings (loss) per share—basic:
Net income (loss)	$0.64	$0.10	$(0.15)
Goodwill amortization, net	—	—	0.32

Adjusted net income per share-basic	$0.64	$0.10	$0.17

Adjusted earnings (loss) per share—diluted:
Net income (loss)	$0.63	$0.10	$(0.15)
Goodwill amortization, net	—	—	0.32

Adjusted net income per share-diluted	$0.63	$0.10	$0.17

NOTE 5—LONG-TERM DEBT:

Long-term debt consisted of the following (amounts in thousands):

	September 25, 2003	September 26, 2002
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
Tranche A term loan; interest payable monthly at LIBOR plus 3.5%	—	26,906
Tranche B term loan; interest payable monthly at LIBOR plus 4.0%	—	176,185
Tranche C term loan; interest payable monthly at LIBOR plus 4.25%	—	73,125
Acquisition term loan; interest payable monthly at LIBOR plus 3.5%	—	27,500
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $3,347	247,153	—
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $682	50,318	—
Notes payable to McLane Company, Inc.; paid in full	—	297
Other notes payable; various interest rates and maturity dates	98	162

Total long-term debt	497,569	504,175
Less—current maturities	(27,558)	(43,255)

Long-term debt, net of current maturities	$470,011	$460,920

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previously existing senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement, using the effective interest method. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility and is included in operating, general and administrative expenses.

At September 25, 2003, our senior credit facility consists of a $52.0 million revolving credit facility, which expires March 31, 2007 and bears interest at a rate of LIBOR plus 4.25%, and $297.5 million in outstanding term loans. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of September 25, 2003, there were no outstanding borrowings under the revolving credit facility and we had approximately $30.0 million of standby letters of credit issued under the facility. Therefore, we had approximately $22.0 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $45.0 million. The LIBOR associated with our senior credit facility resets periodically and has certain LIBOR floors. As of September 25, 2003, the effective LIBOR rate was 1.75% for the first lien term loan and 1.50% for the second lien term loan.

The senior secured credit facility contains various restrictive covenants including a minimum EBITDA, maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default. At September 25, 2003, we were in compliance with all covenants and restrictions related to all outstanding borrowings. Substantially all of our net assets are restricted as to payment of dividends and distributions.

Subsequent to September 25, 2003, we entered into an amendment to our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million. The proceeds from the term loan were used to fund the Golden Gallon® acquisition. See Note 19 – Subsequent Events. Also, subsequent to September 25, 2003, we increased the availability under our revolving credit facility by $4.0 million to $56.0. As of December 1, 2003 there were no borrowings outstanding under this facility and $30.0 million of standby letters of credit issued under the facility.

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2004	$27,558
2005	16,029
2006	25,260
2007	232,751
2008	200,000
Thereafter	—

Total principal payments	$501,598
Less: Original issue discount	(4,029)

Total long-term debt – net	$497,569

The fair value of our indebtedness approximated $509.2 million at September 25, 2003.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS:

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent there is any hedge ineffectiveness, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent the instruments are considered ineffective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) was $3.4 million, $(926) thousand and $(4.2) million for fiscal 2003, 2002 and 2001, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $1.5 million and $1.4 million, respectively. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $699 thousand and $7.9 million, respectively. Cash flow hedges at September 25, 2003 have various settlement dates, the latest of which are April 2006 interest rate swaps.

NOTE 7—COMPREHENSIVE INCOME:

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	2003	2002
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $0 and $93, respectively)	$—	$(158)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $432 and $1,261, respectively)	(690)	(1,954)

Accumulated other comprehensive deficit	$(690)	$(2,112)

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	2003	2002	2001
Cumulative effect of adoption of SFAS No. 133 (net of deferred taxes of $93, $135 and $61, respectively)	$158	$205	$98
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred taxes of $708, $1,292 and $(2,553), respectively)	1,264	1,966	(3,920)

Other comprehensive income (loss)	$1,422	$2,171	$(3,822)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of unrealized gains on qualifying cash flow hedges, net of related taxes, for the periods presented are as follows (amounts in thousands):

	2003	2002	2001
Unrealized gains (losses) on qualifying cash flow hedges	$3,272	$5,465	$(4,674)
Less: Reclassification adjustment recorded as interest expense	(2,008)	(3,499)	754

Net unrealized gains (losses) on qualifying cash flow hedges	$1,264	$1,966	$(3,920)

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

	Fiscal Year 2001 Expense	Cash Outlays	Non-cash Write-offs	September 27, 2001	Cash Outlays	Non-cash Write-offs	September 26, 2002	Cash Outlays	September 25, 2003
Employee termination benefits	$1,736	$943	—	$793	$275	$499	$19	$19	—
Lease buyout costs	650	47	—	603	397	—	206	206	—
Legal and other professional costs	490	341	—	149	109	40	—	—	—

Total restructuring reserve	2,876	1,331	—	1,545	781	539	225	225	—
Other non-recurring charges	1,895	845	1,050	—	—	—	—	—	—

Total restructuring and other charges	$4,771	$2,176	$1,050	$1,545	$781	$539	$225	$225	—

NOTE 9—ASSET RETIREMENT OBLIGATIONS:

Effective September 27, 2002, we adopted the provisions of SFAS No. 143 and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million). We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. The effects on earnings from continuing operations before cumulative effect of change in accounting principle for years ended September 26, 2002 and September 27, 2001, assuming the adoption of SFAS No. 143 as of September 28, 2000, were not material to net income or earnings per share.

A reconciliation of our liability for the year ended September 25, 2003, is as follows (amounts in thousands):

Upon adoption at September 27, 2002	$8,443
Liabilities incurred	191
Liabilities settled	(159)
Accretion expense	765

Total asset retirement obligation	$9,240

NOTE 10—INTEREST EXPENSE:

The components of interest expense are as follows (amounts in thousands):

	2003	2002	2001
Interest on long-term debt, including amortization of deferred financing costs	$41,572	$39,577	$50,652
Fair market value change in non-qualifying derivatives	(3,381)	926	4,244
Interest on capital lease obligations	2,281	2,189	1,936
Interest rate swap settlements	8,470	8,840	1,822
Miscellaneous	323	114	77

	$49,265	$51,646	$58,731

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES:

The components of income tax expense are summarized below (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred:
Federal	$8,286	$998	$776
State	1,099	132	95

	9,385	1,130	871

	$9,385	$1,130	$871

As of September 25, 2003 and September 26, 2002, deferred tax liabilities (assets) are comprised of the following (in thousands):

	2003	2002
Depreciation	$67,541	$65,224
Inventories	3,430	3,770
Amortization	15,275	8,588
Miscellaneous expenses	—	3,013
Environmental expenses	824	1,101
Other	67	80

Gross deferred tax liabilities	87,137	81,776

Capital lease obligations	(1,987)	(1,568)
Allowance for doubtful accounts	(256)	(267)
Accrued insurance	(4,634)	(3,631)
Accrued compensation	(461)	—
Derivative liabilities.	(1,019)	(3,214)
Asset retirement obligation	(2,180)	—
Deferred income	(7,565)	(5,191)
Accrued vacation	(323)	(391)
Reserve for closed stores	(1,382)	(787)
Restructuring reserve	—	(87)
Other	(819)	(380)

Gross deferred tax assets	(20,626)	(15,516)
Net operating loss carryforwards	(17,065)	(25,613)
General business credits	(1,024)	(1,233)
AMT credits	(2,741)	(2,468)

	$45,681	$36,946

As of September 25, 2003 and September 26, 2002, net current deferred income tax assets totaled $4.3 million and $1.4 million, respectively, and net noncurrent deferred income tax liabilities totaled $50.0 million and $38.4 million, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of income taxes at the federal statutory rate (34%) to actual taxes provided are as follows (in thousands):

	2003	2002	2001
Tax expense (benefit) at Federal statutory rate	$8,286	$998	$(607)
Tax expense at state rate, net of Federal income tax expense	926	109	—
Permanent differences:
Amortization of goodwill	—	—	1,320
Other	173	23	158

Net income tax expense	$9,385	$1,130	$871

As of September 25, 2003, The Pantry had net operating loss carryforwards, general business credits and AMT credits which can be used to offset future federal income taxes. The benefit of these carryforwards is recognized as deferred tax assets. Loss carryforwards as of September 25, 2003 have the following expiration dates (in thousands):

	Federal	State
2009	$—	$3,158
2010	—	2,974
2011	—	10,919
2012	—	5,101
2013	—	13,274
2014	—	5,162
2015	—	5,841
2016	—	13,928
2017	—	6,969
2020	20,171	—
2021	21,108	—

Total loss carryforwards	$41,279	$67,326

NOTE 12—LEASES:

The Pantry leases store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 25, 2003 and September 26, 2002 are as follows (in thousands):

	2003	2002
Buildings	$24,837	$24,466
Less—accumulated amortization	(10,580)	(9,936)

	$14,257	$14,530

Amortization expense related to capitalized leased assets was $1.5 million, $1.4 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments as of September 25, 2003 for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2004	$3,597	$54,599
2005	3,271	51,990
2006	3,050	48,885
2007	2,994	46,947
2008	2,740	44,964
Thereafter	22,659	312,465

Net minimum lease payments	38,311	$559,850

Amount representing interest (8% to 20%)	21,157

Present value of net minimum lease payments	17,154
Less—current maturities	1,375

	$15,779

Rental expense for operating leases was approximately $56.3 million, $56.0 million and $54.0 million for fiscal 2003, 2002 and 2001, respectively. The Company has facility leases with step rent provisions, capital improvement funding, and other forms of lease concessions. In accordance with generally accepted accounting principles, the Company records step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of The Pantry’s leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2003, 2002 and 2001, The Pantry entered into sale-leaseback transactions with unrelated parties with net proceeds of $2.3 million, $6.2 million and $3.5 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. The Pantry retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

As of September 25, 2003, The Pantry was contingently liable for outstanding letters of credit in the amount of $30.0 million related primarily to several areas in which The Pantry is self-insured. The letters of credit are not to be drawn against unless The Pantry defaults on the timely payment of related liabilities.

The Pantry is involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $7.7 million

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $37.3 million, respectively. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $3.3 million and $51.7 million, respectively.

McLane Company, Inc. (“McLane”)—The Pantry purchases over 50% of its general merchandise from a single wholesaler, McLane. The Pantry’s arrangement with McLane is governed by a five-year distribution service agreement, which was amended on October 5, 2002 and expires on October 10, 2008. The Pantry receives annual service allowances based on the number of stores operating on each contract anniversary date. If The Pantry were to default under the contract or terminate the distribution service agreement prior to October 10, 2004, The Pantry must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized to cost of goods sold on a straight-line method over the life of the agreement.

Major Oil Companies—The Pantry has entered into product brand imaging agreements with numerous oil companies to buy specified quantities of gasoline at market prices. The length of these contracts range from five to thirteen years and in some cases include minimum annual purchase requirements. In connection with these agreements, The Pantry may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If The Pantry were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, The Pantry must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with accounting principles generally accepted in the United States of America, these payments are amortized to cost of goods sold using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 10, 2003, we maintain letters of credit in the aggregate amount of approximately $1.1 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental reserves of $13.8 million and $13.3 million as of September 25, 2003 and September 26, 2002, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 236 and 240 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $12.5 million of our environmental obligation will be funded by state trust funds and third party insurance. Our environmental reserve, dated as of September 25, 2003, does not include the 31 Golden Gallon® sites that were known to be contaminated at the time of our October 2003 acquisition. State trust funds, insurers or other third parties are responsible for the costs of remediation at all 31 such Golden Gallon® sites. Also, as of September 25, 2003 and September 26, 2002 there were an additional 495 and 470 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate. The undiscounted amount of future estimated payments for which The Pantry does not expect to be reimbursed for each of the five fiscal years and thereafter at September 25, 2003 and other cost amounts covered by responsible third parties are as follows (in thousands):

Fiscal Year	Expected Payments
2004	$508
2005	495
2006	370
2007	181
2008	42
Thereafter	74

Total undiscounted amounts not covered by a third party	1,670
Other current cost amounts	15,677
Amount representing interest (10%)	(3,524)

Environmental reserve	$13,823

The Pantry anticipates that it will be reimbursed for a portion of these expenditures from state trust funds and private insurance. As of September 25, 2003, anticipated reimbursements of $15.1 million are recorded as long-term environmental receivables. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—BENEFIT PLANS:

The Pantry sponsors a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by The Pantry on the basis of 50% of the first 5% contributed. Matching contribution expense was $731 thousand, $719 thousand and $718 thousand for fiscal 2003, 2002 and 2001, respectively.

NOTE 15—COMMON STOCK:

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

Upon completion of the IPO, Freeman Spogli owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). Subsequent to the IPO, Freeman Spogli has purchased an additional 2,466,014 shares from other stockholders giving them beneficial ownership of approximately 69.2% of the outstanding common stock (including shares underlying warrants).

NOTE 16—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the plans for the three fiscal years ended September 25, 2003, September 26, 2002 and September 27, 2001 and changes during the years ending on those dates is as follows:

	Shares	Option price per share	Weighted average exercise price per share
September 29, 2000	812,861	$8.82 - $13.00	$10.43
Options granted	328,000	10.00	10.00
Options forfeited	(111,878)	8.82 - 13.00	10.50
Options exercised	(7,700)	8.82	8.82

September 27, 2001 (654,783 shares exercisable)	1,021,283	8.82 - 13.00	10.30
Options granted	240,000	4.00 - 5.12	4.94
Options forfeited	(136,078)	5.12 - 13.00	10.54

September 26, 2002 (709,538 shares exercisable)	1,125,205	4.00 - 13.00	9.13
Options granted	430,000	1.66 - 8.09	2.23
Options forfeited	(249,313)	5.12 - 13.00	9.15

September 25, 2003	1,305,892	1.66 - 13.00	6.85

Options exercisable	670,558	$4.00 - $13.00	$9.82

The following table summarizes information about stock options outstanding at September 25, 2003:

Date Granted	Exercise Prices	Number Outstanding at September 25, 2003	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
1/1/98	$8.82	242,607	4 years	242,607
8/25/98	$11.27	78,285	4 years	78,285
6/8/99, 9/30/99	$13.00	129,000	3 years	129,000
12/29/00	$10.00	236,000	4 years	157,333
11/26/01	$5.12	150,000	5 years	50,000
3/26/02	$4.00	40,000	6 years	13,333
10/22/02	$1.66	20,000	6 years	—
11/13/02	$1.70	335,000	6 years	—
1/6/03	$3.97	35,000	6 years	—
3/25/03	$4.50	30,000	7 years	—
7/23/03	$8.09	10,000	7 years	—

	Total	1,305,892		670,558

On August 31, 1998, The Pantry adopted a stock subscription plan. The subscription plan allows The Pantry to offer to certain employees the right to purchase shares of common stock at a purchase price equal to the fair market value on the date of purchase. A purchaser may not sell, transfer or pledge their shares:

•	prior to the first anniversary of the date on which the purchaser acquires the shares; or

•	after the first anniversary, except in compliance with the provisions of the subscription agreement and a pledge agreement if part of the consideration for such shares includes a secured promissory note.

In the event that the purchaser’s employment with The Pantry and all of its subsidiaries terminates for any reason, The Pantry has the option to repurchase from the purchaser all or any portion of the shares acquired

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the purchaser under the subscription agreement for a period of six months after the effective date of such termination. The repurchase option terminates upon the latter of;

•	the first anniversary of the date the shares were originally acquired; or

•	an initial public offering of common stock by The Pantry registered under the Securities Act (other than an offering registered on Form S-4 or Form S-8) resulting in gross proceeds to The Pantry in excess of $25 million.

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

In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The warrants are exercisable at $7.45 per share until December 30, 2006, and contain adjustment provisions in the event The Pantry declares dividends or distributions, makes stock splits or engages in mergers, reorganizations or reclassifications. The fair value of the warrants at date of issuance approximated $600 thousand and is included in additional paid-in capital. None of these warrants had been exercised at September 25, 2003.

NOTE 17—EARNINGS (LOSS) PER SHARE:

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	2003	2002	2001
Income (loss) before cumulative effect adjustment	$14,986	$1,804	$(2,656)
Cumulative effect adjustment	(3,482)	—	—

Net income (loss)	$11,504	$1,804	$(2,656)

Earnings (loss) per share—basic:
Weighted average shares outstanding	18,108	18,108	18,113

Income (loss) per share before cumulative effect adjustment—basic	$0.83	$0.10	$(0.15)
Loss per share on cumulative effect adjustment—basic	(0.19)	—	—

Net income (loss) per share—basic	$0.64	$0.10	$(0.15)

Earnings (loss) per share—diluted:
Weighted average shares outstanding	18,108	18,108	18,113
Dilutive impact of options and warrants outstanding	262	1	—

Weighted average shares and potential dilutive shares outstanding	18,370	18,109	18,113

Income (loss) per share before cumulative effect adjustment—diluted	$0.82	$0.10	$(0.15)
Loss per share on cumulative effect adjustment—diluted	(0.19)	—	—

Net income (loss) per share—diluted	$0.63	$0.10	$(0.15)

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.0 million, 3.4 million and 3.4 million for fiscal 2003, 2002, and 2001, respectively.

NOTE 18—QUARTERLY FINANCIAL DATA (unaudited):

Summary quarterly financial data for fiscal 2003 and 2002, respectively, is as follows (dollars in thousands, except per share amounts):

	Year Ended September 25, 2003					Year Ended September 26, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total revenue	$650,977	$673,444	$711,455	$740,485	$2,776,361	$577,373	$560,845	$681,308	$674,538	$2,494,064
Gross profit	$125,991	$113,129	$135,017	$136,667	$510,804	$115,479	$108,100	$127,025	$124,798	$475,402
Income (loss) before income taxes:	$8,004	$(3,827)	$9,894	$10,300	$24,371	$793	$(6,895)	$6,773	$2,263	$2,934
Net income (loss)	$1,438	$(2,353)	$6,085	$6,334	$11,504	$475	$(4,138)	$4,064	$1,403	$1,804
Earnings per share:
Basic	$0.08	$(0.13)	$0.34	$0.35	$0.64	$0.03	$(0.23)	$0.22	$0.08	$0.10
Diluted	$0.08	$(0.13)	$0.33	$0.33	$0.63	$0.03	$(0.23)	$0.22	$0.08	$0.10

NOTE 19—SUBSEQUENT EVENTS:

On October 16, 2003, The Pantry completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold USA, Inc. The acquired assets include 138 operating convenience stores, 131 of which are fee-owned stores, a dairy plant and related assets, a fuel hauling operation, corporate

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

headquarters buildings and 25 undeveloped sites. Other than the dairy plant and related assets and the fuel hauling operation, the Company intends to use the acquired assets in the convenience store retail business. Simultaneous with the closing, the Company sold the dairy plant and related assets and the fuel hauling operation to existing suppliers of the Company.

The aggregate purchase price of the acquired assets, which was determined through arm’s-length negotiations between the Company and Ahold USA, Inc., was $187 million. The acquisition was structured as two simultaneous transactions whereby certain real estate assets (114 of the 131 fee-owned stores) were purchased and financed through a $94.5 million sale/leaseback transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased for approximately $92.5 million in cash. The Company funded the second transaction with $80 million of debt through borrowings under the Company’s existing senior secured credit facility (see Note 5—Long Term Debt) and available cash.

On December 9, 2003, Freeman Spogli exercised its warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, Freeman Spogli received 1,607,855 shares of common stock upon exercise (unaudited).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by The Pantry in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Our Directors and Executive Officers

The following table provides information on our executive officers and directors. There are no family relationships between any of our executive officers or directors:

Name	Age	Position with our Company
Peter J. Sodini	62	President, Chief Executive Officer and Director
Steven J. Ferreira	47	Senior Vice President, Administration
Joseph A. Krol	55	Senior Vice President, Operations
Daniel J. Kelly	51	Vice President, Finance and Chief Financial Officer
David M. Zaborski	48	Vice President, Marketing
Gregory J. Tornberg	38	Vice President, Gasoline Marketing
Todd W. Halloran	41	Director
Jon D. Ralph	39	Director
Charles P. Rullman	55	Director
Peter M. Starrett	56	Director
Hubert E. Yarborough, III	59	Director
Byron E. Allumbaugh	72	Director
Thomas M. Murnane	56	Director
Paul L. Brunswick	64	Director

Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. from December 1991 through February 1996. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc. Mr. Sodini has served as a director since November 1995.

Steven J. Ferreira has served as our Senior Vice President, Administration since February 2001 and prior to that served as Vice President, Strategic Planning since May 1997. Prior to joining The Pantry he was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and, finally, Chief Operating Officer.

Joseph A. Krol has served as our Senior Vice President, Operations since October 2002, and prior to that he was Group Vice President, Operations for Lil’ Champ from February 1999 to October 2002 and our Vice President, Operations from August 1996 to February 1999. Prior to joining The Pantry in August 1996, Mr. Krol was a Division Manager, Operations with Food 4 Less.

Daniel J. Kelly has served as our Vice President, Finance and Chief Financial Officer since January 2003. Prior to joining The Pantry, Mr. Kelly was with Konover Property Trust, Inc., a public Real Estate Investment Trust, where he served as Chief Financial Officer and Executive Vice President. Prior to joining Konover, Mr. Kelly was a partner in the audit division of Arthur Andersen LLP. Prior to being named partner in 1993, Mr. Kelly had various other positions during his sixteen-year tenure with that firm.

David M. Zaborski has served as Vice President, Marketing since November 2001 and served as Vice President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Gregory J. Tornberg has served as our Vice President, Gasoline Marketing since February 2002, and prior to that held several positions with The Pantry, including Director of Gasoline Marketing from February 2001 to January 2002, Director of Marketing, Florida Operations from October 1997 to January 2001 and Product Director from 1995-1997. Prior to joining The Pantry, Mr. Tornberg was a Sales Supervisor with Krause Gentle Corporation.

Todd W. Halloran has served as a director since November 1995. Mr. Halloran joined Freeman Spogli in 1995 and became a Principal in 1998. From 1990 to 1995, Mr. Halloran was a Vice President and Associate at Goldman, Sachs & Co., where he worked in the Principal Investment Area and the Mergers and Acquisitions Department. Mr. Halloran is also a director of Galyan’s Trading Company, Inc.

Jon D. Ralph has served as a director since November 1995. Mr. Ralph joined Freeman Spogli in 1989 and became a Principal in 1998. Prior to joining Freeman Spogli, Mr. Ralph spent three years at Morgan Stanley & Co. where he served as an analyst in the Investment Banking Division. Mr. Ralph is also a director of Hudson Respiratory Care Inc. and River Holding Corp.

Charles P. Rullman has served as a director since November 1995. Mr. Rullman joined Freeman Spogli in 1995 as a Principal. From 1992 to 1995, Mr. Rullman was a General Partner of Westar Capital, a private equity investment firm specializing in middle market transactions. Prior to joining Westar, Mr. Rullman spent twenty years at Bankers Trust Company and its affiliate, BT Securities Corporation, where he was a Managing Director and Partner. Mr. Rullman is also a director of Hudson Respiratory Care Inc. and River Holding Corp.

Peter M. Starrett has served as a director since January 1999. Since August 1998, Mr. Starrett has served as President of Peter Starrett Associates, a retail advisory firm, and has served as a consultant to Freeman Spogli. Prior to August 1998, Mr. Starrett was President of Warner Bros. Studio Stores Worldwide and had been employed by Warner Bros. since May 1990. Mr. Starrett is also a director of Pacific Sunwear of California, Inc., AFC Enterprises, Inc., Galyan’s Trading Company, Inc. and Guitar Center, Inc.

Hubert E. Yarborough, III has served as a director since September 1999. Mr. Yarborough currently is the President of The Yarborough Group of South Carolina, LLC, a national governmental relations firm. Prior to joining that firm, Mr. Yarborough was a shareholder in the McNair Law Firm where his practice primarily involved representing clients before the South Carolina General Assembly, state regulatory and administrative agencies, the South Carolina Congressional delegation and various Federal regulatory agencies.

Byron E. Allumbaugh has served as a director since March 2002. Currently, Mr. Allumbaugh is a business consultant working with public and private companies. From 1976 to 1997, he served as Chairman and Chief Executive Officer of Ralphs Supermarkets based in Southern California. Currently, Mr. Allumbaugh is a director of CKE Restaurants, Inc., Galyan’s Trading Company, Inc. and The Penn Traffic Company.

Thomas M. Murnane has served as a director since October 2002. Mr. Murnane retired as a partner of PricewaterhouseCoopers, LLP in 2002. He served in various capacities in his tenure with that firm since 1980, including Director of the firm’s Retail Strategy Consulting Practice, Director of Overall Strategy Consulting for the East Region of the United States, and most recently, Global Director of Marketing and Brand Management for PwC Consulting. Mr. Murnane is also a director of Finlay Enterprises, Inc., Pacific Sunwear of California, Inc. and Captaris, Inc.

Paul L. Brunswick has served as a director since July 2003. Currently, Mr. Brunswick is President of General Management Advisory, a provider of financial and business consulting services. Mr. Brunswick was the Vice President and Chief Financial Officer of GoodMark Foods, Inc., a company in the meat snack business, from 1992 until 1999. Currently, Mr. Brunswick is a director of Waste Industries USA, Inc.

Our board of directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, our board of directors does not involve itself in day-to-day operations. Instead, directors keep themselves informed through, among other things, discussions with our Chief Executive Officer, other key executives and principal external advisers (legal counsel, outside auditors, investment bankers and other consultants), reading reports and other materials that are provided to them and by participating in board and committee meetings. Our directors are elected annually and hold office for a period of one year or until their successors are duly elected and qualified.

There are no family relationships among our directors or executive officers. There are no material proceedings to which any of our directors or executive officers, or any of their associates, is a party adverse to The Pantry or any of its subsidiaries or has a material interest adverse to The Pantry or any of its subsidiaries.

To our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Our board of directors has established an audit committee for the purpose of overseeing the accounting and financial reporting processes of The Pantry and audits of our financial statements. The audit committee is responsible for selecting the independent public accountants and reviewing the scope, results and effectiveness of the annual audit and other services provided by our independent public accountants. In addition, our audit committee is responsible for reviewing our financial statements and the audit letters provided by our independent public accountants. Finally, our audit committee is responsible for reviewing with management and the independent auditors our systems of internal control.

The members of our audit committee for fiscal 2003 were Byron E. Allumbaugh (Chairman), William M. Webster, III and Hubert E. Yarborough, III. In July 2003, Mr. Webster retired from our board and was replaced by Paul L. Brunswick. Mr. Brunswick has replaced Mr. Webster on our audit committee and has assumed the role of Chairman of our audit committee. Our board of directors has determined that Mr. Brunswick is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Brunswick is also “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a)

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% beneficial owners to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, we believe that during fiscal 2003 all filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with, except that Mr. Brunswick failed to timely file a Form 3 upon his appointment to the Board of Directors, Mr. Kelly failed to timely file a Form 4 covering one transaction, Mr. Tornberg failed to timely file a Form 4 covering one transaction, Mr. Murnane failed to timely file a Form 4 covering one transaction, Mr. Allumbaugh failed to timely file a Form 4 covering one transaction, Mr. Starrett failed to timely file a Form 4 covering one transaction, Mr . Yarborough failed to timely file a Form 4 covering one transaction and Mr. Webster failed to timely file a Form 4 covering one transaction.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. Upon request, we will provide a copy of our Code of Ethics to any person, without charge. All such requests should be sent to the attention of Corporate Secretary, The Pantry, Inc., 1801 Douglas Drive, Sanford, North Carolina 27330 (telephone – 919-774-6700).

Item 11.    Executive Compensation

The following table summarizes annual and long-term compensation we have paid or accrued for services rendered for the fiscal years indicated by our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 individually during the fiscal year ended September 25, 2003 (collectively, the “named executive officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)		Securities Underlying Options/SARs	All Other Compensation(2)
Peter J. Sodini	2003	$572,308	$400,000	$—	(3)	70,000	$6,000
President and Chief	2002	549,327	250,000	52,623	(4)	28,000	5,500
Executive Officer	2001	515,000	150,000	—	(3)	60,000	4,000

Joseph A. Krol	2003	234,885	130,000	—	(3)	50,000	5,910
Vice President,	2002	211,538	95,000	—	(3)	18,000	5,285
Operations	2001	205,000	60,000	—	(3)	30,000	4,135

Steven J. Ferreira	2003	228,692	130,000	—	(3)	50,000	4,887
Senior Vice President,	2002	207,308	85,000	44,070	(5)	23,000	4,827
Administration	2001	179,616	60,000	—	(3)	38,000	4,678

David M. Zaborski	2003	170,236	95,000	—	(3)	35,000	2,987
Vice President,	2002	162,115	60,000	—	(3)	14,000	2,750
Merchandise Marketing	2001	145,962	50,000	—	(3)	25,000	3,187

Gregory J. Tornberg	2003	131,200	75,000	—	(3)	30,000	1,762
Vice President,	2002	126,885	45,000	16,517	(6)	14,000	1,269
Gasoline Marketing	2001	106,877	40,000	—	(3)	14,000	1,513

(1)	Consists primarily of executive perquisites (medical, life, vehicle and tax services) and relocation reimbursements.

(footnotes continued on following page)

(2)	Consists of matching contributions to our Retirement Savings Plan.
(3)	Perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of salary and bonus compensation for the named executive officer.
(4)	Includes $35,570 for the personal use of a company automobile.
(5)	Includes reimbursement of $34,607 for relocation expenses.
(6)	Includes reimbursement of $7,776 in medical expenses and of $7,378 in relocation expenses.

Option Grants in Last Fiscal Year

The following table reflects stock options granted during the past fiscal year to the named executive officers pursuant to our 1999 Stock Option Plan (the “1999 Plan,” which along with our 1998 Stock Option Plan sometimes collectively referred to herein as the “stock option plans”). No stock appreciation rights were granted to the named executive officers during fiscal 2003. All options expire seven years from the date of grant or, if sooner, 90 days after termination of employment:

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price per Share	Expiration Date 11/13/2009	5%	10%
Peter J. Sodini	70,000	(3)	16.3%	$1.70	11/13/2009	$48,445	$112,889
Joseph A. Krol	50,000	(3)	11.6%	$1.70	11/13/2009	34,604	80,641
Steven J. Ferreira	50,000	(3)	11.6%	$1.70	11/13/2009	34,604	80,641
David M. Zaborski	35,000	(3)	8.1%	$1.70	11/13/2009	24,222	56,449
Gregory J. Tornberg	30,000	(3)	7.0%	$1.70	11/13/2009	20,762	48,385

(1)	Potential realizable value of grant is calculated assuming that the market price of the underlying security appreciates at annualized rates of 5% and 10%, respectively, over the respective term of the grant. The assumed annual rates of appreciation of 5% and 10% would result in the price of our common stock increasing to $2.39 and $3.31 per share, respectively for all grants, except for Mr. Kelly’s. For the grant made to Mr. Kelly, the assumed annual rates of appreciation of 5% and 10% would result in the price of our common stock increasing to $5.59 and $7.74 per share, respectively.
(2)	Options to purchase an aggregate of 430,000 shares were granted to employees during fiscal 2003.
(3)	Non-qualified stock options granted November 13, 2002. Shares subject to the options granted vest over three years, with 33.3% of such shares vesting on November 13 of each year beginning November 13, 2003.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

The following table sets forth information with respect to option exercises by the named executive officer for the fiscal year ended September 25, 2003 and held by them as of that date:

	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at September 25, 2003(#)		Value of Unexercised In-the-Money Options at September 25, 2003($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter J. Sodini	—	—	349,405	108,666	372,000	708,867
Joseph A. Krol	—	—	63,125	72,000	37,600	496,600
Steven J. Ferreira	—	—	45,000	78,000	47,973	514,787
David M. Zaborski	—	—	25,834	52,666	29,600	352,900
Gregory J. Tornberg	—	—	20,000	44,000	27,253	308,627

(1)	These values are based upon the difference between the exercise price and the closing price per share on September 25, 2003 of $10.32.

Compensation of Directors

Independent directors receive a $10,000 annual retainer. They also receive $2,500 for each board meeting they attend, $1,000 for each committee meeting they attend, and $1,000 for each committee meeting at which they act as chairperson. Currently, our independent directors who receive such payments are Messrs. Yarborough, Allumbaugh, Murnane and Brunswick. During fiscal 2003, Mr. Webster also received such payments. Our other directors do not receive any compensation for their service on our board of directors. All directors are reimbursed for their reasonable out-of-pocket expenses in connection with their attendance at meetings.

Employment Agreements and Severance Arrangements

See Item 13 – Certain Relationships and Related Transactions for a description of the terms and conditions of the employment agreements we have entered into with each of our four most highly compensated officers, which terms provide for certain severance payments upon a change of control of The Pantry.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee of our board of directors during fiscal 2003 were Messrs. Ralph and Rullman. Messrs. Ralph and Rullman are principals in Freeman Spogli, which is our largest stockholder and which has certain business relationships with The Pantry described under Item 13 – Certain Relationships and Related Transactions below.

Compensation Committee Report

The compensation committee of our board of directors develops, oversees and reviews the general compensation plans and policies of The Pantry and approves the individual compensation arrangements for our executive officers, including the named executive officers. The compensation committee also administers the stock option plans.

Our Executive Compensation Program

The compensation committee is committed to designing and implementing a program of executive compensation that will contribute to the achievement of our business objectives. We have an executive compensation program which we believe:

•	fulfills our business and operating needs, comports with our general human resource strategies and enhances shareholder value;

•	enables us to attract, motivate and retain the executive talent essential to the achievement of our short-term and long-term business objectives;

•	rewards executives for accomplishment of pre-defined business goals and objectives; and

•	provides rewards consistent with gains in stockholder wealth so that executives will be financially advantaged when stockholders are similarly financially advantaged.

In implementing our executive compensation program, we attempt to provide compensation opportunities that are generally comparable to those provided by similar companies in the convenience store, grocery and general retail industries. This “peer group” is not the same group used for the industry comparison in the performance graph found in the “Comparison of Cumulative Total Return” section below; rather, it reflects the industry groups with which we compete for personnel.

Elements of Executive Compensation

Our executive compensation program has four key components:

•	base salary;

•	annual performance awards;

•	long-term incentive awards; and

•	benefits.

These components combine fixed and variable elements to create a total compensation package that provides some income predictability while linking a significant portion of compensation to corporate, business unit and individual performance.

Base Salary

Base salary represents the fixed component of our executive compensation program. Base salaries are set within ranges, which are targeted around the competitive norm for similar executive positions in similar companies in the convenience store, grocery and general retail industries. Individual salaries may be above or below the competitive norm, depending on the executive’s experience and performance. We consider the following factors in approving adjustments to salary levels for our executive officers:

•	the relationship between current salary and appropriate internal and external salary comparisons;

•	the average size of salary increases being granted by competitors;

•	whether the responsibilities of the position have changed during the preceding year; and

•	the individual executive’s performance as reflected in the overall manner in which his assigned role is carried out.

Annual Performance Awards

Annual performance awards are granted pursuant to our executive compensation plan and are intended to serve two primary functions. First, annual incentives permit us to compensate officers directly if we achieve specific financial performance targets. Second, annual incentives also serve to reward executives for performance on those activities that are most directly under their control and for which they are held accountable.

At the beginning of each year, we set specific performance goals for The Pantry, each business unit and each individual executive. Performance awards are proportionately increased or decreased from the target to reflect performance levels that exceed or fall below expectations. For fiscal 2003, we determined the best criteria for measurement of our performance was cash flow and pre-tax earnings. Business unit and individual performance goals are based on each individual executive’s responsibilities and his respective contribution to our financial targets, including strategic initiatives, innovation, departmental effectiveness and personnel management.

The annual performance award is discretionary and the compensation committee has the authority to approve, reduce or entirely eliminate annual performance awards. Annual performance awards are cash-based and are paid at the end of each fiscal year. Generally, annual performance award amounts increase as financial measures increase above the levels originally set by the compensation committee.

Long-Term Incentive Awards

Long-term incentive awards are granted pursuant to the stock option plans and are intended to align the interests of executive officers and other key employees with those of our stockholders, reward executives for maximizing stockholder value and facilitate the retention of key employees.

The size of an individual’s stock option award is based primarily on individual performance and the individual’s responsibilities and position with The Pantry. These options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, therefore, the stock options have value only if our common stock price appreciates from the value on the date the options were granted. This feature is intended to focus executives on the enhancement of stockholder value over the long-term and to encourage equity ownership in The Pantry. These options vest and become exercisable in three equal, annual, installments beginning on the first anniversary of the date of grant. The stock option plans are discretionary plans; however, it has been the compensation committee’s practice generally to award options annually.

Benefits

Benefits offered to executives serve a different purpose than do the other elements of executive compensation. In general, they are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death and to provide a reasonable level of retirement income. Benefits offered to executives are largely those that are offered to the general employee population, with some variation primarily to promote tax efficiency.

Chief Executive Officer (“CEO”) Compensation

Mr. Peter J. Sodini’s compensation for the fiscal year ended September 25, 2003, was determined in accordance with the above plans and policies taking into account his employment agreement with The Pantry. During fiscal 2003, Mr. Sodini also earned $400,000 in annual performance awards.

Mr. Sodini’s employment agreement provides for his participation in an incentive bonus program (with a minimum payout of 25% upon the achievement of goals determined by the board of directors, and other perquisites). Mr. Sodini’s bonus arrangement is not tied to specific objectives. Principal factors considered by the board of directors are increases in earnings per share, EBITDA improvement, comparable sales growth, acquisition quality and future outlook.

Policy With Respect to $1 Million Deduction Limit

We have not awarded any compensation that is non-deductible under Section 162(m) of the Internal Revenue Code. That section imposes a $1 million limit on the U.S. corporate income tax deduction a publicly-held company may claim for compensation paid to the named executive officers unless certain requirements are satisfied. An exception to this limitation is available for “performance-based” compensation, as defined under Section 162(m). Compensation received as a result of the exercise of stock options may be considered performance-based compensation if certain requirements of Section 162(m) are satisfied. In the event that the compensation committee considers approving compensation in the future which would exceed the $1 million deductibility threshold, the compensation committee will consider what actions, if any, should be taken to make such compensation deductible.

Conclusion

The compensation committee believes that these executive compensation policies and programs effectively promote our interests and enhance stockholder value.

Submitted by The Pantry’s Compensation Committee

Jon D. Ralph

Charles P. Rullman

Comparison Of Cumulative Total Return

The following graph compares the cumulative total stockholder return on our common stock since June 9, 1999, the effective date of our initial public offering, through September 25, 2003, with the cumulative total return for the same period on the S&P SmallCap 600 Index, the Russell 2000 Index and a Company-Defined Peer Group. The graph assumes that at the beginning of the period indicated, $100 was invested in our common stock and the stock of the companies comprising the SmallCap 600 Index, the Russell 2000 Index and the Company-Defined Peer Group and that all dividends were reinvested. The Company-Defined Peer Group is composed of the common stock of the following issuers:

•	7-Eleven, Inc.;

•	Casey’s General Stores, Inc.;

•	Dairy Mart Convenience Stores, Inc. (includes both Series A and Series B common stock); and

•	Uni Marts, Inc.

The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Matters

The following table sets forth information, as of December 9, 2003, regarding shares of our common stock owned of record or known to us to be beneficially owned by:

•	each of our directors;

•	our Chief Executive Officer and each of our four other most highly compensated executive officers;

•	all those known by us to beneficially own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors as a group.

Except as otherwise indicated:

•	the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable; and

•	the address of each of the stockholders listed in this table is as follows: c/o The Pantry, Inc., P.O. Box 1410, 1801 Douglas Drive, Sanford, North Carolina 27330.

The percentages shown below have been calculated based on 19,743,615 total shares of common stock outstanding as of December 9, 2003.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Class
Freeman Spogli & Co.(2)
FS Equity Partners III, L.P.	8,759,164		44.4%
FS Equity Partners IV, L.P.	4,311,704		21.8%
FS Equity Partners International, L.P.	352,525		1.8%
Todd W. Halloran	—		—
Jon D. Ralph	—		—
Charles P. Rullman	—		—
Chilton Investment Company, Inc.(3)	2,691,415		13.6%
Peter J. Sodini(4)	470,158		2.3%
Peter M. Starrett(5)	72,185		*
Joseph A. Krol(6)	104,666		*
Steven J. Ferreira(7)	91,437		*
David M. Zaborski(8)	51,150		*
Hubert E. Yarborough, III(9)	20,500		*
Byron E. Allumbaugh	31,667		*
Thomas M. Murnane(10)	16,667		*
Paul L. Brunswick	—		*
Gregory J. Tornberg(11)	39,333		*
All directors and executive officers as a group (14 individuals)(12)	14,332,823	(13)	70.2%

*	Less than 1.0%.
(1)

Pursuant to the rules of the Securities and Exchange Commission, certain shares of our common stock which a person has the right to acquire within 60 days of the date shown above pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such

(footnotes continued on following page)

person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options.

(2)	Includes 1,607,855 shares issued pursuant to a cashless exercise on December 9, 2003, of the warrants held by Freeman Spogli. The business address of Freeman Spogli & Co., FS Equity Partners III, L.P. and FS Equity Partners IV, L.P. is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International, L.P. is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(3)	Based on an Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on August 29, 2003. The business address of Chilton Investment Company, Inc. is 1266 East Main Street, 7th Floor, Stanford, Connecticut, 06920.
(4)	Includes 402,071 shares of common stock subject to presently exercisable stock options.
(5)	Mr. Starrett’s business address is c/o Freeman Spogli, 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(6)	Includes 95,792 shares of common stock subject to presently exercisable stock options.
(7)	Includes 82,000 shares of common stock subject to presently exercisable stock options.
(8)	Includes 50,500 shares of common stock subject to presently exercisable stock options.
(9)	Includes 20,000 shares of common stock subject to presently exercisable stock options.
(10)	Includes 6,667 shares of common stock subject to presently exercisable stock options.
(11)	Includes 39,333 shares of common stock subject to presently exercisable stock options.
(12)	Includes 675,363 shares of common stock subject to presently exercisable stock options.
(13)	Includes 13,423,393 shares of common stock owned by Freeman Spogli, since Messrs. Halloran, Ralph and Rullman are affiliated with those entities.

Equity Compensation Plan Information

We maintain our stock option plans, pursuant to which we may grant equity awards to eligible persons. The following table sets forth aggregate information regarding our compensation plans in effect as of September 25, 2003.

	(a)	( b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuances Under Equity Compensation Plans (excluding Securities reflected in Column(a))
Equity compensation plans approved by security holders	1,305,892	$6.85	3,401,613
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,305,892	$6.85	3,401,613

See “Notes to Consolidated Financial Statements—Note 16—Stock Options and Other Equity Instruments” for descriptions of the 1998 Stock Option Plan and the 1999 Stock Option Plan. Please note that such descriptions are a summary of the material terms and provisions of the respective plans and are not intended to be complete. Such descriptions are qualified in their entirety by reference to the full text of each such plan, a copy of each of which has been filed with the SEC and is available at the SEC’s website http://www.sec.gov.

Item 13.    Certain Relationships and Related Transactions

Stock Subscription Plan

Our 1998 stock subscription plan permits our employees, including directors and executive officers, to purchase up to an aggregate of 158,100 shares of common stock at a purchase price equal to the fair market value on the date of purchase. The purchase price for all common stock purchased under our stock subscription plan was $11.27 per share and was paid in cash and/or the delivery to us of a secured promissory note payable to us or one of our subsidiaries. As of December 9, 2003, we have issued 134,436 shares of common stock, net of subsequent repurchases of 6,273 shares, to 37 employees under our stock subscription plan.

We have the right to repurchase shares purchased under this plan upon an employee’s termination of employment. This right terminates with respect to each share on the first anniversary of the purchase date for such share. In addition, Freeman Spogli has the right to require the sale of all shares purchased under the stock subscription plan in the event it sells all of its holdings of our common stock.

No shares were purchased by our Chief Executive Officer or any of our other four most highly compensated officers during the last fiscal year pursuant to the stock subscription plan, however, in connection with previous purchases of our common stock under our stock subscription plan, Mr. Sodini was indebted to us for $100,100 plus interest at a rate of 8.5% per annum. During fiscal 2003, this promissory note was repaid in full.

Stock Option Plans

We adopted the 1998 stock option plan in January 1998. The 1998 stock option plan provides for the grant of incentive stock options and nonqualified stock options, as appropriate, to our officers, employees, consultants and members of the board of directors. An aggregate of 1,275,000 shares of common stock has been reserved for issuance under the 1998 stock option plan as of December 9, 2003. Options to acquire 320,892 shares of common stock are outstanding under the 1998 stock option plan with exercise prices no less than the fair market value of our common stock on the date of grant. In January 2003, our board of directors terminated the 1998 stock option plan, but its provisions continue to govern options to purchase common stock which were outstanding as of the date of termination.

On June 3, 1999, we adopted a new 1999 stock option plan with provisions similar to the 1998 stock option plan, providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants. Up to 3,825,000 shares of our common stock initially were reserved for issuance under the 1999 stock option plan. In connection with the termination of the 1998 stock option plan in January 2003, our board of directors amended the 1999 stock option plan to increase the number of shares of common stock that may be used under the 1999 stock option plan by 882,505 shares, which was the number of shares that remained available for issuance under the 1998 stock option plan at that time. As amended, up to 4,707,505 shares of our common stock are reserved for issuance under the 1999 stock option plan. Options to acquire 1,161,670 shares of common stock are outstanding under the 1999 stock option plan as of December 9, 2003 with exercise prices no less than the fair market value of our common stock on the date of grant.

Each of the 1998 and 1999 stock option plans are administered by our board of directors or a committee of our board of directors. The exercise price of options granted under the 1999 stock option plan is no less than the fair market value of our common stock on the date of grant. Options granted under the 1999 stock option plan generally vest in equal annual installments over a three-year period, and may be exercised, in whole or in part, to the extent vested. Options granted under the 1999 stock option plan generally have terms of up to seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another.

Freeman Spogli has the right to require the sale of shares purchased under the 1998 stock option plan in the event it sells all of its holdings of our common stock. Similarly, under certain circumstances, a purchaser of shares under our stock subscription plan may be forced to sell all or part of the shares purchased under such plan if Freeman Spogli finds a third party buyer for all or part of the shares of common stock held by Freeman Spogli.

Registration Rights Agreements

We have entered into a registration rights agreement with Freeman Spogli and Mr. Sodini. The registration rights agreement obligates us:

•	on up to three occasions at the request of holders of at least 50% of the common stock held by the parties to the agreement, to register the resale of all common stock held by the requesting holders;

•	at any time to register the resale of shares of common stock having a value of more than $5 million at the request of any party; and

•	at any time, to allow any party to include shares in any registration of common stock by us.

In addition, we have entered into a separate registration rights agreement with Freeman Spogli granting demand and piggyback registration rights with respect to the common stock issuable upon exercise of the warrants to purchase shares of our common stock held by Freeman Spogli. The warrants were executed in full in a cashless exercise on December 9, 2003 for 1,607,855 shares of our common stock.

Employment and Severance Arrangements

We have entered into employment agreements with our Chief Executive Officer and each of our other executive officers that provide for certain severance payments upon a change of control of our company.

Peter J. Sodini.    We entered into an employment agreement with Mr. Sodini on October 1, 1997. The agreement was subsequently amended to provide that the term shall expire on September 30, 2006. The agreement provides for:

•	an annual base salary of $475,000 (subject to annual adjustment by the board of directors);

•	participation in any of our benefit programs; and

•	participation in an incentive bonus program that provides for a payout of a minimum of 25% upon the achievement of goals determined by the board of directors (this bonus arrangement is not tied to specific objectives – principal factors considered by the board of directors are increases in earnings per share, EBITDA improvement, comparable sales growth, acquisition quality and future outlook).

Pursuant to the terms of the agreement, if we terminate Mr. Sodini prior to a “change in control” with just cause, Mr. Sodini shall be entitled to his then effective compensation and benefits through the last day of his actual employment. If Mr. Sodini is terminated because of death or disability, we will pay to the estate of Mr. Sodini, in the case of his death, or to Mr. Sodini, in the case of his disability, one year’s pay less amounts paid under any disability plan.

If Mr. Sodini is terminated by us prior to a “change in control” without just cause, he will be entitled to amounts due him on the effective termination date, severance pay equal to his then current monthly salary for a period of 18 months and continued medical insurance coverage during the severance payment period (unless he is able to procure medical insurance coverage from a subsequent employer).

If Mr. Sodini’s employment is terminated without “cause” or for “good reason” following a “change in control”, then Mr. Sodini is entitled to salary continuation and benefits for 24 months.

For purposes of Mr. Sodini’s employment agreement, the terms below have the following meanings:

“Change in control” occurs if:

•	a change in control, of a nature that would be required to be disclosed in our proxy statement, occurs, whether or not we are required to so disclose it in our proxy statement;

•

any “person” (which could include two or more persons acting as a partnership, limited partnership, syndicate or other group), other than The Pantry, a trustee or other fiduciary holding securities under one of our employee benefit plans or a company owned by our stockholders becomes the “beneficial owner” (as defined under the federal securities laws) of securities representing more than 50% of our combined voting power;

•	any person, other than our existing stockholders, becomes the beneficial owner of more than 50% of our outstanding voting securities;

•	we consummate certain mergers or consolidations; or

•	we are liquidated or we sell or dispose of all or substantially all of our assets.

“Good reason” includes:

•	a reduction in Mr. Sodini’s annual base salary;

•	an adverse alteration in the nature of his position or responsibilities;

•	moving Mr. Sodini’s employment base more than 25 miles from its current location; or

•	a good faith determination by Mr. Sodini that as a result of the change in control, he is not able to discharge his duties effectively.

“Just cause” includes:

•	a willful and continued failure to perform;

•	engaging in conduct that injures us;

•	being convicted of a felony or any crime of moral turpitude; and

•	gross negligence or willful misconduct in the performance of his duties.

Mr. Sodini’s agreement contains covenants prohibiting Mr. Sodini, through the period ending on the later of 18 months after termination or such time as he no longer receives severance benefits from us, from competing with us or soliciting our employees for employment.

Other Executive Officers.    We have also entered into employment agreements with each of Messrs. Ferreira, Kelly, Krol, Zaborski and Tornberg. The agreements are for one year terms, ending on April 30, 2004, but renew for successive one-year terms unless either party gives the other notice of non-renewal or the agreement is otherwise terminated. If any of the above listed executive officers is terminated without “cause” prior to a “change in control,” he would receive salary continuation for 12 months or until such time as he engages in other employment, after which he would receive the difference, if any, between his previous salary with us and his new salary.

If the executive officer’s employment is terminated without cause or for “good reason” following a “change in control”, he would receive salary continuation and health insurance for a period of 24 months from the termination date or until such time he engages in other employment, after which he would receive the difference, if any, between his previous salary with us and his new salary.

For purposes of our employment agreements with each of the above named officers, the terms below have the following meanings:

A “change in control” occurs if:

•

any “person” (which could include two or more persons acting as a partnership, limited partnership, syndicate or other group), other than The Pantry, a trustee or other fiduciary holding securities under one of our employee benefit plans or a company owned by our stockholders becomes the “beneficial owner” (as defined under the federal securities laws) of securities representing more than 50% of our outstanding voting power;

•	any person, other than our existing stockholders, becomes the beneficial owner of more than 50% of our outstanding voting securities;

•	we consummate certain mergers or consolidations; or

•	we are liquidated or we sell or dispose of all or substantially all of our assets.

“Good reason” includes:

•	a reduction in annual base salary;

•	an adverse alteration in the nature of the executive officer’s position or responsibility;

•	moving the executive officer more than 50 miles from his current location;

•	the failure to pay the executive officer any portion of his current compensation or compensation under any deferred compensation program within seven days of the due date; or

•	the failure to provide the executive officer with benefits substantially similar to those enjoyed by him under any of our plans that he was participating in at the time of a change in control.

“Cause” means:

•	willful and continued failure to perform his duties;

•	insubordination;

•	conduct demonstrably and materially injurious to us; or

•	conviction of or entry of plea of guilty or nolo contendre to any crime involving moral turpitude or any felony.

Each agreement with the above-named officers contains a covenant prohibiting such officer through the period ending on the later of 12 months after termination or such time as he no longer receives severance benefits from us, from competing with us or soliciting our employees for employment.

Item 14.     Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K.

(i)	Consolidated Financial Statements—See index on page 41.

(ii)	Financial Statement Schedule—See index on page 41.

(iii)	Exhibits:

Exhibit No.		Description of Document
2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4		Registration Rights Agreement dated December 30, 1996, by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

Exhibit No.		Description of Document
10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35		Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(2)	1999 Stock Option Plan.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

Exhibit No.		Description of Document
10.43	(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44		Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45	(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1		Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1		Subsidiaries of The Pantry.

23.1		Consent of Deloitte & Touche, LLP.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.

(b)    Reports on Form 8-K.

(i)    On July 31, 2003, we filed a Current Report on Form 8-K containing a press release reporting final financial results for the quarter ended June 26, 2003, which included selected financial data for the quarter ended June 27, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

(ii)   On August 26, 2003, we filed a Current Report on Form 8-K announcing that we had signed a definitive agreement to acquire from Ahold, U.S.A. the operating assets of 138 convenience stores, 90 in Tennessee and 48 in northwest Georgia, operating under the Golden Gallon name (the “Golden Gallon Acquisition”).

(c)    See (a)(iii) above.

(d)    See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI

Peter J. Sodini President and Chief Executive Officer

Date: December 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2003

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	December 9, 2003

/s/ TODD W. HALLORAN Todd W. Halloran	Director	December 9, 2003

/s/ JON D. RALPH Jon D. Ralph	Director	December 9, 2003

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	December 9, 2003

/s/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	December 9, 2003

/s/ PETER M. STARRETT Peter M. Starrett	Director	December 9, 2003

/s/ PAUL L. BRUNSWICK Paul M. Brunswick	Director	December 9, 2003

/s/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	December 9, 2003

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	December 9, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at end of period
Year ended September 25, 2003
Allowance for doubtful accounts	$159	$544	$(38)	$665
Reserve for environmental issues	13,285	1,448	(910)	13,823
Reserve for closed stores	2,629	2,469	(1,897)	3,201

	$16,073	$4,461	$(2,845)	$17,689

Year ended September 26, 2002
Allowance for doubtful accounts	$146	$496	$(483)	$159
Reserve for environmental issues	12,207	1,969	(891)	13,285
Reserve for closed stores	2,470	2,073	(1,914)	2,629

	$14,823	$4,538	$(3,288)	$16,073

Year ended September 27, 2001
Allowance for doubtful accounts	$1,205	$240	$(1,299)	$146
Reserve for environmental issues	14,066	2,224	(4,083)	12,207
Reserve for closed stores	6,690	1,919	(6,139)	2,470

	$21,961	$4,383	$(11,521)	$14,823

S-1

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4		Registration Rights Agreement dated December 30, 1996 by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

Exhibit No.		Description of Document

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35		Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(2)	1999 Stock Option Plan.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43	(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44		Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45	(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1		Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1		Subsidiaries of The Pantry.

Exhibit No.	Description of Document

23.1	Consent of Deloitte & Touche, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.