Form 10-K/A
period 2003-09-25
PANTRY INC
filed 2004-01-07
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2003 was $27,376,994.

As of December 9, 2003, there were issued and outstanding 19,743,615 shares of the registrant’s common stock.

The undersigned registrant hereby amends Item 1 and Item 2 of Part I, Item 5, Item 6 and Item 7 of Part II, Item 12 and Item 13 of Part III and Item 15 of Part IV of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 9, 2003 for the fiscal year ended September 25, 2003, as set forth below.

THE PANTRY, INC.

i

PART I

Item 1.     Business

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of December 1, 2003, we operated 1,392 stores in ten states under several banners including The Pantry®, Kangaroo Express™, Golden Gallon®, and Lil’ Champ Food Store®. On October 16, 2003, we acquired 138 stores operating under the Golden Gallon® banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers.

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

Merchandise Operations.    In fiscal 2003, our merchandise sales were 36.3% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise sales (in millions)	$731.7	$907.6	$968.6	$998.6	$1,008.9
Average merchandise sales per store (in thousands)	$666.4	$713.8	$731.0	$765.2	$791.3
Comparable store merchandise sales increase	9.6%	7.5%	(0.2)%	3.4%	2.1%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	33.1%	33.3%	33.4%	33.0%	33.6%

The increase in average merchandise sales per store in fiscal 2003 is primarily due to the fiscal 2003 comparable store merchandise sales increase of 2.1% and the closure of 35 underperforming stores.

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

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations, we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of the 1,365 stores that sold gasoline as of December 1, 2003, 976 (including locations operated by third parties selling under these brands) or 71.5% were branded under the Amoco®, BP®, Chevron®, Citgo®, Shell®, Mobil®, Exxon® or Texaco® brand names. In conjunction with our acquisition of Golden Gallon®, we added 137 gas selling locations, of which 113 sell gas under national brands. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. The initial terms of these supply agreements range from three to ten years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the balance of our gasoline from a variety of independent fuel distributors. There are approximately 30 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every five days.

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

In fiscal 2003, our gasoline revenues were 62.7% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Gasoline sales (in millions)	$923.8	$1,497.7	$1,652.7	$1,470.7	$1,740.7
Gasoline gallons sold (in millions)	855.7	1,062.4	1,142.4	1,171.9	1,170.3
Average gallons sold per store (in thousands)	834.8	872.5	890.4	924.2	940.7
Comparable store gallon growth	5.9%	(2.4)%	(3.8)%	1.5%	0.7%
Average retail price per gallon	$1.08	$1.41	$1.45	$1.25	$1.49
Average gross profit per gallon	$0.123	$0.132	$0.125	$0.104	$0.124
Locations selling gasoline	1,152	1,267	1,286	1,253	1,232
Company-operated branded locations	852	997	997	950	863
Company-operated private brand locations	280	253	277	291	357
Third-party locations (branded & private branded)	21	17	12	12	12
Locations with pay-at-pump credit card readers	682	945	1,009	1,008	1,005
Locations with multi-product dispensers	945	1,085	1,129	1,119	1,100

The increase in average gallons sold per store in fiscal 2003 is primarily due to the 0.7% increase in comparable store gallon growth, the closure of 35 under performing stores and our continued efforts to re-brand or re-image our gasoline facilities. In fiscal 2003, the gasoline markets were volatile with domestic crude oil hitting a low in November 2002 of approximately $25 per barrel and highs in March 2003 of approximately $38 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We make no assurances that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

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

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Commission revenue (in millions)	$23.4	$25.9	$21.7	$24.7	$26.8
Average commission income per store (in thousands)	$21.3	$20.4	$16.4	$18.9	$21.0
Commission revenue by category (as a percentage of total commission revenue):
Lottery ticket sales	26.9%	29.1%	32.0%	37.2%	45.8%
Money orders	13.6	12.6	15.5	14.0	13.1
Car washes	8.0	10.1	14.5	11.6	8.6
ATMs	—	2.5	7.0	8.8	7.4
Public telephones	12.3	11.1	11.0	8.5	6.4
Amusement and video gaming	28.9	18.6	6.6	5.2	3.9
Other	10.3	16.0	13.4	14.7	14.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

	Number of Stores as of Fiscal Year End					Number of Stores at December 1, 2003	Percentage of Total Stores at December 1, 2003
State	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Florida	533	517	505	494	477	474	34.1%
North Carolina	336	343	341	331	328	328	23.6
South Carolina	232	251	254	248	240	240	17.2
Georgia	12	57	57	56	56	104	7.5
Tennessee	19	15	14	14	14	104	7.5
Mississippi	—	37	56	54	53	53	3.8
Kentucky	45	45	42	39	38	38	2.7
Virginia	18	30	31	30	30	30	2.2
Indiana	20	18	16	15	14	13	0.9
Louisiana	—	—	8	8	8	8	0.6

Total	1,215	1,313	1,324	1,289	1,258	1,392	100%

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

	Fiscal Year Ending					Between September 25, 2003 and December 1, 2003
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Number of stores at beginning of period	954	1,215	1,313	1,324	1,289	1,258
Acquired or opened	300	145	47	3	4	139
Closed or sold	(39)	(47)	(36)	(38)	(35)	(5)

Number of stores at end of period	1,215	1,313	1,324	1,289	1,258	1,392

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

Environmental Reserves.    Environmental reserves of $13.8 million and $13.3 million as of September 25, 2003 and September 26, 2002, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 236 and 240 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $12.5 million of our environmental obligations will be funded by state trust funds and third party insurance. Our environmental reserve, dated as of September 25, 2003, does not include the 31 Golden Gallon® sites that were known to be contaminated at the time of our October 2003 acquisition of Golden Gallon®. State trust funds, insurers or other third parties are responsible for the costs of remediation at all 31 Golden Gallon® sites. Also, as of September 25, 2003 and September 26, 2002, there were an additional 487 and 470 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make such payments. This could materially adversely affect our financial condition, results of operations and cash flows. Reimbursements from state trust funds will be dependent upon the continued maintenance and continued solvency of the various funds.

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

Item 2.     Properties

As of December 1, 2003, we own the real property at 373 of our stores and lease the real property at 1,019 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2003 was $56.3 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Number of Stores
2003-2005	27
2006-2010	93
2011-2015	101
2016-2020	71
2021-2025	119
2026-2030	92
2031-2035	267
2036 and thereafter	249

Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal, if any, penalty to us.

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

(b) Holders—As of December 9, 2003, there were approximately 45 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Statement of Operations Data:
Revenues:
Merchandise revenue	$731.7	$907.6	$968.6	$998.6	$1,008.9
Gasoline revenue	923.8	1,497.7	1,652.7	1,470.8	1,740.7
Commission income	23.4	25.9	21.7	24.7	26.8

Total revenues	1,678.9	2,431.2	2,643.0	2,494.1	2,776.4
Gross profit:
Merchandise gross profit	242.4	302.5	323.6	329.2	338.7
Gasoline gross profit	105.0	139.9	142.3	121.5	145.3
Commission income(a)	23.4	25.9	21.7	24.7	26.8

Total gross profit	370.8	468.3	487.6	475.4	510.8

Operating, general and administrative expenses	268.8 (b)	337.1	364.1	367.3	385.6	(b)
Restructuring and other charges	—	—	4.8 (c)	—	—
Depreciation and amortization(d)	42.8	56.1	63.5	54.3	54.4	(e)
Income from operations	59.3	75.2	55.2	53.9	70.8
Interest expense	41.3	52.3	58.7	51.6	49.3
Income (loss) before cumulative effect adjustment	10.4	14.0	(2.7)	1.8	15.0
Cumulative effect adjustment, net of tax	—	—	—	—	(3.5	)(f)

Net income (loss)	10.4	14.0	(2.7)	1.8	11.5
Net income (loss) applicable to common shareholders(g)	$6.2	$14.0	$(2.7)	$1.8	$11.5
Earnings (loss) per share before cumulative effect adjustment:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.83
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.82
Earnings (loss) per share:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.64
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.63
Weighted-average shares outstanding:
Basic	13,768	18,111	18,113	18,108	18,108
Diluted	15,076	18,932	18,113	18,109	18,370
Dividends paid on common stock	—	—	—	—	—
Other Financial Data:
EBITDA(h)	$108.8	$133.2	$120.5	$108.8	$128.0
Cash provided by (used in):
Operating activities	$68.6	$88.2	$76.7	$54.0	$68.3
Investing activities(i)	(228.9)	(148.7)	(93.9)	(20.3)	(22.4)
Financing activities	157.1 (j)	82.7	14.5	(42.0)	(15.2)
Gross capital expenditures(k)	47.4	56.4	43.6	26.5	25.5
Capital expenditures, net(l)	30.1	32.1	31.6	18.8	18.9
Store Operating Data:
Number of stores (end of period)	1,215	1,313	1,324	1,289	1,258
Average sales per store:
Merchandise revenue (in thousands)	$666.4	$713.8	$731.0	$765.2	$791.3
Gasoline gallons (in thousands)	834.8	872.5	890.4	924.2	940.7
Comparable store sales(m):
Merchandise	9.6%	7.5%	(0.2)%	3.4%	2.1%
Gasoline gallons	5.9%	(2.4)%	(3.8)%	1.5%	0.7%
Operating Data:
Merchandise gross margin	33.1%	33.3%	33.4%	33.0%	33.6%
Gasoline gallons sold (in millions)	855.7	1,062.4	1,142.4	1,171.9	1,170.3
Average retail gasoline price per gallon	$1.08	$1.41	$1.45	$1.25	$1.49
Average gasoline gross profit per gallon	$0.123	$0.132	$0.125	$0.104	$0.124
Balance Sheet Data (end of period):
Cash and cash equivalents	$31.2	$53.4	$50.6	$42.2	$72.9
Working capital (deficiency)	(20.4)	(4.9)	(29.8)	(43.4)	17.5
Total assets	793.7	930.9	945.4	909.7	914.2
Total debt and capital lease obligations	455.6	541.4	559.6	521.1	514.7
Shareholders’ equity	104.2 (j)	118.0	111.1	115.2	128.7

(footnotes on following page)

(a)	We consider commission income to represent our commission gross profit, since unlike merchandise revenue and gasoline revenue there are no associated costs related to commission income received.
(b)	On January 28, 1999, we recognized an extraordinary loss of approximately $5.9 million in connection with the repurchase of the senior notes. This loss was previously classified as an extraordinary loss. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we have reclassified this loss to operating, general and administrative expenses.

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

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from the Golden Gallon® acquisition, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” beginning on page 33. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of January 6, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

This discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing elsewhere in this report.

Introduction

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,392 stores in ten states as of December 1, 2003. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

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

During fiscal 2003, we closed 35 underperforming locations. Historically, the stores we close are underperforming in terms of volume and profitability, and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

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

	Fiscal Year Ended
	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise margin	33.4%	33.0%	33.6%
Gasoline gallons	1,142.4	1,171.9	1,170.3
Gasoline margin per gallon	$0.1246	$0.1037	$0.1241
Gasoline retail per gallon	$1.45	$1.25	$1.49

Comparable store data:
Merchandise sales %	(0.2)%	3.4%	2.1%
Gasoline gallons %	(3.8)%	1.5%	0.7%

Number of stores:
End of period	1,324	1,289	1,258
Weighted-average store count	1,325	1,305	1,275

Fiscal 2003 Compared to Fiscal 2002

Total Revenue.    Total revenue for fiscal 2003 was $2.8 billion compared to $2.5 billion for fiscal 2002, an increase of $282.3 million or 11.3%. The increase in total revenue is primarily due to a 19.2% increase in our average retail price of gasoline gallons sold, comparable store increases in merchandise sales of $20.3 million and in gasoline gallons of 7.6 million and higher commission income of $2.1 million. The impact of these factors was partially offset by lost volume from 35 closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2003 was $1.0 billion compared to $998.6 million for fiscal 2002, an increase of $10.3 million or 1.0%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 2.1% partially offset by lost volume from closed stores of approximately $12.5 million. This comparable store sales increase has been achieved despite significant retail price deflation in the cigarette category. With respect to the cigarette category, while the volume of cartons sold per store increased, the negative impact of cigarette retail price deflation was approximately 1.8% on merchandise sales. This deflation of cigarette retail prices during the period did not impact our gross dollar margin on the sale of cigarettes. Sales of tobacco products comprised approximately one-third of our merchandise sales during fiscal 2003.

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

In fiscal 2003, gasoline gallon volume was 1.2 billion gallons, a decrease of 1.7 million gallons or 0.1% from fiscal 2002. The decrease in gasoline gallons was primarily due to lost volume from 34 closed stores of 14.2 million gallons, partially offset by the comparable store gallon volume increase of 0.7%. We believe that the fiscal 2003 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

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

Merchandise Revenue.    Total merchandise revenue for fiscal 2002 was $998.6 million compared to $968.6 million for fiscal 2001, an increase of $30.0 million or 3.1%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 3.4% and the effect of a full year of merchandise revenue from our fiscal 2001 acquisitions. The impact of these factors was partially offset by lost volume from closed stores of $15.5 million. The comparable store volume increases were primarily due to our efforts to enhance and reposition our merchandise offerings, to increase promotional activity and to more aggressively price key categories in an effort to drive customer traffic.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2002 was $1.5 billion compared to $1.7 billion for fiscal 2001, a decrease of $182.0 million or 11.0%. The decrease in gasoline revenue is primarily due to lower average gasoline retail prices and lost volume from closed stores of 11.9 million gallons. In fiscal 2002, our average retail price of gasoline was $1.25 per gallon, which represents a 20.0 cent per gallon or 13.8% decrease in average retail price from fiscal 2001. The impact of the decline in average retail price and fewer retail locations was partially offset by gasoline gallon comparable store volume increases of 1.5%.

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

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2002 were $367.3 million compared to $364.1 million for fiscal 2001, an increase of $3.2 million or 0.9%. The increase in operating expenses is primarily due to increases in lease expense of $1.9 million and insurance expense of $3.4 million as well as larger losses on asset disposals and closed store activity of approximately $1.5 million. The increases associated with these factors were partially offset by savings associated with our restructuring initiatives.

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

Interest Expense.    Interest expense in fiscal 2002 was $51.6 million compared to $58.7 million for fiscal 2001, a decrease of $7.1 million or 12.1%. In fiscal 2002, interest expense was primarily related to interest costs of $20.5 million on our senior subordinated notes and, $19.1 million on our senior credit facility, $8.8 million in settlements on our interest rate swaps, $2.2 million in capital lease interest and $926 thousand in fair value adjustments associated with our non-qualifying derivative instruments. The decrease in interest expense is primarily attributable to a general decline in interest rates, the decrease in our weighted average outstanding borrowings and the change in fair market value of our non-qualifying interest rate derivatives, partially offset by an increase in our interest rate swap settlements of $7.0 million.

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

In fiscal 2003, we had proceeds of $9.4 million including asset dispositions ($6.3 million), vendor reimbursements ($0.9 million) and sale-leaseback transactions ($2.3 million). As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2003 were $18.9 million. We anticipate that net capital expenditures for fiscal 2004 will be approximately $40.0 million.

Cash Flows from Financing Activities.    For fiscal 2003, net cash used in financing activities was $15.2 million. The net cash used was primarily the result of scheduled principal payments totaling $23.2 million and financing costs associated with the refinancing of our senior credit facility totaling $7.3 million. This decline was partially offset by new borrowings of $16.0 million under our senior credit facility. At September 25, 2003, our long-term debt consisted primarily of $297.5 million in loans under our senior credit facility and $200.0 million of our 10¼% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility (with the right, at our election through April 14, 2005, to increase the revolving credit facility by up to an additional $18.0 million, subject to participation by the existing lenders or new lenders we invite to participate), each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previous senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement. As of September 25, 2003, our outstanding term loan balance, net of unamortized original issue discount, was $297.5 million.

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

Our senior credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things and subject to various exceptions:

•	incur additional indebtedness or issue letters of credit;

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase subordinated debt;

•	incur liens;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales or sale-leaseback transactions; and

•	engage in transactions with affiliates.

Our senior credit facility also contains financial ratios and tests that must be met with respect to maximum pro forma leverage ratios, minimum fixed charge coverage ratios, minimum pro forma EBITDA and maximum capital expenditures. As of December 1, 2003, we have satisfied all financial ratios and tests under our senior credit facility. The senior credit facility requires us to:

•	comply with maximum consolidated pro forma leverage ratios on a sliding scale ranging from a high of 5.00 to 1.00 to a low of 3.75 to 1.00 over quarterly periods between April 14, 2003 and March 31, 2006 and thereafter;

•	maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 on a quarterly basis;

•	maintain minimum consolidated pro forma EBITDA for the trailing four quarters, of $115 million (quarters through March 25, 2004), $120 million (quarters through December 30, 2004) and $125 million (thereafter); and

•	limit consolidated capital expenditures in fiscal 2004 to $48.0 million and for fiscal years after 2004 to $44.0 million (plus unspent amounts that are permitted to be carried forward from prior fiscal years up to a limit of 25% of the previous year’s dollar limit).

The senior credit facility limits us to paying aggregate consideration of $20,000,000 for any acquisition and requires that we remain in pro forma compliance with all of the financial ratios contained in the credit facility after giving effect to the acquisition. In addition, the senior credit agreement includes customary events of default, including payment defaults on more than $5.0 million of debt, judgments exceeding $5.0 million, and upon a change of control. Under the credit agreement, a change of control occurs if among other things (a) any person other than a permitted holder (our current largest stockholder) holds more than 30% of the voting power of our common stock unless the permitted holder owns a greater percentage than such person or (b) permitted holders hold less than 35% of our common stock or (c) a change of control as defined by the indenture governing the senior subordinated notes occurs.

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

The first lien term loans amortize on a quarterly basis with balloon payments at maturity. In addition, we are required to prepay the loans under the credit facility with (a) the net cash proceeds of most debt issuances, (b) 50% of the net cash proceeds received by us from any issuance of capital stock, (c) the net cash proceeds of asset sales (unless the proceeds are reinvested in the business) and (d) 50% of excess cash flow as defined in the credit facility (beginning with the fiscal quarter ending December 30, 2004).

Senior Subordinated Notes.    We have outstanding $200.0 million of 10 1/4% senior subordinated notes due October 15, 2007. Interest on the senior subordinated notes is due on October 15 and April 15 of each year. Our senior subordinated notes contain covenants that, among other things and subject to various exceptions, restrict our ability and any restricted subsidiary’s ability to:

•	pay dividends, make distributions or repurchase stock, except, (a) assuming the ratio of our pro forma EBITDA to fixed charges is at least 2 to 1, in amounts not in excess of the sum of 50% of our net income and 100% of the net proceeds of equity issuances or issuances of convertible debt which has been converted and (b) in amounts not in excess of $5.0 million;

•	issue stock of subsidiaries;

•	make investments in non-affiliated entities;

•	incur liens to secure debt which is equal to or subordinate in right of payment to the senior subordinated notes, unless the notes are secured on an equal and ratable basis (or senior basis) with the obligations so secured;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions; or

•	engage in mergers or consolidations.

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

The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing the senior subordinated notes, a change of control is deemed to occur if among other things (a) any person, other than a permitted holder (our current largest stockholder), becomes the beneficial owner of 50% or more of our common stock or (b) any person becomes the owner of more than 33% of our common stock and the permitted holders own a lesser percentage of our company than such other person and do not have the right or ability to elect a majority of the board. The senior subordinated notes may be redeemed, in whole or in part, at a redemption price that is currently 103.417% and decreases to 101.708% after October 15, 2004 and 100.0% after October 15, 2005.

The senior subordinated notes contain standard events of default, including acceleration of other debt aggregating $10.0 million, default in the payment at final maturity of other debt aggregating $10.0 million, and the imposition of final judgments in excess of $10.0 million.

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of September 25, 2003:

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
	(Dollars in thousands)
Long-term debt(1)	$27,558	$16,029	$25,260	$232,751	$200,000	$—	$501,598
Capital lease obligations	3,597	3,271	3,050	2,994	2,740	22,659	38,311
Operating leases(2)	54,599	51,990	48,885	46,947	44,964	312,465	559,850

Total contractual obligations	$85,754	$71,290	$77,195	$282,692	$247,704	$335,124	$1,099,759

(1)	On October 16, 2003, we increased our borrowings under our senior credit facility by $80.0 million. The annual principal obligations on the increased borrowings are $7.9 million in fiscal 2004, $5.0 million in fiscal 2005, $8.0 million in fiscal 2006 and $59.1 million in fiscal 2007.

(2)	On October 16, 2003, we financed the acquisition of 114 Golden Gallon® stores pursuant to a $94.5 million sale-leaseback transaction. The incremental annual rental expense on the related lease is $9.06 million in fiscal 2004, $9.45 million in each of fiscal 2005-2008 and an aggregate of $142.14 million from 2009 through 2023.

Letter of Credit Commitments.    The following table shows the expiration dates of our standby letters of credit issued under our senior credit facility as of September 25, 2003:

	Fiscal 2004	Fiscal 2005	Total
	(Dollars in thousands)
Standby letters of credit	$24,883	$5,083	$29,966

Environmental Considerations.    Environmental reserves of $13.8 million and $13.3 million as of September 25, 2003 and September 26, 2002, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 236 and 240 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $12.5 million of our environmental obligations will be funded by state trust funds and third party insurance. Our environmental reserve, dated as of September 25, 2003, does not include the 31 Golden Gallon® sites that were known to be contaminated at the time of our October 2003 acquisition of Golden Gallon®. State trust funds, insurers or other third parties are responsible for the costs of remediation at all 31 Golden Gallon® sites. Also, as of September 25, 2003 and September 26, 2002 there were an additional 487 and 470 sites, respectively, that are known to be contaminated and that are being remediated by third parties and therefore, the costs to remediate such sites are not included in our environmental reserve.

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

During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years.  After a conversion of approximately 760 locations over the next 18 months we expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida, will remain branded and supplied by Chevron® or Exxon®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars.

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

	Fiscal 2001							Fiscal 2002				Fiscal 2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Total Revenue	$634,243		$635,703		$707,957		$665,141	$577,373	$560,845	$681,308	$674,538	$650,977		$673,444		$711,455	$740,485
Merchandise revenue	228,470		229,740		256,254		254,150	237,238	232,477	265,074	263,832	242,340		234,900		263,890	267,772
Gasoline revenue	400,207		400,375		446,508		405,635	334,313	322,015	409,693	404,711	401,933		431,719		441,093	465,917
Commission income	5,566		5,588		5,195		5,356	5,822	6,353	6,541	5,995	6,704		6,825		6,472	6,796
Gross Profit	118,945		116,260		128,796		123,642	115,479	108,100	127,025	124,798	125,991		113,129		135,017	136,667
Merchandise gross profit	77,562		78,857		84,696		82,487	77,313	76,355	87,061	88,413	79,773		77,495		88,502	92,953
Gasoline gross profit	35,817		31,815		38,905		35,799	32,344	25,392	33,423	30,390	39,514		28,809		40,043	36,918
Commission income	5,566		5,588		5,195		5,356	5,822	6,353	6,541	5,995	6,704		6,825		6,472	6,796
Income from operations	16,397		5,955		20,111		12,730	13,111	4,626	20,503	15,612	20,343		7,708		21,870	20,910
Income (loss) before cumulative effect	1,907		(4,889)		3,616		(3,290)	475	(4,138)	4,064	1,403	4,920		(2,353)		6,085	6,334
Income from operations as a percentage of full year	29.7%		10.8%		36.4%		23.1%	24.3%	8.6%	38.1%	29.0%	28.7%		10.9%		31.9%	29.5%
Comparable store merchandise sales increase (decrease)	1.5%		(1.6	) %	(0.6	) %	0.3%	1.4%	1.9%	4.7%	4.9%	3.3%		2.5%		0.5%	2.4%
Comparable store sales gasoline gallons increase (decrease)	(6.1	) %	(4.7	) %	(3.8	) %	0.8%	0.8%	0.2%	4.4%	0.7%	(0.7	) %	(0.2	) %	0.6%	3.1%
Merchandise gross margin as a percentage of total revenue	12.23%		12.40%		11.96%		12.40%	13.39%	13.61%	12.78%	13.11%	12.25%		11.51%		12.44%	12.55%
Gasoline gross profit per gallon	0.132		0.114		0.134		0.119	0.112	0.090	0.111	0.101	0.139		0.104		0.133	0.120

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

Volatility of Wholesale Petroleum Costs Could Impact Our Operating Results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 61.5% of total revenues and our gasoline gross profit accounted for approximately 27.8% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline for our private brand locations and our wholesale purchase costs could be adversely impacted in the event of a shortage as our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale Cost Increases of Tobacco Products Could Impact Our Merchandise Gross Profit.

Sales of tobacco products have averaged approximately 12.8% of our total revenue over the past three fiscal years. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

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

Inability to Identify, Acquire and Integrate New Stores Could Adversely Affect Our Ability to Grow Our Business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through October 2003, we acquired 1,303 convenience stores in 21 major and numerous smaller transactions. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy.

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

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.

We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We have to use a portion of our cash flow from operations for debt service, rather than for investing in our operations or to implement our growth strategy. As of September 25, 2003, on a pro forma basis giving effect to the Golden Gallon® acquisition, we had consolidated debt including capital lease obligations of approximately $594.7 million and shareholders’ equity of approximately $128.7 million. As of September 25, 2003, on a pro forma basis giving effect to the Golden Gallon® acquisition, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $23.6 million.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our senior credit facility and the indenture governing our senior subordinated notes contain numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, minimum EBITDA and leverage tests. Our senior credit facility and indenture permit us and our subsidiaries to incur or guarantee additional debt, subject to various limitations.

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

We May Not Achieve the Full Expected Cost Savings and Other Benefits of Our Acquisition of Golden Gallon®

We expect to achieve $8-$10 million of cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved at our stores at the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and from the other information contained in this prospectus.

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

The Interests of Our Largest Stockholder May Conflict with Our Interests and the Interests of Our Other Stockholders.

As of December 9, 2003, Freeman Spogli owned 13,423,393 shares of our common stock. Freeman Spogli’s beneficial ownership of our common stock is approximately 67.9%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with the interests of our other stockholders. In the past from time to time we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 33 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Matters

The following table sets forth information, as of December 9, 2003, regarding shares of our common stock owned of record or known to us to be beneficially owned by:

•	each of our directors;

•	our Chief Executive Officer and each of our four other most highly compensated executive officers;

•	all those known by us to beneficially own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors as a group.

Except as otherwise indicated:

•	the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable; and

•	the address of each of the stockholders listed in this table is as follows: c/o The Pantry, Inc., P.O. Box 1410, 1801 Douglas Drive, Sanford, North Carolina 27330.

The percentages shown below have been calculated based on 19,743,615 total shares of common stock outstanding as of December 9, 2003.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percentage of Class
Freeman Spogli & Co.(2)
FS Equity Partners III, L.P.	8,759,164		44.4%
FS Equity Partners IV, L.P.	4,311,704		21.8%
FS Equity Partners International, L.P.	352,525		1.8%
Todd W. Halloran	—		—
Jon D. Ralph	—		—
Charles P. Rullman	—		—
Chilton Investment Company, Inc.(3)	2,691,415		13.6%
Peter J. Sodini(4)	470,158		2.3%
Peter M. Starrett(5)	72,185		*
Joseph A. Krol(6)	104,666		*
Steven J. Ferreira(7)	91,437		*
David M. Zaborski(8)	51,150		*
Hubert E. Yarborough, III(9)	20,500		*
Byron E. Allumbaugh	31,667		*
Thomas M. Murnane(10)	16,667		*
Paul L. Brunswick	—		*
Gregory J. Tornberg(11)	39,333		*
All directors and executive officers as a group (14 individuals)(12)	14,332,823	(13)	70.1%

*	Less than 1.0%.
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

(2)	Includes 1,607,855 shares issued pursuant to a cashless exercise on December 9, 2003, of the warrants held by Freeman Spogli. The business address of Freeman Spogli & Co., FS Equity Partners III, L.P. and FS Equity Partners IV, L.P. is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025. The business address of FS Equity Partners International, L.P. is c/o Padget-Brown & Company, Ltd., West Winds Building, Third Floor, Grand Cayman, Cayman Islands, British West Indies.
(3)	Based on an Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on August 29, 2003. The business address of Chilton Investment Company, Inc. is 1266 East Main Street, 7th Floor, Stamford, Connecticut, 06920.
(4)	Includes 402,071 shares of common stock subject to presently exercisable stock options.
(5)	Mr. Starrett’s business address is c/o Freeman Spogli, 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(6)	Includes 95,792 shares of common stock subject to presently exercisable stock options.
(7)	Includes 82,000 shares of common stock subject to presently exercisable stock options.
(8)	Includes 50,500 shares of common stock subject to presently exercisable stock options.
(9)	Includes 20,000 shares of common stock subject to presently exercisable stock options.
(10)	Includes 6,667 shares of common stock subject to presently exercisable stock options.
(11)	Includes 39,333 shares of common stock subject to presently exercisable stock options.
(12)	Includes 675,363 shares of common stock subject to presently exercisable stock options.
(13)	Includes 13,423,393 shares of common stock owned by Freeman Spogli, since Messrs. Halloran, Ralph and Rullman are affiliated with those entities.

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

Item 13.    Certain Relationships and Related Transactions

Stock Subscription Plan

Our 1998 stock subscription plan permits our employees, including directors and executive officers, and our consultants to purchase up to an aggregate of 158,100 shares of common stock at a purchase price equal to the fair market value on the date of purchase. The purchase price for all common stock purchased under our stock subscription plan was $11.27 per share and was paid in cash and/or the delivery to us of a secured promissory note payable to us or one of our subsidiaries. As of December 9, 2003, we have issued 134,436 shares of common stock, net of subsequent repurchases of 6,273 shares, to 38 employees under our stock subscription plan.

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

No shares were purchased by our Chief Executive Officer or any of our other four most highly compensated officers during the last fiscal year pursuant to the stock subscription plan; however, in connection with previous purchases of our common stock under our stock subscription plan, Mr. Sodini was indebted to us for $100,100 plus interest at a rate of 8.5% per annum. During fiscal 2003, this promissory note was repaid in full.

Stock Option Plans

We adopted the 1998 stock option plan in January 1998. The 1998 stock option plan provides for the grant of incentive stock options and nonqualified stock options, as appropriate, to our officers, employees, consultants and members of the board of directors. An aggregate of 1,275,000 shares of common stock have been reserved for issuance under the 1998 stock option plan as of December 9, 2003. Options to acquire 320,892 shares of common stock are outstanding under the 1998 stock option plan with exercise prices no less than the fair market value of our common stock on the date of grant. In January 2003, our board of directors terminated the 1998 stock option plan, but its provisions continue to govern options to purchase common stock which were outstanding as of the date of termination.

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

Freeman Spogli has the right to require the sale of shares purchased under the stock option plans in the event it sells all of its holdings of our common stock. Similarly, under certain circumstances, a purchaser of shares under our stock subscription plan may be forced to sell all of the shares purchased under such plan if Freeman Spogli finds a third party buyer for all or part of the shares of common stock held by Freeman Spogli.

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

If Mr. Sodini’s employment is terminated without “cause” or for “good reason” following a “change in control,” then Mr. Sodini is entitled to salary continuation and benefits for 24 months.

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

•	any person, other than our existing stockholders, becomes the beneficial owner of more than 50% of our outstanding voting securities;

•	we consummate certain mergers or consolidations; or

•	we are liquidated or we sell or dispose of all or substantially all of our assets.

“Good reason” includes:

•	a reduction in Mr. Sodini’s annual base salary;

•	an adverse alteration in the nature of his position or responsibilities;

•	moving Mr. Sodini’s employment base more than 25 miles from its current location; or

•	a good faith determination by Mr. Sodini that as a result of the change in control, he is not able to discharge his duties effectively.

“Cause” includes:

•	a willful and continued failure to perform;

•	engaging in conduct that injures us; and

•	being convicted of a felony or any crime of moral turpitude.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of the Annual Report on Form 10-K filed on December 9, 2003.

(i)	Consolidated Financial Statements—See index on page 41 of the Annual Report on Form 10-K filed on December 9, 2003.

(ii)	Financial Statement Schedule—See index on page 41 of the Annual Report on Form 10-K filed on December 9, 2003.

(iii)	Exhibits:

Exhibit No.		Description of Document
2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4	*	Registration Rights Agreement dated December 30, 1996, by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

Exhibit No.		Description of Document
10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35	*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(2)	1999 Stock Option Plan.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

Exhibit No.	Description of Document
10.43(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45*(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.

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

Date: January 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	January 6, 2004

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	January 6, 2004

/s/ TODD W. HALLORAN Todd W. Halloran	Director	January 6, 2004

/s/ JON D. RALPH Jon D. Ralph	Director	January 6, 2004

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	January 6, 2004

/s/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	January 6, 2004

/s/ PETER M. STARRETT Peter M. Starrett	Director	January 6, 2004

/s/ PAUL L. BRUNSWICK Paul M. Brunswick	Director	January 6, 2004

/s/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	January 6, 2004

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	January 6, 2004

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4	*	Registration Rights Agreement dated December 30, 1996 by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

Exhibit No.		Description of Document

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35	*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(2)	1999 Stock Option Plan.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43	(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44	*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45	*(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1	*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1	*	Subsidiaries of The Pantry.

Exhibit No.		Description of Document

23.1	*	Consent of Deloitte & Touche, LLP.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.