Form 10-Q
period 2003-12-25
PANTRY INC
filed 2004-02-06
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 25, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	19,797,481 SHARES
(Class)	(Outstanding at February 4, 2004)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 25, 2003

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 25, 2003	September 25, 2003
ASSETS
Current assets:
Cash and cash equivalents.	$52,000	$72,901
Receivables, net.	31,567	30,423
Inventories (Notes 2 and 3)	94,994	84,156
Prepaid expenses	5,662	6,326
Property held for sale (Note 2)	5,653	2,013
Deferred income taxes	4,334	4,334

Total current assets	194,210	200,153

Property and equipment, net (Note 2)	420,359	400,609

Other assets:
Goodwill (Note 2)	337,452	278,629
Deferred financing costs, net (Note 5)	12,485	10,757
Environmental receivables (Note 4)	15,601	15,109
Other (Note 2)	11,863	8,908

Total other assets	377,401	313,403

Total assets	$991,970	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$32,953	$27,558
Current maturities of capital lease obligations	1,375	1,375
Accounts payable (Note 2)	86,274	78,885
Accrued interest (Note 5)	10,792	11,924
Accrued compensation and related taxes	10,179	12,840
Other accrued taxes	12,059	16,510
Accrued insurance	13,442	12,293
Other accrued liabilities (Note 2)	12,323	21,314

Total current liabilities	179,397	182,699

Long-term debt (Note 5)	542,387	470,011

Other liabilities:
Environmental reserves (Note 4)	14,247	13,823
Deferred income taxes	53,107	50,015
Deferred revenue	37,492	37,251
Capital lease obligations	15,442	15,779
Other noncurrent liabilities	15,709	15,922

Total other liabilities	135,997	132,790

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 7 and 10):
Common stock, $.01 par value, 50,000,000 shares authorized; 19,765,481 and 18,107,597 issued and outstanding at December 25, 2003 and September 25, 2003, respectively	199	182
Additional paid-in capital	128,190	128,002
Shareholder loans	(69)	(173)
Accumulated other comprehensive deficit, net	(412)	(690)
Accumulated earnings	6,281	1,344

Total shareholders’ equity	134,189	128,665

Total liabilities and shareholders’ equity	$991,970	$914,165

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 25, 2003	December 26, 2002
	(13 weeks)	(13 weeks)
Revenues:
Merchandise sales	$270,025	$242,340
Gasoline sales	474,292	401,933
Commissions	7,019	6,704

Total revenues	751,336	650,977

Cost of sales:
Merchandise	177,617	162,567
Gasoline	433,356	362,419

Total cost of sales	610,973	524,986

Gross profit	140,363	125,991

Operating expenses:
Operating, general and administrative expenses	105,379	93,141
Depreciation and amortization	14,075	12,507

Total operating expenses	119,454	105,648

Income from operations	20,909	20,343

Other income (expense):
Interest expense (Note 9)	(13,141)	(12,773)
Miscellaneous	261	434

Total other expense	(12,880)	(12,339)

Income before income taxes	8,029	8,004
Income tax expense	(3,092)	(3,084)

Net income before cumulative effect adjustment	4,937	4,920
Cumulative effect adjustment, net of income tax (Note 8)	—	(3,482)

Net income	$4,937	$1,438

Earnings per share (Note 11):
Basic:
Net income before cumulative effect adjustment	$0.27	$0.27
Cumulative effect adjustment	—	(0.19)

Net income	$0.27	$0.08

Diluted:
Net income before cumulative effect adjustment	$0.24	$0.27
Cumulative effect adjustment	—	(0.19)

Net income	$0.24	$0.08

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 25, 2003	December 26, 2002
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,937	$1,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,075	12,507
Provision for deferred income taxes	3,092	3,084
(Gain) Loss on sale of property and equipment	(215)	202
Impairment of long-lived assets	323	75
Fair market value change in non-qualifying derivatives	(756)	(219)
Provision for closed stores	397	642
Cumulative effect of change in accounting principle	—	3,482
Amortization of deferred loan costs	853	585
Amortization of long-term debt discount	288	—
Changes in operating assets and liabilities
Receivables	(555)	180
Inventories	(820)	4,728
Prepaid expenses	780	(920)
Other noncurrent assets	(58)	134
Accounts payable	(4,047)	(13,530)
Other current liabilities and accrued expenses	(13,938)	(19,575)
Reserves for environmental expenses	(107)	(53)
Other noncurrent liabilities	(3,048)	(2,817)

Net cash provided by (used in) operating activities	1,202	(10,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(513)	(482)
Additions to property and equipment	(9,336)	(2,400)
Proceeds from sale of property held for sale	95,737	1,186
Proceeds from sale of property and equipment	1,984	1,437
Acquisitions of related businesses, net of cash acquired	(184,848)	—

Net cash used in investing activities	(96,977)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of long-term debt	(2,517)	(10,176)
Principal repayments under capital leases	(337)	(335)
Proceeds from issuance of long-term borrowings	80,000	—
Proceeds from exercise of stock options, net of repurchases	205	—
Repayments of shareholder loans	104	225
Other financing costs	(2,581)	(38)

Net cash provided by (used in) financing activities	74,874	(10,324)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,901)	(20,640)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	42,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,000	$21,596

Cash paid (refunded) during the period:
Interest	$14,177	$18,629

Taxes	$200	$(46)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (the “Company”). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 25, 2003 and for the three months ended December 25, 2003 and December 26, 2002 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2003, as amended.

Our results of operations for the three months ended December 25, 2003 and December 26, 2002 are not necessarily indicative of results to be expected for the full fiscal year. Additionally, on October 16, 2003 we acquired 138 convenience stores operating under the Golden Gallon® banner. See Note 2 for further discussion of this acquisition. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2004 fiscal year ends on September 30, 2004 and is a 53 week year. Fiscal 2003 was a 52 week year.

The Pantry

As of December 25, 2003, we operated 1,385 convenience stores located in Florida (472), North Carolina (328), South Carolina (240), Tennessee (103), Georgia (101), Mississippi (52), Kentucky (38), Virginia (30), Indiana (13), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In our Florida, Georgia, Kentucky, Virginia, Louisiana, South Carolina and Indiana stores, we also sell lottery products. Self-service gasoline is sold at 1,359 locations, 965 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, Exxon® and Texaco®.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. This interpretation provides

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company’s second quarter ending March 25, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s results of operations and financial condition will be impacted.

Change in Accounting Estimate

Effective March 28, 2003 we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $600 thousand during the three months ended December 25, 2003. This additional expense had an impact on net income of $400 thousand and reduced earnings per share – basic and diluted by $0.02 per share.

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note 10. The Company accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	December 25, 2003	December 26, 2002
Net income (in thousands):
As reported	$4,937	$1,438
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(125)	(74)

Pro forma	$4,812	$1,364

Basic earnings per share:
As reported	$0.27	$0.08
Pro forma	$0.26	$0.08
Diluted earnings per share:
As reported	$0.24	$0.08
Pro forma	$0.24	$0.08

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	December 25, 2003	December 26, 2002
Weighted-average grant date fair value	$6.28	$0.67
Weighted-average expected lives (years)	2.00	2.00
Weighted-average grant date fair value-exercise price equals market price	$6.28	$0.67
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	1.8%	1.8%
Expected volatility	77%	70%
Dividend yield	0.00%	0.00%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

NOTE 2—ACQUISITION OF RELATED BUSINESS

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold USA, Inc. operating in Tennessee and Georgia. The acquired assets include 138 operating convenience stores, 131 of which are fee-owned stores, a dairy plant and related assets, a fuel hauling operation, corporate headquarters buildings and 25 undeveloped sites. Other than the dairy plant and related assets, the fuel hauling operation and the corporate headquarters buildings, the Company intends to use the acquired assets in the convenience store retail business. Simultaneous with the closing, the Company sold the dairy plant and related assets and the fuel hauling operation to existing suppliers of the Company.

The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million sale/leaseback transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. The Company funded the second transaction with $80 million of debt through borrowings under an amendment to the Company’s existing senior secured credit facility, see Note 5, and available cash.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following purchase price allocations for the Golden Gallon® acquisition are preliminary estimates, based on available information and certain assumptions management believes to be reasonable. Accordingly, such purchase price allocations are subject to finalization. The allocations are based on the fair values on the date of the acquisition (amounts in thousands):

Assets Acquired:
Receivables	$1,080
Inventories	10,018
Prepaid expenses	116
Property held for sale	101,021
Property and equipment	31,366
Other noncurrent assets	432

Total assets	144,033

Liabilities Assumed:
Accounts payable	(11,436)
Other accrued liabilities	(9,240)

Total liabilities	(20,676)

Net tangible assets acquired	123,357

Trademarks	2,800
Goodwill	59,173

Total consideration paid, including direct costs, net of cash acquired	$185,330

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 25, 2003	December 26, 2002
Total revenues	$773,597	$740,828
Net income before cumulative effect adjustment	5,454	7,181
Net income	5,454	3,699
Earnings per share before cumulative effect adjustment:
Basic	$0.30	$0.40

Diluted	$0.27	$0.40

Earnings per share:
Basic	$0.30	$0.20

Diluted	$0.27	$0.20

The unaudited pro forma information set forth above is presented for informational purposes only. In management’s opinion, the unaudited pro forma information set forth above is not necessarily indicative of actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2003 or fiscal 2004, or of future operations of the Company.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method, except for gasoline inventories for which cost is determined using the weighted average cost method. Inventories consisted of the following (amounts in thousands):

	December 25, 2003	September 25, 2003
Inventories at cost:
Merchandise	$83,010	$74,483
Gasoline	23,582	20,996

Less adjustment to LIFO cost:
Merchandise	(11,598)	(11,323)

Inventories at LIFO cost	$94,994	$84,156

NOTE 4—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of December 25, 2003, we were contingently liable for outstanding letters of credit in the amount of $30.7 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 25, 2003, we maintain letters of credit in the aggregate amount of approximately $1.2 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipated by The Pantry, The Pantry will be obligated to make such payments, which could materially adversely affect The Pantry’s financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

Environmental reserves of $14.2 million and $13.8 million as of December 25, 2003 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 259 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.0 million of our environmental obligation will be funded by state trust funds and third party insurance, as a result we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of December 25, 2003 and September 25, 2003 there were an additional 495 and 487 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

The Pantry anticipates that it will be reimbursed for expenditures from state trust funds and private insurance. As of December 25, 2003, anticipated reimbursements of $15.6 million are recorded as long-term environmental receivables and $3.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 25, 2003	September 25, 2003
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	$200,000	$200,000
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $3,105	324,895	247,153
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $636	50,364	50,318
Other notes payable; various interest rates and maturity dates	81	98

Total long-term debt	575,340	497,569
Less—current maturities	(32,953)	(27,558)

Long-term debt, net of current maturities	$542,387	$470,011

On October 16, 2003, we entered into an amendment to our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million. The proceeds from the amendment to the term loan were used to fund the Golden Gallon® acquisition. We incurred approximately $2.6 million in costs associated with the amendment, which were deferred and will be amortized over the agreements’ term. On November 4, 2003, we increased our revolving credit facility by $4.0 million to $56.0 million.

At December 25, 2003, our senior credit facility consists of a $56.0 million revolving credit facility, which expires March 31, 2007 and bears interest at a rate of LIBOR plus 4.25%, and $375.3 million in outstanding term loans. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. Our revolving credit facility is available for working capital financing, general corporate purposes and issuing commercial and standby letters of credit. As of December 25, 2003, there were no outstanding borrowings under the revolving credit facility and we had approximately $30.7 million of standby letters of credit issued under the facility. Therefore, we had approximately $25.3 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $45.0 million. The LIBOR associated with our senior credit facility resets periodically and has certain LIBOR floors. As of December 25, 2003, the effective LIBOR rate was 1.75% for the first lien term loan and 1.50% for the second lien term loan.

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2004	32,083
2005	19,927
2006	32,094
2007	291,236
2008	200,000

Total long-term debt	$575,340

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 25, 2003, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income was $755 thousand and $219 thousand for the first quarter of fiscal 2004 and fiscal 2003, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $500 thousand and $1.2 million, respectively. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $1.5 million and $1.4 million, respectively. Cash flow hedges at December 25, 2003 have various settlement dates, the latest of which are April 2006 interest rate swaps.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
Net income	$4,937	$1,438

Other comprehensive income:
Cumulative effect of adoption of SFAS No. 133 (net of deferred income taxes of $— and $33, respectively)	—	51
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $174 and $517, respectively)	278	826

Other comprehensive income	278	877

Comprehensive income	$5,215	$2,315

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of unrealized gains on qualifying cash flow hedges, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
Unrealized gains on qualifying cash flow hedges	$456	$1,789
Less: Reclassification adjustment recorded as interest expense	(178)	(963)

Net unrealized gains on qualifying cash flow hedges	$278	$826

Accumulated other comprehensive deficit, net of related income taxes, is composed of unrealized losses on qualifying cash flow hedges of $(412) thousand and $(690) thousand as of December 25, 2003 and September 25, 2003, respectively.

NOTE 8—ASSET RETIREMENT OBLIGATION

Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

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

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million). We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks.

A reconciliation of the Company’s liability is as follows (in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
Beginning balance	$9,240	$8,443
Liabilities incurred	1	—
Liabilities settled	(118)	—
Accretion expense	183	134

Ending balance	$9,306	$8,577

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
Interest on long-term debt	$11,137	$9,379
Amortization of deferred financing costs	853	585
Interest rate swap settlements	1,351	2,475
Interest on capital lease obligations	553	547
Fair market value change in non-qualifying derivatives	(755)	(219)
Miscellaneous	2	6

Total interest expense	$13,141	$12,773

NOTE 10—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants and certain members of the board of directors to purchase up to 1,275,000 shares of common stock. On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of the Company’s common stock available for grant. The plans are administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

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

Activity for stock options issued under the 1999 plan for the three months ended December 25, 2003 and December 26, 2002 is as follows:

	Three Months Ended
	December 25, 2003	December 26, 2002
Granted	219,000	355,000
Exercised	50,029	—
Forfeited	14,167	110,910
Expired	—	—

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 25, 2003:

Date Granted	Exercise Prices	Number Outstanding at December 25, 2003	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
1/1/98	$8.82	242,607	4 years	242,607
8/25/98	$11.27	78,285	5 years	78,285
6/8/99, 9/30/99	$13.00	129,000	3 years	129,000
12/29/00	$10.00	232,334	4 years	154,889
11/26/01	$5.12	130,435	5 years	86,956
3/26/02	$4.00	20,000	5 years	6,667
10/22/02	$1.66	20,000	6 years	6,667
11/13/02	$1.70	319,035	6 years	106,345
1/6/03	$3.97	35,000	6 years	—
3/25/03	$4.50	25,000	6 years	—
7/23/03	$8.09	10,000	7 years	—
10/22/03	$14.80	219,000	7 years	—

	Total	1,460,696		811,416

The weighted average exercise price is $8.16 and $8.52 for options outstanding and options exercisable, respectively, as of December 25, 2003.

In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The fair value of the warrants at date of issuance approximated $600 thousand and is included in additional paid-in capital. On December 9, 2003, Freeman Spogli exercised the warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise Freeman Spogli received 1,607,855 shares of common stock.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended
	December 25, 2003	December 26, 2002
Net income before cumulative effect adjustment	$4,937	$4,920
Cumulative effect adjustment	—	(3,482)

Net income	$4,937	$1,438

Earnings per share—basic:
Weighted average shares outstanding	18,407	18,108

Income per share before cumulative effect adjustment—basic	$0.27	$0.27
Loss per share on cumulative effect adjustment—basic	—	(0.19)

Net income per share—basic	$0.27	$0.08

Earnings per share—diluted:
Weighted average shares outstanding	18,407	18,108
Dilutive impact of options and warrants outstanding	1,962	53

Weighted average shares and potential dilutive shares outstanding	20,368	18,161

Income per share before cumulative effect adjustment—diluted	$0.24	$0.27
Loss per share on cumulative effect adjustment—diluted	—	(0.19)

Net income per share—diluted	$0.24	$0.08

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.4 million for the three months ended December 26, 2002. There were no options or warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three months ended December 25, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2003, as amended.

This report, including without limitation, statements under our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from the Golden Gallon® acquisition, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 6, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Introduction

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,385 stores in ten states as of December 25, 2003. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

During the first quarter of fiscal 2004, we continued to focus on our brand consolidation project which began in the second half of fiscal 2003. We believe the consolidation of our gasoline brands will enable us to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gross profit dollars. As of December 25, 2003, we have completed the gasoline conversions and/or image upgrades related to the branding and supply agreements at a total of 282 locations, including 112 stores that have been converted to BP®/Amoco®, 74 stores that have received Citgo® image upgrades and 96 stores that have been converted to our Kangaroo® private brand format. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. Over the two year conversion period, we anticipate that a total of approximately 1,000 stores will be converted or re-imaged to Kangaroo ExpressSM on the merchandise side and converted and/or re-imaged to BP®/Amoco®, Citgo® or Kangaroo® on the gasoline side.

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhances our strong regional presence, increasing our store count to 1,385 stores as of December 25, 2003. The aggregate purchase price was $187 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million sale-leaseback transaction and (2) the purchase of the Golden Gallon® operations and the balance of the real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through borrowings under our amended senior secured credit facility. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

During the first quarter of fiscal 2004, we closed twelve stores. Historically, the stores we close are underperforming in terms of volume and profitability and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Throughout the remainder of fiscal 2004, we remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of 1,385 stores. We believe these initiatives will positively impact our future operating results.

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	December 25, 2003	December 26, 2002
Total revenue	100.0%	100.0%
Gasoline revenue	63.1	61.8
Merchandise revenue	36.0	37.2
Commission income	0.9	1.0
Cost of sales	81.3	80.6

Gross profit	18.7	19.4
Gasoline gross profit	5.5	6.1
Merchandise gross profit	12.3	12.3
Commission gross profit	0.9	1.0
Operating, general and administrative expenses	14.0	14.3
Depreciation and amortization	1.9	1.9

Income from operations	2.8	3.2
Interest and miscellaneous expense	1.7	1.9

Income before income taxes	1.1	1.3
Income tax expense	0.4	0.5

Net income before cumulative effect adjustment	0.7	0.8
Cumulative effect adjustment, net of income tax	—	0.5

Net income	0.7	0.3

The table below provides a summary of our selected financial data for our three months ended December 25, 2003 and December 26, 2002.

	December 25, 2003	December 26, 2002
Merchandise margin	34.2%	32.9%
Gasoline gallons (millions)	325.6	283.8
Gasoline margin per gallon	$0.1257	$0.1392
Gasoline retail per gallon	$1.46	$1.42

Comparable store data:
Merchandise sales %	2.7%	3.3%
Gasoline gallons %	3.4%	(0.7)%

Number of stores:
End of period	1,385	1,280
Weighted-average store count	1,360	1,285

Three Months Ended December 25, 2003 Compared to the Three Months Ended December 26, 2002

Total Revenue.    Total revenue for the first quarter of fiscal 2004 was $751.3 million compared to $651.0 million for the first quarter of fiscal 2003, an increase of $100.3 million or 15.4%. The increase in total revenue is primarily attributable to revenue from the Golden Gallon® acquisition of $74.2 million, increases in comparable store merchandise revenue of 2.7% and gasoline gallons of 3.4% and a 4 cents per gallon, or 2.8% increase, in our average gasoline retail price per gallon. These increases were partially offset by lost revenue from closed stores of approximately $6.9 million.

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2004 was $270.0 million compared to $242.3 million during the first quarter of fiscal 2003, an increase of $27.7 million or 11.4%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $24.5 million and a 2.7% increase in comparable store merchandise revenue compared to the first quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $3.7 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first quarter of fiscal 2004 was $474.3 million compared to $401.9 million during the first quarter of fiscal 2003, an increase of $72.4 million or 18%. The increase in gasoline revenue is primarily attributable to gasoline revenue from the Golden Gallon® acquisition of $49.2 million, the 3.4% increase in comparable store gallons and the 4 cent per gallon increase in the average gasoline retail price per gallon. These increases were partially offset by lost revenue from closed stores of approximately $3.1 million.

In the first quarter of fiscal 2004, gasoline gallons sold were 325.6 million compared to 283.8 million during the first quarter of fiscal 2003, an increase of 41.8 million gallons or 14.7%. The increase is primarily attributable to gallon volume from the Golden Gallon® acquisition of 34.8 million and the comparable store gasoline gallon increase, partially offset by lost gallon volume from closed stores of approximately 2.3 million gallons.

Commission Revenue.    Commission revenue for the first quarter of fiscal 2004 was $7.0 million compared to $6.7 million during the first quarter of fiscal 2003, an increase of $0.3 million or 4.7%. The increase is primarily due to commission revenue from the Golden Gallon® acquisition of $0.5 million, partially offset by lost revenue from closed stores of approximately $0.1 million.

Total Gross Profit.    Total gross profit for the first quarter of fiscal 2004 was $140.4 million compared to $126.0 million during the first quarter of fiscal 2003, an increase of $14.4 million or 11.4%. The increase in gross profit is primarily attributable to gross profit from the Golden Gallon® acquisition of $12.7 million, a 130 basis point increase in merchandise gross margin to 34.2% and the comparable store volume increases discussed above. These increases were partially offset by a 1.4 cent per gallon decline in gasoline gross profit per gallon.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $92.4 million for the first quarter of fiscal 2004 compared to $79.8 million for the first quarter of fiscal 2003, an increase of $12.6 million or 15.8%. This increase is primarily attributable to the merchandise gross profit contribution from stores acquired in the Golden Gallon® acquisition of $8.2 million, increased merchandise revenue discussed above and a 130 basis points increase in our merchandise margin. Merchandise margin increased to 34.2% for the first quarter of fiscal 2004 from the 32.9% reported for the first quarter of fiscal 2003.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $40.9 million for the first quarter of fiscal 2004 compared to $39.5 million for the first quarter of fiscal 2003, an increase of $1.4 million or 1.6%. The increase is primarily attributable to the gasoline gross profit contribution from stores acquired in the Golden Gallon® acquisition of $3.9 million and the comparable store gallon increase discussed above. These increases were partially offset by a 1.4 cent per gallon decline in gasoline gross profit per gallon to 12.6 cents for the first quarter of fiscal 2004 compared to 13.9 cents for the first quarter of fiscal 2003.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2004 totaled $105.4 million compared to $93.1 million for the first quarter of fiscal 2003, an increase of $12.2 million or 13.1%. This increase is primarily due to operating, general and administrative expenses of approximately $8.4 million associated with stores acquired in the Golden Gallon® acquisition and comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 14.0% in the first quarter of fiscal 2004 compared to 14.3% in the comparable period in fiscal 2003. Administrative expenses also include approximately $0.6 million associated with the Company’s secondary offering of common stock which closed in January 2004.

Income from Operations.    Income from operations totaled $20.9 million for the first quarter of fiscal 2004 compared to $20.3 million for the first quarter of fiscal 2003, an increase of $0.6 million or 2.8%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for the first quarter of fiscal 2004 totaled $35.2 million compared to EBITDA of $33.3 million during the first quarter of fiscal 2003, an increase of $2.0 million or 5.9%. The increase is attributable to the increases in merchandise and gasoline gross profit as discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
EBITDA	$35,246	$33,284
Interest expense	(13,141)	(12,773)
Adjustments to reconcile net income to net cash provided by (used in) operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	890	1,285
Changes in operating assets and liabilities, net:
Assets	(653)	4,122
Liabilities	(21,140)	(35,975)

Net cash provided by (used in) operating activities	$1,202	$(10,057)
Net cash used in investing activities	$(96,977)	$(259)
Net cash provided by (used in) financing activities	$74,874	$(10,324)

Interest Expense.    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the first quarter of fiscal 2004 was $13.1 million compared to $12.8 million for the first quarter of fiscal 2003. The increase is primarily due to an increase in our weighted average borrowings, partially offset by a general decline in interest rates, the change in fair market value of our non-qualifying interest rate derivatives and a decline in our interest rate swap settlement expense of $1.1 million.

Income Tax Expense.    We recorded income tax expense of $3.1 million for the first quarter of fiscal 2004 compared to $3.1 million for the first quarter of fiscal 2003. Our effective tax rate was 38.5% for both periods.

Cumulative Effect Adjustment.    During the first quarter of fiscal 2003, we recorded a one-time cumulative effect charge of $3.5 (net of taxes of $2.2 million) million relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Income.    Net income for the first quarter of fiscal 2004 was $4.9 million compared to net income of $1.4 million for the first quarter of fiscal 2003. The increase is attributable to the items discussed above. For the first quarter of fiscal 2003, net income before cumulative effect of change in accounting principle was $4.9 million.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $1.2 million for the first quarter of fiscal 2004 compared to cash used by operating activities of $10.1 million for the first quarter of fiscal 2003. We had $52.0 million of cash and cash equivalents on hand at December 25, 2003.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first quarter of fiscal 2004 were $9.8 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $1.2 million in proceeds from sale-leaseback transactions in the first quarter of fiscal 2004, excluding the Golden Gallon® transaction.

In the first quarter of fiscal 2004, we had proceeds of $3.5 million including asset dispositions ($2.0 million), vendor reimbursements ($0.3 million) and sale-leaseback transactions ($1.2 million), excluding the Golden Gallon® transaction. As a result, our net capital expenditures, excluding all acquisitions, for the first quarter of fiscal 2004 were $6.3 million. We anticipate that net capital expenditures for fiscal 2004 will be approximately $40.0 million.

Cash Flows from Financing Activities.    For the first quarter of fiscal 2004, net cash provided by financing activities was $74.9 million. The net cash provided was primarily the result of increased borrowings of $80.0 million under our senior credit facility offset by scheduled principal payments totaling $2.5 million and financing costs associated with the amendment of our senior credit facility totaling $2.6 million. At December 25, 2003, our long-term debt consisted primarily of $375.3 million in loans under our senior credit facility and $200.0 million of our 10 1/4% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility (with the right, at our election through April 14, 2005, to increase the revolving credit facility by up to an additional $18.0 million, subject to participation by the existing lenders or new lenders we invite to participate), each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under our previous credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million, which will be amortized over the life of the agreement. During the first quarter of fiscal 2004, we amended our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million. The proceeds from the increase were used to help fund the Golden Gallon® acquisition. Also during the first quarter of fiscal 2004, we increased the availability under our revolving credit facility by $4.0 million to $56.0 million. As of December 25, 2003, our outstanding term loan balance, net of unamortized original issue discount, was $375.3 million.

Our $56.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $30.7 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $45.0 million. As of December 25, 2003, we had no borrowings outstanding under the revolving credit facility, we had approximately $25.3 million in available borrowing capacity and $30.7 million of standby letters of credit were issued under the facility.

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

Shareholders’ Equity.    As of December 25, 2003, our shareholders’ equity totaled $134.2 million. The $5.5 million increase from September 25, 2003 is attributable to the net income for the period of $4.9 million, a decrease in our accumulated other comprehensive deficit related to our derivative instruments of $0.3 million, a decrease in our shareholder loans outstanding of $0.1 million and an increase in additional paid in capital as a result of warrant and option exercises of $0.2 million. On December 9, 2003, Freeman Spogli exercised its warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price or approximately $17.5 million. The aggregate fair value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise Freeman Spogli received 1,607,855 shares of common stock.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of December 25, 2003:

Contractural Obligations

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Long-term debt	$32,083	$19,927	$32,093	$291,237	$200,000	$—	$575,340
Capital lease obligations	2,698	3,286	3,065	2,994	2,740	22,658	37,441
Operating leases	48,150	61,998	58,846	56,860	54,905	459,064	739,823

Total contractual obligations	$82,931	$85,711	$94,004	$351,091	$257,645	$481,722	$1,352,604

(1)	Includes only payments to be made for the remaining 40 weeks of fiscal 2004.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of December 25, 2003:

Other Commitments

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Standby letters of credit	$14,732	$15,939	$—	$—	$—	$—	$30,671

(1)	Includes only standby letters of credit that expire during the remaining 40 weeks of fiscal 2004.

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $14.2 million as of December 25, 2003 represent our estimates for future expenditures for remediation, tank removal and litigation associated with 259 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.0 million of our environmental obligation will be funded by state trust funds and third party insurance. Also, as of December 25, 2003 there were an additional 495 sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

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

Merchandise Supply Agreement.    We have a distribution service agreement with McLane Company, Inc., pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase all of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2008 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in the first quarter of fiscal 2004.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP®, Chevron®, Citgo®, Shell®, Mobil®, Texaco®, and Exxon®. The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to ten years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets that we may want to sell. We have met our purchase commitments under these contracts and expect to continue to do so. We purchase the majority of our private branded gallons from Citgo®.

During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. After a conversion of approximately 718 locations over the next 18 months, we expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida and Tennessee, will remain branded and supplied by Chevron® or Exxon®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations, which we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we expect that we may face slightly increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq Stock Market rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company’s second quarter ending March 25, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s results of operations and financial condition will be impacted.

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

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.

We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We have to use a portion of our cash flow from operations for debt service, rather than for investing in our operations or to implement our growth strategy. As of December 25, 2003, we had consolidated debt including capital lease obligations of approximately $592.2 million and shareholders’ equity of approximately $134.2 million. As of December 25, 2003 our availability under our senior credit facility for borrowing was approximately $25.3 million.

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

We May Not Achieve the Full Expected Cost Savings and Other Benefits of Our Acquisition of Golden Gallon®

We expect to achieve $8-$10 million of cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved at our stores at the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and from the other information contained in this report.

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

Other Risks

Future Sales of Additional Shares into the Market May Depress the Market Price of Our Common Stock.

If our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales could occur, the market price of our common stock could decline. As of February 4, 2004, there were 19,797,481 shares of our common stock outstanding. Of these shares, 12,063,112 shares are freely tradable (unless held by one of our affiliates) and 7,734,369 shares are held by affiliate investment funds of Freeman Spogli & Co. Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli & Co. investment funds, or Freeman Spogli, have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The Interests of Our Largest Stockholder May Conflict with Our Interests and the Interests of Our Other Stockholders.

As of February 4, 2004, Freeman Spogli owned 7,734,369 shares of our common stock. Freeman Spogli’s beneficial ownership of our common stock is approximately 39.1%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with the interests of our other stockholders. In the past from time to time we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at December 25, 2003, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of January 29, 2004.

Expected Maturity Date

as of December 25, 2003

(Dollars in thousands)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Total	Fair Value
Long-term debt	$32,083	$19,927	$32,093	$291,237	$200,000	$575,340	$591,317
Weighted average interest rate	8.43%	8.58%	8.47%	8.82%	10.25%	8.57%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 25, 2003, the interest rate on 69.9% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 77.0% at December 26, 2002.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	December 25, 2003	December 26, 2002
Notional principal amount	$202,000	$180,000
Weighted average pay rate	3.77%	6.12%
Weighted average receive rate	1.13%	1.42%
Weighted average years to maturity	1.43	0.62

As of December 25, 2003, the fair value of our swap and collar agreements represented a liability of $1.7 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-Q, the Company’s disclosure controls and procedures provide reasonable assurances that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 2.    Changes in Securities and Use of Proceeds.

On December 9, 2003, we issued a total of 1,607,855 shares of our common stock to certain entities affiliated with Freeman Spogli & Co. in connection with a cashless exercise of outstanding warrants to purchase 2,346,000 shares of our common stock (with an exercise price of $7.45 per share). At the date of issuance, we reasonably believed that the recipients of such shares: (i) were “Accredited Investors” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended; and (ii) acquired such shares for investment purposes. As a result, we issued the shares in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

10.1	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.2	(2)	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	(2)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.4	(2)(3)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

10.5		Purchase Agreement, dated January 22, 2004, by and among The Pantry, the persons listed on Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on January 7, 2004.
(3)	Represents a management contract or compensation plan arrangement.

(b)	Reports on Form 8-K

On September 30, 2003, the Company furnished a Current Report on Form 8-K attaching a press release issued September 30, 2003 announcing estimated results for its fiscal year ended September 25, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On October 31, 2003, the Company filed a Current Report on Form 8-K reporting the completion of its acquisition of 138 convenience stores operating under the Golden Gallon® name and certain assets from Ahold, USA, Inc. on October 16, 2003. Attached to the Form 8-K were copies of: (i) the Purchase Agreement among the Company, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.; (ii) the Purchase and Sale Agreement among the Company, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC; (iii) the Form of Lease Agreement between the Company and certain parties to the Purchase and Sale Agreement; (iv) the Intellectual Property Transfer and Agreement to be Bound between Koninklijke Ahold N.V. and the Company; (v) the First Amendment to Credit Agreement among the Company, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of the Company, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto; and (vi) various lists of exhibits and schedules omitted from the foregoing agreements pursuant to SEC rules.

On November 17, 2003, the Company furnished a Current Report on Form 8-K attaching a press release issued November 13, 2003 announcing its earnings for its fiscal year ended September 25, 2003. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

On December 9, 2003, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) including required financial statements and pro forma information related to its acquisition of 138 convenience stores operating under the Golden Gallon® name and certain assets from Ahold, USA, Inc. on October 16, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Finance, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: February 6, 2004

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

10.1	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.2	(2)	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	(2)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.4	(2)(3)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

10.5		Purchase Agreement, dated January 22, 2004, by and among The Pantry, the persons listed on Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on January 7, 2004.
(3)	Represents a management contract or compensation plan arrangement.