Form 10-Q
period 2004-03-25
PANTRY INC
filed 2004-05-10
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 25, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	19,964,048 SHARES
(Class)	(Outstanding at May 3, 2004)

THE PANTRY, INC.

FORM 10-Q

MARCH 25, 2004

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 25, 2004	September 25, 2003
ASSETS
Current assets:
Cash and cash equivalents.	$50,991	$72,901
Receivables, net (Note 2).	35,828	30,423
Inventories (Note 2)	94,321	84,156
Prepaid expenses (Note 2)	8,015	6,326
Property held for sale (Note 2)	6,864	2,013
Deferred income taxes	4,334	4,334

Total current assets	200,353	200,153

Property and equipment, net (Note 2)	412,458	400,609

Other assets:
Goodwill (Note 2)	337,998	278,629
Deferred financing costs, net (Note 4)	7,736	10,757
Environmental receivables (Note 3)	15,784	15,109
Other (Note 2)	12,671	8,908

Total other assets	374,189	313,403

Total assets	$987,000	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$12,039	$27,558
Current maturities of capital lease obligations	1,375	1,375
Accounts payable (Note 2)	91,194	78,885
Accrued interest (Note 4)	3,118	11,924
Accrued compensation and related taxes	12,520	12,840
Other accrued taxes	11,386	16,510
Accrued insurance	14,367	12,293
Other accrued liabilities (Note 2)	11,905	21,314

Total current liabilities	157,904	182,699

Long-term debt (Note 4)	583,025	470,011

Other liabilities:
Environmental reserves (Note 3)	14,226	13,823
Deferred income taxes	44,291	50,015
Deferred revenue	33,486	37,251
Capital lease obligations	15,106	15,779
Other noncurrent liabilities	19,820	15,922

Total other liabilities	126,929	132,790

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 19,824,215 and 18,107,597 issued and outstanding at March 25, 2004 and September 25, 2003, respectively	200	182
Additional paid-in capital	128,740	128,002
Shareholder loans	(64)	(173)
Accumulated other comprehensive deficit, net	(1,934)	(690)
Accumulated earnings (deficit)	(7,800)	1,344

Total shareholders’ equity	119,142	128,665

Total liabilities and shareholders’ equity	$987,000	$914,165

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise sales	$269,795	$234,900	$539,820	$477,240
Gasoline sales	516,280	431,719	990,571	833,652
Commissions	8,312	6,825	15,331	13,529

Total revenues	794,387	673,444	1,545,722	1,324,421

Cost of sales:
Merchandise	178,621	157,405	356,491	319,972
Gasoline	482,539	402,910	915,894	765,329

Total cost of sales	661,160	560,315	1,272,385	1,085,301

Gross profit	133,227	113,129	273,337	239,120

Operating expenses:
Operating, general and administrative expenses	105,443	92,323	210,570	185,464
Depreciation and amortization	13,533	13,098	27,608	25,605

Total operating expenses	118,976	105,421	238,178	211,069

Income from operations	14,251	7,708	35,159	28,051

Other income (expense):
Loss on extinguishment of debt (Notes 4 and 8)	(23,087)	—	(23,087)	—
Interest expense (Note 8)	(14,166)	(12,042)	(27,307)	(24,815)
Miscellaneous	105	507	367	941

Total other expense	(37,148)	(11,535)	(50,027)	(23,874)

Income (loss) before income taxes	(22,897)	(3,827)	(14,868)	4,177
Income tax benefit (expense)	8,815	1,474	5,724	(1,610)

Net income (loss) before cumulative effect adjustment	(14,082)	(2,353)	(9,144)	2,567
Cumulative effect adjustment, net of tax (Note 7)	—	—	—	(3,482)

Net loss	$(14,082)	$(2,353)	$(9,144)	$(915)

Net income (loss) per share (Note 10):
Basic and diluted:
Net income (loss) before cumulative effect adjustment	$(0.71)	$(0.13)	$(0.48)	$0.14
Cumulative effect adjustment	—	—	—	(0.19)

Net loss	$(0.71)	$(0.13)	$(0.48)	$(0.05)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 25, 2004	March 27, 2003
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,144)	$(915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,608	25,605
Provision (benefit) for deferred income taxes	(5,724)	1,610
Loss on extinguishment of debt	23,087	—
(Gain) loss on sale of property and equipment	(959)	333
Impairment of long-lived assets	1,046	300
Fair market value change in non-qualifying derivatives	(1,164)	(843)
Provision for closed stores	1,117	1,135
Cumulative effect of change in accounting principle	—	3,482
Amortization of deferred loan costs	1,729	1,170
Amortization of long-term debt discount	534	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(3,644)	55
Inventories	(147)	4,930
Prepaid expenses	(1,573)	(1,987)
Other noncurrent assets	(45)	(3,642)
Accounts payable	873	(15,227)
Other current liabilities and accrued expenses	(20,273)	(12,672)
Reserves for environmental expenses	(272)	457
Other noncurrent liabilities	(5,637)	(2,226)

Net cash provided by operating activities	7,412	1,565

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,376)	(1,074)
Additions to property and equipment	(17,016)	(6,810)
Proceeds from sale of land, buildings and equipment	98,617	3,192
Acquisitions of related businesses, net of cash acquired	(184,967)	(1,169)

Net cash used in investing activities	(104,742)	(5,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(673)	(669)
Principal repayments of long-term debt, including redemption premiums	(589,387)	(20,650)
Proceeds from short-term borrowings	—	10,000
Proceeds from issuance of long-term borrowings	675,000	—
Proceeds from exercise of stock options	756	—
Repayments of shareholder loans	109	256
Other financing costs	(10,385)	(203)

Net cash provided by (used in) financing activities	75,420	(11,266)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,910)	(15,562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	42,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,991	$26,674

Cash paid (refunded) during the period:
Interest	$35,207	$26,200

Taxes	$258	$(59)

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 25, 2004 and for the three and six months ended March 25, 2004 and March 27, 2003 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2003, as amended.

Our results of operations for the three and six months ended March 25, 2004 and March 27, 2003 are not necessarily indicative of results to be expected for the full fiscal year. Additionally, on October 16, 2003 we acquired 138 convenience stores operating under the Golden Gallon® banner. See Note 2 for further discussion of this acquisition. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2004 fiscal year ends on September 30, 2004 and is a 53 week year. Fiscal 2003 was a 52 week year.

The Pantry

As of March 25, 2004, we operated 1,374 convenience stores located in Florida (467), North Carolina (326), South Carolina (238), Tennessee (103), Georgia (99), Mississippi (52), Kentucky (38), Virginia (30), Indiana (13), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except North Carolina and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,348 locations, 939 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, Exxon® and Texaco®.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003, FIN

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective for the Company’s second quarter ending March 25, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s results of operations and financial condition may be impacted.

Stock-Based Compensation

The Company accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Net loss (in thousands):
As reported	$(14,082)	$(2,353)	$(9,144)	$(915)
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(39)	(77)	(165)	(151)

Pro forma	(14,121)	(2,430)	(9,309)	(1,066)

Basic and diluted earnings (loss) per share:
As reported	$(0.71)	$(0.13)	$(0.48)	$(0.05)
Pro forma	$(0.71)	$(0.13)	$(0.49)	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 25, 2004	March 27, 2003
Weighted-average grant date fair value	—	$1.52
Weighted-average expected lives (years)	—	2
Weighted-average grant date fair value-exercise price equals market price	—	$1.52
Weighted-average grant date fair value-exercise price greater than market price	—	—
Risk-free interest rate	—	1.8%
Expected volatility	—	68%
Dividend yield	—	0%

Due to the factors (assumptions) described above, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million sale/leaseback transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. The Company funded the second transaction with $80 million of debt through borrowings under an amendment to the Company’s existing senior secured credit facility, see Note 4, and available cash.

The following purchase price allocations for the Golden Gallon® acquisition are preliminary estimates, based on available information and certain assumptions management believes to be reasonable. Accordingly, such purchase price allocations are subject to finalization. The allocations are based on the fair values on the date of the acquisition (amounts in thousands):

Assets Acquired:
Receivables	$1,263
Inventories	10,018
Prepaid expenses	116
Property held for sale	101,216
Property and equipment	31,942
Other noncurrent assets	432

Total assets	144,987

Liabilities Assumed:
Accounts payable	(11,436)
Other accrued liabilities	(10,620)

Total liabilities	(22,056)

Net tangible assets acquired	123,931

Trademarks	2,800
Goodwill	59,719

Total consideration paid, including direct costs, net of cash acquired	$185,450

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Total revenues	$794,387	$779,688	$1,557,570	$1,520,516
Net income/(loss) before cumulative effect adjustment	(14,082)	246	(9,271)	7,426
Net income/(loss)	(14,082)	246	(9,271)	3,944
Earnings (loss) per share before cumulative effect adjustment:
Basic	$(0.71)	$0.01	$(0.49)	$0.41

Diluted	$(0.71)	$0.01	$(0.49)	$0.41

Earnings per share:
Basic	$(0.71)	$0.01	$(0.49)	$0.22

Diluted	$(0.71)	$0.01	$(0.49)	$0.22

The unaudited pro forma information set forth above is presented for informational purposes only. In management’s opinion, the unaudited pro forma information set forth above is not necessarily indicative of actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 2003 or fiscal 2004, or of future operations of the Company.

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of March 25, 2004, we were contingently liable for outstanding letters of credit in the amount of approximately $35.0 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings and the facts as currently known, we believe the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 25, 2004, we maintain letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana. We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage through December 29, 1999 and meet such requirements thereafter through private commercial liability insurance and a letter of credit. In Mississippi, we meet our financial responsibility requirements through coverage under the state trust fund. The trust funds generally require us to pay deductibles ranging from $5 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought.

Environmental reserves of $14.2 million and $13.8 million as of as of March 25, 2004 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 243 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.2 million of our environmental obligation will be funded by state trust funds and third party insurance, as a result we may spend up to $1.0 million for remediation, tank removal and litigation. Also, as of March 25, 2004 and September 25, 2003 there were an additional 511 and 487, respectively, sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

The Pantry anticipates that it will be reimbursed for expenditures from state trust funds and private insurance. As of March 25, 2004, anticipated reimbursements of $15.8 million are recorded as long-term environmental receivables and $2.6 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 25, 2004	September 25, 2003
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$—
Senior credit facility; interest payable monthly at LIBOR plus 2.75%; principal due in quarterly installments through March 31, 2011	345,000	—
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	—	200,000
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $3,105	—	247,153
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $636	—	50,318
Other notes payable; various interest rates and maturity dates	64	98

Total long-term debt	595,064	497,569
Less—current maturities	(12,039)	(27,558)

Long-term debt, net of current maturities	$583,025	$470,011

On October 16, 2003, we entered into an amendment to our existing senior credit facility to increase the borrowing under the first lien term loan by $80.0 million. The proceeds from the amendment to the term loan were used to fund the Golden Gallon® acquisition. We incurred approximately $2.6 million in costs associated with the amendment, which were deferred.

On February 19, 2004, we called for redemption all of our outstanding $200.0 million principal amount of 10 1/4% Senior Subordinated Notes due 2007 and completed the sale of $250.0 million of our 7.75% Senior Subordinated Notes due 2014. The redemption was completed on March 22, 2004. We incurred approximately $5.9 million in costs associated with the sale of the new notes, which were deferred and will be amortized over the term of the loan agreement.

On March 12, 2004, we entered into an Amended and Restated Credit Agreement to replace all amounts outstanding under our senior secured credit facility, which consisted of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility which expires in March, 2010 to replace our previous first and second lien term loans. Each of the Revolving Credit Facility and the Term Loan Facility are available for refinancing certain existing indebtedness of the Company, working capital financing and general corporate purposes. In addition, the Revolving Credit Facility is available for issuing commercial and standby letters of credit. We incurred approximately $2.0 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement.

We recorded a loss on the redemption of the 10 1/4% Senior Subordinated Notes and refinancing of the senior credit facility of approximately $23.1 million. See Note 8.

At March 25, 2004, our senior credit facility consists of a $345.0 million term loan and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.75%. In the event our leverage ratio, as defined in the agreement, were to be below 3.5 to 1.0, the $345.0 million term loan would bear interest at LIBOR

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 2.50%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of March 25, 2004, there were no outstanding borrowings under the revolving credit facility and we had approximately $35.0 million of standby letters of credit issued under the facility. As a result, we had approximately $35.0 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of March 25, 2004, the effective LIBOR rate was 1.09%.

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2004	$8,025
2005	12,029
2006	16,010
2007	16,000
2008	16,000
Thereafter	527,000

Total long-term debt	$595,064

As of March 25, 2004, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income was $0.4 million and $0.6 million for the second quarter of fiscal 2004 and fiscal 2003, respectively, and $1.2 million and $0.8 million for the six months ended March 25, 2004 and March 27, 2003, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 25, 2004, other noncurrent liabilities include derivative liabilities of $3.7 million. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $1.5 million and $1.4 million, respectively. Cash flow hedges at March 25, 2004 have various settlement dates, the latest of which are April 2006 interest rate swaps.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Net loss	$(14,082)	$(2,353)	$(9,144)	$(915)

Other comprehensive income:
Cumulative effect of adoption of SFAS No. 133 (net of deferred income taxes of $0, $34, $0 and $68, respectively)	—	56	—	107
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $(952), $535, $(778) and $1,053, respectively)	(1,521)	855	(1,243)	1,681

Other comprehensive income (loss)	(1,521)	911	(1,243)	1,788

Comprehensive income (loss)	$(15,603)	$(1,442)	$(10,387)	$873

The components of unrealized gains (losses) on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Unrealized gains (losses) on qualifying cash flow hedges	$(1,748)	$1,767	$(1,648)	$3,555
Less: Reclassification adjustment for expenses included in net loss	227	(912)	405	(1,874)

Net unrealized gains (losses) on qualifying cash flow hedges	$(1,521)	$855	$(1,243)	$1,681

Accumulated other comprehensive deficit, net of related income taxes, is composed of unrealized losses on qualifying cash flow hedges of $1.9 million and $0.7 million as of March 25, 2004 and September 25, 2003, respectively.

NOTE 7—ASSET RETIREMENT OBLIGATION

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The liability is a discounted liability using a credit-adjusted risk-free rate ranging from 8.35% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks.

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

A reconciliation of the Company’s liability is as follows (in thousands):

	Six Months Ended
	March 25, 2004	March 27, 2003
Beginning balance	$9,240	$8,443
Liabilities incurred	6	149
Liabilities assumed—acquisitions	1,236	—
Liabilities settled	(239)	(38)
Accretion expense	410	418

Ending balance	$10,653	$8,972

NOTE 8—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Interest on long-term debt	$12,453	$9,097	$23,595	$18,476
Interest rate swap settlements.	690	2,425	2,041	4,900
Interest on capital lease obligations	553	547	1,106	1,095
Fair market value change in non-qualifying derivatives	(409)	(624)	(1,164)	(843)
Amortization of deferred financing costs	876	585	1,729	1,170
Miscellaneous	3	12	—	17

Subtotal: Interest expense	$14,166	$12,042	$27,307	$24,815
Loss on debt extinguishment	23,087	—	23,087	—

Total interest expense and loss on extinguishment of debt	$37,253	$12,042	$50,394	$24,815

The loss on debt extinguishment relates to the redemption of our $200 million 10 1/4% senior subordinated notes and the refinancing of the senior credit facility. The loss includes the write-off of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

NOTE 9—OTHER EQUITY INSTRUMENTS

In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The fair value of the warrants at date of

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—EARNINGS PER SHARE

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

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Net income (loss) before cumulative effect adjustment	$(14,082)	$(2,353)	$(9,144)	$2,567
Cumulative effect adjustment	—	—	—	(3,482)

Net loss	(14,082)	$(2,353)	$(9,144)	$(915)

Loss per share—basic and diluted:
Weighted average shares outstanding	19,799	18,108	19,103	18,108

Net income (loss) per share before cumulative effect adjustment	$(0.71)	$(0.13)	$(0.48)	$0.14
Loss per share on cumulative effect adjustment	—	—	—	(0.19)

Net loss per share	$(0.71)	$(0.13)	$(0.48)	$(0.05)

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.4 million and 3.6 million for the three months and six months ended March 25, 2004 and March 27, 2003, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility and our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries of the Company. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 25, 2004

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$269,795	$—	$—	$269,795
Gasoline sales	516,280	—	—	516,280
Commissions	8,312	—	—	8,312

Total revenues	794,387	—	—	794,387

Cost of sales:
Merchandise	178,621	—	—	178,621
Gasoline.	482,539	—	—	482,539

Total cost of sales	661,160	—	—	661,160

Gross profit.	133,227	—	—	133,227

Operating expenses:
Operating, general and administrative expenses	105,443	—	—	105,443
Depreciation and amortization	13,533	—	—	13,533

Total operating expenses	118,976	—	—	118,976

Income from operations	14,251	—	—	14,251

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(14,166)	—	—	(14,166)
Miscellaneous	105	—	—	105

Total other expense	(37,148)	—	—	(37,148)

Loss before income taxes	(22,897)	—	—	(22,897)
Income tax benefit	8,815	—	—	8,815

Net loss	$(14,082)	$—	$—	$(14,082)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 27, 2003

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$234,900	$—	$—	$234,900
Gasoline sales	431,719	—	—	431,719
Commissions	6,825	—	—	6,825

Total revenues	673,444	—	—	673,444

Cost of sales:
Merchandise	157,405	—	—	157,405
Gasoline	402,910	—	—	402,910

Total cost of sales	560,315	—	—	560,315

Gross profit	113,129	—	—	113,129

Operating expenses:
Operating, general and administrative expenses	92,323	—	—	92,323
Depreciation and amortization	13,098	—	—	13,098

Total operating expenses	105,421	—	—	105,421

Income from operations	7,708	—	—	7,708

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(12,042)	—	—	(12,042)
Miscellaneous	507	—	—	507

Total other expense	(11,535)	—	—	(11,535)

Loss before income taxes	(3,827)	—	—	(3,827)
Income tax benefit	1,474	—	—	1,474

Net loss	$(2,353)	$—	$—	$(2,353)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 25, 2004

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$539,820	$—	$—	$539,820
Gasoline sales	990,571	—	—	990,571
Commissions	15,331	—	—	15,331

Total revenues	1,545,722	—	—	1,545,722

Cost of sales:
Merchandise	356,491	—	—	356,491
Gasoline	915,894	—	—	915,894

Total cost of sales	1,272,385	—	—	1,272,385

Gross profit	273,337	—	—	273,337

Operating expenses:
Operating, general and administrative expenses	210,570	—	—	210,570
Depreciation and amortization	27,608	—	—	27,608

Total operating expenses	238,178	—	—	238,178

Income from operations	35,159	—	—	35,159

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)			(23,087)
Interest expense	(27,307)	—	—	(27,307)
Miscellaneous	367	—	—	367

Total other expense	(50,027)	—	—	(50,027)

Loss before income taxes	(14,868)	—	—	(14,868)
Income tax benefit	5,724	—	—	5,724

Net loss	$(9,144)	$—	$—	$(9,144)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 27, 2003

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$477,240	$—	$—	$477,240
Gasoline sales	833,652	—	—	833,652
Commissions	13,529	—	—	13,529

Total revenues	1,324,421	—	—	1,324,421

Cost of sales:
Merchandise	319,972	—	—	319,972
Gasoline	765,329	—	—	765,329

Total cost of sales	1,085,301	—	—	1,085,301

Gross profit	239,120	—	—	239,120

Operating expenses:
Operating, general and administrative expenses	185,464	—	—	185,464
Depreciation and amortization	25,605	—	—	25,605

Total operating expenses	211,069	—	—	211,069

Income from operations	28,051	—	—	28,051

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(24,815)	—	—	(24,815)
Miscellaneous	941	—	—	941

Total other expense	(23,874)	—	—	(23,874)

Income before income taxes	4,177	—	—	4,177
Income tax expense	(1,610)	—	—	(1,610)

Net income before cumulative effect adjustment	2,567			2,567
Cumulative effect adjustment	(3,482)			(3,482)

Net loss	$(915)	$—	$—	$(915)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$50,991	$—	$—	$50,991
Receivables, net	35,828	—	—	35,828
Inventories	94,321	—	—	94,321
Prepaid expenses	8,013	2	—	8,015
Property held for sale	6,864	—	—	6,864
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,351	2	—	200,353

Investment in subsidiaries	40,722	—	(40,722)	—

Property and equipment, net	412,458	—	—	412,458

Other assets:
Goodwill	337,998	—	—	337,998
Deferred financing costs, net	7,736	—	—	7,736
Environmental receivables	15,784	—	—	15,784
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	12,614	57	—	12,671

Total other assets	350,655	43,929	(20,395)	374,189

Total assets	$1,004,186	$43,931	$(61,117)	$987,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,039	$—	$—	$12,039
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	91,194	—	—	91,194
Accrued interest	3,118	—	—	3,118
Accrued compensation and related taxes	12,520	—	—	12,520
Other accrued taxes	11,386	—	—	11,386
Accrued insurance	14,367	—	—	14,367
Other accrued liabilities	11,968	—	(63)	11,905

Total current liabilities	157,967	—	(63)	157,904

Long-term debt	583,025	—	—	583,025

Other liabilities:
Environmental reserves	14,226	—	—	14,226
Deferred income taxes	44,291	—	—	44,291
Deferred revenue	33,486	—	—	33,486
Capital lease obligations	15,106	—	—	15,106
Intercompany notes payable	17,124	3,207	(20,331)	—
Other noncurrent liabilities	19,819	1	—	19,820

Total other liabilities	144,052	3,208	(20,331)	126,929

Shareholders’ equity:
Common stock	200	523	(523)	200
Additional paid-in capital	128,740	40,552	(40,552)	128,740
Shareholder loans	(64)	—	—	(64)
Accumulated other comprehensive deficit, net	(1,934)	—	—	(1,934)
Accumulated deficit	(7,800)	(352)	(352)	(7,800)

Total shareholders’ equity	119,142	40,723	(40,723)	119,142

Total liabilities and shareholders’ equity	$1,004,186	$43,931	$(61,117)	$987,000

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$—	$—	$72,901
Receivables, net	30,423	—	—	30,423
Inventories	84,156	—	—	84,156
Prepaid expenses	6,324	2	—	6,326
Property held for sale	2,013	—	—	2,013
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,151	2	—	200,153

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	400,609	—	—	400,609

Other assets:
Goodwill	278,629	—	—	278,629
Deferred financing costs, net	10,757	—	—	10,757
Environmental receivables	15,109	—	—	15,109
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	8,851	57	—	8,908

Total other assets	289,869	43,929	(20,395)	313,403

Total assets	$931,352	$43,931	$(61,118)	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27,558	$—	$—	$27,558
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	78,885	—	—	78,885
Accrued interest	11,924	—	—	11,924
Accrued compensation and related taxes	12,840	—	—	12,840
Other accrued taxes	16,510	—	—	16,510
Accrued insurance	12,293	—	—	12,293
Other accrued liabilities	21,379	—	(65)	21,314

Total current liabilities	182,764	—	(65)	182,699

Long-term debt	470,011	—	—	470,011

Other liabilities:
Environmental reserves	13,823	—	—	13,823
Deferred income taxes	50,015	—	—	50,015
Deferred revenue	37,251	—	—	37,251
Capital lease obligations	15,779	—	—	15,779
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	15,920	2	—	15,922

Total other liabilities	149,912	3,210	(20,332)	132,790

Shareholders’ equity:
Common stock	182	523	(523)	182
Additional paid-in capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(173)	—	—	(173)
Accumulated other comprehensive deficit, net	(690)	—	—	(690)
Accumulated earnings (deficit)	1,344	(353)	(353)	1,344

Total shareholders’ equity	128,665	40,721	(40,721)	128,665

Total liabilities and shareholders’ equity	$931,352	$43,931	$(61,118)	$914,165

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statements of Cash Flows

Six Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,144)	$—	$—	$(9,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,608	—	—	27,608
Benefit for deferred income taxes	(5,724)	—	—	(5,724)
Loss on extinguishment of debt	23.087	—	—	23.087
Gain on sale of property and equipment	(959)	—	—	(959)
Fair market value change in non-qualifying derivatives	(1,164)	—	—	(1,164)
Provision for closed stores	1,117	—	—	1,117
Impairment of long-lived assets	1,046	—	—	1,046
Cumulative effect of change in accounting principle	—	—	—	—
Amortization of deferred loan costs	1,729	—	—	1,729
Amortization of long-term debt discount	534	—	—	534
Changes in operating assets and liabilities, net:
Receivables	(3,644)	—	—	(3,644)
Inventories	(147)	—	—	(147)
Prepaid expenses	(1,573)	—	—	(1,573)
Other noncurrent assets	(45)	—	—	(45)
Accounts payable	873	—	—	873
Other current liabilities and accrued expenses	(20,273)	—	—	(20,273)
Reserves for environmental expenses	(272)	—	—	(272)
Other noncurrent liabilities	(5,637)	—	—	(5,637)

Net cash provided by operating activities	7,412	—	—	7,412

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,376)	—	—	(1,376)
Additions to property and equipment	(17,016)	—	—	(17,016)
Proceeds from sale of land, buildings and equipment	98,617	—	—	98,617
Acquisitions of related businesses, net of cash acquired	(184,967)	—	—	(184,967)

Net cash used in investing activities	(104,742)	—	—	(104,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(673)	—	—	(673)
Principal repayments of long-term debt, including redemption premiums	(589,387)	—	—	(589,387)
Proceeds from issuance of long-term borrowings	675,000	—	—	675,000
Proceeds from exercise of stock options	756	—	—	756
Repayments of shareholder loans	109	—	—	109
Other financing costs	(10,385)	—	—	(10,385)

Net cash provided by financing activities	75,420	—	—	75,420

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,910)	—	—	(21,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF PERIOD.	$50,991	$—	$—	$50,991

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statements of Cash Flows

Six Months Ended March 27, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(915)	$—	$—	$(915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,605	—	—	25,605
Provision for deferred income taxes	1,610	—	—	1,610
Loss on sale of property and equipment	333	—	—	333
Fair market value change in non-qualifying derivatives	(843)	—	—	(843)
Provision for closed stores	1,135	—	—	1,135
Impairment of long-lived assets	300	—	—	300
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	1,170	—	—	1,170
Changes in operating assets and liabilities, net:		—	—
Receivables	55	—	—	55
Inventories	4,930	—	—	4,930
Prepaid expenses	(1,987)	—	—	(1,987)
Other noncurrent assets	(3,642)	—	—	(3,642)
Accounts payable	(15,227)	—	—	(15,227)
Other current liabilities and accrued expenses	(12,672)	—	—	(12,672)
Reserves for environmental expenses	457	—	—	457
Other noncurrent liabilities	(2,226)	—	—	(2,226)

Net cash provided by operating activities	1,565	—	—	1,565

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,074)	—	—	(1,074)
Additions to property and equipment	(6,810)	—	—	(6,810)
Proceeds from sale of land, buildings and equipment	3,192	—	—	3,192
Acquisitions of related businesses, net of cash acquired	(1,169)	—	—	(1,169)

Net cash used in investing activities	(5,861)	—	—	(5,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(669)	—	—	(669)
Principal repayments of long-term debt	(20,650)	—	—	(20,650)
Proceeds from issuance of short-term borrowings	10,000	—	—	10,000
Repayments of shareholder loans	256	—	—	256
Other financing costs	(203)	—	—	(203)

Net cash used in financing activities	(11,266)	—	—	(11,266)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,562)	—	—	(15,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,236	—	—	42,236

CASH AND CASH EQUIVALENTS, END OF PERIOD.	$26,674	$—	$—	$26,674

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 10, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Introduction

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,374 stores in ten states as of March 25, 2004. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

During the second quarter of fiscal 2004, we continued to focus on our re-branding and re-imaging initiative, which began in the second half of fiscal 2003. As part of this initiative, we began to re-brand approximately 1,000 of our stores’ gasoline operations to the BP®/Amoco ®, Citgo ® or Kangaroo® brands while simultaneously re-imaging the merchandise logo at these locations to our Kangaroo ExpressSM banner. We expect that approximately 35% of the total cost of this initiative will be funded by our gasoline partners. We believe this combined initiative allows us to leverage the cost of a complete facelift to most of our facilities, provides us with increased brand identity, and helps us in our efforts to optimize our gasoline gallon growth and gross profit dollars.

As of March 25, 2004, we have re-branded and re-imaged 366 locations, including 126 stores that have been converted or re-imaged to BP®/Amoco®, 131 stores that have received Citgo® image upgrades and 109 stores that have been converted to our Kangaroo® private brand format. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations.

During the second quarter of fiscal 2004, we continued implementing our merchandising initiatives which are focused on driving sales and profitability with recognizable value on high-traffic items. We plan to further improve our merchandise offerings and related results through selective expansion of quick service restaurant and proprietary food service offerings, increased private label penetration, including our proprietary Celeste® beverage line and continued merchandise vendor consolidation and contract negotiation.

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhances our strong regional presence, increasing our store count to 1,374 stores as of March 25, 2004. The aggregate purchase price was $187.0 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million sale-leaseback transaction and (2) the purchase of the Golden Gallon® operations and the balance of the real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80.0 million of debt through borrowings under our amended senior secured credit facility. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

Throughout the remainder of fiscal 2004, we plan to remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of stores. We will continue to selectively review acquisition opportunities to reinforce our market position. Since 1996, we have successfully completed more than 40 acquisitions, growing our store base from 379 to 1,374 stores. With over 42,000 convenience stores currently operating in the southeastern United States, we believe there are significant acquisition opportunities to strengthen our position in existing markets and expand into contiguous markets.

Market and Industry Trends

During fiscal 2004 we have experienced rising wholesale gasoline costs as domestic crude oil prices have risen from $28 per barrel in October 2003 to $38 per barrel as of March 25, 2004. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, we are not always able to do so, and the timing of the related increase in retail prices is affected by competitive conditions. As a result, we tend to experience tighter gasoline margins in periods of rising costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged more than 12 cents per gallon.

Increases in wholesale cigarette costs during 2004, as well as national and local campaigns to discourage smoking in the United States, have had an adverse effect on unit demand for cigarettes domestically. We have attempted to pass along cost increases to our customers and have not generally experienced a deterioration in cigarette gross margin or in average cartons sold per store week.

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	65.0%	65.0%	64.1%	63.0%
Merchandise revenue	34.0%	34.0%	34.9%	36.0%
Commission income	1.0%	1.0%	1.0%	1.0%
Cost of sales	83.2%	83.2%	82.3%	81.9%

Gross profit
Gasoline gross profit	4.3%	4.3%	4.8%	5.2%
Merchandise gross profit	11.5%	11.5%	11.9%	11.9%
Commission gross profit	1.0%	1.0%	1.0%	1.0%
Operating, general and administrative expenses	13.3%	13.7%	13.6%	14.0%
Depreciation and amortization	1.7%	1.9%	1.8%	1.9%

Income from operations	1.8%	1.1%	2.3%	2.1%
Loss on extinguishment of debt	(2.9)%	—	(1.5)%	—
Interest and miscellaneous expense	(1.8)%	(1.7)%	(1.7)%	(1.8)%

Income/(loss) before income taxes	(2.9)%	(0.6)%	(1.0)%	0.3%
Income tax benefit (expense)	1.1%	0.2%	0.4%	(0.1)%

Net income/(loss) before cumulative effect adjustment	(1.8)%	(0.3)%	(0.6)%	0.2%
Cumulative effect adjustment, net of income tax	0.0%	0.0%	0.0%	(0.3)%

Net loss	(1.8)%	(0.3)%	(0.6)%	(0.1)%

The table below provides a summary of our selected financial data for our three and six months ended March 25, 2004 and March 27, 2003.

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Merchandise margin	33.8%	33.0%	34.0%	33.0%
Gasoline gallons (millions)	321.8	277.1	647.4	561.0
Gasoline margin per gallon	$0.1048	$0.1040	$0.1154	$0.1218
Gasoline retail per gallon	$1.60	$1.56	$1.53	$1.49

Comparable store data:
Merchandise sales %	3.3%	2.5%	3.0%	2.9%
Gasoline gallons %	1.2%	(0.2)%	2.3%	(0.5)%

Number of stores:
End of period	1,374	1,274	1,374	1,274
Weighted-average store count	1,380	1,278	1,370	1,281

Three Months Ended March 25, 2004 Compared to the Three Months Ended March 27, 2003

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2004 was $269.8 million compared to $234.9 million during the second quarter of fiscal 2003, an increase of $34.9 million or 14.9%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $30.6 million and a 3.3%, or $7.6 million, increase in comparable store merchandise revenue compared to the second quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $3.8 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the second quarter of fiscal 2004 was $516.3 million compared to $431.7 million during the second quarter of fiscal 2003, an increase of $84.6 million or 19.6%. The increase in gasoline revenue is primarily attributable to gasoline revenue from the Golden Gallon® acquisition of $68.7 million, an increase in comparable store gallons of 3.2 million, or 1.2%, and the 4 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the second quarter of fiscal 2004. These increases were partially offset by lost revenue from closed stores of approximately $3.3 million.

In the second quarter of fiscal 2004, gasoline gallons sold were 321.8 million compared to 277.1 million during the second quarter of fiscal 2003, an increase of 44.7 million gallons or 16.1%. The increase is primarily attributable to an increase in gallon volume of 43.9 million from the Golden Gallon® acquisition and the comparable store gasoline gallon increase, partially offset by lost gallon volume from closed stores of approximately 2.2 million gallons.

Commission Income.    Commission income for the second quarter of fiscal 2004 was $8.3 million compared to $6.8 million during the second quarter of fiscal 2003, an increase of $1.5 million or 21.8%. The increase is primarily due to an increase in commission income of $1.0 million from the Golden Gallon® acquisition and comparable store increases in lottery income. During the second quarter of fiscal 2004, the State of Tennessee introduced its lottery, and sales of Tennessee lottery tickets contributed approximately $0.3 million to commission income in the second quarter.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $91.2 million for the second quarter of fiscal 2004 compared to $77.5 million for the second quarter of fiscal 2003, an increase of $13.7 million or 17.7%. This increase is primarily attributable to the merchandise gross profit contribution of $9.9 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 80 basis points increase in our merchandise margin. Merchandise margin increased to 33.8% for the second quarter of fiscal 2004 from the 33.0% reported for the second quarter of fiscal 2003. Our merchandise gross margin has been positively impacted by the introduction of private label products and increased quick service restaurant volume.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $33.7 million for the second quarter of fiscal 2004 compared to $28.8 million for the second quarter of fiscal 2003, an increase of $4.9 million or 17.1%. The increase is primarily attributable to the gasoline gross profit contribution of $3.9 million from stores acquired in the Golden Gallon® acquisition and the comparable store gallon increase discussed above. Gasoline gross profit per gallon of 10.5 cents was consistent with the comparable prior year period.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2004 totaled $105.4 million compared to $92.3 million for the second quarter of fiscal 2003, an increase of $13.1 million or 14.2%. This increase is primarily due to operating, general and administrative expenses of approximately $10.8 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 13.3% in the second quarter of fiscal 2004 and adjusted for the impact of gasoline inflation were 13.5% in the second quarter of fiscal 2003. Administrative expenses also include approximately $0.7 million associated with the Company’s secondary offering of common stock, which closed in January 2004.

Income from Operations.    Income from operations totaled $14.3 million for the second quarter of fiscal 2004 compared to $7.7 million for the second quarter of fiscal 2003, an increase of $6.5 million or 84.9%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for the second quarter of fiscal 2004 totaled $27.9 million compared to EBITDA of $21.3 million during the second quarter of fiscal 2003, an increase of $6.6 million or 30.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	March 25, 2004	March 27, 2003
EBITDA	$27,889	$21,313
Interest expense and loss on extinguishment of debt	(37,253)	(12,042)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	24,499	810
Changes in operating assets and liabilities, net:
Assets	(4,756)	(4,766)
Liabilities	(4,169)	6,307

Net cash provided by operating activities	$6,210	$11,622
Net cash provided by (used in) investing activities	$7,765	$(5,602)
Net cash provided by (used in) financing activities	$546	$(942)

Loss on Extinguishment of Debt.    As a result of the retirement of our 10.25% subordinated notes and the refinancing of our senior credit facility during the second quarter of fiscal 2004 we incurred $23.1 million in debt extinguishment costs that have been included as a component of interest expense. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of unamortized original issue discount and call premiums of approximately $7.8 million.

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and the 23.1 million loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the second quarter of fiscal 2004 was $14.2 million compared to $12.0 million for the second quarter of fiscal 2003. The increase of $2.2 million is primarily the result of $1.7 million in duplicative interest on our subordinated notes, during the 30-day call period, in addition to the increase in our weighted average outstanding borrowings as a result of the Golden Gallon® acquisition. During the second quarter of fiscal 2004, we called $200.0 million of our outstanding 10.25% subordinated notes and replaced them with $250.0 million in 7.75% subordinated notes. The 10.25% notes included a 30-day non-cancelable call notice. During this 30-day call period, both the 10.25% and 7.75% notes were outstanding, which resulted in duplicative interest expense of $1.7 million. Interest expense associated with the $80.0 million increase in our outstanding borrowings as a result of the Golden Gallon® acquisition was approximately $0.9 million for the second quarter of fiscal 2004.

Net loss.    Net loss for the second quarter of fiscal 2004 was $14.1 million compared to a net loss of $2.4 million for the second quarter of fiscal 2003. The increase is primarily attributable to the charges associated with the debt extinguishment and additional interest expense partially offset by the increased income from operations discussed above.

Six Months Ended March 25, 2004 Compared to the Six Months Ended March 27, 2003

Merchandise Revenue.    Merchandise revenue for the first six months of fiscal 2004 was $539.8 million compared to $477.2 million for the first six months of fiscal 2003, an increase of $62.6 million or 13.1%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $55.1 million and a 3.0%, or $14.1 million, increase in comparable store merchandise revenue compared to the first six months of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $7.4 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first six months of fiscal 2004 was $990.6 million compared to $833.7 million during the first six months of fiscal 2003, an increase of $156.9 million or 18.8%. The increase in gasoline revenue is primarily attributable to gasoline revenue of $117.9 million from the

Golden Gallon® acquisition, an increase in comparable store gallons of 12.7 million, or 2.3%, and the 4 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2004. These increases were partially offset by lost revenue from closed stores of approximately $6.3 million.

For the first six months of fiscal 2004, gasoline gallons sold were 647.4 million compared to 561.0 million during the first six months of fiscal 2003, an increase of 86.4 million gallons or 15.4%. The increase is primarily attributable to an increase in gallon volume of 78.7 million from the Golden Gallon® acquisition and the comparable store gasoline gallon increase, partially offset by lost gallon volume from closed stores of approximately 4.5 million gallons.

Commission Income.    Commission income for the first six months of fiscal 2004 was $15.3 million compared to $13.5 million during the first six months of fiscal 2003, an increase of $1.8 million or 13.3%. The increase is primarily due to an increase in commission income of $1.6 million from the Golden Gallon® acquisition. During the second quarter of fiscal 2004, the Sate of Tennessee introduced its lottery, and sales of Tennessee lottery tickets contributed approximately $0.3 million to commission income in the first six months of fiscal 2004.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $183.3 million for the first six months of fiscal 2004 compared to $157.3 million for the first six months of fiscal 2003, an increase of $26.1 million or 16.6%. This increase is primarily attributable to the merchandise gross profit contribution of $18.1 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 100 basis points increase in our merchandise margin. Merchandise margin increased to 34.0% for the first six months of fiscal 2004 from the 33.0% reported for the first six months of fiscal 2003.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $74.7 million for the first six months of fiscal 2004 compared to $68.3 million for the first six months of fiscal 2003, an increase of $6.4 million or 9.3%. The increase is primarily attributable to the gasoline gross profit contribution of $7.8 million from stores acquired in the Golden Gallon® acquisition and the comparable store gallon increase discussed above. These increases were partially offset by a 0.6 cent per gallon decline in gasoline gross profit per gallon to 11.5 cents for the first six months of fiscal 2004 compared to 12.2 cents for the first six months of of fiscal 2003. During the first six months of fiscal 2004, we have experienced increasing wholesale fuel costs. As a result of retail price increases reacting more slowly to the increased wholesale costs we have experienced tighter margins in the first six months of fiscal 2004 when compared to the first six months of fiscal 2003. Historically, our gasoline margin per gallon on an annual basis has remained relatively stable, averaging above 12 cents per gallon.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first six months of fiscal 2004 totaled $210.6 million compared to $185.5 million for the second quarter of fiscal 2003, an increase of $25.1 million or 13.5%. This increase is primarily due to operating, general and administrative expenses of approximately $19.1 million associated with stores acquired in the Golden Gallon® acquisition and comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 13.6% in the first six months of fiscal 2004, and adjusted for the impact of gasoline inflation were 13.7% in the comparable period in fiscal 2003. Administrative expenses also include approximately $1.3 million associated with the Company’s secondary offering of common stock which closed in January 2004.

Income from Operations.    Income from operations totaled $35.2 million for the first six months of fiscal 2004 compared to $28.1 million for the first six months of fiscal 2003, an increase of $7.1 million or 25.3%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA.    EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for the first six months of fiscal 2004 totaled $63.1 million compared to EBITDA of $54.6 million for the first six months of fiscal 2003, an increase of $8.5 million or 15.6%. The increase is attributable to the increase in income from operations discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, to make strategic acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Six Months Ended
	March 25, 2004	March 27, 2003
EBITDA	$63,134	$54,597
Interest expense and loss on extinguishment of debt	(50,394)	(24,815)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	25,390	2,095
Changes in operating assets and liabilities, net:
Assets	(5,409)	(644)
Liabilities	(25,309)	(29,668)

Net cash provided by operating activities	$7,412	$1,565
Net cash used in investing activities	$(104,742)	$(5,861)
Net cash provided by (used in) financing activities	$75,420	$(11,266)

Loss on Extinguishment of Debt.    As a result of the retirement of our 10.25% subordinated notes and the refinancing of our senior credit facility during the second quarter of fiscal 2004, we incurred $23.1 million in debt extinguishment costs that have been included as a component of interest expense. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of unamortized original issue discount and call premiums of approximately $7.8 million.

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and the 23.1 million loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first six months of fiscal 2004 was $27.3 million compared to $24.8 million for the first six months of fiscal 2003. The increase of $2.5 million is primarily the result of $1.7 million in duplicative interest on our subordinated notes, during the 30-day call period, in addition to the increase in our weighted average outstanding borrowings as a result of the Golden Gallon® acquisition. During the second quarter of fiscal 2004, we called $200.0 million of our outstanding 10.25% subordinated notes and replaced them with $250.0 million in 7.75% subordinated notes. The 10.25% notes included a 30-day non-cancelable call notice. During this 30-day period, both the 10.25% and 7.75% notes were outstanding, which resulted in duplicative interest expense of $1.7 million. Interest expense associated with the $80.0 million increase in our outstanding borrowings as a result of the Golden Gallon® acquisition was approximately $1.9 million for the first six months of fiscal 2004. These increases were offset by a $2.9 million decline in our interest rate swap settlements.

Cumulative Effect Adjustment.    During the first six months of fiscal 2003, we recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Loss.    Net loss for the first six months of fiscal 2004 was $9.1 million compared to a net loss of $0.9 million for the first six months of fiscal 2003. The increase is attributable to the items discussed above. For the first six months of fiscal 2003, net income before cumulative effect of change in accounting principle was $2.6 million.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $7.4 million for the first six months of fiscal 2004 compared to $1.6 million for the first six months of fiscal 2003. The increase in cash flow from operations is primarily attributable to the $7.1 million increase in income from operations. We had $51.0 million of cash and cash equivalents on hand at March 25, 2004.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first six months of fiscal 2004 were $18.4 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $1.2 million in proceeds from sale-leaseback transactions in the first six months of fiscal 2004, excluding the Golden Gallon® transaction.

In the first six months of fiscal 2004, we received approximately $5.5 million in proceeds, including asset dispositions ($2.9 million), vendor reimbursements ($1.3 million) and sale-leaseback transactions ($1.2 million), excluding the $94.5 million received in the Golden Gallon® transaction. As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2004 were $12.9 million. We anticipate that net capital expenditures for fiscal 2004 will be approximately $40.0 million.

Cash Flows from Financing Activities.    For the first six months of fiscal 2004, net cash provided by financing activities was $75.4 million. The net cash provided was primarily the result of additional net borrowings of $86.0 million offset by additional financing costs of approximately $10.4 million. At March 25, 2004, our long-term debt consisted primarily of $345.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement to replace all amounts outstanding under our senior secured credit facility, which consisted of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility, which expires in March, 2010. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under our previous credit facility and loan origination costs. In connection with the amendment, we incurred debt extinguishment charges of $12.4 million, which consisted of the $3.5 million write-off of unamortized original issue discount, $7.9 million in unamortized deferred financing costs and $1.0 million in call premium. We incurred approximately $2.0 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement. As of March 25, 2004, our outstanding term loan balance was $345.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $35.0 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of March 25, 2004, we had no borrowings outstanding under the revolving credit facility, we had approximately $35.0 million in available borrowing capacity and $35.0 million of standby letters of credit were issued under the facility.

Senior Subordinated Notes.    On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year. Proceeds from the sale of the senior subordinated notes were used to redeem $200.0 million in outstanding 10 1/4% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million on our senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $5.9 million in costs associated with the new notes, which were deferred and will be amortized over the term of the loan agreement.

Shareholders’ Equity.    As of March 25, 2004, our shareholders’ equity totaled $119.1 million. The $9.5 million decrease from September 25, 2003 is attributable to the net loss for the period of $9.1 million, an increase in our accumulated other comprehensive deficit related to our derivative instruments of $1.2 million, a decrease in our shareholder loans outstanding of $0.1 million and an increase in additional paid in capital as a result of warrant and option exercises of $0.7 million. On December 9, 2003, Freeman Spogli exercised its warrants to purchase 2,346,000 shares of our common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price or approximately $17.5 million. The aggregate fair value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise of its warrants, Freeman Spogli received 1,607,855 shares of our common stock.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt amortization schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of March 25, 2004:

Contractural Obligations

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Long-term debt	$8,025	$12,029	$16,010	$16,000	$16,000	$527,000	$595,064
Capital leases	1,799	3,286	3,065	2,994	2,740	22,658	36,542
Operating leases	32,101	62,033	58,903	56,916	54,959	460,159	725,071

Total contractual obligations	$41,925	$77,348	$77,978	$75,910	$73,699	$1,009,817	$1,356,677

(1)	Includes only payments to be made for the remaining 27weeks of fiscal 2004.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of March 25, 2004:

Other Commitments

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Standby letters of credit	$3,170	$31,811	$—	$—	$—	$—	$34,981

(1)	Includes only standby letters of credit that expire during the remaining 27 weeks of fiscal 2004.

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $14.2 million as of March 25, 2004 represent our estimates for future expenditures for remediation, tank removal and litigation associated with 243 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.2 million of our environmental obligation will be funded by state trust funds and third party insurance. Also, as of March 25, 2004 there were an additional 511 sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

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

Merchandise Supply Agreement.    We have a distribution service agreement with McLane Company, Inc., pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase all of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2008 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in the first six months of fiscal 2004.

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

During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. After a conversion of approximately 718 locations over the 18 months following the signing of the new supply agreements, we expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida and Tennessee, will remain branded and supplied by Chevron® or Exxon®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective for our second quarter ending March 25, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if we enter into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), our results of operations and financial condition may be impacted.

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

Volatility of Wholesale Petroleum Costs Could Impact Our Operating Results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 61.5% of total revenues and our gasoline gross profit accounted for approximately 27.8% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

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

Our Financial Leverage and Debt Covenants Impact Our Fiscal and Financial Flexibility.

We are highly leveraged, which means that the amount of our outstanding debt is large compared to the net book value of our assets, and we have substantial repayment obligations under our outstanding debt. We have to use a portion of our cash flow from operations for debt service, rather than for investing in our operations or to implement our growth strategy. As of March 25, 2004, we had consolidated debt including capital lease obligations of approximately $611.5 million and shareholders’ equity of approximately $119.1 million. As of March 25, 2004 our availability under our senior credit facility for borrowing was approximately $35.0 million.

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

Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable, which would adversely affect our business, financial condition and results of operations. For the twelve-month period ending September 27, 2001, we failed to satisfy two financial covenants required by our senior credit facility. During the first quarter of fiscal 2002, we received a waiver from our senior credit group and executed an amendment to the senior credit facility that included, among other things, a modification to the financial covenants and certain increases in the floating interest rate. In March 2004, we refinanced our senior credit facility. Our ability to respond to changing business conditions and to secure additional financing may be restricted by the covenants in our senior credit facility, which may become more restrictive in the future. We also may be prevented from engaging in transactions, including acquisitions that may be important to our long-term growth strategy, as a result of covenant restrictions or borrowing capabilities under our credit facilities.

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

Other Risks

Future Sales of Additional Shares into the Market May Depress the Market Price of Our Common Stock.

If our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales could occur, the market price of our common stock could decline. As of May 3, 2004, there were 19,964,048 shares of our common stock outstanding. Of these shares, 12,229,679 shares are freely tradable (unless held by one of our affiliates) and 7,734,369 shares are held by affiliate investment funds of Freeman Spogli & Co. Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli & Co. investment funds, or Freeman Spogli, have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The Interests of Our Largest Stockholder May Conflict with Our Interests and the Interests of Our Other Stockholders.

As of May 3, 2004, Freeman Spogli owned 7,734,369 shares of our common stock. Freeman Spogli’s beneficial ownership of our common stock is approximately 38.7%. In addition, four of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with the interests of our other stockholders. In the past from time to time we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at March 25, 2004, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of May 3, 2004.

Expected Maturity Date

as of March 25, 2004

(Dollars in thousands)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value
Long-term debt	$8,025	$12,029	$16,010	$16,000	$16,000	$527,000	$595,064	$598,514
Weighted average interest rate	6.04%	6.09%	5.88%	5.62%	5.67%	6.59%	6.17%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 25, 2004, the interest rate on 76.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 78.0% at March 27, 2003.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	March 25, 2004	March 27, 2003
Notional principal amount	$202,000	$185,000
Weighted average pay rate	2.72%	5.75%
Weighted average receive rate	1.09%	1.39%
Weighted average years to maturity	2.06	0.60

As of March 25, 2004, the fair value of our swap and collar agreements represented a liability of $3.7 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number		Description of Document

4.1	(1)	Indenture, dated as of February 19, 2004, among The Pantry, subsidiaries of The Pantry and Wachovia Bank, National Association, as Trustee.

4.2	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Rule 144A of the Securities Act (included in Exhibit 4.1).

4.3	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Regulation S of the Securities Act (included in Exhibit 4.1).

4.4	(1)	Registration Rights Agreement, dated as of February 13, 2004, between The Pantry and the Initial Purchasers.

10.1	(2)	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and Credit Industriel Et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB as lenders.

10.2	(2)	Amended and Restated Pledge Agreement dated as of March 12, 2004 between The Pantry and R&X Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.3	(2)	Amended and Restated Security Agreement dated as of March 12, 2004 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060).
(2)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.

(b) Reports on Form 8-K

On January 15, 2004, the Company filed a Current Report on Form 8-K disclosing selected results of operations for its first quarter of fiscal 2004 ended December 25, 2003 and also furnished a copy of the press release issued January 15, 2004 announcing results for its first quarter of fiscal 2004. Information furnished under Item 7 and Item 12 of the Form 8-K referenced in the prior sentence is not deemed to be incorporated by reference into this Form 10-Q or filed with the SEC for purposes of liability under the Exchange Act.

On February 9, 2004, the Company filed a Current Report on Form 8-K attaching press releases issued February 9, 2004 announcing its intent to issue approximately $225.0 million principal amount of senior subordinated notes and also its plan to refinance existing senior credit facilities.

On February 17, 2004, the Company filed a Current Report on Form 8-K attaching a press release issued February 13, 2004 announcing that it priced an offer to issue $250.0 million principal amount of 7.75% Senior Subordinated Notes due 2014.

On February 17, 2004, the Company filed a Current Report on Form 8-K disclosing the unaudited pro forma statement of operations for the three-month period ended December 25, 2003 providing the effect to our October 16, 2003 acquisition of Golden Gallon® and related financing transactions as if such events occurred at the beginning of such three-month period.

On February 19, 2004, the Company filed a Current Report on Form 8-K attaching a press release issued February 19, 2004 announcing that it was calling for redemption all of its outstanding $200 million principal amount of 10 1/4% Senior Subordinated Notes due 2007 and that it had completed the sale of $250 million of its 7.75% Senior Subordinated Notes due 2014.

On March 17, 2004, the Company filed a Current Report on Form 8-K reporting the completion of its refinancing of its existing senior credit facilities with the issuance of a $345 million term loan and $70 million revolving credit facility. In connection with the refinancing, the Company entered into an Amended and Restated Credit Agreement dated March 12, 2004, an Amended and Restated Pledge Agreement dated as of March 12, 2004, and an Amended and Restated Security Agreement dated as of March 12, 2004. Copies of each such agreement were attached to the Form 8-K.

On March 22, 2004, the Company filed a Current Report on Form 8-K attaching a press release issued March 22, 2004 announcing the completion of the redemption of all of its outstanding $200 million principal amount of 10 1/4% Senior Subordinated Notes due 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Daniel J. Kelly
Daniel J. Kelly Vice President, Finance, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: May 10, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document

4.1	(1)	Indenture, dated as of February 19, 2004, among The Pantry, subsidiaries of The Pantry and Wachovia Bank, National Association, as Trustee.

4.2	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Rule 144A of the Securities Act (included in Exhibit 4.1).

4.3	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Regulation S of the Securities Act (included in Exhibit 4.1).

4.4	(1)	Registration Rights Agreement, dated as of February 13, 2004, between The Pantry and the Initial Purchasers.

10.1	(2)	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and Credit Industriel Et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB as lenders.

10.2	(2)	Amended and Restated Pledge Agreement dated as of March 12, 2004 between The Pantry and R&X Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.3	(2)	Amended and Restated Security Agreement dated as of March 12, 2004 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060).
(2)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.