Form 10-K/A
period 2003-09-25
PANTRY INC
filed 2004-06-29
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

As of June 24, 2004, there were issued and outstanding 20,121,709 shares of the registrant’s common stock.

EXPLANATORY NOTE

The undersigned registrant hereby amends Item 8 of Part II and Item 15 of Part IV of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 9, 2003, as amended on January 7, 2004, for the fiscal year ended September 25, 2003, solely for the purposes of including a footnote (Note 20) providing financial information regarding the subsidiaries guaranteeing the Company’s senior credit facility and senior subordinated notes, as set forth below.

THE PANTRY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page
Part II
Item 8:	Consolidated Financial Statements and Supplementary Data	3

Part IV
Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43
	Signatures	48

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part II

Item 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (“The Pantry”) as of September 25, 2003 and September 26, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 25, 2003. These financial statements are the responsibility of The Pantry’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/S/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 4, 2003, except for Note 20 as to which the date is February 12, 2004

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25, 2003	September 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$42,236
Receivables (net of allowance for doubtful accounts of $665 at September 25, 2003 and $159 at September 26, 2002)	30,423	34,316
Inventories (Note 2)	84,156	84,437
Prepaid expenses	6,326	3,499
Property held for sale	2,013	388
Deferred income taxes (Note 11)	4,334	1,414

Total current assets	200,153	166,290

Property and equipment, net (Notes 3, 9 and 12)	400,609	435,518

Other assets:
Goodwill (Note 4)	278,629	277,874
Deferred financing costs (net of accumulated amortization of $7,206 September 25, 2003 and $8,854 at September 26, 2002)	10,757	8,965
Environmental receivables (Note 13)	15,109	11,696
Other	8,908	9,355

Total other assets	313,403	307,890

Total assets	$914,165	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$27,558	$43,255
Current maturities of capital lease obligations (Note 12)	1,375	1,521
Accounts payable	78,885	93,858
Accrued interest (Note 5)	11,924	13,175
Accrued compensation and related taxes	12,840	10,785
Other accrued taxes	16,510	17,463
Accrued insurance	12,293	9,687
Other accrued liabilities (Notes 6 and 13)	21,314	19,969

Total current liabilities	182,699	209,713

Long-term debt (Note 5)	470,011	460,920

Other liabilities:
Environmental reserves (Note 13)	13,823	13,285
Deferred income taxes (Note 11)	50,015	38,360
Deferred revenue (Note 13)	37,251	51,772
Capital lease obligations (Note 12)	15,779	15,381
Other noncurrent liabilities (Notes 6, 9 and 13)	15,922	5,063

Total other liabilities	132,790	123,861

Commitments and contingencies (Notes 4, 5, 12 and 13)
Shareholders’ equity (Notes 7 and 15):
Common stock, $.01 par value, 50,000,000 shares authorized; 18,107,597 and 18,107,597 issued and outstanding at September 25, 2003 and September 26, 2002, respectively (Note 15)	182	182
Additional paid-in capital	128,002	128,002
Shareholder loans	(173)	(708)
Accumulated other comprehensive deficit (net of deferred taxes of $432 at September 25, 2003 and $1,354 at September 26, 2002) (Note 7)	(690)	(2,112)
Accumulated earnings (deficit)	1,344	(10,160)

Total shareholders’ equity	128,665	115,204

Total liabilities and shareholders’ equity	$914,165	$909,698

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

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Comprehensive Deficit	Accumulated Earnings (Deficit)	Total
	Shares	Par Value
Balance at September 29, 2000	18,111	$182	$128,018	$(912)	—	$(9,308)	$117,980
Comprehensive loss, net of tax:
Net loss						(2,656)	(2,656)
Unrealized losses on qualifying cash flow hedges	—	—	—	—	(3,920)	—	(3,920)
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	98	—	98

Comprehensive loss	—	—	—	—	(3,822)	(2,656)	(6,478)
Cumulative effect of change in accounting principal	—	—	—	—	(461)	—	(461)
Repayment of shareholder loans	—	—	—	75	—	—	75
Share repurchase	(4)	(1)	(43)	—	—	—	(44)
Exercise of stock options	8	1	68	—	—	—	69

Balance, September 27, 2001	18,115	182	128,043	(837)	(4,283)	(11,964)	111,141
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,804	1,804
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,966	—	1,966
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	205	—	205

Comprehensive income	—	—	—	—	2,171	1,804	3,975
Share repurchase	(7)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	182	128,002	(708)	(2,112)	(10,160)	115,204
Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,504	11,504
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,504	12,926
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$1,344	$128,665

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Change in Accounting Estimate

Effective March 28, 2003 we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million. This additional expense had an impact on net income of $2.1 million and reduced earning per share—basic and diluted by $0.11 per share.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets consist of noncompete agreements with a carrying value of $6.6 million and $7.2 million at September 25, 2003 and September 26, 2002, respectively, net of accumulated amortization of $2.4 million and $1.8 million, respectively. Amortization expense was $626 thousand, $725 thousand and $665 thousand for fiscal 2003, 2002 and 2001, respectively. The weighted average amortization period of all noncompete agreements is 29.2 years. Estimated amortization expense for each of the five fiscal years following September 25, 2003 and thereafter is: $428 thousand in fiscal 2004; $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008 and $5.1 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying audited consolidated balance sheets.

The following information presents a summary of consolidated results of operations as if we adopted the provisions of SFAS No. 142 at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2003	2002	2001
Net income (loss)	$11,504	$1,804	$(2,656)
Goodwill amortization, net	—	—	5,846

Adjusted net income	$11,504	$1,804	$3,190

Adjusted earnings (loss) per share—basic:
Net income (loss)	$0.64	$0.10	$(0.15)
Goodwill amortization, net	—	—	0.32

Adjusted net income per share—basic	$0.64	$0.10	$0.17

Adjusted earnings (loss) per share—diluted:
Net income (loss)	$0.63	$0.10	$(0.15)
Goodwill amortization, net	—	—	0.32

Adjusted net income per share—diluted	$0.63	$0.10	$0.17

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to September 25, 2003, we entered into an amendment to our senior credit facility to increase the borrowings under the first lien term loan by $80.0 million. The proceeds from the term loan were used to fund the Golden Gallon® acquisition. See Note 19—Subsequent Events. Also, subsequent to September 25, 2003, we increased the availability under our revolving credit facility by $4.0 million to $56.0. As of December 1, 2003 there were no borrowings outstanding under this facility and $30.0 million of standby letters of credit issued under the facility.

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2004	$27,558
2005	16,029
2006	25,260
2007	232,751
2008	200,000
Thereafter	—

Total principal payments	$501,598
Less: Original issue discount	(4,029)

Total long-term debt—net	$497,569

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our liability for the year ended September 25, 2003, is as follows (amounts in thousands):

Upon adoption at September 27, 2002	$8,443
Liabilities incurred	191
Liabilities settled	(159)
Accretion expense	765

Total asset retirement obligation	$9,240

NOTE 10—INTEREST EXPENSE:

The components of interest expense are as follows (amounts in thousands):

	2003	2002	2001
Interest on long-term debt, including amortization of deferred financing costs	$41,572	$39,577	$50,652
Fair market value change in non-qualifying derivatives	(3,381)	926	4,244
Interest on capital lease obligations	2,281	2,189	1,936
Interest rate swap settlements	8,470	8,840	1,822
Miscellaneous	323	114	77

	$49,265	$51,646	$58,731

NOTE 11—INCOME TAXES:

The components of income tax expense are summarized below (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—

	$—	$—	$—

Deferred:
Federal	$8,286	$998	$776
State	1,099	132	95

	9,385	1,130	871

	$9,385	$1,130	$871

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 25, 2003 and September 26, 2002, deferred tax liabilities (assets) are comprised of the following (in thousands):

	2003	2002
Depreciation	$67,541	$65,224
Inventories	3,430	3,770
Amortization	15,275	8,588
Miscellaneous expenses	—	3,013
Environmental expenses	824	1,101
Other	67	80

Gross deferred tax liabilities	87,137	81,776

Capital lease obligations	(1,987)	(1,568)
Allowance for doubtful accounts	(256)	(267)
Accrued insurance	(4,634)	(3,631)
Accrued compensation	(461)	—
Derivative liabilities	(1,019)	(3,214)
Asset retirement obligation	(2,180)	—
Deferred income	(7,565)	(5,191)
Accrued vacation	(323)	(391)
Reserve for closed stores	(1,382)	(787)
Restructuring reserve	—	(87)
Other	(819)	(380)

Gross deferred tax assets	(20,626)	(15,516)
Net operating loss carryforwards	(17,065)	(25,613)
General business credits	(1,024)	(1,233)
AMT credits	(2,741)	(2,468)

	$45,681	$36,946

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	$15,779

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $7.7 million and $37.3 million, respectively. At September 26, 2002, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $3.3 million and $51.7 million, respectively.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the plans for the three fiscal years ended September 25, 2003, September 26, 2002 and September 27, 2001 and changes during the years ending on those dates is as follows:

	Shares	Option price per share	Weighted average exercise price per share
September 29, 2000	812,861	$8.82-$13.00	$10.43
Options granted	328,000	10.00	10.00
Options forfeited	(111,878)	8.82-13.00	10.50
Options exercised	(7,700)	8.82	8.82
Options exercisable	654,783	8.82-13.00	10.15

September 27, 2001	1,021,283	8.82-13.00	10.30
Options granted	240,000	4.00- 5.12	4.94
Options forfeited	(136,078)	5.12-13.00	10.54
Options exercisable	709,538	4.00-13.00	10.30

September 26, 2002	1,125,205	4.00-13.00	9.13
Options granted	430,000	1.66- 8.09	2.23
Options forfeited	(249,313)	5.12-13.00	9.15
Options exercisable	670,558	4.00-13.00	9.82

September 25, 2003	1,305,892	$1.66-$13.00	$6.85

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 25, 2003:

Date Granted	Exercise Prices	Number Outstanding at September 25, 2003	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
1/1/98	$8.82	242,607	4 years	242,607
8/25/98	$11.27	78,285	4 years	78,285
6/8/99, 9/30/99	$13.00	129,000	3 years	129,000
12/29/00	$10.00	236,000	4 years	157,333
11/26/01	$5.12	150,000	5 years	50,000
3/26/02	$4.00	40,000	6 years	13,333
10/22/02	$1.66	20,000	6 years	—
11/13/02	$1.70	335,000	6 years	—
1/6/03	$3.97	35,000	6 years	—
3/25/03	$4.50	30,000	7 years	—
7/23/03	$8.09	10,000	7 years	—

	Total	1,305,892		670,558

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—GUARANTOR SUBSIDIARIES:

The Company has two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of the Company’s first lien term loan, second lien term loan and revolving credit facility. Kangaroo, Inc. is also a guarantor of the Company’s subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries of the Company. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$—	$—	$72,901
Receivables, net	30,423	—	—	30,423
Inventories	84,156	—	—	84,156
Prepaid expenses	6,324	2	—	6,326
Property held for sale	2,013	—	—	2,013
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,151	2	—	200,153

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	400,609	—	—	400,609

Other assets:
Goodwill	278,629	—	—	278,629
Deferred financing costs, net	10,757	—	—	10,757
Environmental receivables	15,109	—	—	15,109
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	8,851	57	—	8,908

Total other assets	289,869	43,929	(20,395)	313,403

Total assets	$931,352	$43,931	$(61,118)	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$27,558	$—	$—	$27,558
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	78,885	—	—	78,885
Accrued interest	11,924	—	—	11,924
Accrued compensation and related taxes	12,840	—	—	12,840
Other accrued taxes	16,510	—	—	16,510
Accrued insurance	12,293	—	—	12,293
Other accrued liabilities	21,379	—	(65)	21,314

Total current liabilities	182,764	—	(65)	182,699

Long-term debt	470,011	—	—	470,011

Other liabilities:
Environmental reserves	13,823	—	—	13,823
Deferred income taxes	50,015	—	—	50,015
Deferred revenue	37,251	—	—	37,251
Capital lease obligations	15,779	—	—	15,779
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	15,920	2	—	15,922

Total other liabilities	149,912	3,210	(20,332)	132,790

SHAREHOLDERS’ EQUITY:
Common stock	182	523	(523)	182
Additional paid-in capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(173)	—	—	(173)
Accumulated comprehensive deficit	(690)	—	—	(690)
Accumulated earnings (deficit)	1,344	(353)	353	1,344

Total shareholders’ equity	128,665	40,721	(40,721)	128,665

Total liabilities and shareholders’ equity	$931,352	$43,931	$(61,118)	$914,165

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,008,902	$—	$—	$1,008,902
Gasoline sales	1,740,662	—	—	1,740,662
Commissions	26,797	—	—	26,797

Total revenues	2,776,361	—	—	2,776,361

Cost of sales:
Merchandise	670,179	—	—	670,179
Gasoline	1,595,378	—	—	1,595,378

Total cost of sales	2,265,557	—	—	2,265,557

Gross profit	510,804	—	—	510,804

Operating expenses:
Operating, general and administrative expenses	385,570	—	—	385,570
Depreciation and amortization	54,403	—	—	54,403

Total operating expenses	439,973	—	—	439,973

Income from operations	70,831	—	—	70,831

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(49,265)	—	—	(49,265)
Miscellaneous	2,805	—	—	2,805

Total other expense	(46,460)	—	—	(46,460)

Income before income taxes	24,371	—	—	24,371
Income tax expense	(9,385)	—	—	(9,385)

Income before cumulative effect adjustment	14,986	—	—	14,986
Cumulative effect adjustment, net of tax	(3,482)	—		(3,482)

Net income	$11,504	$—	$—	$11,504

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,504	$—	$—	$11,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,013	—	—	57,013
Provision for deferred income taxes	9,385	—	—	9,385
Loss on extinguishment of debt	2,888		—	2,888
Loss on sale of property and equipment	2,051		—	2,051
Impairment of long-lived assets	1,850	—	—	1,850
Fair market value change in non-qualifying derivatives	(3,381)	—	—	(3,381)
Provision for closed stores	2,469	—	—	2,469
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of long-term debt discount	529		—	529
Changes in operating assets and liabilities, net:
Receivables	563	—	—	563
Inventories	281	—	—	281
Prepaid expenses	(2,818)	—	—	(2,818)
Other noncurrent assets	178	—	—	178
Accounts payable	(14,973)	—	—	(14,973)
Other current liabilities and accrued expenses	9,532	—	—	9,532
Reserves for environmental expenses	538	—	—	538
Other noncurrent liabilities	(12,827)	—	—	(12,827)

Net cash provided by operating activities	68,264	—	—	68,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(2,761)	—	—	(2,761)
Additions to property and equipment	(25,470)	—	—	(25,470)
Proceeds from sale lease-back transactions	2,306	—	—	2,306
Proceeds from sale of property and equipment	5,367	—	—	5,367
Acquisitions of related businesses, net of cash acquired	(1,799)	—	—	(1,799)

Net cash used in investing activities	(22,357)	—	—	(22,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,383)	—	—	(1,383)
Principal repayments of long-term debt	(306,577)	—	—	(306,577)
Proceeds from issuance of long-term debt	299,440	—	—	299,440
Repayments of shareholder loans	535	—	—	535
Other financing costs	(7,257)	—	—	(7,257)

Net cash used in financing activities	(15,242)	—	—	(15,242)

Net increase in cash	30,665	—	—	30,665
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	42,236	—	—	42,236

CASH & CASH EQUIVALENTS, END OF YEAR	$72,901	$—	$—	$72,901

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$42,236	$—	$—	$42,236
Receivables, net	34,316	—	—	34,316
Inventories	84,437	—	—	84,437
Prepaid expenses	3,497	2	—	3,499
Property held for sale	388	—	—	388
Deferred income taxes	1,414	—	—	1,414

Total current assets	166,288	2	—	166,290

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	435,518	—	—	435,518

Other assets:
Goodwill	277,874	—	—	277,874
Deferred financing costs, net	8,965	—	—	8,965
Environmental receivables	11,696	—	—	11,696
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	9,298	57	—	9,355

Total other assets	284,356	43,929	(20,395)	307,890

Total assets	$926,885	$43,931	$(61,118)	$909,698

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$43,255	$—	$—	$43,255
Current maturities of capital lease obligations	1,521	—	—	1,521
Accounts payable	93,858	—	—	93,858
Accrued interest	13,175	—	—	13,175
Accrued compensation and related taxes	10,785	—	—	10,785
Other accrued taxes	17,463	—	—	17,463
Accrued insurance	9,687	—	—	9,687
Other accrued liabilities	20,034	—	(65)	19,969

Total current liabilities	209,778	—	(65)	209,713

Long-term debt	460,920	—	—	460,920

Other liabilities:
Environmental reserves	13,285	—	—	13,285
Deferred income taxes	38,360	—	—	38,360
Deferred revenue	51,772	—	—	51,772
Capital lease obligations	15,381	—	—	15,381
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	5,061	2	—	5,063

Total other liabilities	140,983	3,210	(20,332)	123,861

SHAREHOLDERS’ EQUITY:
Common stock	182	523	(523)	182
Additional paid-in capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(708)	—	—	(708)
Accumulated comprehensive deficit	(2,112)	—	—	(2,112)
Accumulated earnings (deficit)	(10,160)	(353)	353	(10,160)

Total shareholders’ equity	115,204	40,721	(40,721)	115,204

Total liabilities and shareholders’ equity	$926,885	$43,931	$(61,118)	$909,698

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$998,621	$—	$—	$998,621
Gasoline sales	1,470,732	—	—	1,470,732
Commissions	24,711	—	—	24,711

Total revenues	2,494,064	—	—	2,494,064

Cost of sales:
Merchandise	669,479	—	—	669,479
Gasoline	1,349,183	—	—	1,349,183

Total cost of sales	2,018,662	—	—	2,018,662

Gross profit	475,402	—	—	475,402

Operating expenses:
Operating, general and administrative expenses	367,299	—	—	367,299
Depreciation and amortization	54,251	—	—	54,251

Total operating expenses	421,550	—	—	421,550

Income from operations	53,852	—	—	53,852

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(51,646)	—	—	(51,646)
Miscellaneous	728	—	—	728

Total other expense	(50,918)	—	—	(50,918)

Income before income taxes	2,934	—	—	2,934
Income tax expense	(1,130)	—	—	(1,130)

Net income	$1,804	$—	$—	$1,804

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiary	Eliminators	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,804	$—	$—	$1,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,251	—	—	54,251
Provision for deferred income taxes	1,130	—	—	1,130
Loss on sale of property and equipment	601		—	601
Impairment of long-lived assets	383	—	—	383
Fair market value change in non-qualifying derivatives	926	—	—	926
Provision for closed stores	2,073	—	—	2,073
Changes in operating assets and liabilities, net:
Receivables	(5,085)	—	—	(5,085)
Inventories	(2,705)	—	—	(2,705)
Prepaid expenses	(43)	—	—	(43)
Other noncurrent assets	370	—	—	370
Accounts payable	(311)	—	—	(311)
Other current liabilities and accrued expenses	12,688	—	—	12,688
Reserves for environmental expenses	1,078	—	—	1,078
Other noncurrent liabilities	(13,176)	—	—	(13,176)

Net cash provided by operating activities	53,984	—	—	53,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(5,006)	—	—	(5,006)
Additions to property and equipment	(26,979)	473	—	(26,506)
Proceeds from sale lease-back transactions	6,208	—	—	6,208
Proceeds from sale of property and equipment	5,503	—	—	5,503
Intercompany notes receivable (payable)	473	(473)	—	—
Acquisitions of related businesses, net of cash acquired	(512)	—	—	(512)

Net cash used in investing activities	(20,313)	—	—	(20,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,199)	—	—	(1,199)
Principal repayments of long-term debt	(40,000)	—	—	(40,000)
Proceeds from exercise of stock options, net of repurchases	(41)	—	—	(41)
Repayments of shareholder loans	129	—	—	129
Other financing costs	(935)	—	—	(935)

Net cash used in financing activities	(42,046)	—	—	(42,046)

Net increase in cash	(8,375)	—	—	(8,375)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	50,611	—	—	50,611

CASH & CASH EQUIVALENTS, END OF YEAR	$42,236	$—	$—	$42,236

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 27, 2001

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$968,614	$—	$—	$968,614
Gasoline sales	1,652,725	—	—	1,652,725
Commissions	21,705	—	—	21,705

Total revenues	2,643,044	—	—	2,643,044

Cost of sales:
Merchandise	645,012	—	—	645,012
Gasoline	1,510,389	—	—	1,510,389

Total cost of sales	2,155,401	—	—	2,155,401

Gross profit	487,643	—	—	487,643

Operating expenses:
Operating, general and administrative expenses	364,134	—	—	364,134
Restructuring and other charges	4,771	—	—	4,771
Depreciation and amortization	63,545	—	—	63,545

Total operating expenses	432,450	—	—	432,450

Income from operations	55,193	—	—	55,193

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(58,731)	—	—	(58,731)
Miscellaneous	1,753	—	—	1,753

Total other expense	(56,978)	—	—	(56,978)

Loss before income taxes	(1,785)	—	—	(1,785)
Income tax expense	(871)	—	—	(871)

Net loss	$(2,656)	$—	$—	$(2,656)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 27, 2001

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,656)	$—	$—	$(2,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,545	—	—	63,545
Provision for deferred income taxes	2,532	(1,661)	—	871
Loss on sale of property and equipment	131		—	131
Impairment of long-lived assets	2,298	—	—	2,298
Fair market value change in non-qualifying derivatives	4,244	—	—	4,244
Provision for closed stores	1,919	—	—	1,919
Changes in operating assets and liabilities, net:
Receivables	(5,059)	199	—	(4,860)
Inventories	9,469	—	—	9,469
Prepaid expenses	2,121	—	—	2,121
Other noncurrent assets	3,049	(1)	—	3,048
Accounts payable	(7,762)	—	—	(7,762)
Other current liabilities and accrued expenses	1,194	—	—	1,194
Reserves for environmental expenses	(1,859)	—	—	(1,859)
Other noncurrent liabilities	5,585	(521)	(65)	4,999

Net cash provided (used) in operating activities	78,751	(1,984)	(65)	76,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(1,637)	—	—	(1,637)
Additions to property and equipment	(43,582)	—	—	(43,582)
Proceeds from sale lease-back transactions	3,504	—	—	3,504
Proceeds from sale of property and equipment	3,567	194	—	3,761
Intercompany notes receivable (payable)	(1,765)	1,700	65	—
Acquisitions of related businesses, net of cash acquired	(55,993)	—	—	(55,993)

Net cash provided (used) in investing activities	(95,906)	1,894	65	(93,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(2,070)	—	—	(2,070)
Principal repayments of long-term debt	(23,487)	—	—	(23,487)
Proceeds from issuance of long-term debt	40,037	—	—	40,037
Proceeds from exercise of stock options, net of repurchases	25			25
Repayments of shareholder loans	75	—	—	75
Other financing costs	(78)	—	—	(78)

Net cash provided by financing activities	14,502	—	—	14,502

Net decrease in cash	(2,653)	(90)	—	(2,743)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	53,264	90	—	53,354

CASH & CASH EQUIVALENTS, END OF YEAR	$50,611	$—	$—	$50,611

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(i)	Consolidated Financial Statements—See index on page 3 of this Amendment No. 2 to the Annual Report on Form 10-K filed on December 9, 2003.

(ii)	Financial Statement Schedule—Filed as part of the Annual Report on Form 10-K filed on December 9, 2003, see index on page 41 of such Annual Report.

(iii)	Exhibits:

Exhibit No.	Description of Document

2.1(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2(2)	Amended and Restated Bylaws of The Pantry.

4.1(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4*	Registration Rights Agreement dated December 30, 1996, by and among The Pantry, FSEP III and FSEP International.

10.1(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

Exhibit No.	Description of Document

10.2(2)	Form of Incentive Stock Option Agreement.

10.3(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.	Description of Document

10.21(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.23(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.24(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26(2)	Form of Subsidiary Guaranty.

10.27(2)	Form of Subsidiary Security Agreement.

10.28(2)	Form of Subsidiary Pledge Agreement.

10.29(2)	Form of Subsidiary Trademark Security Agreement.

10.30(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31(2)	Form of Stock Subscription Agreement.

10.32(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36(2)	Form of Indemnification Agreement.

10.37(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39(2)	1999 Stock Option Plan.

10.40(6)(12)	Management and Administrative Incentive Plan.

10.41(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

Exhibit No.	Description of Document

10.42(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45*(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

23.2	Consent of Deloitte & Touche, LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.

(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).

(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).

(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.

(6)	Represents a management contract or compensation plan arrangement.

(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.

(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.

(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.

(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.

(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.

(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.

(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.

(b) Reports on Form 8-K.

(i)	On July 31, 2003, we filed a Current Report on Form 8-K containing a press release reporting final financial results for the quarter ended June 26, 2003, which included selected financial data for the quarter ended June 27, 2003 and for other selected periods. Information furnished in the Form 8-K referenced in the prior sentence is not deemed to be filed with the SEC.

(ii)	On August 26, 2003, we filed a Current Report on Form 8-K announcing that we had signed a definitive agreement to acquire from Ahold, U.S.A. the operating assets of 138 convenience stores, 90 in Tennessee and 48 in northwest Georgia, operating under the Golden Gallon name.

(c) See (a)(iii) above.

(d) See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Peter J. Sodini
Peter J. Sodini President and Chief Executive Officer

Date: June 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934 this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Sodini Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2004

/s/ Daniel J. Kelly Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Accounting Officer)	June 29, 2004

/s/ Berry L. Epley Berry L. Epley	Corporate Controller	June 29, 2004

/s/ Todd W. Halloran Todd W. Halloran	Director	June 29, 2004

/s/ Charles P. Rullman Charles P. Rullman	Director	June 29, 2004

Byron E. Allumbaugh	Director

Peter M. Starrett	Director

/s/ Paul M. Brunswick Paul M. Brunswick	Director	June 29, 2004

Hubert E. Yarborough, III	Director

/s/ Thomas M. Murnane Thomas M. Murnane	Director	June 29, 2004

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2(2)	Amended and Restated Bylaws of The Pantry.

4.1(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4*	Registration Rights Agreement dated December 30, 1996, by and among The Pantry, FSEP III and FSEP International.

10.1(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2(2)	Form of Incentive Stock Option Agreement.

10.3(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

Exhibit No.	Description of Document

10.5(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14(10)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15(11)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16(11)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17(11)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18(11)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19(11)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.	Description of Document

10.23(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.24(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26(2)	Form of Subsidiary Guaranty.

10.27(2)	Form of Subsidiary Security Agreement.

10.28(2)	Form of Subsidiary Pledge Agreement.

10.29(2)	Form of Subsidiary Trademark Security Agreement.

10.30(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31(2)	Form of Stock Subscription Agreement.

10.32(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33(9)	Distribution Service Agreement dated as of March 29, 1998 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36(2)	Form of Indemnification Agreement.

10.37(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39(2)	1999 Stock Option Plan.

10.40(6)(12)	Management and Administrative Incentive Plan.

10.41(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

Exhibit No.	Description of Document

10.42(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45* (6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

23.2	Consent of Deloitte & Touche, LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.

(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.

(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).

(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).

(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.

(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.

(6)	Represents a management contract or compensation plan arrangement.

(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.

(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.

(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.

(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.

(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.

(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.

(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.