Form 10-Q
period 2004-06-24
PANTRY INC
filed 2004-08-05
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 24, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	20,124,209 SHARES
(Class)	(Outstanding at July 27, 2004)

THE PANTRY, INC.

FORM 10-Q

JUNE 24, 2004

PART I-FINANCIAL INFORMATION.

Item 1.    Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 24, 2004	September 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$103,364	$72,901
Receivables, net (Note 2)	37,009	30,423
Inventories (Note 2)	96,043	84,156
Prepaid expenses (Note 2)	8,030	6,326
Property held for sale (Note 2)	6,428	2,013
Deferred income taxes	4,334	4,334

Total current assets	255,208	200,153

Property and equipment, net (Note 2)	405,372	400,609

Other assets:
Goodwill (Note 2)	338,649	278,629
Deferred financing costs, net (Notes 4 and 8)	8,451	10,757
Environmental receivables (Note 3)	15,784	15,109
Other (Note 2)	11,505	8,908

Total other assets	374,389	313,403

Total assets	$1,034,969	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$12,030	$27,558
Current maturities of capital lease obligations	1,375	1,375
Accounts payable (Note 2)	106,294	78,885
Accrued interest (Note 4)	8,415	11,924
Accrued compensation and related taxes	12,318	12,840
Other accrued taxes	14,817	16,510
Accrued insurance	16,431	12,293
Other accrued liabilities (Note 2)	12,409	21,315

Total current liabilities	184,089	182,700

Long-term debt (Note 4)	583,018	470,011

Other liabilities:
Environmental reserves (Note 3)	13,886	13,823
Deferred income taxes	52,851	50,015
Deferred revenue	32,154	37,251
Capital lease obligations	14,769	15,779
Other noncurrent liabilities	16,291	15,922

Total other liabilities	129,951	132,790

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 20,121,709 and 18,107,597 issued and outstanding at June 24, 2004 and September 25, 2003, respectively	202	182
Additional paid-in capital	131,306	128,002
Shareholder loans	(23)	(173)
Accumulated other comprehensive income (deficit), net (Note 6)	553	(690)
Accumulated earnings	5,873	1,343

Total shareholders’ equity	137,911	128,664

Total liabilities and shareholders’ equity	$1,034,969	$914,165

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$302,301	$263,890	$842,122	$741,130
Gasoline	625,448	441,093	1,616,021	1,274,745
Commissions	8,155	6,472	23,485	20,001

Total revenues	935,904	711,455	2,481,628	2,035,876

Cost of sales:
Merchandise	201,201	175,388	557,692	495,360
Gasoline	580,993	401,050	1,496,887	1,166,379

Total cost of sales	782,194	576,438	2,054,579	1,661,739

Gross profit	153,710	135,017	427,049	374,137
Operating expenses:
Operating, general and administrative expenses	109,252	95,945	319,820	281,409
Depreciation and amortization	13,578	14,314	41,183	39,919

Total operating expenses	122,830	110,259	361,003	321,328

Income from operations	30,880	24,758	66,046	52,809

Other income (expense):
Loss on extinguishment of debt (Notes 4 and 8)	—	(2,888)	(23,087)	(2,888)
Interest expense (Note 8)	(9,128)	(12,372)	(36,438)	(37,187)
Miscellaneous	482	396	845	1,337

Total other expense	(8,646)	(14,864)	(58,680)	(38,738)

Income before income taxes	22,234	9,894	7,366	14,071
Income tax expense	(8,560)	(3,809)	(2,836)	(5,419)

Net income before cumulative effect adjustment	13,674	6,085	4,530	8,652
Cumulative effect adjustment, net of income tax (Note 7)	—	—	—	(3,482)

Net Income	$13,674	$6,085	$4,530	$5,170

Earnings per share (Note 10):
Basic:
Net income before cumulative effect adjustment	$0.68	$0.34	$0.23	$0.48
Cumulative effect adjustment	—	—	—	(0.19)

Net Income	$0.68	$0.34	$0.23	$0.29

Diluted:
Net income before cumulative effect adjustment	$0.66	$0.33	$0.22	$0.47
Cumulative effect adjustment	—	—	—	(0.19)

Net Income	$0.66	$0.33	$0.22	$0.28

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 24, 2004	June 26, 2003
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,530	$5,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,183	39,919
Provision for deferred income taxes	2,836	5,419
Loss on extinguishment of debt	23,087	2,888
(Gain) loss on sale of property and equipment	(1,892)	461
Impairment of long-lived assets	1,470	525
Fair market value change in non-qualifying derivatives	(1,741)	(1,979)
Provision for closed stores	1,246	1,543
Cumulative effect of change in accounting principle	—	3,482
Amortization of deferred loan costs	1,978	1,904
Amortization of long-term debt discount	534	243
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(5,998)	289
Inventories	(1,869)	5,742
Prepaid expenses	(1,588)	(1,795)
Other noncurrent assets	432	171
Accounts payable	15,973	(13,538)
Other current liabilities and accrued expenses	(8,962)	(15,044)
Reserves for environmental expenses	(612)	886
Other noncurrent liabilities	(6,736)	(1,737)

Net cash provided by operating activities	63,871	34,549

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,084)	(1,716)
Additions to property and equipment	(26,090)	(10,789)
Proceeds from sale of land, building and equipment	102,582	5,688
Acquisitions of related businesses, net of cash acquired	(185,528)	(1,449)

Net cash used in investing activities	(110,120)	(8,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(1,010)	(1,004)
Principal repayments of long-term debt, including redemption premiums	(589,403)	(304,061)
Proceeds from issuance of long-term borrowings	675,000	299,440
Proceeds from exercise of stock options	3,324	—
Repayments of shareholder loans	150	295
Other financing costs	(11,349)	(7,254)

Net cash provided by (used in) financing activities	76,712	(12,584)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,463	13,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	42,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,364	$55,935

Cash paid (refunded) during the period:
Interest	$39,490	$43,326

Taxes	$276	$(46)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 24, 2004 and for the three and nine months ended June 24, 2004 and June 26, 2003 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2003, as amended.

Our results of operations for the three and nine months ended June 24, 2004 and June 26, 2003 are not necessarily indicative of results to be expected for the full fiscal year. Additionally, on October 16, 2003 we acquired 138 convenience stores operating under the Golden Gallon® banner. See Note 2 for further discussion of this acquisition. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2004 fiscal year ends on September 30, 2004 and is a 53 week year. Fiscal 2003 was a 52 week year.

The Pantry

As of June 24, 2004, we operated 1,367 convenience stores located in Florida (463), North Carolina (324), South Carolina (239), Tennessee (103), Georgia (98), Mississippi (52), Kentucky (38), Virginia (30), Indiana (12), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except North Carolina and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,341 locations, 933 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, Exxon® and Texaco®.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003,

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective beginning in the Company’s second quarter ending March 25, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46R to be a variable interest entity), the Company’s results of operations and financial condition may be impacted.

Stock-Based Compensation

The Company accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Net income (in thousands):
As reported	$13,674	$6,085	$4,530	$5,170
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(103)	(68)	(267)	(219)

Pro forma	$13,571	$6,017	$4,263	$4,951

Basic earnings per share:
As reported	$0.68	$0.34	$0.23	$0.29
Pro forma	$0.68	$0.33	$0.22	$0.27
Diluted earnings per share:
As reported	$0.66	$0.33	$0.22	$0.28
Pro forma	$0.66	$0.33	$0.21	$0.27

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

acquired assets in the convenience store retail business. Simultaneous with the closing, the Company sold the dairy plant and related assets and the fuel hauling operation to existing suppliers of the Company.

The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million sale/leaseback transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. The Company funded the second transaction with $80.0 million of debt through borrowings under an amendment to the Company’s existing senior secured credit facility, see Note 4, and available cash.

The following purchase price allocations for the Golden Gallon® acquisition are preliminary estimates, based on available information and certain assumptions management believes to be reasonable. Accordingly, such purchase price allocations are subject to finalization. The allocations are based on the fair values on the date of the acquisition (amounts in thousands):

Assets Acquired:
Receivables	$1,263
Inventories	10,018
Prepaid expenses	116
Property held for sale	101,216
Property and equipment	31,368
Other non current assets	432

Total assets	144,413

Liabilities Assumed:
Accounts payable	(11,436)
Other accrued liabilities	(10,650)

Total liabilities	(22,086)

Net tangible assets acquired	122,327

Trademarks	2,800
Goodwill	60,364

Total consideration paid, including direct costs, net of cash acquired	$185,491

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Total revenues	$935,904	$817,699	$2,493,476	$2,338,214
Net income before cumulative effect adjustment	13,674	8,684	4,558	15,876
Net income	13,674	8,684	4,558	11,588
Earnings per share before cumulative effect adjustment
Basic	$0.68	$0.48	$0.23	$0.88
Diluted	$0.66	$0.47	$0.22	$0.87
Earnings per share:
Basic	$0.68	$0.48	$0.23	$0.64
Diluted	$0.66	$0.47	$0.22	$0.63

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of June 24, 2004, we were contingently liable for outstanding letters of credit in the amount of approximately $34.6 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 24, 2004, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $13.9 million and $13.8 million as of as of June 24, 2004 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 241 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.2 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $0.7 million for remediation, tank removal and litigation. Also, as of June 24, 2004 and September 25, 2003 there were an additional 508 and 487, respectively, sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate to determine the appropriate reserve.

The Pantry anticipates that it will be reimbursed for expenditures from state trust funds and private insurance. As of June 24, 2004, anticipated reimbursements of $15.8 million are recorded as long-term environmental receivables and $2.6 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. The Pantry will perform remediation in other states through independent contractor firms engaged by The Pantry. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although The Pantry is not aware of releases or contamination at other locations where it currently operates or has operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 24, 2004	September 25, 2003
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$—
Senior credit facility; interest payable monthly at LIBOR plus 2.75%; principal due in quarterly installments through March 31, 2011	345,000	—
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	—	200,000
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $ 3,347	—	247,153
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $ 682	—	50,318
Other notes payable; various interest rates and maturity dates	48	98

Total long-term debt	595,048	497,569
Less—current maturities	(12,030)	(27,558)

Long-term debt, net of current maturities	$583,018	$470,011

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On October 16, 2003, we entered into an amendment to our existing senior credit facility to increase the borrowing under the first lien term loan by $80.0 million. The proceeds from the amendment to the term loan were used to fund the Golden Gallon® acquisition. We incurred approximately $2.6 million in costs associated with the amendment, which were deferred.

On February 19, 2004, we called for redemption all of our outstanding $200.0 million principal amount of 10 1/4% Senior Subordinated Notes due 2007 and completed the sale of $250.0 million of our 7.75% Senior Subordinated Notes due 2014. The redemption was completed on March 22, 2004. We incurred approximately $6.6 million in costs associated with the sale of the new notes, which were deferred and will be amortized over the life of the new notes.

On March 12, 2004, we entered into an Amended and Restated Credit Agreement which, consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility that expires in March, 2010, to replace all amounts outstanding under our previous senior secured credit facility. Each of the Revolving Credit Facility and the Term Loan Facility are available for refinancing certain existing indebtedness of the Company, working capital financing and general corporate purposes. In addition, the Revolving Credit Facility is available for issuing commercial and standby letters of credit. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement.

We recorded a loss on the redemption of the 10 1/4% Senior Subordinated Notes and refinancing of the senior credit facility of approximately $23.1 million. See Note 8.

At June 24, 2004, our senior credit facility consists of a $345.0 million term loan and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.75%. In the event our leverage ratio, as defined in the agreement, were to be below 3.5 to 1.0, the $345.0 million term loan would bear interest at LIBOR plus 2.50%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of June 24, 2004, there were no outstanding borrowings under the revolving credit facility and we had approximately $34.6 million of standby letters of credit issued under the facility. As a result, we had approximately $35.4 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of June 24, 2004, the effective LIBOR rate was 1.10.

The remaining annual maturities of our long-term debt are as follows (amounts in thousands):

Year Ended September:
2004	$8,009
2005	12,029
2006	16,010
2007	16,000
2008	16,000
Thereafter	527,000

Total long-term debt	$595,048

As of June 24, 2004, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness; changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting was $0.6 million and $1.1 million for the third quarter of fiscal 2004 and fiscal 2003, respectively, and $1.7 million and $2.0 million for the nine months ended June 24, 2004 and June 26, 2003, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 24, 2004, other noncurrent liabilities include derivative liabilities of $0.1 million and other noncurrent assets include derivative assets of $1.0 million. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $1.5 million and $1.4 million, respectively. Cash flow hedges at June 24, 2004 have various settlement dates, the latest of which are April 2006 interest rate swaps.

NOTE 6—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Net income	$13,674	$6,085	$4,530	$5,170
Other comprehensive income:
Cumulative effect of adoption of SFAS No. 133 (net of deferred income taxes of $0, $25, $0 and $93, respectively)	—	51	—	158
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $1,557, $(693), $778 and $359, respectively)	2,486	(1,107)	1,243	574

Other comprehensive income (loss)	2,486	(1,056)	1,243	732

Comprehensive income	$16,160	$5,029	$5,773	$5,902

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The components of unrealized gains (losses) on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Unrealized gains (losses) on qualifying cash flow hedges	$2,992	$(1,096)	$2,154	$2,459
Less: Reclassification adjustment for expenses included in net income	(506)	(11)	(911)	(1,885)

Net unrealized gains (losses) on qualifying cash flow hedges	$2,486	$(1,107)	$1,243	$574

Accumulated other comprehensive income/(deficit), net of related income taxes, is composed of unrealized gains on qualifying cash flow hedges of $0.6 million as of June 24, 2004 and unrealized losses of $0.7 million as of September 25, 2003.

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

A reconciliation of the Company’s liability is as follows (in thousands):

	Nine Months Ended
	June 24, 2004	June 26, 2003
Beginning balance	$9,240	$8,443
Liabilities incurred	7	151
Liabilities assumed—acquisitions	1,236	—
Liabilities settled	(273)	(93)
Accretion expense	616	607

Ending balance	$10,826	$9,108

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Interest on long-term debt	$8,066	$10,241	$31,661	$28,717
Interest rate swap settlements	823	1,971	2,864	6,871
Interest on capital lease obligations	554	547	1,658	1,642
Fair market value change in non-qualifying derivatives	(577)	(1,136)	(1,741)	(1,979)
Amortization of deferred financing costs	249	734	1,978	1,904
Miscellaneous	13	15	18	32

Subtotal: Interest expense	$9,128	$12,372	$36,438	$37,187
Loss on debt extinguishment	—	2,888	23,087	2,888

Total interest expense and loss on extinguishment of debt	$9,128	$15,260	$59,525	$40,075

The loss on debt extinguishment in the nine months ended June 24, 2004 relates to the redemption of our $200 million 10 1/4% senior subordinated notes and the refinancing of the senior credit facility. The loss includes the write-off of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

The loss on debt extinguishment during the three and nine months ended June 26, 2003 relates to the April 14, 2003 refinancing of our senior credit facility. In connection with this refinancing, we recorded a non-cash charge of $2.9 million related to the writeoff of deferred financing charges associated with the previous credit facility.

NOTE 9—OTHER EQUITY INSTRUMENTS

In December 1996, in connection with its purchase of 17,500 shares of Series B preferred stock, Freeman Spogli acquired warrants to purchase 2,346,000 shares of common stock. The fair value of the warrants at the date of issuance approximated $600 thousand and is included in additional paid-in capital. On December 9, 2003, Freeman Spogli exercised the warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise Freeman Spogli received 1,607,855 shares of common stock.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Net income before cumulative effect adjustment	$13,674	$6,085	$4,530	$8,652
Cumulative effect adjustment	—	—	—	(3,482)

Net income	$13,674	$6,085	$4,530	$5,170

Earnings per share—basic:
Weighted average shares outstanding	19,985	18,108	19,397	18,108

Earnings per share before cumulative effect adjustment—basic	$0.68	$0.34	$0.23	$0.48
Loss per share on cumulative effect adjustment—basic	—	—	—	(0.19)

Earnings per share—basic	$0.68	$0.34	$0.23	$0.29

Earnings per share—diluted:
Weighted average shares outstanding	19,985	18,108	19,397	18,108
Dilutive impact of options and warrants outstanding	724	342	1,203	192

Weighted average shares and potential dilutive shares outstanding	20,709	18,450	20,600	18,300

Earnings per share before cumulative effect adjustment—diluted	$0.66	$0.33	$0.22	$0.47
Loss per share on cumulative effect adjustment—diluted	—	—	—	(0.19)

Earnings per share—diluted	$0.66	$0.33	$0.22	$0.28

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 25 thousand and 3.0 million for the three months ended June 24, 2004 and June 26, 2003, respectively, and 25 thousand and 3.2 million for the nine months ended June 24, 2004 and June 26, 2003, respectively.

NOTE 11—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility and our senior subordinated notes. The guarantees are joint and several and full and unconditional. The Guarantor Subsidiaries comprise all direct and indirect subsidiaries of the Company. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$103,364	$—	$—	$103,364
Receivables, net	37,009	—	—	37,009
Inventories	96,043	—	—	96,043
Prepaid expenses	8,028	2	—	8,030
Property held for sale	6,428	—	—	6,428
Deferred income taxes	4,334	—	—	4,334

Total current assets	255,206	2	—	255,208

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	405,372	—	—	405,372

Other assets:
Goodwill	338,649	—	—	338,649
Deferred financing costs, net	8,451	—	—	8,451
Environmental receivables	15,784	—	—	15,784
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	11,448	57	—	11,505

Total other assets	350,855	43,929	(20,395)	374,389

Total assets	$1,052,156	$43,931	$(61,118)	$1,034,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$12,030	$—	$—	$12,030
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	106,294	—	—	106,294
Accrued interest	8,415	—	—	8,415
Accrued compensation and related taxes	12,318	—	—	12,318
Other accrued taxes	14,817	—	—	14,817
Accrued insurance	16,431	—	—	16,431
Other accrued liabilities	12,474	—	(65)	12,409

Total current liabilities	184,154	—	(65)	184,089

Long-term debt	583,018	—	—	583,018

Other liabilities:
Environmental reserves	13,886	—	—	13,886
Deferred income taxes	52,851	—	—	52,851
Deferred revenue	32,154	—	—	32,154
Capital lease obligations	14,769	—	—	14,769
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	16,289	2	—	16,291

Total other liabilities	147,073	3,210	(20,332)	129,951

Shareholders’ equity:
Common stock	202	523	(523)	202
Additional paid-in-capital	131,306	40,551	(40,551)	131,306
Shareholder loans	(23)	—	—	(23)
Accumulated other comprehensive income, net	553	—	—	553
Accumulated earnings (deficit)	5,873	(353)	353	5,873

Total shareholders’ equity	137,911	40,721	(40,721)	137,911

Total liabilities and shareholders’ equity	$1,052,156	$43,931	$(61,118)	$1,034,969

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$72,901	$—	$—	$72,901
Receivables, net	30,423	—	—	30,423
Inventories	84,156	—	—	84,156
Prepaid expenses	6,324	2	—	6,326
Property held for sale	2,013	—	—	2,013
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,151	2	—	200,153

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	400,609	—	—	400,609

Other assets:
Goodwill	278,629	—	—	278,629
Deferred financing costs, net	10,757	—	—	10,757
Environmental receivables	15,109	—	—	15,109
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	8,851	57	—	8,908

Total other assets	289,869	43,929	(20,395)	313,403

Total assets	$931,352	$43,931	$(61,118)	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$27,558	$—	$—	$27,558
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	78,885	—	—	78,885
Accrued interest	11,924	—	—	11,924
Accrued compensation and related taxes	12,840	—	—	12,840
Other accrued taxes	16,510	—	—	16,510
Accrued insurance	12,293	—	—	12,293
Other accrued liabilities	21,380	—	(65)	21,315

Total current liabilities	182,765	—	(65)	182,700

Long-term debt	470,011	—	—	470,011

Other liabilities:
Environmental reserves	13,823	—	—	13,823
Deferred income taxes	50,015	—	—	50,015
Deferred revenue	37,251	—	—	37,251
Capital lease obligations	15,779	—	—	15,779
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	15,920	2	—	15,922

Total other liabilities	149,912	3,210	(20,332)	132,790

Shareholders’ equity:
Common stock	182	523	(523)	182
Additional paid-in-capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(173)	—	—	(173)
Accumulated other comprehensive deficit, net	(690)	—	—	(690)
Accumulated earnings (deficit)	1,343	(353)	353	1,343

Total shareholders’ equity	128,664	40,721	(40,721)	128,664

Total liabilities and shareholders’ equity	$931,352	$43,931	$(61,118)	$914,165

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise.	$302,301	$—	$—	$302,301
Gasoline	625,448	—	—	625,448
Commissions	8,155	—	—	8,155

Total revenues	935,904	—	—	935,904

Cost of sales:
Merchandise	201,201	—	—	201,201
Gasoline	580,993	—	—	580,993

Total cost of sales	782,194	—	—	782,194

Gross profit	153,710	—	—	153,710
Operating expenses:
Operating, general and administrative expenses	109,252	—	—	109,252
Depreciation and amortization	13,578	—	—	13,578

Total operating expenses.	122,830	—	—	122,830

Income from operations.	30,880	—	—	30,880

Other income (expense):
Interest expense.	(9,128)	—	—	(9,128)
Miscellaneous	482	—	—	482

Total other expense.	(8,646)	—	—	(8,646)

Income before income taxes.	22,234	—	—	22,234
Income tax expense	(8,560)	—	—	(8,560)

Net Income	$13,674	$—	$—	$13,674

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 26, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries		Eliminations		Total
Revenues:
Merchandise.	$263,890	$		$		$263,890
Gasoline	441,093		—		—	441,093
Commissions.	6,472		—		—	6,472

Total revenues	711,455		—		—	711,455

Cost of sales:
Merchandise	175,388		—		—	175,388
Gasoline .	401,050		—		—	401,050

Total cost of sales.	576,438		—		—	576,438

Gross profit	135,017		—		—	135,017
Operating expenses:
Operating, general and administrative expenses	95,945		—		—	95,945
Depreciation and amortization.	14,314		—		—	14,314

Total operating expenses.	110,259		—		—	110,259

Income from operations.	24,758		—		—	24,758

Other income (expense):
Loss on extinguishment of debt	(2,888)		—		—	(2,888)
Interest expense	(12,372)		—		—	(12,372)
Miscellaneous.	396		—		—	396

Total other expense	(14,864)		—		—	(14,864)

Income before income taxes	9,894		—		—	9,894
Income tax expense.	(3,809)		—		—	(3,809)

Net Income	$6,085	$		$		$6,085

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$842,122	$—	$—	$842,122
Gasoline	1,616,021	—	—	1,616,021
Commissions	23,485	—	—	23,485

Total revenues	2,481,628	—	—	2,481,628

Cost of sales:
Merchandise	557,692	—	—	557,692
Gasoline	1,496,887	—	—	1,496,887

Total cost of sales	2,054,579	—	—	2,054,579

Gross profit	427,049	—	—	427,049
Operating expenses:
Operating, general and administrative expenses	319,820	—	—	319,820
Depreciation and amortization	41,183	—	—	41,183

Total operating expenses	361,003	—	—	361,003

Income from operations	66,046	—	—	66,046

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(36,438)	—	—	(36,438)
Miscellaneous	845	—	—	845

Total other expense	(58,680)	—	—	(58,680)

Income before income taxes	7,366	—	—	7,366
Income tax expense	(2,836)	—	—	(2,836)

Net Income	$4,530	$—	$—	$4,530

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 26, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$741,130	$—	$—	$741,130
Gasoline	1,274,745	—	—	1,274,745
Commissions	20,001	—	—	20,001

Total revenues	2,035,876	—	—	2,035,876

Cost of sales:
Merchandise	495,360	—	—	495,360
Gasoline	1,166,379	—	—	1,166,379

Total cost of sales	1,661,739	—	—	1,661,739

Gross profit	374,137	—	—	374,137
Operating expenses:
Operating, general and administrative expenses	281,409	—	—	281,409
Depreciation and amortization	39,919	—	—	39,919

Total operating expenses	321,328	—	—	321,328

Income from operations	52,809	—	—	52,809

Other income (expense):
Loss on extinguishment of debt	(2,888)	—	—	(2,888)
Interest expense	(37,187)	—	—	(37,187)
Miscellaneous	1,337	—	—	1,337

Total other expense	(38,738)	—	—	(38,738)

Income before income taxes	14,071	—	—	14,071
Income tax expense	(5,419)	—	—	(5,419)

Net income before cumulative effect adjustment	8,652	—	—	8,652
Cumulative effect adjustment, net of income tax	(3,482)	—	—	(3,482)

Net Income	$5,170	$—	$—	$5,170

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Nine Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,530	$—	$—	$4,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,183	—	—	41,183
Provision for deferred income taxes	2,836	—	—	2,836
Loss on extinguishment of debt	23,087	—	—	23,087
Gain on sale of property and equipment	(1,892)	—	—	(1,892)
Impairment of long-lived assets	1,470	—	—	1,470
Fair market value change in non-qualifying derivatives	(1,741)	—	—	(1,741)
Provision for closed stores	1,246	—	—	1,246
Amortization of deferred loan costs	1,978	—	—	1,978
Amortization of long-term debt discount	534	—	—	534
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(5,998)	—	—	(5,998)
Inventories	(1,869)	—	—	(1,869)
Prepaid expenses	(1,588)	—	—	(1,588)
Other noncurrent assets	432	—	—	432
Accounts payable	15,973	—	—	15,973
Other current liabilities and accrued expenses	(8,962)	—	—	(8,962)
Reserves for environmental expenses	(612)	—	—	(612)
Other noncurrent liabilities	(6,736)	—	—	(6,736)

Net cash provided by operating activities	63,871	—	—	63,871

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,084)	—	—	(1,084)
Additions to property and equipment	(26,090)	—	—	(26,090)
Proceeds from sale of land, building and equipment	102,582	—	—	102,582
Acquisitions of related businesses, net of cash acquired	(185,528)	—	—	(185,528)

Net cash used in investing activities	(110,120)	—	—	(110,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(1,010)	—	—	(1,010)
Principal repayments of long-term debt, including redemption premiums	(589,403)	—	—	(589,403)
Proceeds from issuance of long-term borrowings	675,000	—	—	675,000
Proceeds from exercise of stock options	3,324	—	—	3,324
Repayments of shareholder loans	150	—	—	150
Other financing costs	(11,349)	—	—	(11,349)

Net cash provided by (used in) financing activities	76,712	—	—	76,712

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,463	—	—	30,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,364	$—	$—	$103,364

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Nine Months Ended June 26, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,170	$—	$—	$5,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,919	—	—	39,919
Provision for deferred income taxes	5,419	—	—	5,419
Loss on extinguishment of debt	2,888	—	—	2,888
Loss on sale of property and equipment	461	—	—	461
Impairment of long-lived assets	525	—	—	525
Fair market value change in non-qualifying derivatives	(1,979)	—	—	(1,979)
Provision for closed stores	1,543	—	—	1,543
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	1,904	—	—	1,904
Amortization of long-term debt discount	243	—	—	243
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	289	—	—	289
Inventories	5,742	—	—	5,742
Prepaid expenses	(1,795)	—	—	(1,795)
Other noncurrent assets	171	—	—	171
Accounts payable	(13,538)	—	—	(13,538)
Other current liabilities and accrued expenses	(15,044)	—	—	(15,044)
Reserves for environmental expenses	886	—	—	886
Other noncurrent liabilities	(1,737)	—	—	(1,737)

Net cash provided by operating activities	34,549	—	—	34,549

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,716)	—	—	(1,716)
Additions to property and equipment	(10,789)	—	—	(10,789)
Proceeds from sale of land, building and equipment	5,688	—	—	5,688
Acquisitions of related businesses, net of cash acquired	(1,449)	—	—	(1,449)

Net cash used in investing activities	(8,266)	—	—	(8,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(1,004)	—	—	(1,004)
Principal repayments of long-term debt, including redemption premiums	(304,061)	—	—	(304,061)
Proceeds from issuance of long-term borrowings	299,440	—	—	299,440
Repayments of shareholder loans	295	—	—	295
Other financing costs	(7,254)	—	—	(7,254)

Net cash provided by (used in) financing activities	(12,584)	—	—	(12,584)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,699	—	—	13,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,236	—	—	42,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,935	$—	$—	$55,935

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

This report, including without limitation, statements under our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from the Golden Gallon® acquisition, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 5, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Introduction

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,367 stores in ten states as of June 24, 2004. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue acquisitions.

We had favorable results for our third quarter of fiscal 2004 and we believe this was a direct result of several recent operational and financial initiatives designed to enhance our profitability. In particular, we remain focused on our re-branding and re-imaging initiative and as of June 24, 2004 we have re-branded and re-imaged 425 locations, including 170 stores that have been converted or re-imaged to BP®/Amoco®, 144 stores that have received Citgo® image upgrades and 111 stores that have been converted to our Kangaroo® private brand format. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. We believe this combined initiative allows us to leverage the cost of a complete facelift to most of our facilities, provides us with increased brand identity, and helps us in our efforts to optimize our gasoline gallon growth and gross profit dollars.

During the third quarter of fiscal 2004 we continued to enhance our merchandise offering in order to drive customer traffic while maximizing gross profit dollars. We expanded our Celeste® beverage line to include a diet cola and a sugar free Red Celeste energy drink. We are continuing to broaden our private label program to items such as beef jerky and motor oil. We also introduced our “Low Carb Lane” in approximately 800 stores with an additional 200 stores expected by fiscal year end. This store rack is designed to appeal to a significant consumer population now following a low carbohydrate diet. During the third quarter of fiscal 2004 we expanded our quick service restaurant and proprietary food service offerings to 218 locations, including 62 Subway® outlets. We believe that these initiatives allowed us to realize a 33.4% gross margin, while improving comparable store merchandise revenue 3.5%, our largest increase in seven quarters.

In the gasoline segment, we continued to benefit from our supply agreements we negotiated in February, 2003. Also, during the third quarter of fiscal 2004 we negotiated an expansion and extension of our gasoline supply agreement with BP Products, North America (BP ®). As a result of this new agreement we expect our gasoline purchases from BP to grow to in excess of 400 million gallons annually and to exceed two billion gallons over the remaining term of the agreement which has been extended through December 2009. We believe this allows us to benefit from a greater branding consistency across our store base as well as preferred access to the BP ® supply channel.

During the third quarter of fiscal 2004 we continued to benefit from the Golden Gallon® acquisition completed in October, 2003. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhanced our strong regional presence. The addition of these operations contributed to our 25% increase in operating income for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

We also realized a full quarter of benefits from our refinancing which was completed during the second quarter of fiscal 2004. Our new $415.0 million senior secured credit facility together with our new $250.0 million 10-year senior subordinated notes reduced our average borrowing rate by approximately 250 basis points and enhanced our flexibility to pursue our growth strategy. Primarily as a result of this refinancing, our interest expense for the third quarter of fiscal 2004 declined $3.2 million from the third quarter of fiscal 2003.

Throughout the fourth quarter of fiscal 2004, we plan to remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of stores. We will continue to selectively review acquisition opportunities to reinforce our market position. Since 1996, we have successfully completed more than 40 acquisitions, growing our store base from 379 to 1,367 stores. We believe there are significant acquisition opportunities to strengthen our position in existing markets and expand into contiguous markets. We believe our advantageous supply agreements and operating expertise make acquisitions an attractive way to grow our business.

Market and Industry Trends

During fiscal 2004 we have experienced rising wholesale gasoline costs as domestic crude oil prices have risen from approximately $28 per barrel in October 2003 to approximately $38 per barrel as of June 24, 2004. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes, however, we are not always able to do so, and the timing of the related increase in retail prices is affected by competitive conditions. As a result, we tend to experience tighter gasoline margins in periods of rising costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged more than 12 cents per gallon on an annual basis.

Increases in wholesale cigarette costs during 2004, as well as national and local campaigns to discourage smoking in the United States, have had an adverse effect on unit demand for cigarettes domestically. We have attempted to pass along cost increases to our customers and have not generally experienced a deterioration in cigarette gross margin or in average cartons sold per store week.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of income as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	66.8%	62.0%	65.1%	62.6%
Merchandise revenue	32.3%	37.1%	33.9%	36.4%
Commission income	0.9%	0.9%	1.0%	1.0%
Cost of sales	83.6%	81.0%	82.8%	81.6%

Gross profit
Gasoline gross profit	4.7%	5.6%	4.8%	5.3%
Merchandise gross profit	10.8%	12.4%	11.5%	12.1%
Commission gross profit	0.9%	0.9%	1.0%	1.0%
Operating, general and administrative expenses	11.7%	13.5%	12.9%	13.8%
Depreciation and amortization	1.5%	2.0%	1.7%	2.0%

Income from operations	3.3%	3.5%	2.7%	2.6%
Loss on extinguishment of debt	—	(0.4)%	(0.9)%	(0.1)%
Interest and miscellaneous expense	(0.9)%	(1.7)%	(1.4)%	(1.8)%

Income before income taxes	2.4%	1.4%	0.3%	0.7%
Income tax expense	(0.9)%	(0.5)%	(0.1)%	(0.3)%

Net income before cumulative effect adjustment	1.5%	0.9%	0.2%	0.4%
Cumulative effect adjustment, net of income tax	—	—	—	(0.2)%

Net income	1.5%	0.9%	0.2%	0.2%

The table below provides a summary of our selected financial data for our three and nine months ended June 24, 2004 and June 26, 2003.

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Merchandise margin	33.4%	33.5%	33.8%	33.2%
Gasoline gallons (millions)	342.8	301.5	990.2	862.4
Gasoline margin per gallon	$0.1297	$0.1328	$0.1203	$0.1257
Gasoline retail per gallon	$1.82	$1.46	$1.63	$1.48

Comparable store data:
Merchandise sales %	3.5%	0.5%	3.2%	2.0%
Gasoline gallons %	0.2%	0.6%	1.6%	-0.2%

Number of stores:
End of period	1,367	1,271	1,367	1,271
Weighted-average store count	1,371	1,272	1,370	1,278

Three Months Ended June 24, 2004 Compared to the Three Months Ended June 26, 2003

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2004 was $302.3 million compared to $263.9 million during the third quarter of fiscal 2003, an increase of $38.4 million or 14.6%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $33.7 million and a 3.5%, or $9.1 million, increase in comparable store merchandise revenue compared to the third quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $4.7 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the third quarter of fiscal 2004 was $625.4 million compared to $441.1 million during the third quarter of fiscal 2003, an increase of $184.4 million or 41.8%. The increase in gasoline revenue is primarily attributable to gasoline revenue from the Golden Gallon® acquisition of $79.6 million, an increase in comparable store gallons of 0.6 million, or 0.2%, and the 36 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the third quarter of fiscal 2004. These increases were partially offset by lost revenue from closed stores of approximately $5.1 million.

In the third quarter of fiscal 2004, gasoline gallons sold were 342.8 million compared to 301.5 million during the third quarter of fiscal 2003, an increase of 41.3 million gallons, or 13.7%. The increase is primarily attributable to an increase in gallon volume of 44.1 million from the Golden Gallon® acquisition and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 4.0 million gallons.

Commission Income.    Commission income for the third quarter of fiscal 2004 was $8.2 million compared to $6.5 million during the third quarter of fiscal 2003, an increase of $1.7 million, or 26.0%. The increase is primarily due to an increase in commission income of $1.1 million from the Golden Gallon® acquisition and comparable store increases in lottery income. During the second quarter of fiscal 2004, the State of Tennessee introduced its lottery, and sales of Tennessee lottery tickets contributed approximately $0.4 million to commission income in the third quarter of fiscal 2004.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $101.1 million for the third quarter of fiscal 2004 compared to $88.5 million for the third quarter of fiscal 2003, an increase of $12.6 million, or 14.2%. This increase is primarily attributable to the merchandise gross profit contribution of $10.8 million from stores acquired in the Golden Gallon® acquisition and increased merchandise revenue discussed above. Merchandise margin of 33.4% for the third quarter of fiscal 2004 was consistent with the 33.5% reported for the third quarter of fiscal 2003. Our merchandise gross margin has been positively impacted by the introduction of private label products and increased quick service restaurant volume.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $44.5 million for the third quarter of fiscal 2004 compared to $40.0 million for the third quarter of fiscal 2003, an increase of $4.4 million or 11.0%. The increase is primarily attributable to the gasoline gross profit contribution of $5.7 million from stores acquired in the Golden Gallon® acquisition and the comparable store gallon increase discussed above. These increases were partially offset by a decline in our gross profit per gallon to 13.0 cents for the third quarter of fiscal 2004 from 13.3 cents in the third quarter of fiscal 2003. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 3.2 cents per gallon and 2.7 cents per gallon for the three months ended June 24, 2004 and June 26, 2003, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 25% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2004 totaled $109.3 million compared to $95.9 million for the third quarter of fiscal 2003, an increase of $13.3 million or 13.9%. This increase is primarily due to operating, general and administrative expenses of approximately $10.9 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.7% in the third quarter of fiscal 2004, and adjusted for the impact of gasoline inflation were 11.7% in the third quarter of fiscal 2003.

Income from Operations.    Income from operations totaled $30.9 million for the third quarter of fiscal 2004 compared to $24.8 million for the third quarter of fiscal 2003, an increase of $6.1 million, or 24.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for the third quarter of fiscal 2004 totaled $44.9 million compared to EBITDA of $39.5 million during the third quarter of fiscal 2003, an increase of $5.5 million, or 13.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	June 24, 2004	June 26, 2003
EBITDA	$44,940	$39,468
Interest expense and loss on extinguishment of debt	(9,128)	(15,260)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	(711)	3,490
Changes in operating assets and liabilities, net:
Assets	(3,614)	5,051
Liabilities	24,972	235

Net cash provided by operating activities	$56,459	$32,984
Net cash used in investing activities	$(5,378)	$(2,405)
Net cash provided by (used in) financing activities	$1,292	$(1,318)

Loss on Extinguishment of Debt.    During the third quarter of fiscal 2003, we incurred $2.9 million in debt extinguishment costs related to the refinancing of our outstanding senior credit facility. These costs represented the write-off of unamortized deferred financing costs.

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the third quarter of fiscal 2004 was $9.1 million compared to $12.4 million for the third quarter of fiscal 2003. The decrease of $3.2 million is primarily the result of the benefits of our refinancing which was completed in March, 2004, which reduced our effective borrowing rate by approximately 250 basis points. Interest expense associated with the $80.0 million increase in our outstanding borrowings as a result of the Golden Gallon® acquisition was approximately $0.9 million for the third quarter of fiscal 2004.

Net Income.    Net income for the third quarter of fiscal 2004 was $13.7 million compared to net income of $6.1 million for the third quarter of fiscal 2003. The increase is primarily attributable to the reduced interest expense discussed above, coupled with the increased income from operations discussed above.

Nine Months Ended June 24, 2004 Compared to the Nine Months Ended June 26, 2003

Merchandise Revenue.    Merchandise revenue for the first nine months of fiscal 2004 was $842.1 million compared to $741.1 million for the first nine months of fiscal 2003, an increase of $101.0 million or 13.6%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $88.8 million and a 3.2%, or $23.0 million, increase in comparable store merchandise revenue compared to the first nine months of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $11.8 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first nine months of fiscal 2004 was $1,616.0 million compared to $1,274.7 million during the first nine months of fiscal 2003, an increase of $341.3 million, or 26.8%. The increase in gasoline revenue is primarily attributable to gasoline revenue of $197.5 million from the Golden Gallon® acquisition, an increase in comparable store gallons of 13.2 million, or 1.6%, and the 15 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2004. These increases were partially offset by lost revenue from closed stores of approximately $13.5 million.

For the first nine months of fiscal 2004, gasoline gallons sold were 990.2 million compared to 862.4 million during the first nine months of fiscal 2003, an increase of 127.8 million gallons, or 14.8%. The increase is primarily attributable to an increase in gallon volume of 122.8 million from the Golden Gallon® acquisition and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 10.9 million gallons.

Commission Income.    Commission income for the first nine months of fiscal 2004 was $23.5 million compared to $20.0 million during the first nine months of fiscal 2003, an increase of $3.5 million, or 17.4%. The increase is primarily due to an increase in commission income of $2.6 million from the Golden Gallon® acquisition. During the second quarter of fiscal 2004, the State of Tennessee introduced its lottery, and sales of Tennessee lottery tickets contributed approximately $0.7 million to commission income in the first nine months of fiscal 2004.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $284.4 million for the first nine months of fiscal 2004 compared to $245.8 million for the first nine months of fiscal 2003, an increase of $38.7 million, or 15.7%. This increase is primarily attributable to the merchandise gross profit contribution of $28.9 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 60 basis points increase in our merchandise margin. Merchandise margin increased to 33.8% for the first nine months of fiscal 2004 from the 33.2% reported for the first nine months of fiscal 2003. Our merchandise gross margin has been positively impacted by the introduction of private label products and increased quick service restaurant volume.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $119.1 million for the first nine months of fiscal 2004 compared to $108.4 million for the first nine months of fiscal 2003, an increase of $10.8 million, or 9.9%. The increase is primarily attributable to the gasoline gross profit contribution of $13.6 million from stores acquired in the Golden Gallon® acquisition and the comparable store gallon increase discussed above. These increases were partially offset by a 0.5 cent per gallon decline in gasoline gross profit per gallon to 12.0 cents for the first nine months of fiscal 2004 compared to 12.6 cents for the first nine months of fiscal 2003. During the first nine months of fiscal 2004, we have experienced increasing wholesale fuel costs. As a result of retail price increases reacting more slowly to the increased wholesale costs we have experienced tighter margins in the first nine months of fiscal 2004 when compared to the first nine months of fiscal 2003. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 2.8 cents per gallon and 2.7 cents per gallon for the nine months ended June 24, 2004 and June 26, 2003, respectively. Historically, our gasoline margin per gallon on an annual basis has remained relatively stable, averaging above 12 cents per gallon.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first nine months of fiscal 2004 totaled $319.8 million compared to $281.4 million for the first nine months of fiscal 2003, an increase of $38.4 million, or 13.6%. This increase is primarily due to operating, general and administrative expenses of approximately $30.1 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 12.9% in the first nine months of fiscal 2004, and adjusted for the impact of gasoline inflation were 13.0% in the comparable period in fiscal 2003. Administrative expenses also include approximately $1.3 million associated with the Company’s secondary offering of common stock which closed in January 2004.

Income from Operations.    Income from operations totaled $66.0 million for the first nine months of fiscal 2004 compared to $52.8 million for the first nine months of fiscal 2003, an increase of $13.2 million, or 25.1%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. EBITDA for the first nine months of fiscal 2004 totaled $108.1 million compared to EBITDA of $94.1 million for the first nine months of fiscal 2003, an increase of $14.0 million or 14.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Nine Months Ended
	June 24, 2004	June 26, 2003
EBITDA	$108,074	$94,065
Interest expense and loss on extinguishment of debt	(59,525)	(40,075)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	24,682	5,585
Changes in operating assets and liabilities, net:
Assets	(9,023)	4,407
Liabilities	(337)	(29,433)

Net cash provided by operating activities	$63,871	$34,549
Net cash used in investing activities	$(110,120)	$(8,266)
Net cash provided by (used in) financing activities	$76,712	$(12,584)

Loss on Extinguishment of Debt.    As a result of the retirement of our 10.25% subordinated notes and the refinancing of our senior credit facility during the second quarter of fiscal 2004, we incurred $23.1 million in debt extinguishment costs that have been included as a component of interest expense. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of unamortized original issue discount and call premiums of approximately $7.8 million. During the third quarter of fiscal 2003, we incurred $2.9 million in debt extinguishment costs related to the refinancing of our outstanding senior credit facility. These costs represented the write-off of unamortized deferred financing costs.

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first nine months of fiscal 2004 was $36.4 million compared to $37.2 million for the first nine months of fiscal 2003. The decrease of $0.7 million is primarily the result of a $4.0 million decline in our interest rate swap settlements and a decline of approximately 250 basis points in our average borrowing rate as a result of our second quarter fiscal 2004 refinancing discussed above. These improvements were partially offset by $1.7 million in duplicative interest on our subordinated notes during the 30-day call period in addition to the increase in our weighted average outstanding borrowings as a result of the Golden Gallon® acquisition. During the second quarter of fiscal 2004, we called $200.0 million of our outstanding 10.25% subordinated notes and replaced them with $250.0 million in 7.75% subordinated notes. The 10.25% notes included a 30-day non-cancelable call notice. During this 30-day period, both the 10.25% and 7.75% notes were outstanding, which resulted in duplicative interest expense of $1.7 million. Interest expense associated with the $80.0 million increase in our outstanding borrowings as a result of the Golden Gallon® acquisition was approximately $1.9 million for the first nine months of fiscal 2004.

Cumulative Effect Adjustment.    During the first nine months of fiscal 2003, we recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the recognition of the asset retirement obligation associated with the future disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Income.    Net Income for the first nine months of fiscal 2004 was $4.5 million compared to a net income of $5.2 million for the first nine months of fiscal 2003. The decrease is attributable to the items discussed above. For the first nine months of fiscal 2003, net income before cumulative effect of change in accounting principle was $8.7 million.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $63.9 million for the first nine months of fiscal 2004 compared to $34.5 million for the first nine months of fiscal 2003. The increase in cash flow from operations is primarily attributable to the $13.2 million increase in income from operations and a $16.0 million improvement as a result of working capital changes attributable to accounts payable, primarily due to improved payable terms with certain key vendors. We had $103.4 million of cash and cash equivalents on hand at June 24, 2004.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first nine months of fiscal 2004 were $27.2 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $1.2 million in proceeds from sale-leaseback transactions in the first nine months of fiscal 2004, excluding the $94.5 million received in the Golden Gallon® transaction.

In the first nine months of fiscal 2004, we received approximately $10.1 million in proceeds, including asset dispositions ($6.9 million), vendor reimbursements ($2.0 million) and sale-leaseback transactions ($1.2 million), excluding the $94.5 million received in the Golden Gallon® transaction. As a result, our net capital expenditures, excluding all acquisitions, for the first nine months of fiscal 2004 were $17.1 million. We anticipate that net capital expenditures for fiscal 2004 will be approximately $40.0 million.

Cash Flows from Financing Activities.    For the first nine months of fiscal 2004, net cash provided by financing activities was $76.7 million. The net cash provided was primarily the result of additional net borrowings of $85.6 million offset by additional financing costs paid during the first nine months of fiscal 2004 of approximately $11.3 million. At June 24, 2004, our long-term debt consisted primarily of $345.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes. See “Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility, which expires in March, 2010. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under our previous credit facility and loan origination costs. In connection with the amendment, we incurred debt extinguishment charges of $12.4 million, which consisted of the $3.5 million write-off of unamortized original issue discount, $7.9 million in unamortized deferred financing costs and $1.0 million in call premium. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement. As of June 24, 2004, our outstanding term loan balance was $345.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $34.6 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of June 24, 2004, we had no borrowings outstanding under the revolving credit facility, we had approximately $35.4 million in available borrowing capacity and $34.6 million of standby letters of credit were issued under the facility.

Senior Subordinated Notes.    On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year. Proceeds from the sale of the senior subordinated notes were used to redeem $200.0 million in outstanding 10 1/4% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million on our senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $6.6 million in costs associated with the new notes, which were deferred and will be amortized over the life of the new notes.

Shareholders’ Equity.    As of June 24, 2004, our shareholders’ equity totaled $137.9 million. The $9.2 million increase from September 25, 2003 is attributable to the net income for the period of $4.5 million, an increase in our accumulated other comprehensive income related to our derivative instruments of $1.2 million, a decrease in our shareholder loans outstanding of $0.2 million and an increase in additional paid in capital as a result of warrant and option exercises of $3.3 million. On December 9, 2003, Freeman Spogli exercised its warrants to purchase 2,346,000 shares of our common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price or approximately $17.5 million. The aggregate fair value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise of its warrants, Freeman Spogli received 1,607,855 shares of our common stock.

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt amortization schedule, future capital lease commitments and future operating lease commitments as of June 24, 2004:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total

Long-term debt (2)	$8,009	$12,029	$16,010	$16,000	$16,000	$527,000	$595,048
Interest (3)	9,730	35,429	33,699	32,163	31,479	128,192	270,692
Capital leases (4)	899	3,286	3,065	2,994	2,740	22,659	35,643
Operating leases (5)	16,050	61,682	58,836	57,014	55,280	461,999	710,861

Total contractual obligations	$34,688	$112,426	$111,610	$108,171	$105,499	$1,139,850	$1,612,244

(1)	Includes only payments to be made for the remaining 14 weeks of fiscal 2004.
(2)	Included in long-term debt are amounts owed on our senior subordinated notes and senior credit facility. These borrowings are further explained in Note 4, Long-term Debt, of the Notes to Consolidated Financial Statements in “Item 1. Financial Statements” in this Form 10-Q. The table assumes our long-term debt is held to maturity.
(3)	Included in interest are expected payments on our senior subordinated notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is set at the July 30, 2004 rate.
(4)	Included in capital leases is both principal and interest.
(5)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments included above, do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of June 24, 2004:

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Standby letters of credit	$9	$34,563	$—	$—	$—	$—	$34,572

(1)	Includes only standby letters of credit that expire during the remaining 14 weeks of fiscal 2004.

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $13.9 million as of June 24, 2004 represent our estimates for future expenditures for remediation, tank removal and litigation associated with 241 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.2 million of our environmental obligation will be funded by state trust funds and third party insurance. Also, as of June 24, 2004 there were an additional 508 sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established on an undiscounted basis with remediation costs based on internal and external estimates for each site. Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using a ten-percent rate.

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

Merchandise Supply Agreement.    We have a distribution service agreement with McLane Company, Inc., pursuant to which McLane is the primary distributor of traditional grocery products to our stores. In addition, we purchase all of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2008 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in the first nine months of fiscal 2004.

Gasoline Supply Agreements.    During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. Also, during the third quarter of fiscal 2004 we negotiated an expansion and extension of our gasoline supply agreement with BP®, which will now expire in 2009. We intend to re-brand and/or upgrade images for gasoline offerings at approximately 1,100 locations by the end of fiscal 2005, with 425 locations completed as of June 24, 2004. We expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-24 month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida, will remain branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive full benefits under the contracts, we are required to meet certain purchase levels. We have met our purchase level requirements under our gasoline supply contracts and expect to continue to do so.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective for our second quarter ending June 24, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if we enter into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), our results of operations and financial condition may be impacted.

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

Risks Related to Our Industry

The Convenience Store Industry Is Highly Competitive and Impacted by New Entrants.

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry by entering the gasoline retail business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety.

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

Wholesale Cost Increases of Tobacco Products Could Impact Our Operating Results.

Sales of tobacco products have averaged approximately 12.8% of our total revenue over the past three fiscal years and our tobacco gross profit accounted for approximately 16.6% of total gross profit on average in fiscal 2002 and 2003. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

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

Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

•	We may not be able to identify suitable acquisition candidates or acquire additional convenience stores on favorable terms. We compete with others to acquire convenience stores. We believe that this competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates. It may be difficult to anticipate the timing and availability of acquisition candidates.

•	During the acquisition process we may fail or be unable to discover some of the liabilities of companies or businesses that we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state or local laws.

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing systems, financial controls, information systems, management resources and human resources will need to grow to support significant growth.

Our Substantial Indebtedness and Capital Lease Obligations Could Adversely Affect Our Financial Health.

We have a significant amount of indebtedness. As of June 24, 2004, we had consolidated debt, including capital lease obligations, of approximately $611.2 million.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our substantial indebtedness could have important consequences for our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt and our leases;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets or renovate our stores; and

•	limit our ability to borrow additional funds in the future.

If we are unable to meet our debt and lease obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

In addition, the indenture governing our senior subordinated notes and our senior credit facility, which includes a term loan and a revolving credit facility, contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite Current Indebtedness Levels, We and Our Subsidiaries May Still Be Able to Incur Additional Debt. This Could Further Increase the Risks Associated with Our Substantial Leverage.

We and our subsidiaries are still able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. In addition, our senior credit facility permits us to potentially borrow up to an additional $50.0 million for permitted acquisitions (assuming certain financial conditions are met at the time) beyond the $70.0 million we can borrow under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

To Service Our Indebtedness, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Depends on Many Factors Beyond Our Control.

Our ability to make payments on our indebtedness and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If We Do Not Comply With the Covenants In Our Senior Credit Facility and the Indenture Governing Our Senior Subordinated Notes or Otherwise Default Under Them, We May Not Have the Funds Necessary to Pay All of Our Indebtedness That Could Become Due.

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness, except in specified circumstances, or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our senior credit facility limits our ability to make capital expenditures. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet interest coverage, minimum EBITDA and leverage tests. A violation of any of these covenants could cause an event of default under the senior credit facility. If we default under that facility because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or our indenture governing our senior subordinated notes likely would have a material adverse effect on us.

We Are Subject to State and Federal Environmental and Other Regulations.

Our business is subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in Florida and Georgia in support of future remediation obligations.

These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments, which could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing locations or locations that we may acquire. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect our operating results and financial condition.

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

We Depend on One Principal Supplier for the Majority of Our Merchandise.

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a contract with McLane until October 2008, but we may not be able to renew the contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of sales, financial condition and results of operations.

We Depend on Two Principal Suppliers for the Majority of Our Gasoline.

During February of 2003, we signed new gasoline supply agreements with BP®, and Citgo Petroleum Corporation, or Citgo®. During the third quarter of fiscal 2004 we negotiated an expansion and extension of our gasoline supply agreement with BP®, which will now expire in 2009. We expect that BP® and Citgo® will supply approximately 85% of our projected gasoline purchases after a conversion process that is expected to be completed by the end of fiscal 2005. We have contracts with Citgo® until 2008 and BP® until 2009, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of sales, financial condition and results of operations.

We expect to generate approximately $10 to $12 million of annualized cost savings and other benefits from our gasoline supplier and brand consolidation initiatives. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates which are difficult to predict and are necessarily speculative in nature. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from these initiatives. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and to the other information contained or incorporated by reference in this report.

We May Not Achieve the Full Expected Cost Savings and Other Benefits of Our Acquisition of Golden Gallon®

We expect to achieve $8 to $10 million of cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved at our stores at the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and to the other information contained in this report.

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

Other Risks

Future Sales of Additional Shares into the Market May Depress the Market Price of Our Common Stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales could occur, the market price of our common stock could decline. As of July 27, 2004, there were 20,124,209 shares of our common stock outstanding. Of these shares, 12,389,840 shares are freely tradable (unless held by one of our affiliates) and

7,734,369 shares are held by affiliate investment funds of Freeman Spogli & Co., or Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli investment funds have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed registration statements with the Securities and Exchange Commission that cover up to 5,100,000 shares issuable pursuant to the exercise of stock options granted and to be granted under our stock option plans. Shares registered on a registration statement may be sold freely at any time after issuance.

The Interests of Our Largest Stockholder May Conflict with Our Interests and the Interests of Our Other Stockholders.

As of July 27, 2004, Freeman Spogli owned 7,734,369 shares of our common stock and its beneficial ownership of our common stock is approximately 38.4%. In addition, three of the eight members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with our interests or the interests of our other stockholders. In the past, from time to time, we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

Any Issuance of Shares of Our Common Stock in the Future Could Have a Dilutive Effect on Your Investment.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. Raising funds by issuing securities will dilute the ownership of our existing stockholders. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock. We could choose to issue additional shares for a variety of reasons including for investment or acquisitive purposes. Such issuances may have a dilutive impact on your investment.

The Market Price for Our Common Stock Has Been and May in the Future Be Volatile, Which Could Cause the Value of Your Investment to Decline.

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors among others:

•	A deviation in our results from the expectations of public market analysts and investors;

•	Statements by research analysts about our common stock, our company or our industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Sales or other issuances of common stock by the company, senior officers or other affiliates; or

•	Other general economic, political or market conditions, many of which are beyond our control.

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

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at June 24, 2004, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of August 4, 2004.

Expected Maturity Date

as of June 24, 2004

(Dollars in thousands)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value
Long-term debt	$8,009	$12,029	$16,010	$16,000	$16,000	$527,000	$595,048	$598,111
Weighted average interest rate	6.11%	6.14%	5.98%	5.76%	5.81%	6.66%	6.26%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 24, 2004, the interest rate on 76.0% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 75.5% at June 26, 2003.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	June 24, 2004	June 26, 2003

Notional principal amount	$202,000	$177,000
Weighted average pay rate	2.72%	4.60%
Weighted average receive rate	1.45%	1.17%
Weighted average years to maturity	1.81	1.41

As of June 24, 2004, the fair value of our swap agreements represented a net asset of $0.9 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 1.    Legal Proceedings

On July 17, 2004, we were served with a summons and complaint styled “Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.” filed in the Superior Court for Forsyth County, State of North Carolina. The suit seeks class action status and asserts claims on behalf of The Pantry’s North Carolina present and former employees for unpaid wages under the North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees.

We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation. We are presently in the preliminary stages of our investigation into this matter and cannot at this time predict the outcome or provide a reasonable estimate of the potential liability, if any, that might arise.

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 31, 2004, we held our Annual Meeting of Stockholders during which our stockholders:

(1) Elected nine nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	19,219,831	99,735
Todd W. Halloran	19,082,518	237,048
Jon D. Ralph	19,082,118	237,448
Charles P. Rullman	19,082,018	237,548
Paul M. Brunswick	19,189,741	129,825
Peter M. Starrett	19,221,028	99,538
Hubert E. Yarborough, III	19,189,438	130,128
Byron E. Allumbaugh	19,189,838	129,728
Thomas M. Murnane	19,189,838	129,728

Subsequent to the Annual Meeting of Stockholders, Jon D. Ralph resigned from the Board of Directors. We have not yet appointed a new board member to fill the vacancy created by Mr. Ralph’s resignation.

(2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 30, 2004. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	19,193,972	116,959	8,635

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number		Description of Document
10.1	(1)	Second Amendment to the Branded Jobber Contract among The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2		First Amendment to the Amended and Restated Addendum to Distributor Franchise Agreement among The Pantry and Citgo Petroleum Corporation dated July 7, 2004.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.

(b)	Reports on Form 8-K

On April 23, 2004 the Company furnished a Current Report on Form 8-K attaching a press release dated April 22, 2004 announcing results for the three and six months ended March 25, 2004. Information furnished under Item 12 of the Form 8-K (including the press release attached as an exhibit) referenced in the prior sentence is not deemed to be incorporated by reference into this Form 10-Q or filed with the SEC for purposes of liability under the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 5, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1	(1)	Second Amendment to the Branded Jobber Contract among The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2		First Amendment to the Amended and Restated Addendum to Distributor Franchise Agreement among The Pantry and Citgo Petroleum Corporation dated July 7, 2004.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.