Form 10-K/A
period 2003-09-25
PANTRY INC
filed 2004-09-13
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

The undersigned registrant hereby amends Item 1 of Part I, Item 6, Item 7 and Item 8 of Part II, and Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003, as amended by Amendment No. 1 to Form 10-K/A filed with the Securities and Exchange Commission on January 7, 2004 and by Amendment No. 2 to Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2004, for the purpose of restating to reclassify certain amounts of merchandise sales, total revenues, merchandise cost of sales, and total cost of sales for the periods reflected therein. The Company has also reclassified items previously reported as commission revenue as a component of merchandise revenue. The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity.

Subsequent to the issuance of its consolidated financial statements for the year ended September 25, 2003, the Company determined that its accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The primary effects of the restatement to reclassify these amounts are discussed in Note 20 in the consolidated financial statements and supplementary data.

This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

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

Operations

The following charts set forth revenues and gross profit, respectively, for fiscal 2003 from our merchandise and gasoline operations, each as a percentage of total revenues or total gross profit, respectively, for fiscal 2003:

Merchandise Operations.    In fiscal 2003, our merchandise sales were 36.7% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise sales (in millions)	$755.1	$933.5	$990.3	$1,012.8	$1,009.7
Average merchandise sales per store (in thousands)	$687.7	$734.5	$747.4	$776.1	$791.9
Comparable store merchandise sales increase	9.6%	7.1%	(0.8)%	2.8%	0.9%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	35.2%	35.2%	34.9%	34.9%	36.2%

The increase in average merchandise sales per store in fiscal 2003 is primarily due to the fiscal 2003 comparable store merchandise sales increase of 0.9% and the closure of 35 underperforming stores.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Tobacco Products	32.1%	34.9%	33.9%	33.9%	31.7%
Beer and wine	15.6	15.7	15.9	15.9	15.6
Packaged beverages	14.3	13.3	13.9	14.2	14.6
Self-service fast foods and beverages	5.2	5.2	5.9	5.2	5.2
General merchandise, health and beauty care	6.2	6.5	5.6	6.2	6.1
Fast food service	2.9	3.5	4.2	4.1	4.2
Salty snacks	3.9	3.6	3.7	3.8	4.0
Candy	3.7	3.3	3.5	3.5	3.9
Dairy products	3.4	2.9	2.9	2.7	2.7
Bread and cakes	1.8	2.2	2.4	2.2	2.3
Newspapers and magazines	2.8	2.2	2.2	1.9	1.8
Grocery and other merchandise	5.2	4.0	3.6	3.7	4.7
Services	3.1	2.8	2.2	2.6	3.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

Services revenue is derived from lottery ticket sales, money orders, car wash, public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings.

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

In fiscal 2003, our gasoline revenues were 63.3% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

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

PART II

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

	Fiscal Year Ended (As Restated - See Note 20)
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Statement of Operations Data:
Revenues:
Merchandise revenue	$755.1	$933.5	$990.3	$1,012.8	$1,009.7
Gasoline revenue	923.8	1,497.7	1,652.7	1,470.7	1,740.7

Total revenues	1,678.9	2,431.2	2,643.0	2,483.5	2,750.4
Gross profit:
Merchandise gross profit	265.8	328.4	345.3	353.9	365.5
Gasoline gross profit	105.0	139.9	142.3	121.5	145.3

Total gross profit	370.8	468.3	487.6	475.4	510.8

Operating, general and administrative expenses	268.8 (a)	337.1	364.1	367.3	385.6	(a)
Restructuring and other charges	—	—	4.8 (b)	—	—
Depreciation and amortization(c)	42.8	56.1	63.5	54.3	54.4	(d)
Income from operations	59.3	75.2	55.2	53.9	70.8
Interest expense	41.3	52.3	58.7	51.6	49.3
Income (loss) before cumulative effect adjustment	10.4	14.0	(2.7)	1.8	15.0
Cumulative effect adjustment, net of tax	—	—	—	—	(3.5	)(e)

Net income (loss)	10.4	14.0	(2.7)	1.8	11.5
Net income (loss) applicable to common shareholders(f)	$6.2	$14.0	$(2.7)	$1.8	$11.5
Earnings (loss) per share before cumulative effect adjustment:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.83
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.82
Earnings (loss) per share:
Basic	$0.45	$0.77	$(0.15)	$0.10	$0.64
Diluted	$0.41	$0.74	$(0.15)	$0.10	$0.63
Weighted-average shares outstanding:
Basic	13,768	18,111	18,113	18,108	18,108
Diluted	15,076	18,932	18,113	18,109	18,370
Dividends paid on common stock	—	—	—	—	—
Other Financial Data:
Adjusted EBITDA(g)	$108.8	$133.2	$120.5	$108.8	$128.0
Cash provided by (used in):
Operating activities	$68.6	$88.2	$76.7	$54.0	$68.3
Investing activities(h)	(228.9)	(148.7)	(93.9)	(20.3)	(22.4)
Financing activities	157.1 (i)	82.7	14.5	(42.0)	(15.2)
Gross capital expenditures(j)	47.4	56.4	43.6	26.5	25.5
Capital expenditures, net(k)	30.1	32.1	31.6	18.8	18.9
Store Operating Data:
Number of stores (end of period)	1,215	1,313	1,324	1,289	1,258
Average sales per store:
Merchandise revenue (in thousands)	$687.7	$734.5	$747.4	$776.1	$791.9
Gasoline gallons (in thousands)	834.8	872.5	890.4	924.2	940.7
Comparable store sales(l):
Merchandise	9.6%	7.1%	(0.8)%	2.8%	0.9%
Gasoline gallons	5.9%	(2.4)%	(3.8)%	1.5%	0.7%
Operating Data:
Merchandise gross margin	35.2%	35.2%	34.9%	34.9%	36.2%
Gasoline gallons sold (in millions)	855.7	1,062.4	1,142.4	1,171.9	1,170.3
Average retail gasoline price per gallon	$1.08	$1.41	$1.45	$1.25	$1.49
Average gasoline gross profit per gallon	$0.123	$0.132	$0.125	$0.104	$0.124
Balance Sheet Data (end of period):
Cash and cash equivalents	$31.2	$53.4	$50.6	$42.2	$72.9
Working capital (deficiency)	(20.4)	(4.9)	(29.8)	(43.4)	17.5
Total assets	793.7	930.9	945.4	909.7	914.2
Total debt and capital lease obligations	455.6	541.4	559.6	521.1	514.7
Shareholders’ equity	104.2 (j)	118.0	111.1	115.2	128.7

(footnotes on following page)

(a)	On January 28, 1999, we recognized an extraordinary loss of approximately $5.9 million in connection with the repurchase of the senior notes. This loss was previously classified as an extraordinary loss. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we have reclassified this loss to operating, general and administrative expenses.

On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility.

(b)	During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.
(c)	During fiscal 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, which eliminated the amortization of goodwill. Goodwill amortization expense was $5.8 million, $3.4 million and $3.1 million for the fiscal years ended September 27, 2001, September 28, 2000 and September 30, 1999, respectively.
(d)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project which will result in either updating or changing the image of the majority of our stores within the next two years. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million.
(e)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred tax benefit of $2.2 million).
(f)	Net income (loss) applicable to common shareholders represents net income (loss) adjusted for our preferred stock dividend requirements and any redemption of preferred stock in excess of the carrying amount. Our previously outstanding Series B preferred stock was redeemed during our 1999 fiscal year.
(g)	Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

(footnotes continued on following page)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 1999	September 28, 2000	September 27, 2001	September 26, 2002	September 25, 2003
Adjusted EBITDA	$108,828	$133,163	$120,491	$108,831	$128,039
Interest expense	(41,280)	(52,329)	(58,731)	(51,646)	(49,265)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	2,749	1,089	8,592	3,983	9,016
Changes in operating assets and liabilities, net:
Assets	(3,261)	(2,364)	9,778	(7,463)	(1,796)
Liabilities	1,531	8,600	(3,428)	279	(17,730)

Net cash provided by operating activities	$68,567	$88,159	$76,702	$53,984	$68,264
Net cash used in investing activities	$(228,918)	$(148,691)	$(93,947)	$(20,313)	$(22,357)
Net cash (used in) provided by financing activities	$157,104	$82,729	$14,502	$(42,046)	$(15,242)

(h)	Investing activities include expenditures for acquisitions.
(i)	On June 8, 1999, we offered and sold 6,250,000 shares of our common stock in our initial public offering. The initial offering price was $13.00 per share and we received $75.6 million in proceeds, before expenses.
(j)	Purchases of assets to be held for sale are excluded from these amounts.
(k)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and sale-leaseback transactions.
(l)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing elsewhere in this report.

Subsequent to the issuance of our consolidated financial statements for the year ended September 25, 2003, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. The primary effects of the restatement are discussed in Note 20 to the consolidated financial statements and supplementary data. The following discussion and analysis gives effect to the restatement to reclassify these items.

	Fiscal Year Ended September 25, 2003		Fiscal Year Ended September 26, 2002		Fiscal Year Ended September 27, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Merchandise sales	1,008,902	1,009,698	998,621	1,012,786	968,614	990,319
Commission income	26,797	N/A	24.711	N/A	21,705	N/A
Total revenues	2,776,361	2,750,360	2,494,064	2,483,518	2,643,044	2,643,044
Merchandise cost of sales	670,179	644,178	669,479	658,933	645,012	645,012
Total cost of sales	2,265,557	2,239,556	2,018,662	2,008,116	2,155,401	2,155,401

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

In the merchandise segment, we completed our store reset program, which we began during fiscal 2002, introduced our Candy LaneSM aisle and began the conversion of many of our store banners to Kangaroo ExpressSM. We also rolled out our Celeste® private label beverage line and Deli Express® sandwich program to all locations. We believe these initiatives have improved our gross margin and contributed to a 0.9% increase in comparable store merchandise revenue for fiscal 2003, despite unusually wet weather throughout the Southeast and significant retail price deflation in our cigarette category.

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

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Fiscal Year Ended
	September 27, 2001	September 26, 2002	September 25, 2003
Total revenue	100.0%	100.0%	100.0%
Gasoline revenue	62.5	59.2	63.3
Merchandise revenue	37.5	40.8	36.7
Cost of sales	81.5	80.9	81.4

Gross profit	18.5	19.1	18.6
Gasoline gross profit	5.4	4.9	5.3
Merchandise gross profit	13.1	14.2	13.3
Operating, general and administrative expenses	13.8	14.7	14.0
Restructuring and other changes	0.2	—	—
Depreciation and amortization	2.4	2.2	2.0

Income from operations	2.1	2.2	2.6
Interest and miscellaneous expense	(2.2)	(2.1)	(1.8)

Income (loss) before taxes	(0.1)	0.1	0.8
Tax expense	(0.0)	(0.0)	(0.3)

Income (loss) before cumulative effect adjustment	(0.1)	0.1	0.5
Cumulative effect adjustment, net of tax	—	—	(0.1)

Net income (loss)	(0.1)	0.1	0.4

The table below provides a summary of our selected financial data for fiscal 2001, 2002 and 2003. In the table, dollars are in millions, except per gallon data.

	Fiscal Year Ended
	September 27, 2001	September 26, 2002	September 25, 2003
Merchandise margin	34.9%	34.9%	36.2%
Gasoline gallons	1,142.4	1,171.9	1,170.3
Gasoline margin per gallon	$0.1246	$0.1037	$0.1241
Gasoline retail per gallon	$1.45	$1.25	$1.49

Comparable store data:
Merchandise sales %	(0.8)%	2.8%	0.9%
Gasoline gallons %	(3.8)%	1.5%	0.7%

Number of stores:
End of period	1,324	1,289	1,258
Weighted-average store count	1,325	1,305	1,275

Fiscal 2003 Compared to Fiscal 2002

Total Revenue.    Total revenue for fiscal 2003 was $2.8 billion compared to $2.5 billion for fiscal 2002, an increase of $266.8 million or 10.7%. The increase in total revenue is primarily due to a 19.2% increase in our average retail price of gasoline gallons sold, comparable store increases in merchandise sales of $9.1 million and in gasoline gallons of 7.6 million. The impact of these factors was partially offset by lost volume from 35 closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2003 and fiscal 2002 was $1.0 billion. Merchandise revenue is consistent from fiscal 2002 to fiscal 2003 as a result of comparable store merchandise sales increase of 0.9% offset by lost volume from closed stores of approximately $12.9 million. This comparable store sales increase has been achieved despite significant retail price deflation in the cigarette category. With respect to the cigarette category, while the volume of cartons sold per store increased, the negative impact of cigarette retail price deflation was approximately 1.8% on merchandise sales. This deflation of cigarette retail prices during the period did not impact our gross dollar margin on the sale of cigarettes. Sales of tobacco products comprised approximately one-third of our merchandise sales during fiscal 2003.

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

Total Gross Profit.    Our fiscal 2003 gross profit was $510.8 million compared to $475.4 million for fiscal 2002, an increase of $35.4 million or 7.4%. The increase in gross profit is primarily attributable to increases in gasoline gross profit per gallon and merchandise margin, coupled with comparable store volume increases.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $365.5 million for fiscal 2003 compared to $353.9 million for fiscal 2002, an increase of $11.7 million or 3.3%. This increase is primarily attributable to the increase in merchandise revenue discussed above, coupled with a 130 basis points increase in our merchandise margin. Our merchandise gross margin increased to 36.2% for fiscal 2003, primarily driven by the retail price deflation in the cigarette category.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2003 was $128.0 million compared to $108.8 million for fiscal 2002, an increase of $19.2 million or 17.6%. The increase is primarily due to the items discussed above.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 26, 2002	September 25, 2003
	(amounts in thousands)
Adjusted EBITDA	$108,831	$128,039
Interest expense	(51,646)	(49,265)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	3,983	9,016
Changes in operating assets and liabilities, net:
Assets	(7,463)	(1,796)
Liabilities	279	(17,730)

Net cash provided by operating activities	$53,984	$68,264
Net cash used in investing activities	$(20,313)	$(22,357)
Net cash used in financing activities	$(42,046)	$(15,242)

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

Fiscal 2002 Compared to Fiscal 2001

Total Revenue.    Total revenue for fiscal 2002 was $2.5 billion compared to $2.6 billion for fiscal 2001, a decrease of $159.5 million or 6.0%. The decrease in total revenue is primarily due to a 13.8% decrease in our average retail price of gasoline gallons sold and lost volume from 38 closed stores. The impact of these factors was partially offset by comparable store increases in merchandise sales and gasoline gallons of 2.8% and 1.5%, respectively, as well as the effect of the full year impact of our fiscal 2001 acquisitions.

Merchandise Revenue.    Total merchandise revenue for fiscal 2002 was $1.0 billion compared to $990.3 million for fiscal 2001, an increase of $22.5 million or 2.3%. The increase in merchandise revenue is primarily due to a comparable store merchandise sales increase of 2.8% and the effect of a full year of merchandise revenue from our fiscal 2001 acquisitions. The impact of these factors was partially offset by lost volume from closed stores of $15.7 million. The comparable store volume increases were primarily due to our efforts to enhance and reposition our merchandise offerings, to increase promotional activity and to more aggressively price key categories in an effort to drive customer traffic.

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

Total Gross Profit.    Our fiscal 2002 gross profit was $475.4 million compared to $487.6 million for fiscal 2001, a decrease of $12.2 million or 2.5%. The decrease in gross profit is primarily attributable to declines in gasoline gross profit per gallon, partially offset by comparable store volume increases of $25.8 million in merchandise revenue and 15.7 million gasoline gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $353.9 million for fiscal 2002 compared to $345.3 million for fiscal 2001, an increase of $8.5 million or 2.5%. This increase is primarily attributable to the increase in merchandise revenue discussed above. Merchandise gross margin for fiscal 2002 was comparable to fiscal 2001 at 34.9%.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2002 was $108.8 million compared to $120.5 million for fiscal 2001, a decrease of $11.7 million or 9.7%. The decrease is primarily due to the items discussed above.

Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 27, 2001	September 26, 2002
	(amounts in thousands)
Adjusted EBITDA	$120,491	$108,831
Interest expense	(58,731)	(51,646)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	8,592	3,983
Changes in operating assets and liabilities, net:
Assets	9,778	(7,463)
Liabilities	(3,428)	279

Net cash provided by operating activities	$76,702	$53,984
Net cash used in investing activities	$(93,947)	$(20,313)
Net cash (used in) provided by financing activities	$14,502	$(42,046)

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

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2003 totaled $68.3 million, for fiscal 2002 totaled $54.0 million and for fiscal 2001 totaled $76.7 million. Our increase in net cash provided by operating activities for fiscal 2003 over fiscal 2002 is primarily attributable to the increase in gasoline and merchandise gross profit and its impact on operating income and Adjusted EBITDA. We had $72.9 million of cash and cash equivalents on hand at September 25, 2003.

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

Our senior credit facility also contains financial ratios and tests that must be met with respect to maximum pro forma leverage ratios, minimum fixed charge coverage ratios, minimum pro forma EBITDA, as defined in the agreement, and maximum capital expenditures. As of December 1, 2003, we have satisfied all financial ratios and tests under our senior credit facility. The senior credit facility requires us to:

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table shows our expected long-term debt payment schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of September 25, 2003:

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

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP®, Chevron®, Citgo®, Shell®, Mobil® and Texaco®. The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal. The initial terms of these supply agreements range from three to ten years and generally contain minimum annual purchase requirements as well as provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets that we may want to sell. In order to receive certain benefits under the contracts, we must first meet certain purchase levels. We have met such purchase levels and expect to continue to do so. We purchase the majority of our private branded gallons from Citgo®.

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

	Fiscal 2001(1)				Fiscal 2002(1)				Fiscal 2003(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$634,243	$635,703	$707,957	$665,141	$577,357	$558,858	$677,564	$669,739	$645,353	$666,697	$704,486	$733,824
Merchandise revenue	234,036	235,328	261,449	259,506	243,044	236,843	267,871	265,028	243,420	234,978	263,393	267,907
Gasoline revenue	400,207	400,375	446,508	405,635	334,313	322,015	409,693	404,711	401,933	431,719	441,093	465,917
Gross Profit	118,945	116,260	128,796	123,642	115,479	108,100	127,025	124,798	125,991	113,129	135,017	136,667
Merchandise gross profit	83,128	84,445	89,891	87,843	83,135	82,708	93,602	94,408	86,477	84,320	94,974	99,749
Gasoline gross profit	35,817	31,815	38,905	35,799	32,344	25,392	33,423	30,390	39,514	28,809	40,043	36,918
Income from operations	16,397	5,955	20,111	12,730	13,111	4,626	20,503	15,612	20,343	7,708	21,870	20,910
Income (loss) before cumulative effect	1,907	(4,889)	3,616	(3,290)	475	(4,138)	4,064	1,403	4,920	(2,353)	6,085	6,334
Income from operations as a percentage of full year	29.7%	10.8%	36.4%	23.1%	24.3%	8.6%	38.1%	29.0%	28.7%	10.9%	30.9%	29.5%
Comparable store merchandise sales increase (decrease)	0.8%	(2.4)%	(1.5)%	0.3%	1.7%	1.3%	3.7%	3.5%	1.5%	0.8%	(0.5)%	2.2%
Comparable store sales gasoline gallons increase (decrease)	(6.1)%	(4.7)%	(3.8)%	0.8%	0.8%	0.2%	4.4%	0.7%	(0.7)%	(0.2)%	0.6%	3.1%
Merchandise gross profit as a percentage of total revenue	13.1%	13.3%	12.7%	13.2%	14.4%	14.8%	13.8%	14.1%	13.4%	12.6%	13.5%	13.6%
Gasoline gross profit per gallon	0.132	0.114	0.134	0.119	0.112	0.090	0.111	0.101	0.139	0.104	0.133	0.120

(1)	Quarterly information has been restated. See Note 20.

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

Revenue Recognition.    Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings, which are included in merchandise revenue.

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

Volatility of Wholesale Petroleum Costs Could Impact Our Operating Results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 61.8% of total revenues and our gasoline gross profit accounted for approximately 27.8% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline for our private brand locations and our wholesale purchase costs could be adversely impacted in the event of a shortage as our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale Cost Increases of Tobacco Products Could Impact Our Merchandise Gross Profit.

Sales of tobacco products have averaged approximately 12.7% of our total revenue over the past three fiscal years. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

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

Our senior credit facility and the indenture governing our senior subordinated notes contain numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, minimum pro forma EBITDA, as defined in the agreement, and leverage tests. Our senior credit facility and indenture permit us and our subsidiaries to incur or guarantee additional debt, subject to various limitations.

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

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. While we are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company, an investment fund related to our largest stockholder recently acquired an interest in a wine wholesaler. Although we do not believe this relationship is prohibited by the laws of any state in which we operate, if a regulatory authority were to take a contrary view and revoke our retail alcohol license, it could have a material adverse effect on our business and results of operations. In addition, our ability to expand into certain states, should we desire to do so, may be adversely affected if the laws of any such state prohibit the type of relationship which exists among our largest stockholder, the investment fund affiliated with it, the wine wholesaler in which the fund invested, and us.

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

As discussed in Note 20, the accompanying consolidated financial statements have been restated.

/S/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 4, 2003, except for Note 21 as to which the date is February 12, 2004 and Note 20, as to which the date is September 7, 2004.

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

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 25, 2003	September 26, 2002	September 27, 2001
	(52 weeks)	(52 weeks)	(52 weeks)
	Restated	Restated	Restated
Revenues:
Merchandise sales (Note 20)	$1,009,698	$1,012,786	$990,319
Gasoline sales	1,740,662	1,470,732	1,652,725

Total revenues	2,750,360	2,483,518	2,643,044

Cost of sales:
Merchandise (Note 20)	644,178	658,933	645,012
Gasoline	1,595,378	1,349,183	1,510,389

Total cost of sales	2,239,556	2,008,116	2,155,401

Gross profit	510,804	475,402	487,643

Operating expenses:
Operating, general and administrative expenses	385,570	367,299	364,134
Restructuring and other charges (Note 8)	—	—	4,771
Depreciation and amortization	54,403	54,251	63,545

Total operating expenses	439,973	421,550	432,450

Income from operations	70,831	53,852	55,193

Other income (expense):
Interest expense (Note 10)	(49,265)	(51,646)	(58,731)
Miscellaneous	2,805	728	1,753

Total other expense	(46,460)	(50,918)	(56,978)

Income (loss) before income taxes	24,371	2,934	(1,785)
Income tax expense (Note 11)	(9,385)	(1,130)	(871)

Income (loss) before cumulative effect adjustment	$14,986	$1,804	$(2,656)
Cumulative effect adjustment, net of tax (Note 9)	(3,482)	—	—

Net income (loss)	$11,504	$1,804	$(2,656)

Earnings (loss) per share (Note 17):
Basic:
Income (loss) before cumulative effect adjustment	$0.83	$0.10	$(0.15)
Cumulative effect adjustment	(0.19)	—	—

Income (loss)	$0.64	$0.10	$(0.15)

Diluted:
Income (loss) before cumulative effect adjustment	$0.82	$0.10	$(0.15)
Cumulative effect adjustment	(0.19)	—	—

Income (loss)	$0.63	$0.10	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Comprehensive Deficit	Accumulated Earnings (Deficit)	Total
	Shares	Par Value
Balance at September 29, 2000	18,111	$182	$128,018	$(912)	—	$(9,308)	$117,980
Comprehensive loss, net of tax:
Net loss						(2,656)	(2,656)
Unrealized losses on qualifying cash flow hedges	—	—	—	—	(3,920)	—	(3,920)
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	98	—	98

Comprehensive loss	—	—	—	—	(3,822)	(2,656)	(6,478)
Cumulative effect of change in accounting principal	—	—	—	—	(461)	—	(461)
Repayment of shareholder loans	—	—	—	75	—	—	75
Share repurchase	(4)	(1)	(43)	—	—	—	(44)
Exercise of stock options	8	1	68	—	—	—	69

Balance, September 27, 2001	18,115	182	128,043	(837)	(4,283)	(11,964)	111,141
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,804	1,804
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,966	—	1,966
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	205	—	205

Comprehensive income	—	—	—	—	2,171	1,804	3,975
Share repurchase	(7)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	182	128,002	(708)	(2,112)	(10,160)	115,204
Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,504	11,504
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,504	12,926
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$1,344	$128,665

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—HISTORY OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

The consolidated financial statements include the accounts of The Pantry, Inc. (the “Company” or “The Pantry”) and its wholly-owned subsidiaries. Transactions and balances of each of these wholly-owned subsidiaries are also immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. The Pantry owns and operates 1,258 convenience stores in Florida (477), North Carolina (328), South Carolina (240), Georgia (56), Mississippi (53), Kentucky (38), Virginia (30), Indiana (14), Tennessee (14), and Louisiana (8).

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

Acquisition Accounting

Our acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. Accordingly, the Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition only.

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

Long-Lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets to determine if a write-down to fair value is required. We recorded a provision of approximately $1.9 million, $383 thousand and $2.3 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2003, 2002 and 2001, respectively. We record asset impairment as a component of operating, general and administrative expenses.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from the Company’s two primary product categories, gasoline and merchandise, are recognized at the point of sale. The Company derives service revenue from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings, which are included in merchandise revenue.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets consist of noncompete agreements with a carrying value of $6.6 million and $7.2 million at September 25, 2003 and September 26, 2002, respectively, net of accumulated amortization of $2.4 million and $1.8 million, respectively. Amortization expense was $626 thousand, $725 thousand and $665 thousand for fiscal 2003, 2002 and 2001, respectively. The weighted average amortization period of all

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

noncompete agreements is 29.2 years. Estimated amortization expense for each of the five fiscal years following September 25, 2003 and thereafter is: $428 thousand in fiscal 2004; $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008 and $5.1 million thereafter. Noncompete agreements are classified in other noncurrent assets in the accompanying consolidated balance sheets.

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

NOTE 7—COMPREHENSIVE INCOME (DEFICIT):

The components of accumulated other comprehensive deficit, net of related taxes, are as follows (amounts in thousands):

	2003	2002
Cumulative effect of adoption of SFAS No. 133 (net of related taxes of $0 and $93, respectively)	$—	$(158)
Unrealized losses on qualifying cash flow hedges (net of related taxes of $432 and $1,261, respectively)	(690)	(1,954)

Accumulated other comprehensive deficit	$(690)	$(2,112)

The components of other comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	2003	2002	2001
Amortization of cumulative effect of adoption of SFAS No. 133 (net of deferred taxes of $93, $135 and $61, respectively)	$158	$205	$98
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred taxes of $708, $1,292 and $(2,553), respectively)	1,264	1,966	(3,920)

Other comprehensive income (loss)	$1,422	$2,171	$(3,822)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 18—QUARTERLY FINANCIAL DATA (unaudited):

Summary quarterly financial data for fiscal 2003 and 2002, respectively, is as follows (dollars in thousands, except per share amounts):

	Year Ended September 25, 2003					Year Ended September 26, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total revenue(1)	$650,977	$673,444	$711,455	$740,485	$2,776,361	$577,373	$560,845	$681,308	$674,538	$2,494,064
Total revenue(2)	$645,353	$666,697	$704,486	$733,824	$2,750,360	$577,357	$558,858	$677,564	$669,739	$2,483,518
Gross profit	$125,991	$113,129	$135,017	$136,667	$510,804	$115,479	$108,100	$127,025	$124,798	$475,402
Income (loss) before income taxes:	$8,004	$(3,827)	$9,894	$10,300	$24,371	$793	$(6,895)	$6,773	$2,263	$2,934
Net income (loss)	$1,438	$(2,353)	$6,085	$6,334	$11,504	$475	$(4,138)	$4,064	$1,403	$1,804
Earnings per share:
Basic	$0.08	$(0.13)	$0.34	$0.35	$0.64	$0.03	$(0.23)	$0.22	$0.08	$0.10
Diluted	$0.08	$(0.13)	$0.33	$0.33	$0.63	$0.03	$(0.23)	$0.22	$0.08	$0.10

(1)	As originally reported.
(2)	As restated for the reclassification of certain items. See Note 20.

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

NOTE 20—RESTATEMENT:

Subsequent to the issuance of its consolidated financial statements for the year ended September 25, 2003, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” As a result of this change, merchandise cost of sales amounts of $26.0 million and $10.5 million for fiscal years ended September 25, 2003 and September 26, 2002, respectively, which were previously recorded in merchandise cost of sales, have been netted against merchandise revenue. We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. A summary of the primary effects of the restatement to reclassify these amounts is as follows:

	Fiscal Year Ended September 25, 2003		Fiscal Year Ended September 26, 2002		Fiscal Year Ended September 27, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations:
Merchandise sales	1,008,902	1,009,698	998,621	1,012,786	968,614	990,319
Commission income	26,797	N/A	24.711	N/A	21,705	N/A
Total revenues	2,776,361	2,750,360	2,494,064	2,483,518	2,643,044	2,643,044
Merchandise cost of sales	670,179	644,178	669,479	658,933	645,012	645,012
Total cost of sales	2,265,557	2,239,556	2,018,662	2,008,116	2,155,401	2,155,401

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—GUARANTOR SUBSIDIARIES:

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$1,009,698	$—	$—	$1,009,698
Gasoline sales	1,740,662	—	—	1,740,662

Total revenues	2,750,360	—	—	2,750,360

Cost of sales:
Merchandise	644,178	—	—	644,178
Gasoline	1,595,378	—	—	1,595,378

Total cost of sales	2,239,556	—	—	2,239,556

Gross profit	510,804	—	—	510,804

Operating expenses:
Operating, general and administrative expenses	385,570	—	—	385,570
Depreciation and amortization	54,403	—	—	54,403

Total operating expenses	439,973	—	—	439,973

Income from operations	70,831	—	—	70,831

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(49,265)	—	—	(49,265)
Miscellaneous	2,805	—	—	2,805

Total other expense	(46,460)	—	—	(46,460)

Income before income taxes	24,371	—	—	24,371
Income tax expense	(9,385)	—	—	(9,385)

Income before cumulative effect adjustment	14,986	—	—	14,986
Cumulative effect adjustment, net of tax	(3,482)	—		(3,482)

Net income	$11,504	$—	$—	$11,504

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$1,012,786	$—	$—	$1,012,786
Gasoline sales	1,470,732	—	—	1,470,732

Total revenues	2,483,518	—	—	2,483,518

Cost of sales:
Merchandise	658,933	—	—	658,933
Gasoline	1,349,183	—	—	1,349,183

Total cost of sales	2,008,116	—	—	2,008,116

Gross profit	475,402	—	—	475,402

Operating expenses:
Operating, general and administrative expenses	367,299	—	—	367,299
Depreciation and amortization	54,251	—	—	54,251

Total operating expenses	421,550	—	—	421,550

Income from operations	53,852	—	—	53,852

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(51,646)	—	—	(51,646)
Miscellaneous	728	—	—	728

Total other expense	(50,918)	—	—	(50,918)

Income before income taxes	2,934	—	—	2,934
Income tax expense	(1,130)	—	—	(1,130)

Net income	$1,804	$—	$—	$1,804

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 27, 2001

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$990,319	$—	$—	$990,319
Gasoline sales	1,652,725	—	—	1,652,725

Total revenues	2,643,044	—	—	2,643,044

Cost of sales:
Merchandise	645,012	—	—	645,012
Gasoline	1,510,389	—	—	1,510,389

Total cost of sales	2,155,401	—	—	2,155,401

Gross profit	487,643	—	—	487,643

Operating expenses:
Operating, general and administrative expenses	364,134	—	—	364,134
Restructuring and other charges	4,771	—	—	4,771
Depreciation and amortization	63,545	—	—	63,545

Total operating expenses	432,450	—	—	432,450

Income from operations	55,193	—	—	55,193

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(58,731)	—	—	(58,731)
Miscellaneous	1,753	—	—	1,753

Total other expense	(56,978)	—	—	(56,978)

Loss before income taxes	(1,785)	—	—	(1,785)
Income tax expense	(871)	—	—	(871)

Net loss	$(2,656)	$—	$—	$(2,656)

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

In reaching the conclusion set forth above, the Company’s Chief Executive Officer and Chief Financial Officer considered the restatement of the Company’s consolidated financial statements, as discussed elsewhere in this Form 10-K/A. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the circumstances giving rise to the restatement were not reflective of any material weakness in the Company’s disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this Annual Report on Form 10-K/A.

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

(i)	Consolidated Financial Statements—See index on page 41 of the Annual Report on Form 10-K filed on December 9, 2003.

(ii)	Financial Statement Schedule—See index on page 41 of the Annual Report on Form 10-K filed on December 9, 2003.

(iii)	Exhibits:

Exhibit No.		Description of Document
2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4	*	Registration Rights Agreement dated December 30, 1996, by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

Exhibit No.		Description of Document
10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)(6)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)(6)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)(6)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)(6)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)(6)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)(6)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of October 10, 1999 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35	*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(6)(14)	1999 Stock Option Plan, as amended.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

Exhibit No.	Description of Document
10.43(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45*(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

12.1*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

23.2***	Consent of Deloitte & Touche, LLP.

23.3	Consent of Deloitte & Touche, LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.7	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability

Exhibit No.	Description of Document
under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.5	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.6	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.
**	Previously filed with Amendment No. 1 to Annual Report on Form 10-K/A, for the year then ended September 25, 2003, filed with the Securities and Exchange Commission on January 7, 2004.
***	Previously filed with Amendment No. 2 to Annual Report on Form 10-K/A, for the year then ended September 25, 2003, filed with the Securities and Exchange Commission on June 29, 2004.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(14)	Incorporated by reference from The Pantry’s definitive Proxy Statement dated February 10, 2003.

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

(c)    See (a)(iii) above.

(d)    See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI

Peter J. Sodini President and Chief Executive Officer

Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2004

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Accounting Officer)	September 13, 2004

/s/ TODD W. HALLORAN Todd W. Halloran	Director	September 13, 2004

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	September 13, 2004

Byron E. Allumbaugh	Director

/s/ PETER M. STARRETT Peter M. Starrett	Director	September 13, 2004

/s/ PAUL L. BRUNSWICK Paul M. Brunswick	Director	September 13, 2004

/s/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	September 13, 2004

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	September 13, 2004

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2	(2)	Amended and Restated Bylaws of The Pantry.

4.1	(3)	Indenture dated as of October 23, 1997 among The Pantry, Sandhills, Lil’ Champ and United States Trust Company of New York, as Trustee, with respect to the 10¼% Senior Subordinated Notes due 2007 (including the form of 10 1/4% Senior Subordinated Notes due 2007).

4.2	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Peter J. Sodini, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., and Baseball Partners.

4.3	(4)	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated as of June 1, 1999 among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.4	*	Registration Rights Agreement dated December 30, 1996 by and among The Pantry, FSEP III and FSEP International.

10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2	(2)	Form of Incentive Stock Option Agreement.

10.3	(3)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4	(3)	Contribution to Capital Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

Exhibit No.		Description of Document

10.5	(7)	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders.

10.6	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.7	(7)	Amended and Restated Pledge Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8	(7)	Amended and Restated Security Agreement dated as of April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9	(3)	Company Trademark Security Agreement dated as of October 23, 1997 between The Pantry and First Union, as administrative agent.

10.10	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union as Agent.

10.11	(3)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.12	(4)(6)	Amendment No. 1 to Employment Agreement between The Pantry and Peter J. Sodini.

10.13	(9)(6)	Amendment No. 2 to Employment Agreement between The Pantry and Peter J. Sodini.

10.14	(10)(6)	Amendment No. 3 to Employment Agreement between The Pantry and Peter J. Sodini.

10.15	(11)(6)	Employment Agreement dated May 2, 2003 between Daniel J. Kelly and The Pantry.

10.16	(11)(6)	Employment Agreement dated May 1, 2003 between Steven J. Ferreira and The Pantry.

10.17	(11)(6)	Employment Agreement dated May 3, 2003 between Joseph A. Krol and The Pantry.

10.18	(11)(6)	Employment Agreement dated May 6, 2003 between David M. Zaborski and The Pantry.

10.19	(11)(6)	Employment Agreement dated May 6, 2003 between Gregory J. Tornberg and The Pantry.

10.20	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.21	(3)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 among The Pantry, David R. Cannon, as Trustee, and First Union, as Agent.

10.22	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 between The Pantry and First Union, as Agent.

10.23	(3)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 between The Pantry and First Union, as Agent.

Exhibit No.		Description of Document
10.24	(3)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.25	(3)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 between Lil’ Champ and First Union, as Agent.

10.26	(2)	Form of Subsidiary Guaranty.

10.27	(2)	Form of Subsidiary Security Agreement.

10.28	(2)	Form of Subsidiary Pledge Agreement.

10.29	(2)	Form of Subsidiary Trademark Security Agreement.

10.30	(8)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31	(2)	Form of Stock Subscription Agreement.

10.32	(2)	Stock Purchase Agreement dated July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33	(9)	Distribution Service Agreement dated as of October 10, 1999 among The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement date June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34	(12)	Third Amendment to the Distribution Service Agreement by and among The Pantry, Lil’ Champ Food Stores, Inc. and McLane Company, Inc. dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35	*	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission).

10.36	(2)	Form of Indemnification Agreement.

10.37	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.38	(2)	Common Stock Purchase Warrant dated December 30, 1996.

10.39	(6)(14)	1999 Stock Option Plan, as amended.

10.40	(6)(12)	Management and Administrative Incentive Plan.

10.41	(13)	Branded Jobber Contract between The Pantry and BP Products North America Inc. dated as of February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42	(13)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated as of August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43	(13)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.44	*	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.45	*(6)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

Exhibit No.		Description of Document

12.1	*	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1	*	Subsidiaries of The Pantry.

23.1	*	Consent of Deloitte & Touche, LLP.

23.2	***	Consent of Deloitte & Touche, LLP.

23.3		Consent of Deloitte & Touche, LLP.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	***	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	***	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.7		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit No.	Description of Document

32.5	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.6	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003.
**	Previously filed with Amendment No. 1 to Annual Report on Form 10-K/A, for the year then ended September 25, 2003, filed with the Securities and Exchange Commission on January 7, 2004.
***	Previously filed with Amendment No. 2 to Annual Report on Form 10-K/A, for the year then ended September 25, 2003, filed with the Securities and Exchange Commission on June 29, 2004.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-42811).
(4)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated April 24, 2003.
(8)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated February 8, 1999.
(9)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(11)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(12)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(13)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(14)	Incorporated by reference from The Pantry’s definitive Proxy Statement dated February 10, 2003.