Form 10-Q/A
period 2003-12-25
PANTRY INC
filed 2004-09-13
CIK 915862

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

Explanatory Note

The Company hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003, filed with the Securities and Exchange Commission on February 6, 2004, for the purpose of restating to reclassify certain amounts of merchandise sales, total revenues, merchandise cost of sales, and total cost of sales for the quarterly periods reflected therein. The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended December 25, 2003, the Company determined that its accounting for sales of prepaid phone cards should be restated to report revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The primary effects of the restatement to reclassify these amounts are discussed in Note 12 to the consolidated financial statements.

This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

THE PANTRY, INC.

FORM 10-Q/A

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

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 25, 2003	December 26, 2002
	Restated	Restated
	(13 weeks)	(13 weeks)
Revenues:
Merchandise sales (Note 12)	$270,149	$243,420
Gasoline sales	474,292	401,933

Total revenues	744,441	645,353

Cost of sales:
Merchandise (Note 12)	170,722	156,943
Gasoline	433,356	362,419

Total cost of sales	604,078	519,362

Gross profit	140,363	125,991

Operating expenses:
Operating, general and administrative expenses	105,379	93,141
Depreciation and amortization	14,075	12,507

Total operating expenses	119,454	105,648

Income from operations	20,909	20,343

Other income (expense):
Interest expense (Note 9)	(13,141)	(12,773)
Miscellaneous	261	434

Total other expense	(12,880)	(12,339)

Income before income taxes	8,029	8,004
Income tax expense	(3,092)	(3,084)

Net income before cumulative effect adjustment	4,937	4,920
Cumulative effect adjustment, net of income tax (Note 8)	—	(3,482)

Net income	$4,937	$1,438

Earnings per share (Note 11):
Basic:
Net income before cumulative effect adjustment	$0.27	$0.27
Cumulative effect adjustment	—	(0.19)

Net income	$0.27	$0.08

Diluted:
Net income before cumulative effect adjustment	$0.24	$0.27
Cumulative effect adjustment	—	(0.19)

Net income	$0.24	$0.08

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 25, 2003	December 26, 2002
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,937	$1,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,075	12,507
Provision for deferred income taxes	3,092	3,084
(Gain) Loss on sale of property and equipment	(215)	202
Impairment of long-lived assets	323	75
Fair market value change in non-qualifying derivatives	(756)	(219)
Provision for closed stores	397	642
Cumulative effect of change in accounting principle	—	3,482
Amortization of deferred loan costs	853	585
Amortization of long-term debt discount	288	—
Changes in operating assets and liabilities
Receivables	(555)	180
Inventories	(820)	4,728
Prepaid expenses	780	(920)
Other noncurrent assets	(58)	134
Accounts payable	(4,047)	(13,530)
Other current liabilities and accrued expenses	(13,938)	(19,575)
Reserves for environmental expenses	(107)	(53)
Other noncurrent liabilities	(3,048)	(2,817)

Net cash provided by (used in) operating activities	1,202	(10,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(513)	(482)
Additions to property and equipment	(9,336)	(2,400)
Proceeds from sale of property held for sale	95,737	1,186
Proceeds from sale of property and equipment	1,984	1,437
Acquisitions of related businesses, net of cash acquired	(184,849)	—

Net cash used in investing activities	(96,977)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of long-term debt	(2,517)	(10,176)
Principal repayments under capital leases	(337)	(335)
Proceeds from issuance of long-term borrowings	80,000	—
Proceeds from exercise of stock options, net of repurchases	205	—
Repayments of shareholder loans	104	225
Other financing costs	(2,581)	(38)

Net cash provided by (used in) financing activities	74,874	(10,324)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,901)	(20,640)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	42,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,000	$21,596

Cash paid (refunded) during the period:
Interest	$14,177	$18,629

Taxes	$200	$(46)

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

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 25, 2003	December 26, 2002
Total revenues	$756,290	$735,204
Net income before cumulative effect adjustment	4,965	7,181
Net income	4,965	3,699
Earnings per share before cumulative effect adjustment:
Basic	$0.27	$0.40

Diluted	$0.24	$0.40

Earnings per share:
Basic	$0.27	$0.20

Diluted	$0.24	$0.20

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

NOTE 7—COMPREHENSIVE INCOME (DEFICIT)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RESTATEMENT

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended December 25, 2003, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result of this change, merchandise cost of sales amounts of $6.9 million and $5.6 million for the quarters ended December 25, 2003 and December 26, 2002, respectively, which were previously recorded in merchandise cost of sales have been netted against merchandise revenue. We have has also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. A summary of the primary effects of the restatement is as follows:

	Three Months Ended December 25, 2003		Three Months Ended December 26, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations (Unaudited):
Merchandise sales	270,025	270,149	242,340	243,420
Commission income	7,019	n/a	6,704	n/a
Total revenues	751,336	744,441	650,977	645,353
Merchandise cost of sales	177,617	170,722	162,567	156,943
Total cost of sales	610,973	604,078	524,986	519,362

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—GUARANTOR SUBSIDIARIES

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

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$52,000	$—	$—	$52,000
Receivables, net	31,567	—	—	31,567
Inventories	94,994	—	—	94,994
Prepaid expenses	5,660	2	—	5,662
Property held for sale	5,653	—	—	5,653
Deferred income taxes	4,334	—	—	4,334

Total current assets	194,208	2	—	194,210

Investment in subsidiaries	40,722	—	(40,722)	—

Property and equipment, net	420,359	—	—	420,359

Other assets:
Goodwill	337,452	—	—	337,452
Deferred financing costs, net	12,485	—	—	12,485
Environmental receivables	15,601	—	—	15,601
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	11,806	57	—	11,863

Total other assets	353,867	43,929	(20,395)	377,401

Total assets	$1,009,156	$43,931	$(61,117)	$991,970

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Current maturities of long-term debt	$32,953	$—	$—	$32,953
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	86,274	—	—	86,274
Accrued interest	10,792	—	—	10,792
Accrued compensation and related taxes	10,179	—	—	10,179
Other accrued taxes	12,059	—	—	12,059
Accrued insurance	13,442	—	—	13,442
Other accrued liabilities	12,386	—	(63)	12,323

Total current liabilities	179,460	—	(63)	179,397

Long-term debt	542,387	—	—	542,387

Other liabilities:
Environmental reserves	14,247	—	—	14,247
Deferred income taxes	53,107	—	—	53,107
Deferred revenue	37,492	—	—	37,492
Capital lease obligations	15,442	—	—	15,442
Intercompany note payable	17,124	3,207	(20,331)	—
Other noncurrent liabilities	15,708	1	—	15,709

Total other liabilities	153,120	3,208	(20,331)	135,997

SHAREHOLDERS’ EQUITY:
Common stock	199	523	(523)	199
Additional paid-in capital	128,190	40,552	(40,552)	128,190
Shareholder loans	(69)	—	—	(69)
Accumulated comprehensive deficit	(412)	—	—	(412)
Accumulated earnings (deficit)	6,281	(352)	352	6,281

Total shareholders’ equity	134,189	40,723	(40,723)	134,189

Total liabilities and shareholders’ equity	$1,009,156	$43,931	$(61,117)	$991,970

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

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$270,149	$—	$—	$270,149
Gasoline sales	474,292	—	—	474,292

Total revenues	744,441	—	—	744,441

Cost of sales:
Merchandise	170,722	—	—	170,722
Gasoline	433,356	—	—	433,356

Total cost of sales	604,078	—	—	604,078

Gross profit	140,363	—	—	140,363

Operating expenses:
Operating, general and administrative expenses	105,379	—	—	105,379
Depreciation and amortization	14,075	—	—	14,075

Total operating expenses	119,454	—	—	119,454

Income from operations	20,909	—	—	20,909

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(13,141)	—	—	(13,141)
Miscellaneous	261	—	—	261

Total other expense	(12,880)	—	—	(12,880)

Income before income taxes	8,029	—	—	8,029
Income tax expense	(3,092)	—	—	(3,092)

Net income	$4,937	$—	$—	$4,937

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Three Months Ended December 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$243,420	$—	$—	$243,420
Gasoline sales	401,933	—	—	401,933

Total revenues	645,353	—	—	645,353

Cost of sales:
Merchandise	156,943	—	—	156,943
Gasoline	362,419	—	—	362,419

Total cost of sales	519,362	—	—	519,362

Gross profit	125,991	—	—	125,991

Operating expenses:
Operating, general and administrative expenses	93,141	—	—	93,141
Depreciation and amortization	12,507	—	—	12,507

Total operating expenses	105,648	—	—	105,648

Income from operations	20,343	—	—	20,343

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(12,773)	—	—	(12,773)
Miscellaneous	434	—	—	434

Total other expense	(12,339)	—	—	(12,339)

Income before income taxes	8,004	—	—	8,004
Income tax expense	(3,084)	—	—	(3,084)

Income before cumulative effect adjustment	4,920	—	—	4,920
Cumulative effect adjustment	(3,482)	—		(3,482)

Net income	$1,438	$—	$—	$1,438

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiary	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,937	$—	$—	$4,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,075	—	—	14,075
Provision for deferred income taxes	3,092	—	—	3,092
Gain on sale of property and equipment	(215)		—	(215)
Impairment of long-lived assets	323	—	—	323
Fair market value change in non-qualifying derivatives	(756)	—	—	(756)
Provision for closed stores	397	—	—	397
Amortization of deferred loan costs	853			853
Amortization of long-term debt discount	288			288
Changes in operating assets and liabilities, net:
Receivables	(555)	—	—	(555)
Inventories	(820)	—	—	(820)
Prepaid expenses	780	—	—	780
Other noncurrent assets	(58)	—	—	(58)
Accounts payable	(4,047)	—	—	(4,047)
Other current liabilities and accrued expenses	(13,938)	—	—	(13,938)
Reserves for environmental expenses	(107)	—	—	(107)
Other noncurrent liabilities	(3,047)	—	—	(3,047)

Net cash provided by operating activities	1,202	—	—	1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(513)	—	—	(513)
Additions to property and equipment	(9,336)	—	—	(9,336)
Proceeds from sale of property held for sale	95,737	—	—	95,737
Proceeds from sale of property and equipment	1,984	—	—	1,984
Acquisitions of related businesses, net of cash acquired	(184,849)	—	—	(184,849)

Net cash used in investing activities	(96,977)	—	—	(96,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(2,517)	—	—	(2,517)
Principal repayments under capital leases	(337)	—	—	(337)
Proceeds from issuance of long-term borrowings	80,000	—	—	80,000
Proceeds from exercise of stock options, net of repurchases	205	—	—	205
Repayments of shareholder loans	104	—	—	104
Other financing costs	(2,581)	—	—	(2,581)

Net cash provided by financing activities	74,874	—	—	74,874

Net decrease in cash	(20,901)	—	—	(20,901)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	72,901	—	—	72,901

CASH & CASH EQUIVALENTS, END OF YEAR	$52,000	$—	$—	$52,000

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 26, 2002

	The Pantry (Issuer)	Guarantor Subsidiary	Eliminations	Total
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,438	$—	$—	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,507	—	—	12,507
Provision for deferred income taxes	3,084	—	—	3,084
Loss on sale of property and equipment	202		—	202
Impairment of long-lived assets	75	—	—	75
Fair market value change in non-qualifying derivatives	(219)	—	—	(219)
Provision for closed stores	642	—	—	642
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	585	—	—	585
Changes in operating assets and liabilities, net:
Receivables	180	—	—	180
Inventories	4,728	—	—	4,728
Prepaid expenses	(920)	—	—	(920)
Other noncurrent assets	134	—	—	134
Accounts payable	(13,530)	—	—	(13,530)
Other current liabilities and accrued expenses	(19,575)	—	—	(19,575)
Reserves for environmental expenses	(53)	—	—	(53)
Other noncurrent liabilities	(2,817)	—	—	(2,817)

Net cash used in operating activities	(10,057)	—	—	(10,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(482)	—	—	(482)
Additions to property and equipment	(2,400)	—	—	(2,400)
Proceeds from sale of property held for sale	1,186	—	—	1,186
Proceeds from sale of property and equipment	1,437	—	—	1,437

Net cash used in investing activities	(259)	—	—	(259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of long-term debt	(10,176)	—	—	(10,176)
Principal repayments under capital leases	(335)	—	—	(335)
Repayments of shareholder loans	225	—	—	225
Other financing costs	(38)	—	—	(38)

Net cash used in financing activities	(10,324)	—	—	(10,324)

Net decrease in cash	(20,640)	—	—	(20,640)
CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	42,236	—	—	42,236

CASH & CASH EQUIVALENTS, END OF YEAR	$21,596	$—	$—	$21,596

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended December 25, 2003 we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. The primary effects of the restatement are discussed in Note 12. The following discussion and analysis gives effect to the restatement to reclassify these amounts.

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

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	December 25, 2003	December 26, 2002
Total revenue	100.0%	100.0%
Gasoline revenue	63.7	62.3
Merchandise revenue	36.3	37.7
Cost of sales	81.1	80.5

Gross profit	18.9	19.5
Gasoline gross profit	5.5	6.1
Merchandise gross profit	13.4	13.4
Operating, general and administrative expenses	14.2	14.4
Depreciation and amortization	1.9	1.9

Income from operations	2.8	3.2
Interest and miscellaneous expense	(1.7)	(1.9)

Income before income taxes	1.1	1.2
Income tax expense	(0.4)	(0.5)

Net income before cumulative effect adjustment	0.7	0.8
Cumulative effect adjustment, net of income tax	—	(0.5)

Net income	0.7	0.3

The table below provides a summary of our selected financial data for our three months ended December 25, 2003 and December 26, 2002.

	December 25, 2003	December 26, 2002
Merchandise margin	36.8%	35.5%
Gasoline gallons (millions)	325.6	283.8
Gasoline margin per gallon	$0.1257	$0.1392
Gasoline retail per gallon	$1.46	$1.42

Comparable store data:
Merchandise sales %	2.4%	1.5%
Gasoline gallons %	3.4%	(0.7)%

Number of stores:
End of period	1,385	1,280
Weighted-average store count	1,360	1,285

Three Months Ended December 25, 2003 Compared to the Three Months Ended December 26, 2002

Total Revenue.    Total revenue for the first quarter of fiscal 2004 was $744.4 million compared to $645.4 million for the first quarter of fiscal 2003, an increase of $99.1 million or 15.4%. The increase in total revenue is primarily attributable to revenue from the Golden Gallon® acquisition of $73.7 million, increases in comparable store merchandise revenue of 2.4% and gasoline gallons of 3.4% and a 4 cents per gallon, or 2.8% increase, in our average gasoline retail price per gallon. These increases were partially offset by lost revenue from closed stores of approximately $6.9 million.

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2004 was $270.1 million compared to $243.4 million during the first quarter of fiscal 2003, an increase of $26.7 million or 11.0%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $24.6 million and a 2.4% increase in comparable store merchandise revenue compared to the first quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $3.7 million.

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

Merchandise Gross Profit and Margin.    Merchandise gross profit was $99.4 million for the first quarter of fiscal 2004 compared to $86.5 million for the first quarter of fiscal 2003, an increase of $13.0 million or 15.0%. This increase is primarily attributable to the merchandise gross profit contribution from stores acquired in the Golden Gallon® acquisition of $8.7 million, increased merchandise revenue discussed above and a 130 basis points increase in our merchandise margin. Merchandise margin increased to 36.8% for the first quarter of fiscal 2004 from the 35.5% reported for the first quarter of fiscal 2003.

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

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2004 totaled $105.4 million compared to $93.1 million for the first quarter of fiscal 2003, an increase of $12.2 million or 13.1%. This increase is primarily due to operating, general and administrative expenses of approximately $8.4 million associated with stores acquired in the Golden Gallon® acquisition and comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 14.2% in the first quarter of fiscal 2004 compared to 14.2% in the comparable period in fiscal 2003. Administrative expenses also include approximately $0.6 million associated with the Company’s secondary offering of common stock which closed in January 2004.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for the first quarter of fiscal 2004 totaled $35.2 million compared to Adjusted EBITDA of $33.3 million during the first quarter of fiscal 2003, an increase of $2.0 million or 5.9%. The increase is attributable to the increases in merchandise and gasoline gross profit as discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	December 25, 2003	December 26, 2002
Adjusted EBITDA	$35,246	$33,284
Interest expense	(13,141)	(12,773)
Adjustments to reconcile net income to net cash provided by (used in) operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	890	1,285
Changes in operating assets and liabilities, net:
Assets	(653)	4,122
Liabilities	(21,140)	(35,975)

Net cash provided by (used in) operating activities	$1,202	$(10,057)
Net cash used in investing activities	$(96,977)	$(259)
Net cash provided by (used in) financing activities	$74,874	$(10,324)

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of December 25, 2003:

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

Gasoline Supply Agreements.    During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. After a conversion of approximately 718 locations over the next 18 months, we expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida and Tennessee, will remain branded and supplied by Chevron® or Exxon®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under the contracts, we must first meet certain purchase levels. We have met these levels and expect to continue to do so.

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

Our senior credit facility and the indenture governing our senior subordinated notes contain numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, minimum pro forma EBITDA, as defined in the senior credit facility agreement, and leverage tests. Our senior credit facility and indenture permit us and our subsidiaries to incur or guarantee additional debt, subject to various limitations.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q/A. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by Form 10-Q/A, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In reaching the conclusion set forth above, the Company’s Chief Executive Officer and Chief Financial Officer considered the restatement of the Company’s consolidated financial statements, as discussed elsewhere in this Form 10-Q/A. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the circumstances giving rise to the restatement were not reflective of any material weakness in the Company’s disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this Quarterly Report on Form 10-Q/A.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

10.1	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.2	(2)	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	(2)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.4	(2)(3)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

10.5*		Purchase Agreement, dated January 22, 2004, by and among The Pantry, the persons listed on Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters

31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003, filed with the Securities and Exchange Commission on February 6, 2004.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on January 7, 2004.
(3)	Represents a management contract or compensation plan arrangement.

(b)	Reports on Form 8-K

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

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: September 13, 2004

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and between Koninklijke Ahold N.V. and The Pantry.

2.7	(1)	List of Schedules and Exhibits omitted from Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

10.1	(1)	First Amendment to Credit Agreement dated October 16, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and certain other lenders, as identified in the signature pages thereto.

10.2	(2)	Fourth Amendment to the Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	(2)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.4	(2)(3)	Amendment No. 4 to Employment Agreement between The Pantry and Peter J. Sodini.

10.5	*	Purchase Agreement, dated January 22, 2004, by and among The Pantry, the persons listed on Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit No.		Description of Document

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003, filed with the Securities and Exchange Commission on February 6, 2004.
(1)	Incorporated by reference from The Pantry’s current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2003, filed with the Securities and Exchange Commission on December 9, 2003, as amended by Amendment No. 1 filed with the Securities and Exchange Commission on January 7, 2004.
(3)	Represents a management contract or compensation plan arrangement.