Form 10-Q/A
period 2004-03-25
PANTRY INC
filed 2004-09-13
CIK 915862

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

EXPLANATORY NOTE

The Company hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2004, filed with the Securities and Exchange Commission on May 10, 2004, for the purpose of restating to reclassify certain amounts of merchandise sales, total revenues, merchandise cost of sales, and total cost of sales for the quarterly periods reflected therein. The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended March 25, 2004, the Company determined that its accounting for sales of prepaid phone cards should be restated to report revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The primary effects of the restatement to reclassify these amounts are discussed in Note 11 to the consolidated financial statements.

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

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
	Restated	Restated	Restated	Restated
Revenues:
Merchandise sales (Note 11)	$270,073	$234,978	$540,222	$478,398
Gasoline sales	516,280	431,719	990,571	833,652

Total revenues	786,353	666,697	1,530,793	1,312,050

Cost of sales:
Merchandise (Note 11)	170,587	150,658	341,562	307,601
Gasoline	482,539	402,910	915,894	765,329

Total cost of sales	653,126	553,568	1,257,456	1,072,930

Gross profit	133,227	113,129	273,337	239,120

Operating expenses:
Operating, general and administrative expenses	105,443	92,323	210,570	185,464
Depreciation and amortization	13,533	13,098	27,608	25,605

Total operating expenses	118,976	105,421	238,178	211,069

Income from operations	14,251	7,708	35,159	28,051

Other income (expense):
Loss on extinguishment of debt (Notes 4 and 8)	(23,087)	—	(23,087)	—
Interest expense (Note 8)	(14,166)	(12,042)	(27,307)	(24,815)
Miscellaneous	105	507	367	941

Total other expense	(37,148)	(11,535)	(50,027)	(23,874)

Income (loss) before income taxes	(22,897)	(3,827)	(14,868)	4,177
Income tax benefit (expense)	8,815	1,474	5,724	(1,610)

Net income (loss) before cumulative effect adjustment	(14,082)	(2,353)	(9,144)	2,567
Cumulative effect adjustment, net of tax (Note 7)	—	—	—	(3,482)

Net loss	$(14,082)	$(2,353)	$(9,144)	$(915)

Net income (loss) per share (Note 10):
Basic and diluted:
Net income (loss) before cumulative effect adjustment	$(0.71)	$(0.13)	$(0.48)	$0.14
Cumulative effect adjustment	—	—	—	(0.19)

Net loss	$(0.71)	$(0.13)	$(0.48)	$(0.05)

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Total revenues	$786,353	$772,941	$1,542,641	$1,508,145
Net income/(loss) before cumulative effect adjustment	(14,082)	246	(9,271)	7,426
Net income/(loss)	(14,082)	246	(9,271)	3,944
Earnings (loss) per share before cumulative effect adjustment:
Basic	$(0.71)	$0.01	$(0.49)	$0.41

Diluted	$(0.71)	$0.01	$(0.49)	$0.41

Earnings per share:
Basic	$(0.71)	$0.01	$(0.49)	$0.22

Diluted	$(0.71)	$0.01	$(0.49)	$0.22

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

NOTE 6—COMPREHENSIVE INCOME (DEFICIT)

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

NOTE 11—RESTATEMENT

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended March 25, 2004, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result of this change, merchandise cost of sales amounts of $8.0 million and $6.7 million for the quarters ended March 25, 2004 and March 27, 2003, respectively, and $14.9 million and $12.4 million for the six months ended March 25, 2004 and March 27, 2003, respectively, which were previously recorded in merchandise cost of sales have been netted against merchandise revenue. We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. A summary of the primary effects of the restatement are is as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 25, 2004		March 27, 2003		March 25, 2004		March 27, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Unaudited Consolidated Statements of Operations:
Merchandise sales	$269,795	$270,073	$234,900	$234,978	$539,820	$540,222	$477,240	$478,398
Commission income	8,312	n/a	6,825	n/a	15,331	n/a	13,529	n/a
Total revenues	$794,387	$786,353	$673,444	$666,697	$1,545,722	$1,530,793	$1,324,421	$1,312,050
Merchandise cost of sales	$178,621	$170,587	$157,405	$150,658	$356,491	$341,562	$319,972	$307,601
Total cost of sales	$661,160	$653,126	$560,315	$553,568	$1,272,385	$1,257,456	$1,085,301	$1,072,930

NOTE 12—GUARANTOR SUBSIDIARIES

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

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 25, 2004

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$270,073	$—	$—	$270,073
Gasoline sales	516,280	—	—	516,280

Total revenues	786,353	—	—	786,353

Cost of sales:
Merchandise	170,587	—	—	170,587
Gasoline.	482,539	—	—	482,539

Total cost of sales	653,186	—	—	653,126

Gross profit.	133,227	—	—	133,227

Operating expenses:
Operating, general and administrative expenses	105,443	—	—	105,443
Depreciation and amortization	13,533	—	—	13,533

Total operating expenses	118,976	—	—	118,976

Income from operations	14,251	—	—	14,251

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(14,166)	—	—	(14,166)
Miscellaneous	105	—	—	105

Total other expense	(37,148)	—	—	(37,148)

Loss before income taxes	(22,897)	—	—	(22,897)
Income tax benefit	8,815	—	—	8,815

Net loss	$(14,082)	$—	$—	$(14,082)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 27, 2003

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$234,978	$—	$—	$234,978
Gasoline sales	431,719	—	—	431,719

Total revenues	666,697	—	—	666,697

Cost of sales:
Merchandise	150,658	—	—	150,658
Gasoline	402,910	—	—	402,910

Total cost of sales	553,568	—	—	553,568

Gross profit	113,129	—	—	113,129

Operating expenses:
Operating, general and administrative expenses	92,323	—	—	92,323
Depreciation and amortization	13,098	—	—	13,098

Total operating expenses	105,421	—	—	105,421

Income from operations	7,708	—	—	7,708

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(12,042)	—	—	(12,042)
Miscellaneous	507	—	—	507

Total other expense	(11,535)	—	—	(11,535)

Loss before income taxes	(3,827)	—	—	(3,827)
Income tax benefit	1,474	—	—	1,474

Net loss	$(2,353)	$—	$—	$(2,353)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 25, 2004

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$540,222	$—	$—	$540,222
Gasoline sales	990,571	—	—	990,571

Total revenues	1,530,793	—	—	1,530,793

Cost of sales:
Merchandise	341,562	—	—	341,562
Gasoline	915,894	—	—	915,894

Total cost of sales	1,257,456	—	—	1,257,456

Gross profit	273,337	—	—	273,337

Operating expenses:
Operating, general and administrative expenses	210,570	—	—	210,570
Depreciation and amortization	27,608	—	—	27,608

Total operating expenses	238,178	—	—	238,178

Income from operations	35,159	—	—	35,159

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)			(23,087)
Interest expense	(27,307)	—	—	(27,307)
Miscellaneous	367	—	—	367

Total other expense	(50,027)	—	—	(50,027)

Loss before income taxes	(14,868)	—	—	(14,868)
Income tax benefit	5,724	—	—	5,724

Net loss	$(9,144)	$—	$—	$(9,144)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 27, 2003

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise sales	$478,398	$—	$—	$478,398
Gasoline sales	833,652	—	—	833,652

Total revenues	1,312,050	—	—	1,312,050

Cost of sales:
Merchandise	307,601	—	—	307,601
Gasoline	765,329	—	—	765,329

Total cost of sales	1,072,930	—	—	1,072,930

Gross profit	239,120	—	—	239,120

Operating expenses:
Operating, general and administrative expenses	185,464	—	—	185,464
Depreciation and amortization	25,605	—	—	25,605

Total operating expenses	211,069	—	—	211,069

Income from operations	28,051	—	—	28,051

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(24,815)	—	—	(24,815)
Miscellaneous	941	—	—	941

Total other expense	(23,874)	—	—	(23,874)

Income before income taxes	4,177	—	—	4,177
Income tax expense	(1,610)	—	—	(1,610)

Net income before cumulative effect adjustment	2,567			2,567
Cumulative effect adjustment	(3,482)			(3,482)

Net loss	$(915)	$—	$—	$(915)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended March 25, 2004, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. The primary effects of the restatement are discussed in Note 11 to the consolidated financial statements. The following discussion and analysis gives effect to the restatement to reclassify these amounts.

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

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	65.7%	64.8%	64.7%	63.5%
Merchandise revenue	34.3%	35.2%	35.3%	36.5%
Cost of sales	83.1%	83.0%	82.1%	81.8%

Gross profit
Gasoline gross profit	4.3%	4.3%	4.9%	5.2%
Merchandise gross profit	12.7%	12.6%	13.0%	13.0%
Operating, general and administrative expenses	13.4%	13.8%	13.8%	14.1%
Depreciation and amortization	1.7%	2.0%	1.8%	2.0%

Income from operations	1.8%	1.2%	2.3%	2.1%
Loss on extinguishment of debt	(2.9)%	—	(1.5)%	—
Interest and miscellaneous expense	(1.8)%	(1.7)%	(1.8)%	(1.8)%

Income/(loss) before income taxes	(2.9)%	(0.6)%	(1.0)%	0.3%
Income tax benefit (expense)	1.1%	0.2%	0.4%	(0.1)%

Net income/(loss) before cumulative effect adjustment	(1.8)%	(0.4)%	(0.6)%	0.2%
Cumulative effect adjustment, net of income tax	0.0%	0.0%	0.0%	(0.3)%

Net loss	(1.8)%	(0.4)%	(0.6)%	(0.1)%

The table below provides a summary of our selected financial data for our three and six months ended March 25, 2004 and March 27, 2003.

	Three Months Ended		Six Months Ended
	March 25, 2004	March 27, 2003	March 25, 2004	March 27, 2003
Merchandise margin	36.8%	35.9%	36.8%	35.7%
Gasoline gallons (millions)	321.8	277.1	647.4	561.0
Gasoline margin per gallon	$0.1048	$0.1040	$0.1154	$0.1218
Gasoline retail per gallon	$1.60	$1.56	$1.53	$1.49

Comparable store data:
Merchandise sales %	3.4%	0.8%	2.9%	1.1%
Gasoline gallons %	1.2%	(0.2)%	2.3%	(0.5)%

Number of stores:
End of period	1,374	1,274	1,374	1,274
Weighted-average store count	1,380	1,278	1,370	1,281

Three Months Ended March 25, 2004 Compared to the Three Months Ended March 27, 2003

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2004 was $270.1 million compared to $235.0 million during the second quarter of fiscal 2003, an increase of $35.1 million or 14.9%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $30.8 million and a 3.4%, or $7.9 million, increase in comparable store merchandise revenue compared to the second quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $3.8 million.

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

Merchandise Gross Profit and Margin.    Merchandise gross profit was $99.5 million for the second quarter of fiscal 2004 compared to $84.3 million for the second quarter of fiscal 2003, an increase of $15.2 million or 18.0%. This increase is primarily attributable to the merchandise gross profit contribution of $10.9 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 90 basis points increase in our merchandise margin. Merchandise margin increased to 36.8% for the second quarter of fiscal 2004 from the 35.9% reported for the second quarter of fiscal 2003. Our merchandise gross margin has been positively impacted by the introduction of private label products and increased quick service restaurant volume.

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

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2004 totaled $105.4 million compared to $92.3 million for the second quarter of fiscal 2003, an increase of $13.1 million or 14.2%. This increase is primarily due to operating, general and administrative expenses of approximately $10.8 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 13.4% in the second quarter of fiscal 2004 and adjusted for the impact of gasoline inflation were 13.6% in the second quarter of fiscal 2003. Administrative expenses also include approximately $0.7 million associated with the Company’s secondary offering of common stock, which closed in January 2004.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for the second quarter of fiscal 2004 totaled $27.9 million compared to Adjusted EBITDA of $21.3 million during the second quarter of fiscal 2003, an increase of $6.6 million or 30.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	March 25, 2004	March 27, 2003
Adjusted EBITDA	$27,889	$21,313
Interest expense and loss on extinguishment of debt	(37,253)	(12,042)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	24,499	810
Changes in operating assets and liabilities, net:
Assets	(4,756)	(4,766)
Liabilities	(4,169)	6,307

Net cash provided by operating activities	$6,210	$11,622
Net cash provided by (used in) investing activities	$7,765	$(5,602)
Net cash provided by (used in) financing activities	$546	$(942)

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

Six Months Ended March 25, 2004 Compared to the Six Months Ended March 27, 2003

Merchandise Revenue.    Merchandise revenue for the first six months of fiscal 2004 was $540.2 million compared to $478.4 million for the first six months of fiscal 2003, an increase of $61.8 million or 12.9%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $55.3 million and a 2.9%, or $13.6 million, increase in comparable store merchandise revenue compared to the first six months of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $7.4 million.

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

Merchandise Gross Profit and Margin.    Merchandise gross profit was $198.7 million for the first six months of fiscal 2004 compared to $170.8 million for the first six months of fiscal 2003, an increase of $27.9 million or 16.3%. This increase is primarily attributable to the merchandise gross profit contribution of $19.6 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 110 basis points increase in our merchandise margin. Merchandise margin increased to 36.8% for the first six months of fiscal 2004 from the 35.7% reported for the first six months of fiscal 2003.

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

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first six months of fiscal 2004 totaled $210.6 million compared to $185.5 million for the second quarter of fiscal 2003, an increase of $25.1 million or 13.5%. This increase is primarily due to operating, general and administrative expenses of approximately $19.1 million associated with stores acquired in the Golden Gallon® acquisition and comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 13.8% in the first six months of fiscal 2004, and adjusted for the impact of gasoline inflation were 13.9% in the comparable period in fiscal 2003. Administrative expenses also include approximately $1.3 million associated with the Company’s secondary offering of common stock which closed in January 2004.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for the first six months of fiscal 2004 totaled $63.1 million compared to Adjusted EBITDA of $54.6 million for the first six months of fiscal 2003, an increase of $8.5 million or 15.6%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Six Months Ended
	March 25, 2004	March 27, 2003
Adjusted EBITDA	$63,134	$54,597
Interest expense and loss on extinguishment of debt	(50,394)	(24,815)
Adjustments to reconcile net loss to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	25,390	2,095
Changes in operating assets and liabilities, net:
Assets	(5,409)	(644)
Liabilities	(25,309)	(29,668)

Net cash provided by operating activities	$7,412	$1,565
Net cash used in investing activities	$(104,742)	$(5,861)
Net cash provided by (used in) financing activities	$75,420	$(11,266)

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, future capital lease commitments (including principal and interest) and future operating lease commitments as of March 25, 2004:

Contractural Obligations

(Dollars in thousands)

	Fiscal 2004(1)	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Long-term debt	$8,025	$12,029	$16,010	$16,000	$16,000	$527,000	$595,064
Capital leases	1,799	3,286	3,065	2,994	2,740	22,658	36,542
Operating leases	32,101	62,033	58,903	56,916	54,959	460,159	725,071

Total contractual obligations	$41,925	$77,348	$77,978	$75,910	$73,699	$1,009,817	$1,356,677

(1)	Includes only payments to be made for the remaining 27 weeks of fiscal 2004.

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

Gasoline Supply Agreements.    During February 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. After a conversion of approximately 718 locations over the 18 months following the signing of the new supply agreements, we expect that BP® will supply approximately 25% of our total gasoline volume, which will be sold under the BP®/Amoco® brand. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. Including our private brand gasoline, we expect that after the 18-month conversion period, Citgo® will supply approximately 60% of our total gasoline volume. The remaining locations, primarily in Florida and Tennessee, will remain branded and supplied by Chevron® or Exxon®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under the contracts, we must first meet certain purchase levels. We have met these purchase levels and expect to continue to do so.

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

Our senior credit facility and the indenture governing our senior subordinated notes contain numerous financial and operating covenants that limit our ability to engage in activities such as acquiring or disposing of assets, engaging in mergers or reorganizations, making investments or capital expenditures and paying dividends. These covenants require that we meet interest coverage, minimum pro forma EBITDA, as defined in the senior credit facility agreement and leverage tests. Our senior credit facility and indenture permit us and our subsidiaries to incur or guarantee additional debt, subject to various limitations.

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

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number		Description of Document
4.1	(1)	Indenture, dated as of February 19, 2004, among The Pantry, subsidiaries of The Pantry and Wachovia Bank, National Association, as Trustee.

4.2	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Rule 144A of the Securities Act (included in Exhibit 4.1).

4.3	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Regulation S of the Securities Act (included in Exhibit 4.1).

4.4	(1)	Registration Rights Agreement, dated as of February 13, 2004, between The Pantry and the Initial Purchasers.

10.1	(2)	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and Credit Industriel Et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB as lenders.

10.2	(2)	Amended and Restated Pledge Agreement dated as of March 12, 2004 between The Pantry and R&X Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.3	(2)	Amended and Restated Security Agreement dated as of March 12, 2004 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit Number	Description of Document
32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2004, filed with the Securities and Exchange Commission on May 10, 2004.
(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060).
(2)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.

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

THE PANTRY, INC.

By:	/s/ Daniel J. Kelly
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: September 13, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document
4.1	(1)	Indenture, dated as of February 19, 2004, among The Pantry, subsidiaries of The Pantry and Wachovia Bank, National Association, as Trustee.

4.2	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Rule 144A of the Securities Act (included in Exhibit 4.1).

4.3	(1)	Form of 7.75% Senior Subordinated Note due 2014 under Regulation S of the Securities Act (included in Exhibit 4.1).

4.4	(1)	Registration Rights Agreement, dated as of February 13, 2004, between The Pantry and the Initial Purchasers.

10.1	(2)	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and Credit Industriel Et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB as lenders.

10.2	(2)	Amended and Restated Pledge Agreement dated as of March 12, 2004 between The Pantry and R&X Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.3	(2)	Amended and Restated Security Agreement dated as of March 12, 2004 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit Number	Description of Document
32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2004, filed with the Securities and Exchange Commission on May 10, 2004.
(1)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060).
(2)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.