Form 10-Q/A
period 2004-06-24
PANTRY INC
filed 2004-09-13
CIK 915862

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

Explanatory Note

The Company hereby amends Items 1 and 2 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2004, filed with the Securities and Exchange Commission on August 5, 2004, for the purpose of restating to reclassify certain amounts of merchandise sales, total revenues, merchandise cost of sales, and total cost of sales for the quarterly periods reflected therein. The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 24, 2004, the Company determined that its accounting for sales of prepaid phone cards should be restated to report revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The primary effects of the restatement to reclassify these amounts are discussed in Note 11 to the consolidated financial statements.

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

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
	Restated	Restated	Restated	Restated
Revenues:
Merchandise (Note 11)	$302,879	$263,393	$843,100	$741,791
Gasoline	625,448	441,093	1,616,021	1,274,745

Total revenues	928,327	704,486	2,459,121	2,016,536

Cost of sales:
Merchandise (Note 11)	193,624	168,419	535,185	476,020
Gasoline	580,993	401,050	1,496,887	1,166,379

Total cost of sales	774,617	569,469	2,032,072	1,642,399

Gross profit	153,710	135,017	427,049	374,137
Operating expenses:
Operating, general and administrative expenses	109,252	95,945	319,820	281,409
Depreciation and amortization	13,578	14,314	41,183	39,919

Total operating expenses	122,830	110,259	361,003	321,328

Income from operations	30,880	24,758	66,046	52,809

Other income (expense):
Loss on extinguishment of debt (Notes 4 and 8)	—	(2,888)	(23,087)	(2,888)
Interest expense (Note 8)	(9,128)	(12,372)	(36,438)	(37,187)
Miscellaneous	482	396	845	1,337

Total other expense	(8,646)	(14,864)	(58,680)	(38,738)

Income before income taxes	22,234	9,894	7,366	14,071
Income tax expense	(8,560)	(3,809)	(2,836)	(5,419)

Net income before cumulative effect adjustment	13,674	6,085	4,530	8,652
Cumulative effect adjustment, net of income tax (Note 7)	—	—	—	(3,482)

Net Income	$13,674	$6,085	$4,530	$5,170

Earnings per share (Note 10):
Basic:
Net income before cumulative effect adjustment	$0.68	$0.34	$0.23	$0.48
Cumulative effect adjustment	—	—	—	(0.19)

Net Income	$0.68	$0.34	$0.23	$0.29

Diluted:
Net income before cumulative effect adjustment	$0.66	$0.33	$0.22	$0.47
Cumulative effect adjustment	—	—	—	(0.19)

Net Income	$0.66	$0.33	$0.22	$0.28

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

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Total revenues	$928,327	$810,730	$2,470,969	$2,318,874
Net income before cumulative effect adjustment	13,674	8,684	4,558	15,876
Net income	13,674	8,684	4,558	11,588
Earnings per share before cumulative effect adjustment
Basic	$0.68	$0.48	$0.23	$0.88
Diluted	$0.66	$0.47	$0.22	$0.87
Earnings per share:
Basic	$0.68	$0.48	$0.23	$0.64
Diluted	$0.66	$0.47	$0.22	$0.63

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 11—RESTATEMENT

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 24, 2004, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” As a result of this change, merchandise cost of goods sold amounts of $7.6 million and $7.0 million for the quarters ended June 24, 2004 and June 26, 2003, respectively, and $22.5 million and $19.3 million for the nine months ended June 24, 2004 and June 26, 2003, respectively, which were previously recorded in merchandise cost of sales have been netted against merchandise revenue. We have has also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes had no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. A summary of the primary effects of the restatement to reclassify these amounts is as follows:

	Three Months Ended June 24, 2004		Three Months Ended June 26, 2003		Nine Months Ended June 24, 2004		Nine Months Ended June 26, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations (Unaudited):
Merchandise sales	302,301	302,879	263,890	263,393	842,122	843,100	741,130	741,791
Commission income	8,155	n/a	6,472	n/a	23,485	n/a	20,001	n/a
Total revenues	935,904	928,327	711,455	704,486	2,481,628	2,459,121	2,035,876	2,016,536
Merchandise cost of sales	201,201	193,624	175,388	168,419	557,692	535,185	495,360	476,020
Total cost of sales	782,194	774,617	576,438	569,469	2,054,579	2,032,072	1,661,739	1,642,399

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise.	$302,879	$—	$—	$302,879
Gasoline	625,448	—	—	625,448

Total revenues	928,327	—	—	928,327

Cost of sales:
Merchandise	193,624	—	—	193,624
Gasoline	580,993	—	—	580,993

Total cost of sales	774,617	—	—	774,617

Gross profit	153,710	—	—	153,710
Operating expenses:
Operating, general and administrative expenses	109,252	—	—	109,252
Depreciation and amortization	13,578	—	—	13,578

Total operating expenses.	122,830	—	—	122,830

Income from operations.	30,880	—	—	30,880

Other income (expense):
Interest expense.	(9,128)	—	—	(9,128)
Miscellaneous	482	—	—	482

Total other expense.	(8,646)	—	—	(8,646)

Income before income taxes.	22,234	—	—	22,234
Income tax expense	(8,560)	—	—	(8,560)

Net Income	$13,674	$—	$—	$13,674

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 26, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries		Eliminations		Total
	Restated					Restated
Revenues:
Merchandise.	$263,393	$		$		$263,393
Gasoline	441,093		—		—	441,093

Total revenues	704,486		—		—	704,486

Cost of sales:
Merchandise	168,419		—		—	168,419
Gasoline .	401,050		—		—	401,050

Total cost of sales.	569,469		—		—	569,469

Gross profit	135,017		—		—	135,017
Operating expenses:
Operating, general and administrative expenses	95,945		—		—	95,945
Depreciation and amortization.	14,314		—		—	14,314

Total operating expenses.	110,259		—		—	110,259

Income from operations.	24,758		—		—	24,758

Other income (expense):
Loss on extinguishment of debt	(2,888)		—		—	(2,888)
Interest expense	(12,372)		—		—	(12,372)
Miscellaneous.	396		—		—	396

Total other expense	(14,864)		—		—	(14,864)

Income before income taxes	9,894		—		—	9,894
Income tax expense.	(3,809)		—		—	(3,809)

Net Income	$6,085	$		$		$6,085

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise	$843,100	$—	$—	$843,100
Gasoline	1,616,021	—	—	1,616,021

Total revenues	2,459,121	—	—	2,459,121

Cost of sales:
Merchandise	535,185	—	—	535,185
Gasoline	1,496,887	—	—	1,496,887

Total cost of sales	2,032,072	—	—	2,032,072

Gross profit	427,049	—	—	427,049
Operating expenses:
Operating, general and administrative expenses	319,820	—	—	319,820
Depreciation and amortization	41,183	—	—	41,183

Total operating expenses	361,003	—	—	361,003

Income from operations	66,046	—	—	66,046

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(36,438)	—	—	(36,438)
Miscellaneous	845	—	—	845

Total other expense	(58,680)	—	—	(58,680)

Income before income taxes	7,366	—	—	7,366
Income tax expense	(2,836)	—	—	(2,836)

Net Income	$4,530	$—	$—	$4,530

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 26, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Total Guarantor Subsidiaries	Eliminations	Total
	Restated			Restated
Revenues:
Merchandise	$741,791	$—	$—	$741,791
Gasoline	1,274,745	—	—	1,274,745

Total revenues	2,016,536	—	—	2,016,536

Cost of sales:
Merchandise	476,020	—	—	476,020
Gasoline	1,166,379	—	—	1,166,379

Total cost of sales	1,642,399	—	—	1,642,399

Gross profit	374,137	—	—	374,137
Operating expenses:
Operating, general and administrative expenses	281,409	—	—	281,409
Depreciation and amortization	39,919	—	—	39,919

Total operating expenses	321,328	—	—	321,328

Income from operations	52,809	—	—	52,809

Other income (expense):
Loss on extinguishment of debt	(2,888)	—	—	(2,888)
Interest expense	(37,187)	—	—	(37,187)
Miscellaneous	1,337	—	—	1,337

Total other expense	(38,738)	—	—	(38,738)

Income before income taxes	14,071	—	—	14,071
Income tax expense	(5,419)	—	—	(5,419)

Net income before cumulative effect adjustment	8,652	—	—	8,652
Cumulative effect adjustment, net of income tax	(3,482)	—	—	(3,482)

Net Income	$5,170	$—	$—	$5,170

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended June 24, 2004, we determined that our accounting for sales of prepaid phone cards should be restated to reclassify revenues net of related costs consistent with the approach set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We have also reclassified items previously reported as commission revenue as a component of merchandise revenue.

The changes have no effect on previously reported gross profit, income from operations, net income or shareholders’ equity. The primary effects of the restatement are discussed in Note 11 of the consolidated financial statements. The following discussion and analysis gives effect to the restatement to reclassify these items.

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

During the third quarter of fiscal 2004 we continued to enhance our merchandise offering in order to drive customer traffic while maximizing gross profit dollars. We expanded our Celeste® beverage line to include a diet cola and a sugar free Red Celeste energy drink. We are continuing to broaden our private label program to items such as beef jerky and motor oil. We also introduced our “Low Carb Lane” in approximately 800 stores with an additional 200 stores expected by fiscal year end. This store rack is designed to appeal to a significant consumer population now following a low carbohydrate diet. During the third quarter of fiscal 2004 we expanded our quick service restaurant and proprietary food service offerings to 218 locations, including 62 Subway® outlets. We believe that these initiatives allowed us to realize a 36.1% gross margin, while improving comparable store merchandise revenue 3.9%.

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

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of income as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	67.4%	62.6%	65.7%	63.2%
Merchandise revenue	32.6%	37.4%	34.3%	36.8%
Cost of sales	83.4%	80.8%	82.6%	81.4%

Gross profit
Gasoline gross profit	4.8%	5.7%	4.8%	5.4%
Merchandise gross profit	11.8%	13.5%	12.5%	13.2%
Operating, general and administrative expenses	11.8%	13.6%	13.0%	14.0%
Depreciation and amortization	1.5%	2.0%	1.7%	2.0%

Income from operations	3.3%	3.5%	2.7%	2.6%
Loss on extinguishment of debt	—	(0.4)%	(0.9)%	(0.1)%
Interest and miscellaneous expense	(0.9)%	(1.7)%	(1.4)%	(1.8)%

Income before income taxes	2.4%	1.4%	0.3%	0.7%
Income tax expense	(0.9)%	(0.5)%	(0.1)%	(0.3)%

Net income before cumulative effect adjustment	1.5%	0.9%	0.2%	0.4%
Cumulative effect adjustment, net of income tax	—	—	—	(0.2)%

Net income	1.5%	0.9%	0.2%	0.2%

The table below provides a summary of our selected financial data for our three and nine months ended June 24, 2004 and June 26, 2003.

	Three Months Ended		Nine Months Ended
	June 24, 2004	June 26, 2003	June 24, 2004	June 26, 2003
Merchandise margin	36.1%	36.1%	36.5%	35.8%
Gasoline gallons (millions)	342.8	301.5	990.2	862.4
Gasoline margin per gallon	$0.1297	$0.1328	$0.1203	$0.1257
Gasoline retail per gallon	$1.82	$1.46	$1.63	$1.48

Comparable store data:
Merchandise sales %	3.9%	(0.5)%	3.3%	0.5%
Gasoline gallons %	0.2%	0.6%	1.6%	-0.2%

Number of stores:
End of period	1,367	1,271	1,367	1,271
Weighted-average store count	1,371	1,272	1,370	1,278

Three Months Ended June 24, 2004 Compared to the Three Months Ended June 26, 2003

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2004 was $302.9 million compared to $263.4 million during the third quarter of fiscal 2003, an increase of $39.5 million or 15.0%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $34.0 million and a 3.9%, or $10.0 million, increase in comparable store merchandise revenue compared to the third quarter of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $4.6 million.

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

Merchandise Gross Profit and Margin.    Merchandise gross profit was $109.3 million for the third quarter of fiscal 2004 compared to $95.0 million for the third quarter of fiscal 2003, an increase of $14.3 million, or 15.0%. This increase is primarily attributable to the merchandise gross profit contribution of $11.9 million from stores acquired in the Golden Gallon® acquisition and increased merchandise revenue discussed above. Merchandise margin of 36.1% for the third quarter of fiscal 2004 was consistent with the 36.1% reported for the third quarter of fiscal 2003.

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

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2004 totaled $109.3 million compared to $95.9 million for the third quarter of fiscal 2003, an increase of $13.3 million or 13.9%. This increase is primarily due to operating, general and administrative expenses of approximately $10.9 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.8% in the third quarter of fiscal 2004, and adjusted for the impact of gasoline inflation were 11.8% in the third quarter of fiscal 2003.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for the third quarter of fiscal 2004 totaled $44.9 million compared to Adjusted EBITDA of $39.5 million during the third quarter of fiscal 2003, an increase of $5.5 million, or 13.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	June 24, 2004	June 26, 2003
Adjusted EBITDA	$44,940	$39,468
Interest expense and loss on extinguishment of debt	(9,128)	(15,260)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	(711)	3,490
Changes in operating assets and liabilities, net:
Assets	(3,614)	5,051
Liabilities	24,972	235

Net cash provided by operating activities	$56,459	$32,984
Net cash used in investing activities	$(5,378)	$(2,405)
Net cash provided by (used in) financing activities	$1,292	$(1,318)

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

Nine Months Ended June 24, 2004 Compared to the Nine Months Ended June 26, 2003

Merchandise Revenue.    Merchandise revenue for the first nine months of fiscal 2004 was $843.1 million compared to $741.8 million for the first nine months of fiscal 2003, an increase of $101.3 million or 13.7%. The increase is primarily attributable to merchandise revenue from the Golden Gallon® acquisition of $89.3 million and a 3.3%, or $23.5 million, increase in comparable store merchandise revenue compared to the first nine months of fiscal 2003. These increases were partially offset by lost revenue from closed stores of approximately $11.7 million.

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

Merchandise Gross Profit and Margin.    Merchandise gross profit was $307.9 million for the first nine months of fiscal 2004 compared to $265.8 million for the first nine months of fiscal 2003, an increase of $42.1 million, or 15.9%. This increase is primarily attributable to the merchandise gross profit contribution of $31.5 million from stores acquired in the Golden Gallon® acquisition, increased merchandise revenue discussed above and a 70 basis points increase in our merchandise margin. Merchandise margin increased to 36.5% for the first nine months of fiscal 2004 from the 35.8% reported for the first nine months of fiscal 2003. Our merchandise gross margin has been positively impacted by the introduction of private label products and increased quick service restaurant volume.

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

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first nine months of fiscal 2004 totaled $319.8 million compared to $281.4 million for the first nine months of fiscal 2003, an increase of $38.4 million, or 13.6%. This increase is primarily due to operating, general and administrative expenses of approximately $30.1 million associated with stores acquired in the Golden Gallon® acquisition and comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 13.0% in the first nine months of fiscal 2004, and adjusted for the impact of gasoline inflation were 13.1% in the comparable period in fiscal 2003. Administrative expenses also include approximately $1.3 million associated with the Company’s secondary offering of common stock which closed in January 2004.

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

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income (loss) before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for the first nine months of fiscal 2004 totaled $108.1 million compared to Adjusted EBITDA of $94.1 million for the first nine months of fiscal 2003, an increase of $14.0 million or 14.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Nine Months Ended
	June 24, 2004	June 26, 2003
Adjusted EBITDA	$108,074	$94,065
Interest expense and loss on extinguishment of debt	(59,525)	(40,075)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	24,682	5,585
Changes in operating assets and liabilities, net:
Assets	(9,023)	4,407
Liabilities	(337)	(29,433)

Net cash provided by operating activities	$63,871	$34,549
Net cash used in investing activities	$(110,120)	$(8,266)
Net cash provided by (used in) financing activities	$76,712	$(12,584)

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, future capital lease commitments and future operating lease commitments as of June 24, 2004:

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

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness, except in specified circumstances, or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our senior credit facility limits our ability to make capital expenditures. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet interest coverage, minimum pro forma EBITDA, as defined in the senior credit facility agreement, and leverage tests. A violation of any of these covenants could cause an event of default under the senior credit facility. If we default under that facility because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or our indenture governing our senior subordinated notes likely would have a material adverse effect on us.

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

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number		Description of Document
10.1	(1)	Second Amendment to the Branded Jobber Contract among The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	*	First Amendment to the Amended and Restated Addendum to Distributor Franchise Agreement among The Pantry and Citgo Petroleum Corporation dated July 7, 2004.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2004, filed with the Securities and Exchange Commission on August 5, 2004.
(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.

(b)	Reports on Form 8-K

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

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: September 13, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document

10.1	(1)	Second Amendment to the Branded Jobber Contract among The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	*	First Amendment to the Amended and Restated Addendum to Distributor Franchise Agreement among The Pantry and Citgo Petroleum Corporation dated July 7, 2004.

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2004, filed with the Securities and Exchange Commission on August 5, 2004.
(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.