Form 10-K
period 2004-09-30
PANTRY INC
filed 2004-12-14
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2004 was $170,933,235.

As of December 7, 2004, there were issued and outstanding 20,313,242 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 29, 2005	Part III

THE PANTRY, INC.

i

PART I

Item 1.    Business

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 30, 2004, we operated 1,361 stores in ten states under several banners including Kangaroo Express™, The Pantry®, Golden Gallon®, and Lil’ Champ Food Store®. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers.

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhanced our strong regional presence. The aggregate purchase price was approximately $185.1 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million sale-leaseback transaction and (2) the purchase of the Golden Gallon® operations and the balance of its real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through additional borrowings. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

Our principle executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27331. Our telephone number is 919/774-6700.

Our Internet address is www.thepantry.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Operations

Merchandise Operations.    In fiscal 2004, our merchandise sales were 33.6% of total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Merchandise sales (in millions)	$1,172.8	$1,009.7	$1,012.8	$990.3	$933.5
Average merchandise sales per store (in thousands)	$856.7	$791.9	$776.1	$747.4	$734.5
Comparable store merchandise sales increase	3.4%	0.9%	2.8%	(0.8)%	7.1%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	36.3%	36.2%	34.9%	34.9%	35.2%

The increase in average merchandise sales per store in fiscal 2004 is primarily due to the fiscal 2004 comparable store merchandise sales increase of 3.4% and the acquisition of the Golden Gallon® stores, which generated higher per store merchandise revenue.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Tobacco Products	30.0%	31.7%	33.9%	33.9%	34.9%
Beer and wine	16.3	15.6	15.9	15.9	15.7
Packaged beverages	15.3	14.6	14.2	13.9	13.3
General merchandise, health and beauty care	5.8	6.1	6.2	5.6	6.5
Self-service fast foods and beverages	5.3	5.2	5.2	5.9	5.2
Grocery and other merchandise	5.2	4.7	3.8	3.7	3.9
Salty snacks	4.1	4.0	3.8	3.7	3.6
Fast food service	3.9	4.2	4.1	4.2	3.5
Candy	3.7	3.9	3.5	3.5	3.3
Services	3.2	3.2	2.6	2.2	2.8
Dairy products	3.2	2.7	2.7	2.9	2.9
Bread and cakes	2.3	2.3	2.2	2.4	2.2
Newspapers and magazines	1.7	1.8	1.9	2.2	2.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 30, 2004, we operated 211 quick service restaurants within 188 of our locations. In 119 of these quick service restaurants, we offer products from nationally branded food franchises including Subway®, Hardee’s®, Krystal®, Church’s®, Dairy Queen®, and Bojangles®. In addition, we offer a variety of proprietary food service programs in 92 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane which are amortized over the remaining term of the agreement, which expires in October 2008. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

Services revenue is derived from sales of lottery tickets, prepaid products, money orders, and car washes, and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations, we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of the 1,335 stores that sold gasoline as of September 30, 2004, 890, or 66.7%, were branded under the Amoco®, BP®, Chevron®, Citgo®, Shell®, Mobil®, Exxon® or Texaco® brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. The fuel is purchased at the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. The initial terms of these supply agreements range from three to ten years and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from Citgo Petroleum Corporation, or Citgo®. There are approximately 30 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

Gasoline supply agreements typically contain provisions relating to, among other things, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of supplier’s credit cards, insurance coverage, and compliance with legal and environmental requirements. As is typical in the industry, gasoline suppliers generally can terminate the supply contracts if we do not comply with any reasonable and important requirement of the relationship, including if we were to fail to make payments when due, if the supplier withdraws from marketing activities in the area in which we operate, or if our company is involved in fraud, criminal misconduct, bankruptcy or insolvency. In some cases, gasoline suppliers have the right of first refusal to acquire assets used by us to sell their branded gasoline.

In fiscal 2004, our gasoline revenues were 66.4% of total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Gasoline sales (in millions)	$2,320.2	$1,740.7	$1,470.7	$1,652.7	$1,497.7
Gasoline gallons sold (in millions)	1,376.9	1,170.3	1,171.9	1,142.4	1,062.4
Average gallons sold per store (in thousands)	1,026.0	940.7	924.2	890.4	872.5
Comparable store gallon growth	2.0%	0.7%	1.5%	(3.8)%	(2.4)%
Average retail price per gallon	$1.69	$1.49	$1.25	$1.45	$1.41
Average gross profit per gallon	$0.120	$0.124	$0.104	$0.125	$0.132
Locations selling gasoline	1,335	1,232	1,253	1,286	1,267
Branded locations	890	872	959	1,006	1,008
Private brand locations	445	360	294	280	259
Locations with pay-at-pump credit card readers	1,113	1,005	1,008	1,009	945
Locations with multi-product dispensers	1,266	1,100	1,119	1,129	1,085

The increase in average gallons sold per store in fiscal 2004 is primarily due to the 2.0% increase in comparable store gallon growth, the acquisition of the Golden Gallon® stores, which generated higher average gallon volume, and our continued efforts to re-brand or re-image our gasoline facilities. In fiscal 2004, the gasoline markets were volatile, with domestic crude oil hitting a low in September 2003 of approximately $28 per barrel and a high in September 2004 of approximately $50 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

Store Locations.    As of September 30, 2004, we operated 1,361 convenience stores located primarily in growing markets, coastal/resort areas and along major interstates and highways. Approximately 40% of our total stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 18% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal or resort areas. Almost all of our stores are freestanding structures averaging approximately 2,400 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 30, 2004	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Florida	33.9%	461	477	494	505	517
North Carolina	23.7	322	328	331	341	343
South Carolina	17.6	239	240	248	254	251
Tennessee	7.6	103	14	14	14	15
Georgia	7.2	98	56	56	57	57
Mississippi	3.7	51	53	54	56	37
Kentucky	2.7	37	38	39	42	45
Virginia	2.2	30	30	30	31	30
Indiana	0.9	12	14	15	16	18
Louisiana	0.5	8	8	8	8	—

Total	100%	1,361	1,258	1,289	1,324	1,313

The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Number of stores at beginning of period	1,258	1,289	1,324	1,313	1,215
Acquired or opened	140	4	3	47	145
Closed or sold	(37)	(35)	(38)	(36)	(47)

Number of stores at end of period	1,361	1,258	1,289	1,324	1,313

Acquisitions.    We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. During fiscal 2004, we acquired 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc., consisting of 90 stores in Tennessee and 48 stores in northwest Georgia, and one additional store located in South Carolina in a separate acquisition. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity were significant, attractive and accretive to earnings per share.

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment. This process focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. During fiscal 2004, we opened one new location. During fiscal 2005, we plan to open three additional locations and to more actively pursue sites for future growth.

Improvement of Store Facilities and Equipment.    During fiscal 2004 and fiscal 2003, we upgraded the facilities and equipment at many of our existing and acquired store locations. These upgrades cost approximately $44.3 million in fiscal 2004 and $22.7 million in fiscal 2003. Prior to making these expenditures, management assesses potential return on investment, sales volumes, and the lease term for lease locations. Following is a breakdown of these expenditures:

•	we spent $10.6 million on rebuilds and remodels in fiscal 2004 compared to $5.5 million in fiscal 2003;

•	we spent $18.6 million on gasoline and store branding in fiscal 2004 compared to $5.0 million in fiscal 2003. After entering into new gasoline supply contracts in February 2003, we began our initiative to consolidate our gasoline brands and store brands, which will include 1,100 of our locations by the end of the project; and

•	we spent $15.1 million on other capital improvements in fiscal 2004 compared to $12.3 million in fiscal 2003. These amounts included gasoline upgrades, building improvements, new store equipment, quick service restaurant installations and improvements, self-service food service installations and improvements, installation of scanning equipment and other store-related improvements.

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

Competition

The convenience store and retail gasoline industries are highly competitive. We compete with numerous other convenience stores, supermarkets, drug stores, discount clubs, gasoline service stations, fast food operations and other similar retail outlets. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe that our modernized store base, strategic mix of locations, gasoline offerings and use of competitive market data, including our Gasoline Pricing System, which helps us optimize competitive gasoline pricing, combined with our management’s expertise provides us with competitive advantages and allows us to effectively react to changes in the competitive environment.

Technology and Store Automation

We believe our information system initiatives are building blocks for a number of key projects and during 2004 saw the results of that in the successful systems integration of the Golden Gallon® stores, the expanded use of scan-based marketing data for category and item decision-making, and the ability to improve operational activities in our stores and corporate support center by automating manual processes.

Over the last several fiscal years, including fiscal year 2004, we have invested capital and resources to:

•	enhance our systems infrastructure to support anticipated and continued acquisitions and related growth and improve the delivery and reliability of enhanced applications;

•	upgrade and expand the use of an industry-specific general ledger and retail automation software designed to improve internal cash and inventory controls and increase the transaction level data collected;

•	implement point-of-sale scanning, back office system integration, and electronic invoicing throughout our store network; and

•	develop, enhance and utilize proprietary and packaged applications to improve store level gasoline pricing, gasoline and merchandise inventory management, automate functions in our accounting and procurement departments and enhance decision support tools.

During fiscal 2004, we continued to invest in programs and system upgrades targeted to improve store level gasoline pricing and merchandise inventory management, along with new decision support and training tools. These systems include:

•	Gasoline Pricing System—an internally developed price optimization program that has been further enhanced to provide analysts and management with additional analytical capabilities, which we believe will continue to optimize pricing to meet sales, volume and margin objectives.

•	Point-of-Sale Integration and Scanning—At fiscal year end, 69% of our stores were scanning and polling sales and other reporting data. We use the data that this system provides to facilitate sales analyses and recognition of market and customer trends and in other accounting and marketing systems developed this past year.

•	FocalPoint— The use of this decision support and data warehouse system has expanded considerably in 2004. We use item movement data from our point-of-sale scanning locations to access promotional analysis and comparison reports for private label products, top selling items, and other category information. Armed with this data, our people know what is selling and what is not and can make informed decisions based on up-to-date historic trends. We have capitalized on other corporate data in Focal Point by using it in new applications developed for our accounting and gasoline marketing departments.

•	Computer Based Training— This new system was rolled out throughout our company in conjunction with a regionally based training approach and enhancements to our current CBT systems implemented in our Florida stores. CBT provides up-to-date training for new hires and additional management control.

•	Business-to-Business Data Exchange – We expanded our use of data available from our vendor partners to improve the accuracy and efficiencies associated with our store receiving, accounts payable, and accounts reconciliation processes. Several of these initiatives, through the use of industry technical standards, set the groundwork for easy expansion of electronic business with other vendors.

We believe our commitment to the ongoing evaluation of, and investments in, strategic technology-based initiatives to advance our operating effectiveness, to strengthen internal controls and reporting systems, and to streamline various business functions will enhance our financial performance and support our long-term strategic objectives.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill ZoneSM, Lil’ Champ Food Store®, Handy Way®, Quick StopSM, Kangaroo®, Kangaroo ExpressSM, Fast Lane®, Big K Food StoresSM, Mini MartSM, DepotSM, Food Chief®, Express StopSM, SprintSM and Smokers ExpressSM. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Storage and Sale of Gasoline.    We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 30, 2004, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely on reimbursements from applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 31, 1998 and meet such requirements for releases thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 29, 1999 and meet such requirements for releases thereafter through private commercial liability insurance and a letter of credit.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed their own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. In addition, we believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

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

Environmental Reserves.    Environmental reserves of $14.1 million and $13.8 million as of September 30, 2004 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 251 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.0 million for remediation, tank removal and litigation. Also, as of September 30, 2004 and September 25, 2003, there were an additional 503 and 487 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 30, 2004, anticipated reimbursements of $15.1 million are recorded as long-term environmental receivables and $3.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Sale of Alcoholic Beverages.    In certain areas where stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages. These agencies may also impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

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

Our operations are also subject to federal and state laws governing such matters as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could affect our results of operations.

Employees

As of September 30, 2004, we employed approximately 8,344 full-time and 1,407 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 9,228 of our employees are employed in our stores and 523 are corporate and field management personnel. None of our employees are represented by unions. We consider our employee relations to be good.

Executive Officers

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Peter J. Sodini	63	President, Chief Executive Officer and Director
Steven J. Ferreira	48	Senior Vice President, Administration
Joseph A. Krol	56	Senior Vice President, Operations
Daniel J. Kelly	52	Vice President and Chief Financial Officer
David M. Zaborski	49	Vice President, Marketing

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

Daniel J. Kelly has served as our Vice President and Chief Financial Officer since January 2003. From November 1999 to November 2002, Mr. Kelly was with Konover Property Trust, Inc., a public Real Estate Investment Trust, where he served as Chief Financial Officer and Executive Vice President. Prior to joining Konover, Mr. Kelly was a partner in the audit division of Arthur Andersen LLP. Prior to being named partner in 1993, Mr. Kelly had various other positions during his sixteen-year tenure with that firm.

David M. Zaborski has served as Vice President, Marketing since November 2001 and served as Vice President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Item 2.    Properties

As of September 30, 2004, we own the real property at 358 of our stores and lease the real property at 1,003 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2004 was $66.6 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Number of Stores
2004-2005	15
2006-2010	78
2011-2015	88
2016-2020	89
2021-2025	120
2026-2030	70
2031-2035	285
2036 and thereafter	258

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

Item 3.    Legal Proceedings

On July 17, 2004, we were served with a summons and complaint styled “Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.” filed in the Superior Court for Forsyth County, State of North Carolina. The suit seeks class action status and asserts claims on behalf of The Pantry’s North Carolina present and former employees for unpaid wages under the North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. On August 17, 2004, we filed a Notice of Removal, removing the case to the United States District Court for the Middle District of North Carolina. The Plaintiffs have filed a motion to remand the case to the Superior Court for Forsyth County, which is presently pending before the federal district court. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation. We are presently in the preliminary stages of this matter and cannot at this time predict the outcome or provide a reasonable estimate of the potential liability, if any, that might arise.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters

(a) Market Information—Our common stock, $.01 par value, represents our only voting securities. There are 20,313,242 shares of common stock issued and outstanding as of December 7, 2004. Our common stock is traded on the Nasdaq National Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported on the Nasdaq National Market through September 30, 2004, based on published financial sources.

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
First	$27.45	$10.22	$4.32	$0.83
Second	$29.64	$17.27	$5.05	$3.65
Third	$22.60	$17.56	$9.45	$3.78
Fourth	$25.35	$18.49	$11.25	$6.42

(b) Holders—As of December 7, 2004, there were approximately 32 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

(c) Dividends—During the last two fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our board of directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

Item 6.    Selected Financial Data

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplemental Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated.

	Fiscal Year Ended
	September 30, 2004	September 25, 2003		September 26, 2002	September 27, 2001	September 28, 2000
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,172.8	$1,009.7		$1,012.8	$990.3	$933.5
Gasoline revenue	2,320.2	1,740.7		1,470.7	1,652.7	1,497.7

Total revenues	3,493.1	2,750.4		2,483.5	2,643.0	2,431.2
Gross profit:
Merchandise gross profit	425.4	365.5		353.9	345.3	328.4
Gasoline gross profit	165.4	145.3		121.5	142.3	139.9

Total gross profit	590.8	510.8		475.4	487.6	468.3

Operating, general and administrative expenses	438.0	382.7		367.3	364.1	337.1
Restructuring and other charges	—	—		—	4.8 (a)	—
Depreciation and amortization(b)	56.3	54.4	(c)	54.3	63.5	56.1
Income from operations	96.5	73.7		53.9	55.2	75.2
Loss on debt extinguishment(d)	23.1	2.9		—	—	—
Interest expense	47.2	49.3		51.6	58.7	52.3
Income (loss) before cumulative effect adjustment	17.6	15.0		1.8	(2.7)	14.0
Cumulative effect adjustment, net of tax	—	(3.5	)(e)	—	—	—

Net income (loss)	17.6	11.5		1.8	(2.7)	14.0
Earnings (loss) per share before cumulative effect adjustment:
Basic	$0.90	$0.83		$0.10	$(0.15)	$0.77
Diluted	$0.85	$0.82		$0.10	$(0.15)	$0.74
Earnings (loss) per share:
Basic	$0.90	$0.64		$0.10	$(0.15)	$0.77
Diluted	$0.85	$0.63		$0.10	$(0.15)	$0.74
Weighted-average shares outstanding:
Basic	19,606	18,108		18,108	18,113	18,111
Diluted	20,669	18,370		18,109	18,113	18,932
Dividends paid on common stock	—	—		—	—	—
Other Financial Data:
Adjusted EBITDA(f)	$154.5	$130.9		$108.8	$120.5	$133.2
Cash provided by (used in):
Operating activities	$115.6	$68.3		$54.0	$76.7	$88.2
Investing activities(g)	(130.0)	(22.4)		(20.3)	(93.9)	(148.7)
Financing activities	49.5	(15.2)		(42.0)	14.5	82.7
Gross capital expenditures(h)	49.4	25.5		26.5	43.6	56.4
Capital expenditures, net(i)	32.8	18.9		18.8	31.6	32.1
Store Operating Data:
Number of stores (end of period)	1,361	1,258		1,289	1,324	1,313
Average sales per store:
Merchandise revenue (in thousands)	$856.7	$791.9		$776.1	$747.4	$734.5
Gasoline gallons (in thousands)	1,026.0	940.7		924.2	890.4	872.5
Comparable store sales(j):
Merchandise	3.4%	0.9%		2.8%	(0.8)%	7.1%
Gasoline gallons	2.0%	0.7%		1.5%	(3.8)%	(2.4)%
Operating Data:
Merchandise gross margin	36.3%	36.2%		34.9%	34.9%	35.2%
Gasoline gallons sold (in millions)	1,376.9	1,170.3		1,171.9	1,142.4	1,062.4
Average retail gasoline price per gallon	$1.69	$1.49		$1.25	$1.45	$1.41
Average gasoline gross profit per gallon(k)	$0.120	$0.124		$0.104	$0.125	$0.132
Balance Sheet Data (end of period):
Cash and cash equivalents	$108.0	$72.9		$42.2	$50.6	$53.4
Working capital (deficiency)	62.9	17.5		(43.4)	(29.8)	(4.9)
Total assets	1,062.1	914.2		909.7	945.4	930.9
Total debt and capital lease obligations	582.8	514.7		521.1	559.6	541.4
Shareholders’ equity	152.2	128.7		115.2	111.1	118.0

(footnotes on following pages)

(a)	During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.

(b)	During fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, which eliminated the amortization of goodwill. Goodwill amortization expense was $5.8 million and $3.4 million for the fiscal years ended September 27, 2001 and September 28, 2000, respectively.

(c)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project that will result in either updating or changing the image of the majority of our stores by the end of fiscal 2005. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million.

(d)	During fiscal 2004, we recorded $23.1 million in charges in connection with the refinancing of our senior credit facility and senior subordinated notes. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of original issue discount and call premiums of approximately $7.8 million. On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of the unamortized deferred financing costs associated with the previous credit facility.

(e)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

(f)	Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Adjusted EBITDA	$154,493	$130,927	$108,831	$120,491	$133,163
Interest expense and loss on extinguishment of debt	(70,293)	(52,153)	(51,646)	(58,731)	(52,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	30,959	9,016	3,983	8,592	1,089
Changes in operating assets and liabilities, net:
Assets	(18,886)	(1,796)	(7,463)	9,778	(2,364)
Liabilities	19,314	(17,730)	279	(3,428)	8,600

Net cash provided by operating activities	$115,587	$68,264	$53,984	$76,702	$88,159
Net cash used in investing activities	$(129,965)	$(22,357)	$(20,313)	$(93,947)	$(148,691)
Net cash provided by (used in) financing activities	$49,525	$(15,242)	$(42,046)	$14,502	$82,729

(g)	Investing activities include expenditures for acquisitions.

(h)	Purchases of assets to be held for sale are excluded from gross capital expenditures.

(i)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and sale-leaseback transactions.

(j)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth.

(k)	Gasoline gross profit per gallon represents gasoline revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on gasoline equipment. Gasoline gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplementary Data.”

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” beginning on page 34. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 7, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Introduction

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,361 stores in ten states as of September 30, 2004. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

Fiscal 2004 was a successful year for our company as we realized benefits from several strategic and operating initiatives, which are highlighted below:

Re-branding of Store Base

During fiscal 2004, we made significant progress in our store re-branding/re-imaging initiative and as of September 30, 2004 have completed the gasoline conversions and/or image upgrades at a total of 575 locations, including 285 BP®/Amoco® locations, 144 Citgo® locations and 146 locations to our Kangaroo® private gas brand. All of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. We believe that a modern store base with more consistent branding under the Kangaroo ExpressSM banner contributed to our comparable store merchandise revenue and gasoline gallon increases of 3.4% and 2.0%, respectively, and positions us well for continued steady improvements in our comparable store performance in future periods. During fiscal 2004, we closed 37 locations due to a variety of factors, including underperformance and condemnations by local departments of transportation. Historically, the stores we close are underperforming in terms of volume and profitability, and, generally, we benefit from closing the locations by reducing direct overhead expenses and eliminating certain fixed costs.

Acquisition of Golden Gallon®

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhanced our strong regional presence. The integration of the Golden Gallon® stores into our base was successful and we believe that the acquisition was approximately $0.45 accretive to fiscal 2004 earnings per share. The aggregate purchase price was approximately $185.1 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million sale-leaseback transaction and (2) the purchase of the Golden Gallon® operations and the balance of its real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through borrowings under our amended senior secured credit facility. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

Financial Restructuring and Stock Offerings

During the second quarter of fiscal 2004, we completed a refinancing of virtually all of our long term debt. Our new $415.0 million senior secured credit facility, together with our offering of $250.0 million in 10-year senior subordinated notes reduced our average borrowing rate by approximately 250 basis points. Primarily as a result of this refinancing, our interest expense for fiscal 2004 declined $2.1 million from fiscal 2003 despite increased average outstanding borrowings as a result of the Golden Gallon® acquisition. On September 30, 2004 we amended our senior credit facility to reduce the effective rate on those borrowings by an additional 50 basis points and to increase the potential add-on term loan to fund acquisitions to $75.0 million. In addition, we prepaid $20.0 million in principal on the senior credit facility, which reduced our outstanding debt balance to $567.0 million as of September 30, 2004. We believe these actions have enhanced our flexibility to further pursue our growth strategy.

During 2004, we also expanded our public stock float through two secondary offerings. In January, existing stockholders, primarily investments funds associated with Freeman Spogli & Co., or Freeman Spogli, our largest stockholder, sold 5.75 million shares of our common stock. Subsequent to September 30, 2004, we completed another offering totaling 5.35 million shares of our common stock, with 3.85 million shares coming from funds associated with Freeman Spogli. We sold the remaining 1.5 million shares pursuant to a forward equity sale agreement with Merrill Lynch International, as forward purchaser. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 19—Subsequent Event.” As a result of these two transactions, our shares held by non-affiliates have increased from approximately 6 million shares at the end of fiscal 2003 to approximately 16 million shares as of December 7, 2004.

Results of Operations

Our operations for fiscal 2004 contained 53 weeks and fiscal 2003 and 2002 each contained 52 weeks. The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
Total revenue	100.0%	100.0%	100.0%
Gasoline revenue	66.4	63.3	59.2
Merchandise revenue	33.6	36.7	40.8
Cost of sales	83.1	81.4	80.9

Gross profit	16.9	18.6	19.1
Gasoline gross profit	4.7	5.3	4.9
Merchandise gross profit	12.2	13.3	14.2
Operating, general and administrative expenses	12.5	13.9	14.7
Depreciation and amortization	1.6	2.0	2.2

Income from operations	2.8	2.7	2.2
Loss on extinguishment of debt	(0.7)	(0.1)	—
Interest and miscellaneous expense	(1.3)	(1.8)	(2.1)

Income before income taxes	0.8	0.8	0.1
Income tax expense	(0.3)	(0.3)	—

Net income before cumulative effect adjustment	0.5	0.5	0.1
Cumulative effect adjustment, net of income tax	—	(0.1)	—

Net income	0.5	0.4	0.1

The table below provides a summary of our selected financial data for fiscal 2004, 2003 and 2002.

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
Merchandise margin	36.3%	36.2%	34.9%
Gasoline gallons (millions)	1,376.9	1,170.3	1,171.9
Gasoline margin per gallon	$0.1201	$0.1241	$0.1037
Gasoline retail per gallon	$1.69	$1.49	$1.25

Comparable store data:
Merchandise sales %	3.4%	0.9%	2.8%
Gasoline gallons %	2.0%	0.7%	1.5%

Number of stores:
End of period	1,361	1,258	1,289
Weighted-average store count	1,369	1,275	1,305

Fiscal 2004 Compared to Fiscal 2003

Total Revenue.    Total revenue for fiscal 2004 was $3.5 billion compared to $2.8 billion for fiscal 2003, an increase of $742.7 million, or 27.0%. The increase in total revenue is primarily due to $411 million in revenue from the acquisition of the Golden Gallon® stores, approximately $66.0 million in revenue from the fifty-third week, comparable store increases in merchandise sales of $33.6 million and in gasoline gallons of 23.7 million, and a 13.4% increase in our average retail price of gasoline gallons sold. The impact of these factors was partially offset by lost volume from 37 closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2004 was $1.2 billion compared to $1.0 billion for fiscal 2003, an increase of $163.1 million, or 16.2%. This increase is primarily the result of $125.5 million in revenue from the acquisition of the Golden Gallon® stores, $19.9 million in revenue from the fifty-third week, and the comparable store merchandise sales increase of 3.4% offset by lost volume from closed stores of approximately $17.1 million.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2004 was $2.3 billion compared to $1.7 billion for fiscal 2003, an increase of $579.6 million, or 33.3%. The increase in gasoline revenue is primarily due to $285.5 million in revenues from the Golden Gallon® acquisition, $45.6 million in revenue from the fifty-third week, higher average gasoline retail prices and a comparable store gallon volume increase of 2.0%. In fiscal 2004, our average retail price of gasoline was $1.69 per gallon, which represents a 20.0 cent per gallon, or a 13.4% increase in average retail price from fiscal 2003.

In fiscal 2004, gasoline gallon volume was 1.4 billion gallons, an increase of 206.6 million gallons or 17.7% from fiscal 2003. The increase in gasoline gallons was due to an additional 172.2 million gallons from the acquisition of the Golden Gallon® stores, 24.2 million gallons from the fifty-third week, and the comparable store gallon volume increase of 2.0%, partially offset by the lost volume from 37 closed stores of 15.4 million gallons. We believe that the fiscal 2004 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

Total Gross Profit.    Our fiscal 2004 gross profit was $590.8 million compared to $510.8 million for fiscal 2003, an increase of $80.0 million, or 15.7%. The increase in gross profit is primarily attributable to $63.5 million in gross profit from the Golden Gallon® acquisition, $9.2 million in gross profit from the fifty-third week, as well as with comparable store volume increases discussed above.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $425.4 million for fiscal 2004 compared to $365.5 million for fiscal 2003, an increase of $59.9 million, or 16.4%. This increase is primarily attributable to the increases in merchandise revenue discussed above and a 10 basis points improvement in merchandise gross margin.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $165.4 million for fiscal 2004 compared to $145.3 million for fiscal 2003, an increase of $20.1 million, or 13.9%. The increase is primarily attributable to increased volumes as a result of the Golden Gallon® acquisition and comparable store sales gains discussed above, partially offset by the lost volume from closed stores. Gasoline gross profit per gallon was 12.0 cents in fiscal 2004 compared to 12.4 cents in fiscal 2003. The decrease in gasoline gross profit was primarily due to the significant increase in wholesale crude costs during fiscal 2004. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 2.9 cents per gallon and 2.7 cents per gallon for fiscal 2004 and fiscal 2003, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2004 were $438.0 million compared to $382.7 million for fiscal 2003, an increase of $55.3 million, or 14.5%. The increase is primarily attributable to approximately $41.8 million in operating, general and administrative expenses associated with the acquisition of the Golden Gallon® stores, approximately $6.1 million in additional expenses due to the fifty-third week, hurricane related losses of $4.3 million, increased insurance costs of approximately $2.0 million, and comparable store increases in labor and other variable expenses partially offset by a net gain related to the total of asset disposals and closed store activity. As a percentage of total revenue, operating, general and administrative expenses were 12.5% in fiscal 2004, and adjusted for the impact of gasoline inflation were 12.8% in fiscal 2003.

Income from Operations.    Income from operations for fiscal 2004 was $96.5 million compared to $73.7 million for fiscal 2003, an increase of $22.8 million, or 30.9%. The increase is primarily attributable to approximately $18.6 million in operating income from the acquisition of the Golden Gallon® stores and $2.1 million in operating income from the fifty-third week.

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2004 was $154.5 million compared to $130.9 million for fiscal 2003, an increase of $23.6 million, or 18.0%. The increase is primarily due to $21.8 million from the acquisition of the Golden Gallon® stores, $3.1 million from the fifty-third week, and the increases in comparable store sales partially offset by the increased operating, general and administrative expense items discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003
	(amounts in thousands)
Adjusted EBITDA	$154,493	$130,927
Interest expense and loss on extinguishment of debt	(70,293)	(52,153)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	30,959	9,016
Changes in operating assets and liabilities, net:
Assets	(18,886)	(1,796)
Liabilities	19,314	(17,730)

Net cash provided by operating activities	$115,587	$68,264
Net cash used in investing activities	$(129,965)	$(22,357)
Net cash provided by (used in) financing activities	$49,525	$(15,242)

Loss on Debt Extinguishment.    As a result of the retirement of our 10.25% subordinated notes and the refinancing of our senior credit facility during the second quarter of fiscal 2004, we incurred $23.1 million in debt extinguishment costs that have been included as a component of interest expense. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of unamortized original issue discount and call premiums of approximately $7.8 million. During the third quarter of fiscal 2003, we incurred $2.9 million in debt extinguishment costs related to the refinancing of our then outstanding senior credit facility, which represented the write-off of unamortized deferred financing costs.

Interest Expense (see—“Liquidity and Capital Resources”).    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes and the loss on debt extinguishment referred to above. Interest expense, excluding the loss on debt extinguishment, for fiscal 2004 was $47.2 million compared to $49.3 million for fiscal 2003, a decrease of $2.1 million, or 4.2%. The decrease is primarily attributable to a reduction of approximately 250 basis points in our effective interest rate as a result of the refinancing of our senior credit facility and subordinated notes in February and March of fiscal 2004, partially offset by an increase in our weighted average borrowings as a result of the Golden Gallon® acquisition, a reduction in the fair market value of derivative instruments of $2.1 million, and additional interest from the fifty-third week of approximately $600 thousand.

Income Tax Expense.    We recorded income tax expense of $10.3 million in fiscal 2004 compared to $9.4 million for fiscal 2003. The increase in income tax expense was primarily attributable to the $3.5 million increase in income before taxes. Our effective tax rate for fiscal 2004 was 37.1% compared to 38.5% for fiscal 2003. The decrease in the effective rate is primarily the result of the reversal of approximately $400 thousand in tax reserves due to the expected utilization of various tax credits and net operating losses.

Net Income.    As a result of the items discussed above, net income for fiscal 2004 was $17.6 million compared to $11.5 million for fiscal 2003.

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

Merchandise Revenue.    Total merchandise revenue for each of fiscal 2003 and fiscal 2002 was $1.0 billion. Merchandise revenue was consistent from fiscal 2002 to fiscal 2003 as a result of comparable store merchandise sales increase of 0.9% offset by lost volume from closed stores of approximately $12.9 million. This comparable store sales increase was achieved despite significant retail price deflation in the cigarette category. With respect to the cigarette category, while the volume of cartons sold per store increased, the negative impact of cigarette retail price deflation was approximately 1.8% on merchandise sales. This deflation of cigarette retail prices during the period did not impact our gross dollar margin on the sale of cigarettes. Sales of tobacco products comprised approximately one-third of our merchandise sales during fiscal 2003.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2003 was $1.7 billion compared to $1.5 billion for fiscal 2002, an increase of $269.9 million, or 18.4%. The increase in gasoline revenue is primarily due to higher average gasoline retail prices and a comparable store gallon volume increase of 0.7%. In fiscal 2003, our average retail price of gasoline was $1.49 per gallon, which represents a 24.0 cent per gallon, or 19.2%, increase in average retail price from fiscal 2002.

In fiscal 2003, gasoline gallon volume was 1.2 billion gallons, a decrease of 1.7 million gallons, or 0.1%, from fiscal 2002. The decrease in gasoline gallons was primarily due to lost volume from 35 closed stores of 14.2 million gallons, partially offset by the comparable store gallon volume increase of 0.7%. We believe that the fiscal 2003 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

Total Gross Profit.    Our fiscal 2003 gross profit was $510.8 million compared to $475.4 million for fiscal 2002, an increase of $35.4 million, or 7.4%. The increase in gross profit is primarily attributable to increases in gasoline gross profit per gallon and merchandise margin, coupled with comparable store volume increases.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $365.5 million for fiscal 2003 compared to $353.9 million for fiscal 2002, an increase of $11.7 million, or 3.3%. This increase is primarily attributable to the increase in merchandise revenue discussed above, coupled with a 130 basis points increase in our merchandise margin. Our merchandise gross margin increased to 36.2% for fiscal 2003, primarily driven by the retail price deflation in the cigarette category.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $145.3 million for fiscal 2003 compared to $121.5 million for fiscal 2002, an increase of $23.7 million, or 19.5%. The increase is primarily attributable to a 2.0 cents per gallon increase in gasoline margin, partially offset by the lost volume from closed stores. Gasoline gross profit per gallon was 12.4 cents in fiscal 2003 compared to 10.4 cents in fiscal 2002. The increase in gasoline gross profit was due to our more advantageous gas supply contracts, a more favorable retail gasoline environment and our ongoing initiatives to better manage gasoline pricing and inventories. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 2.7 cents per gallon and 2.3 cents per gallon for fiscal 2003 and fiscal 2002, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2003 were $382.7 million compared to $367.3 million for fiscal 2002, an increase of $15.4 million, or 4.2%. The increase is primarily attributable to higher insurance costs of approximately $3.1 million, larger losses on asset disposals and closed store activity of approximately $5.9 million and increased employee benefit costs of approximately $1.7 million. As a percentage of total revenue, operating, general and administrative expenses were 13.9% in fiscal 2003, and adjusted for the impact of gasoline inflation, were 13.3% in fiscal 2002.

Income from Operations.    Income from operations for fiscal 2003 was $73.7 million compared to $53.9 million for fiscal 2002, an increase of $19.9 million, or 36.9%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins. These increases were partially offset by a change in accounting estimate related to estimated useful lives of certain gasoline imaging assets and the increase in operating, general and administrative costs discussed above. The change in accounting estimate resulted in an increase in depreciation expense of approximately $3.4 million in fiscal 2003.

Adjusted EBITDA.    Adjusted EBITDA for fiscal 2003 was $130.9 million compared to $108.8 million for fiscal 2002, an increase of $22.1 million, or 20.3%. The increase is primarily due to the items discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 25, 2003	September 26, 2002
	(amounts in thousands)
Adjusted EBITDA	$130,927	$108,831
Interest expense and loss on extinguishment of debt	(52,153)	(51,646)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	9,016	3,983
Changes in operating assets and liabilities, net:
Assets	(1,796)	(7,463)
Liabilities	(17,730)	279

Net cash provided by operating activities	$68,264	$53,984
Net cash used in investing activities	$(22,357)	$(20,313)
Net cash used in financing activities	$(15,242)	$(42,046)

Loss on Debt Extinguishment.    During the third quarter of fiscal 2003, we incurred $2.9 million in debt extinguishment costs related to the refinancing of our then outstanding senior credit facility, which represented the write-off of unamortized deferred financing costs.

Interest Expense (see—“Liquidity and Capital Resources”).    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes and the loss on extinguishment of debt discussed above. Interest expense, excluding the loss on extinguishment of debt, for fiscal 2003 was $49.3 million compared to $51.6 million for fiscal 2002, a decrease of $2.4 million, or 4.6%. The decrease is primarily attributable to $3.4 million in income from the fair market value changes in our non-qualifying derivatives for fiscal 2003 compared to $926 thousand of expense in fiscal 2002.

Income Tax Expense.    We recorded income tax expense of $9.4 million in fiscal 2003 compared to $1.1 million for fiscal 2002. The increase in income tax expense was primarily attributable to the $21.4 million increase in income before taxes. Consistent with fiscal 2002, our effective tax rate for fiscal 2003 was 38.5%.

Cumulative Effect Adjustment.    During the first quarter of fiscal 2003, we recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Income.    As a result of the items discussed above, net income for fiscal 2003 was $11.5 million compared to $1.8 million for fiscal 2002.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2004 totaled $115.6 million, for fiscal 2003 totaled $68.3 million and for fiscal 2002 totaled $54.0 million. Our increase in net cash provided by operating activities for fiscal 2004 over fiscal 2003 is primarily attributable to the increase in gasoline and merchandise gross profit and its impact on operating income and Adjusted EBITDA. As a result of our net operating loss carryforwards, our cash paid for income taxes has been relatively insignificant in recent periods. We anticipate full utilization of our net operating loss carryforwards during fiscal 2005 and therefore expect an increase in our cash paid for income taxes. We had $108.0 million of cash and cash equivalents on hand at September 30, 2004.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2004 were $51.9 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

Our sale-leaseback program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are generally operating leases at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of sale-leasebacks that we can use to fund our operations or capital expenditures. We received $96.7 million in proceeds from sale-leaseback transactions in fiscal 2004, including $94.5 million related to the Golden Gallon® acquisition, and $2.3 million during fiscal 2003.

In fiscal 2004, we had proceeds of $19.1 million including asset dispositions ($10.8 million), vendor reimbursements ($6.1 million) and sale-leaseback transactions ($2.2 million). As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2004 were $32.8 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities.    For fiscal 2004, net cash provided by financing activities was $49.5 million. The net cash provided was primarily the result of additional net borrowings of $57.6 million and proceeds from the exercise of incentive stock options, offset by additional financing costs paid during fiscal 2004 of approximately $11.8 million. The $57.6 million in net borrowings is primarily the result of the issuance of debt totaling $80.0 million in connection with the Golden Gallon® acquisition offset by principal payments. At September 30, 2004, our long-term debt consisted primarily of $317.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility that expires in March, 2010. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under our previous credit facility and loan origination costs. In connection with the amendment, we incurred debt extinguishment charges of $12.4 million, which consisted of the $3.5 million write-off of unamortized original issue discount, $7.9 million in unamortized deferred financing costs and $1.0 million in call premium. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement. As of September 30, 2004, our outstanding term loan balance was $317.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $34.8 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of September 30, 2004, we had no borrowings outstanding under the revolving credit facility, we had approximately $35.2 million in available borrowing capacity and $34.8 million of standby letters of credit were issued under the facility.

The term loan portion of our senior credit facility bears interest at variable interest rates. Our senior credit facility permits us to choose between two basic rates for our term loan:

•	a rate based on the greater of the prime rate of interest in effect on the day the loan is made or the federal funds rate in effect on the day the loan is made plus 1/2 of 1%, plus an additional margin, as described below; or

•	a rate based on the London interbank offered rate, or LIBOR, plus an additional margin as described below.

Our senior credit facility requires us to pay, in addition to the basic interest rate, an additional margin of 2.25% on term loans that are based on a LIBOR interest rate. Our senior credit facility also requires us to pay, in addition to the basic interest rate (i) an additional margin of 2.75% on revolving credit loans that are based on a LIBOR interest rate or (ii) an additional margin of 1.50% on revolving credit loans that are based on a prime rate. We have from time to time entered into certain hedging agreements in an effort to mitigate the fluctuations in interest rates and manage our interest rate risk, and anticipate that we will continue to use hedging agreements for these purposes in the future.

Our senior credit facility is secured by substantially all of our assets, other than our leased real property, and guaranteed by our subsidiaries. Any redemption of our senior credit facility on or before September 30, 2005 would require repayment of outstanding loan amounts at 101% of par.

Our senior credit facility contains covenants restricting our ability and the ability of any of our subsidiaries to, among other things and subject to various exceptions:

•	incur additional indebtedness;

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase subordinated debt;

•	incur liens;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, or sale-leaseback transactions or similar fundamental corporate changes; and

•	engage in transactions with stockholders or affiliates.

Our senior credit facility also contains financial ratios and tests that must be met with respect to maximum total leverage ratios, minimum fixed charge coverage ratios, minimum pro forma EBITDA, each as defined in the agreement, and maximum capital expenditures. Specifically, the senior credit facility requires us to:

•	comply with maximum consolidated pro forma leverage ratios on a sliding scale ranging from a high of 4.75 to 1.00 to a low of 3.50 to 1.00 over quarterly periods between March 12, 2004 and September 25, 2008 and thereafter;

•	maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 on a quarterly basis;

•	limit consolidated capital expenditures to $55.0 million in fiscal 2004, $50.0 million in fiscal 2005, and $45.0 million in fiscal years after 2005 (plus unspent amounts that are permitted to be carried forward from prior fiscal years up to a limit of $12.5 million).

As of September 30, 2004, we have satisfied all financial ratios and tests under our senior credit facility.

The senior credit facility requires that we remain in pro forma compliance with all of the financial covenants contained in the credit agreement after giving effect to an acquisition. In addition, the senior credit agreement includes customary events of default, including payment defaults on more than $5.0 million of contingent obligations, judgments exceeding $5.0 million, and upon a change of control. Under the credit agreement, a change of control occurs if among other things (a) any person or group of persons acting together, other than certain “permitted holders” (defined as our current largest stockholder), has acquired or holds 35% or more of the voting power (or economic interest) of our common stock unless the permitted holders beneficially own a greater percentage of our company than such other person or group, (b) the members of our board of directors who were in office at the time of entry into the credit agreement or their nominees do not continue to comprise a majority of our board of directors, or (c) a “change of control” as defined in the indenture for our senior subordinated notes, occurs.

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

Our senior subordinated notes contain covenants that, among other things and subject to various exceptions, restrict our ability and any restricted subsidiary’s ability to:

•	pay dividends, make distributions or repurchase stock;

•	issue stock of subsidiaries;

•	make investments in non-affiliated entities;

•	incur liens to secure debt which is equal to or subordinate in right of payment to the senior subordinated notes, unless the notes are secured on an equal and ratable basis (or senior basis) with the obligations so secured;

•	enter into transactions with affiliates; or

•	engage in mergers, consolidations or sales of all or substantially all of our properties or assets.

We can incur debt under the senior subordinated notes if the ratio of our pro forma EBITDA to fixed charges, after giving effect to such incurrence, is at least 2.0 to 1.0. Even if we do not meet this ratio we can incur:

•	debt under our senior credit facility;

•	capital leases or purchase money debt in amounts not to exceed the greater of $35.0 million in the aggregate and 10% of our tangible assets at the time of incurrence;

•	intercompany debt;

•	debt existing on the date the senior subordinated notes were issued;

•	up to $25.0 million in any type of debt;

•	debt related to insurance and similar obligations arising in the ordinary course of business; or

•	debt related to guarantees, earn-outs, or obligations in respect of purchase price adjustments in connection with the acquisition or disposition of property or assets.

The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing the senior subordinated notes, a change of control is deemed to occur if (a) any person, other than certain “permitted holders” (defined as our current largest stockholder or any member of the senior management of our company), becomes the beneficial owner of more than 50% of the voting power of our common stock, (b) any person, or group of persons acting together, other than a permitted holder, becomes the beneficial owner of more than 35% of the voting power of our common stock and the permitted holders own a lesser percentage than such other person, or (c) the first day on which a majority of the members of our board of directors are not “continuing directors” (as defined in the indenture). At any time prior to February 15, 2007, we may redeem on any one or more occasions up to 35% of the aggregate principal amount of the senior subordinated notes with the net cash proceeds of one or more public equity offerings at a redemption price that is currently 107.75% of the principal amount thereof, plus accrued and unpaid interest. Except in this circumstance, the senior subordinated notes are not redeemable at our option prior to February 15, 2009. On or after February 15, 2009, we may redeem the senior subordinated notes in whole or in part at a redemption price that is 103.875% and decreases to 102.583% after February 15, 2010, 101.292% after February 15, 2011 and 100.0% after February 15, 2012.

Shareholders’ Equity.    As of September 30, 2004, our shareholders’ equity totaled $152.2 million. The increase of $23.5 million in shareholders’ equity from September 25, 2003 is primarily attributable to fiscal 2004 net income of $17.6 million and additional paid-in capital as a result of option exercises of $4.9 million.

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, and funds available under the forward sale agreement entered into in October, 2004 with Merrill Lynch International, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. As of September 30, 2004 we had $35.2 million available under our revolving credit facility. Additionally, if we elect to physically settle the forward sale agreement, we would receive aggregate proceeds of $32.8 million. For further discussion of the forward sale agreement, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-Note 19-Subsequent Event.” Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We have no current plans to seek any such additional financing.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, future capital lease commitments and future operating lease commitments as of September 30, 2004:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Long-term debt (1)	$12,029	$16,010	$16,000	$16,000	$16,000	$491,000	$567,039
Interest (2)	33,994	32,621	31,121	30,447	29,774	98,720	256,677
Capital leases (3)	3,271	3,050	2,994	2,740	2,596	20,062	34,713
Operating leases (4)	64,801	61,415	58,861	56,600	52,849	410,649	705,175

Total contractual obligations	$114,095	$113,096	$108,976	$105,787	$101,219	$1,020,431	$1,563,604

(1)	Included in long-term debt are amounts owed on our senior subordinated notes and senior credit facility. These borrowings are further explained in “Item 8. Consolidated Financial Statements and Supplemental Data – Notes to Consolidated Financial Statements - Note 6 - Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)	Included in interest are expected payments on our senior subordinated notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is set at the October 29, 2004 rate.

(3)	Included in capital leases is both principal and interest.

(4)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above, do not include contingent rental expense. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 30, 2004 (in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Standby letters of credit	$34,729	$93	$—	$—	$—	$—	$34,822

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $14.1 million and $13.8 million as of September 30, 2004 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 251 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.0 million for remediation, tank removal and litigation. Also, as of September 30, 2004 and September 25, 2003 there were an additional 503 and 487 sites, respectively, that are known to be contaminated sites and that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 185 locations. We anticipate that these capital expenditures will be approximately $18.0 million and will begin during fiscal 2005. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through October 10, 2008 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in fiscal 2004.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP®, Chevron®, Citgo®, Shell®, Mobil® and Texaco®. The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. The initial terms of these supply agreements range from three to ten years and contain provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets that we may want to sell.

During February 2003, we signed new gasoline supply agreements with both BP Products, N.A., or BP®, and Citgo® to brand and supply most of our gasoline products for the next five years. Also, during the third quarter of fiscal 2004, we negotiated an expansion of the scope and extension of the term of our gasoline supply agreement with BP®, which will now expire in 2009. We intend to re-brand and/or upgrade images for gasoline offerings at approximately 1,100 locations by the end of calendar 2005, with 575 locations completed as of September 30, 2004. We expect that, after the conversion has been completed, BP® will supply approximately 30% of our total gasoline volume, which will be sold under the BP®/Amoco® brand, and Citgo® will supply approximately 60% of our total gasoline volume. Citgo® will supply both our private brand gasoline, which will be sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. The remaining locations, primarily in Florida, will remain branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us in our efforts to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. To date, we have met these purchase levels and expect to continue to do so.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of the business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we expect that we may face increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2004, fiscal 2003 and fiscal 2002. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, dollars are in thousands, except per gallon data.

	Fiscal 2004				Fiscal 2003				Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$744,441	$786,353	$928,327	$1,033,964	$645,353	$666,697	$704,486	$733,824	$577,357	$558,858	$677,564	$669,739

Merchandise revenue	270,149	270,073	302,879	329,745	243,420	234,978	263,393	267,907	243,044	236,843	267,871	265,028
Gasoline revenue	474,292	516,280	625,448	704,219	401,933	431,719	441,093	465,917	334,313	322,015	409,693	404,711
Gross Profit	140,110	133,227	153,710	163,796	125,991	113,129	135,017	136,667	115,479	108,100	127,025	124,798
Merchandise gross profit	99,174	99,486	109,255	117,512	86,477	84,320	94,974	99,749	83,135	82,708	93,602	94,408
Gasoline gross profit	40,936	33,741	44,455	46,284	39,514	28,809	40,043	36,918	32,344	25,392	33,423	30,390
Income from operations	20,909	14,251	30,880	30,475	20,343	7,708	21,870	20,910	13,111	4,626	20,503	15,612
Income (loss) before cumulative effect	4,937	(14,082)	13,674	13,024	4,920	(2,353)	6,085	6,334	475	(4,138)	4,064	1,403
Income from operations as a percentage of full year	21.7%	14.8%	32.0%	31.5%	28.7%	10.9%	30.9%	29.5%	24.3%	8.6%	38.1%	29.0%
Comparable store merchandise sales increase (decrease)	2.4%	3.4%	3.9%	3.8%	1.5%	0.8%	(0.5)%	2.2%	1.7%	1.3%	3.7%	3.5%
Comparable store sales gasoline gallons increase (decrease)	3.4%	1.2%	0.2%	3.2%	(0.7)%	(0.2)%	0.6%	3.1%	0.8%	0.2%	4.4%	0.7%
Merchandise gross profit as a percentage of total revenue	13.3%	12.7%	11.8%	11.4%	13.4%	12.6%	13.5%	13.6%	14.4%	14.8%	13.8%	14.1%
Gasoline gross profit per gallon	0.126	0.105	0.130	0.120	0.139	0.104	0.133	0.120	0.112	0.090	0.111	0.101
Gasoline gallons	325,580	321,805	342,818	386,657	283,834	277,129	301,473	307,832	287,907	281,030	302,080	300,905

Inflation

During fiscal 2004, wholesale gasoline fuel prices remained volatile, hitting a high of approximately $50 per barrel in September 2004 and a low of approximately $28 per barrel in September 2003. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price volatility has had an impact on total revenue, gross profit dollars and gross profit percentage.

General CPI, excluding energy, increased 2.2% during fiscal 2004 and food at home CPI, which is most indicative of our merchandise inventory, increased slightly more than general CPI. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

Recently Adopted Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the year ended September 30, 2004, other than the items described below.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective beginning in our second fiscal quarter ending March 25, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if we enter into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46R to be a variable interest entity), our results of operations and financial condition may be impacted.

Recently Issued Accounting Standards

In March 2004, the FASB issued an exposure draft on “Share-Based Payment.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in periods beginning after December 15, 2004 for public entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for the fourth quarter of fiscal 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Significant changes in actual expenditures compared to historical experience rates as a result of increased medical costs or incidence rates could significantly impact our statement of operations and financial position.

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

Changes in the long-term economics of the gasoline and convenience store markets, fluctuations in capital markets and competition could impact our fair value measurements, which could significantly impact our statement of operations and financial position.

Derivative Financial Instruments.    We enter into interest rate swap agreements to modify the interest characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings.

The fair values of our interest rate swaps and collars are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Asset Retirement Obligation.    Since fiscal 2003, we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. See also, “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Asset Retirement Obligations.”

Vendor Allowances and Rebates.    We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Some of these vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Payments are recorded as a reduction to cost of sales or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement.

Environmental Liabilities and Related Receivables.    We account for the cost incurred to comply with federal and state environmental regulations as follows:

•	Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site.

•	Deductibles and remediation costs not covered by state trust fund programs and third party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate.

•	Reimbursement under state trust fund programs or third party insurers are recognized as receivables and a provision for uncollectible reimbursements is recorded based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

Changes in laws and government regulation, the financial condition of the state trust funds and third party insurers and actual remediation expenses compared to historical experience could significantly impact our statement of operations and financial position.

RISK FACTORS

You should carefully consider the risks described below and the section entitled “Cautionary Statement Concerning Forward-Looking Statements” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Over the past three fiscal years, our gasoline revenue averaged approximately 63.4% of total revenues and our gasoline gross profit averaged approximately 27.4% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale cost increases of tobacco products could impact our operating results.

Sales of tobacco products have averaged approximately 10.7% of our total revenue over the past three fiscal years and our tobacco gross profit accounted for approximately 16.3% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes domestically. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

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

Substantially all of our stores are located in the southeast region of the United States. Although the Southeast is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we experienced in fiscal 2004. Inclement weather conditions as well as severe storms in the Southeast could damage our facilities or could have a significant impact on consumer behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We would also be impacted by regional occurrences in the Southeast such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to identify, acquire and integrate new stores could adversely affect our ability to grow our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through September 2004, we acquired 1,304 convenience stores in 21 major and numerous smaller transactions. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy.

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

We have a significant amount of indebtedness. As of September 30, 2004, we had consolidated debt, including capital lease obligations, of approximately $582.8 million. As of September 30, 2004, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $35.2 million.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

Our substantial indebtedness could have important consequences to you. For example, it could:

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

We and our subsidiaries are still able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. In addition, our senior credit facility, as amended, permits us to potentially borrow up to an additional $75.0 million for permitted acquisitions (assuming certain financial conditions are met at the time) beyond the $70.0 million we can borrow under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If we do not comply with the covenants in our senior credit facility and the indenture governing our senior subordinated notes or otherwise default under them, we may not have the funds necessary to pay all of our indebtedness that could become due.

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our senior credit facility limits our ability to make capital expenditures. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, and also maximum capital expenditure limits as defined in the senior credit facility agreement. A violation of any of these covenants could cause an event of default under the senior credit facility. If we default under that facility because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or our indenture governing our senior subordinated notes likely would have a material adverse effect on us.

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

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. While we are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company, an investment fund related to our largest stockholder recently acquired an interest in a wine wholesaler. Although we do not believe this relationship is prohibited by the laws of any state in which we operate, if a regulatory authority were to take a contrary view and revoke our retail alcohol license, it could have a material adverse effect on our business and results of operations. In addition, our ability to expand into certain states, should we desire to do so, may be adversely affected if the laws of any such state prohibit the type of relationship that exists among our largest stockholder, the investment fund affiliated with it, the wine wholesaler in which the fund invested, and us.

Any appreciable increase in the statutory minimum wage rate or income or overtime pay or adoption of mandated health benefits would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.

From time to time, regulations are proposed that, if adopted, could also have an adverse effect on our business, financial condition or results of operations.

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

During February of 2003, we signed new gasoline supply agreements with BP® and Citgo®. We expect that BP® and Citgo® will supply approximately 90% of our future gasoline purchases after an approximately 27 to 33 month conversion process that began in March 2003. We have contracts with Citgo® until 2008 and BP® until 2009, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

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

We may not achieve the full expected cost savings and other benefits of our acquisition of Golden Gallon®.

We expect to achieve $8 to $10 million of cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates, which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved at our stores at the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and to the other information contained or incorporated by reference in this report.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options or upon settlement of the forward sale agreement recently entered into by us, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 7, 2004, there are 20,313,242 shares of our common stock outstanding; of these shares, 17,121,689 shares are freely tradable (unless held by one of our affiliates), and 3,884,369 shares are held by affiliate investment funds of Freeman Spogli & Co, or Freeman Spogli. Pursuant to Rule 144 under the

Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli investment funds have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

As of December 7, 2004, Freeman Spogli owns 3,884,369 shares of our common stock and its beneficial ownership of our common stock is approximately 19.1%. In addition, three of the eight members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with our interests or the interests of our other stockholders. In the past, from time to time, we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. We may also, either mandatorily or at our option, issue shares upon settlement of the forward sale agreement recently entered into by us. We may elect to settle the forward sale by means of a physical stock, cash or net stock settlement. If we elect to physically settle the forward sale agreement in total, we would be required to issue 1,500,000 shares of our common stock. In no event are we required to deliver more than 1,500,000 shares under the forward sale agreement.

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

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 34 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Other provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us or hinder a change in management even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation makes us subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits publicly-held Delaware corporations to which it applies from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could discourage others from bidding for our shares and could, as a result, reduce the likelihood of an increase in our stock price that would otherwise occur if a bidder sought to buy our stock.

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

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the prior year. Our debt and interest rate swap instruments outstanding at September 30, 2004, including applicable interest rates, are discussed below, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at September 30, 2004, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 30, 2004.

Expected Maturity Date

as of September 30, 2004

(Dollars in thousands)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	Fair Value
Long-term debt	$12,029	$16,010	$16,000	$16,000	$16,000	$491,000	$567,039	$580,857
Weighted average interest rate	6.06%	5.99%	5.88%	5.94%	5.99%	6.93%	6.31%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 30, 2004, the interest rate on 79.7% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 80.8% at September 25, 2003. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 30, 2004, would be to change interest expense by approximately $1 million.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	September 30, 2004	September 25, 2003
Notional principal amount	$202,000	$202,000
Weighted average pay rate	2.72%	3.77%
Weighted average receive rate	1.84%	1.03%
Weighted average years to maturity	1.55	1.68

As of September 30, 2004, the fair value of our swap agreements represented a net liability of $0.1 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8.    Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (“The Pantry”) as of September 30, 2004 and September 25, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of The Pantry’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry as of September 30, 2004 and September 25, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 2003, The Pantry adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.

/S/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

December 10, 2004

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	September 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$72,901
Receivables (net of allowance for doubtful accounts of $417 at September 30, 2004 and $665 at September 25, 2003)	43,664	30,423
Inventories (Note 3)	95,228	84,156
Prepaid expenses	13,446	6,326
Property held for sale	5,939	2,013
Deferred income taxes (Note 11)	7,507	4,334

Total current assets	273,832	200,153

Property and equipment, net (Notes 4, 9 and 12)	411,501	400,609

Other assets:
Goodwill (Note 5)	341,652	278,629

Deferred financing costs (net of accumulated amortization of $563 September 30, 2004 and $7,206 at September 25, 2003)	8,612	10,757
Environmental receivables (Note 13)	15,137	15,109
Other (Note 7)	11,406	8,908

Total other assets	376,807	313,403

Total assets	$1,062,140	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	$16,029	$27,558
Current maturities of capital lease obligations (Note 12)	1,197	1,375
Accounts payable	121,151	78,885
Accrued interest (Note 6)	2,742	11,924
Accrued compensation and related taxes	14,369	12,840
Other accrued taxes	18,849	16,510
Accrued insurance	17,228	12,293
Other accrued liabilities (Notes 7 and 13)	19,393	21,314

Total current liabilities	210,958	182,699

Long-term debt (Note 6)	551,010	470,011

Other liabilities:
Environmental reserves (Note 13)	14,051	13,823
Deferred income taxes (Note 11)	63,257	50,015
Deferred revenue (Note 13)	35,051	37,251
Capital lease obligations (Note 12)	14,582	15,779
Other noncurrent liabilities (Notes 7, 9 and 13)	21,045	15,922

Total other liabilities	147,986	132,790

Commitments and contingencies (Notes 5, 6, 12 and 13)
Shareholders’ equity (Notes 8, 15 and 16):
Common stock, $.01 par value, 50,000,000 shares authorized; 20,271,757 and 18,107,597 issued and outstanding at September 30, 2004 and September 25, 2003, respectively (Notes 15 and 16)	204	182
Additional paid-in capital	132,879	128,002
Shareholder loans	—	(173)
Accumulated other comprehensive income (deficit) net of deferred income taxes of $(129) at September 30, 2004 and $432 at September 25, 2003 (Note 8)	206	(690)
Accumulated earnings	18,897	1,344

Total shareholders’ equity	152,186	128,665

Total liabilities and shareholders’ equity	$1,062,140	$914,165

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 30, 2004	September 25, 2003	September 26, 2002
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise sales	$1,172,846	$1,009,698	$1,012,786
Gasoline sales	2,320,239	1,740,662	1,470,732

Total revenues	3,493,085	2,750,360	2,483,518

Cost of sales:
Merchandise	747,419	644,178	658,933
Gasoline	2,154,823	1,595,378	1,349,183

Total cost of sales	2,902,242	2,239,556	2,008,116

Gross profit	590,843	510,804	475,402

Operating expenses:
Operating, general and administrative expenses	438,026	382,682	367,299
Depreciation and amortization	56,302	54,403	54,251

Total operating expenses	494,328	437,085	421,550

Income from operations	96,515	73,719	53,852

Other income (expense):
Loss on extinguishment of debt (Note 10)	(23,087)	(2,888)	—
Interest expense (Note 10)	(47,206)	(49,265)	(51,646)
Miscellaneous	1,676	2,805	728

Total other expense	(68,617)	(49,348)	(50,918)

Income before income taxes	27,898	24,371	2,934
Income tax expense (Note 11)	(10,345)	(9,385)	(1,130)

Income before cumulative effect adjustment	$17,553	$14,986	$1,804
Cumulative effect adjustment, net of tax (Note 9)	—	(3,482)	—

Net income	$17,553	$11,504	$1,804

Earnings per share (Note 17):
Basic:
Income before cumulative effect adjustment	$0.90	$0.83	$0.10
Cumulative effect adjustment	—	(0.19)	—

Net income	$0.90	$0.64	$0.10

Diluted:
Income before cumulative effect adjustment	$0.85	$0.82	$0.10
Cumulative effect adjustment	—	(0.19)	—

Net income	$0.85	$0.63	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Other Comprehensive Income/(Deficit)	Accumulated Earnings (Deficit)	Total
	Shares	Par Value
Balance, September 27, 2001	18,115	$182	$128,043	$(837)	$(4,283)	$(11,964)	$111,141

Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,804	1,804
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,966	—	1,966
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	205	—	205

Comprehensive income	—	—	—	—	2,171	1,804	3,975
Share repurchase	(7)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	$182	$128,002	$(708)	$(2,112)	$(10,160)	$115,204

Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,504	11,504
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,504	12,926
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$1,344	$128,665

Comprehensive income, net of tax:
Net income	—	—	—	—	—	17,553	17,553
Unrealized gains on qualifying cash flow hedges	—	—	—	—	896	—	896

Comprehensive income	—	—	—	—	896	17,553	18,449
Exercise of stock options and warrants	2,164	22	4,877	—	—	—	4,899
Repayment of shareholder loans	—	—	—	173	—	—	173

Balance, September 30, 2004	20,272	$204	$132,879	$—	$206	$18,897	$152,186

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
	(53 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,553	$11,504	$1,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,302	54,403	51,981
Provision for income taxes	10,345	9,385	1,130
Loss on extinguishment of debt	23,087	2,888	—
(Gain)/loss on sale of property and equipment	(2,929)	2,051	601
Impairment of long-lived assets	7,417	1,850	383
Fair market value change in non-qualifying derivatives	(1,310)	(3,381)	926
Provision for closed stores	1,933	2,469	2,073
Cumulative effect of change in accounting principle	—	3,482	—
Amortization of deferred loan costs	2,227	2,610	2,270
Amortization of long-term debt discount	534	529	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(11,146)	563	(5,085)
Inventories	(977)	281	(2,705)
Prepaid expenses	(7,005)	(2,818)	(43)
Other noncurrent assets	242	178	370
Accounts payable	30,830	(14,973)	(311)
Other current liabilities and accrued expenses	(7,506)	9,532	12,688
Reserves for environmental expenses	(447)	538	1,078
Other noncurrent liabilities	(3,563)	(12,827)	(13,176)

Net cash provided by operating activities	115,587	68,264	53,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(2,475)	(2,761)	(5,006)
Additions to property and equipment	(49,441)	(25,470)	(26,506)
Proceeds from sale of land, building and equipment	107,558	7,673	11,711
Acquisitions of related businesses, net of cash acquired	(185,607)	(1,799)	(512)

Net cash used in investing activities	(129,965)	(22,357)	(20,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,375)	(1,383)	(1,199)
Principal repayments of long-term debt	(617,412)	(306,577)	(40,000)
Proceeds from issuance of long-term debt	675,000	299,440	—
Proceeds from exercise of stock options, net of repurchases	4,899	—	(41)
Repayment of shareholder loans	173	535	129
Other financing costs	(11,760)	(7,257)	(935)

Net cash provided by (used in) financing activities	49,525	(15,242)	(42,046)

Net increase (decrease)	35,147	30,665	(8,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,901	42,236	50,611

CASH AND CASH EQUIVALENTS AT END OF YEAR	$108,048	$72,901	$42,236

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
Cash paid (refunded) during the year:
Interest	$55,472	$51,469	$50,556

Taxes	$62	$(214)	$(3,708)

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

During fiscal 2003 and 2002, we financed certain capital expenditures totaling $1.9 million and $2.7 million respectively, through the issuance of capital leases.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—HISTORY OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. Transactions and balances of each of our wholly-owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 30, 2004, we own and operate 1,361 convenience stores in Florida (461), North Carolina (322), South Carolina (239), Tennessee (103), Georgia (98), Mississippi (51), Kentucky (37), Virginia (30), Indiana (12), and Louisiana (8).

Accounting Period

We operate on a 52 or 53 week fiscal year ending on the last Thursday in September. Fiscal 2004 operated on a 53 week basis and fiscal years 2003 and 2002 each operated on a 52 week basis.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted average method for gasoline inventories.

Property Held for Sale

Property is classified as a current asset when management’s intent is to sell these assets in the ensuing fiscal year and the criteria under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are met. The asset is then recorded at the lower of cost or fair value less cost to sell. We attempt to identify third parties with which to enter into sale-leaseback transactions prior to developing new stores in order to minimize our capital outlays. If we identify a store as one that we believe we can finance on a sale-leaseback transaction prior to developing a new store, or if we enter into such a transaction for our existing stores, the property is classified as held for sale. These assets primarily consist of land and buildings.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets for financial statement purposes and by accelerated methods for income tax purposes.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated useful lives for financial statement purposes are as follows:

Buildings	20 to 33 1/2 years
Equipment, furniture and fixtures	3 to 30 years
Automobiles	3 to 5 years

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with SFAS No. 13, Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years), whichever is less, using the straight-line method.

Goodwill

We have adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuations, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses. See Note 5—Goodwill and Other Intangible Assets.

Long-Lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets to determine if a write-down to fair value is required. We recorded a provision of approximately $7.5 million, $1.9 million and $383 thousand for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2004, 2003 and 2002, respectively. We record asset impairment as a component of operating, general and administrative expenses.

Revenue Recognition

Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders, and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings.

Cost of Goods Sold

The primary components of cost of sales are gasoline, merchandise, repairs and maintenance of customer delivery equipment (e.g. gasoline dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are amortized into cost of sales in accordance with vendor agreements and as the related inventories are sold.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating, General and Administrative Expenses

The primary components of operating, general and administrative expenses are store labor, store occupancy, operations management and administrative personnel, insurance, and other corporate costs necessary to operate the business.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. See Note 6—Long-Term Debt and Note 12—Leases. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

Vendor Allowances, Rebates and Other Vendor Payments

We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Our accounting practices with regard to some of our most significant arrangements are as follows:

•	Vendor allowances for price markdowns are credited to cost of sales during the period in which the related markdown was taken and charged to cost of sales.

•	Store imaging allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies, and other types of branding as defined in our gasoline contracts.

•	Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

•	Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at our stores are recorded as a reduction of cost of sales over the period covered by the agreement.

Some of these typical vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. We routinely review the relevant, significant factors and make adjustments where the facts and circumstances dictate.

The amounts recorded as a reduction of cost of sales were $96.9 million, $92.6 million and $96.6 million for fiscal 2004, 2003 and 2002, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Costs

We account for the cost incurred to comply with federal and state environmental regulations as follows:

•	Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each site.

•	Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis.

•	Amounts that are probable of reimbursement under state trust fund programs or third party insurers, based on our experience, are recognized as receivables and are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. These receivables exclude all deductibles and an estimate for uncollectible reimbursements. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

•	Annual fees for tank registration and environmental compliance testing are expensed as incurred.

•	Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

Income Taxes

All of our operations, including subsidiaries, are included in a consolidated Federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Excise Taxes

We collect and remit various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $550.6 million, $497.6 million, and $471.9 million for fiscal 2004, 2003 and 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $2.0 million, $2.1 million and $1.8 million for fiscal 2004, 2003 and 2002, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Our stock option plans are described more fully in Note 16—Stock Options and Other Equity Instruments. We account for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for each of the periods presented if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003	2002
Net income (in thousands):
As reported	$17,553	$11,504	$1,804
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(324)	(287)	(278)

Pro forma	$17,229	$11,217	$1,526

Basic earnings per share:
As reported	$0.90	$0.64	$0.10
Pro forma	$0.88	$0.62	$0.08
Diluted earnings per share:
As reported	$0.85	$0.63	$0.10
Pro forma	$0.83	$0.61	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for each of the periods presented:

	2004	2003	2002
Weighted-average grant date fair value	$6.48	$0.87	$1.71
Weighted-average expected lives (years)	2.00	2.00	2.00
Weighted-average grant date fair value-exercise price equals market price	$6.48	$0.87	$1.71
Weighted-average grant date fair value-exercise price greater than market price	—	—	—
Risk-free interest rate	1.8%	1.8%	3.0%
Expected volatility	77%	70%	60%
Dividend yield	0.00%	0.00%	0.00%

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

We provide segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker believes we operate in one segment due to the following: the sales of both gasoline and merchandise are interrelated, the target customers are the same for all products, and our stores are homogeneous in product offerings.

Reclassifications

Certain amounts in the fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. Amounts reclassified include a $2.9 million loss on extinguishment of debt, which was reclassified from operating, general and administrative expenses in our fiscal 2003 financial statements.

Recently Adopted Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the year ended September 30, 2004, other than the items described below.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (revised December 2003, FIN 46R). This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective beginning in our second fiscal quarter ending March 25, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on our results of operations and financial condition. However, if we enter into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46R to be a variable interest entity), our results of operations and financial condition may be impacted.

Recently Issued Accounting Standards

In March 2004, the FASB issued an exposure draft on “Share-Based Payment.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in periods beginning after December 15, 2004 for public entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for the fourth quarter of fiscal 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on our financial position or results of operations.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2—ACQUISITION OF RELATED BUSINESS:

On October 16, 2003, we completed the acquisition of 138 convenience stores operating in Tennessee and Georgia under the Golden Gallon® banner from Ahold USA, Inc. The acquired assets include 138 operating convenience stores, 131 of which are fee-owned stores, a dairy plant and related assets, a fuel hauling operation, corporate headquarters buildings and 25 undeveloped sites. Other than the dairy plant and related assets, the fuel hauling operation and the corporate headquarters buildings, we intend to use the acquired assets in the convenience store retail business. Simultaneous with the closing, we sold the dairy plant and related assets and the fuel hauling operation to our existing suppliers.

The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million sale-leaseback transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. We funded the second transaction with $80.0 million of debt through borrowings under an amendment to our existing senior secured credit facility, see Note 6—Long-Term Debt, and available cash.

The following purchase price allocations for the Golden Gallon® acquisition are based on the fair values on the date of the acquisition (amounts in thousands):

Assets Acquired:
Receivables	$3,464
Inventories	10,018
Prepaid expenses	116
Property held for sale	101,566
Property and equipment	27,976

Total assets	143,140
Liabilities Assumed:
Accounts payable	(11,436)
Other accrued liabilities	(12,731)

Total liabilities	(24,167)

Net tangible assets acquired	118,973
Trademarks	2,800
Goodwill	63,286

Total consideration paid, including direct costs, net of cash acquired	$185,059

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2004	2003
Total revenues	$3,504,934	$3,158,941

Net income before cumulative effect adjustment	17,581	24,691
Net income	17,581	21,209
Earnings per share before cumulative effect adjustment
Basic	$0.90	$1.36
Diluted	$0.85	$1.34
Earnings per share
Basic	$0.90	$1.17
Diluted	$0.85	$1.15

During fiscal 2004, we also acquired one store located in South Carolina in a separate acquisition.

NOTE 3—INVENTORIES:

At September 30, 2004 and September 25, 2003, inventories consisted of the following (in thousands):

	2004	2003
Inventories at FIFO cost:
Merchandise	$75,292	$74,483
Gasoline	29,881	20,996

	105,173	95,479
Less adjustment to LIFO cost:
Merchandise	(9,945)	(11,323)

Inventories at LIFO cost	$95,228	$84,156

The positive effect on cost of sales of LIFO inventory liquidations was $42 thousand, $1.2 million and $692 thousand for fiscal 2004, 2003, and 2002, respectively.

NOTE 4—PROPERTY AND EQUIPMENT:

At September 30, 2004 and September 25, 2003, property and equipment consisted of the following (in thousands):

	2004	2003
Land	$79,691	$78,586
Buildings	137,499	138,857
Equipment	423,601	387,502
Leasehold improvements	81,678	72,221
Construction in progress	15,655	10,460

	738,124	687,626
Less—accumulated depreciation and amortization	(326,623)	(287,017)

Property and equipment, net	$411,501	$400,609

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the balance of goodwill for the years ended September 30, 2004 and September 25, 2003 consisted of the following (in thousands):

	2004	2003
Beginning balance	$278,629	$277,874
Goodwill acquired during the year	63,023	755

Ending balance	$341,652	$278,629

We completed our annual goodwill impairment test as of January 22, 2004 by comparing the enterprise fair value to its carrying or book value. This valuation indicated an aggregate fair value in excess of our book value; therefore, we have determined that no impairment existed. On an ongoing basis, we will perform an annual goodwill impairment test at the end of January. At least quarterly, we will analyze whether an event has occurred that would more likely than not reduce our enterprise fair value below its carrying amount and, if necessary, we will perform a goodwill impairment test between the annual dates. Impairment adjustments recognized after adoption, if any, will be recognized as operating expenses.

Other intangible assets consist of noncompete agreements and a trademark. At September 30, 2004 and September 25, 2003, noncompete agreements consisted of the following (in thousands):

	2004	2003
Gross carrying value	$7,959	$8,559
Less—accumulated amortization	(1,766)	(1,938)

Noncompete agreements, net	$6,193	$6,621

Amortization expense related to noncompete agreements was $428 thousand, $626 thousand and $725 thousand for fiscal 2004, 2003 and 2002, respectively. The weighted average amortization period of all noncompete agreements is 29.2 years. Additionally, as a result of the Golden Gallon® acquisition we recorded $2.8 million related to the trademark. This asset was determined to have an indefinite useful life and therefore no amortization was recorded, see also Note 2—Acquisition of Related Business. Estimated amortization expense for each of the five fiscal years following September 30, 2004 and thereafter is: $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008; $197 thousand in fiscal 2009 and $4.9 million thereafter. Other intangible assets are classified in other noncurrent assets in the accompanying consolidated balance sheets.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2004	September 25, 2003
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$—
Senior subordinated notes payable; due October 15, 2007; interest payable semi-annually at 10.25%	—	200,000
Senior Credit Facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	317,000	—
First lien term loan; interest payable monthly at LIBOR plus 4.25%; principal due in quarterly installments through March 31, 2007, net of unamortized original issue discount of $3,347	—	247,153
Second lien term loan; interest payable monthly at LIBOR plus 6.5%; principal due in full on March 31, 2007, net of unamortized original issue discount of $682	—	50,318
Other notes payable; various interest rates and maturity dates	39	98

Total long-term debt	567,039	497,569
Less—current maturities	(16,029)	(27,558)

Long-term debt, net of current maturities	$551,010	$470,011

On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previously existing senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million. We incurred approximately $7.2 million in costs associated with issuance of the new senior credit facility, which were deferred and will be amortized over the life of the new senior credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility and is included in loss on extinguishment of debt, see Note 10—Interest Expense and Loss on Extinguishment of Debt.

On October 16, 2003, we entered into an amendment to our then existing senior credit facility to increase the borrowing under the first lien term loan by $80.0 million. The proceeds from the amendment to the term loan were used to fund the Golden Gallon® acquisition. We incurred approximately $2.6 million in costs associated with the amendment, which were deferred and amortized over the life of the loan agreement.

On February 19, 2004, we called for redemption all of our outstanding $200.0 million principal amount of 10.25% senior subordinated notes due 2007 and completed the sale of $250.0 million of our 7.75% senior subordinated notes due 2014. The redemption was completed on March 22, 2004. We incurred approximately $6.6 million in costs associated with the sale of the new notes, which were deferred and will be amortized over the life of the new notes.

On March 12, 2004, we entered into an Amended and Restated Credit Agreement (“senior credit facility”), which consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility that expires in March, 2010, to replace all amounts outstanding under our previous senior secured credit facility. The senior credit facility is available for refinancing certain existing indebtedness of our company, working capital financing and general corporate purposes. In addition, the revolving credit facility is available for

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuing commercial and standby letters of credit. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement.

We recorded a loss on the redemption of our 10.25% senior subordinated notes and refinancing of the senior credit facility of approximately $23.1 million. See Note 10—Interest Expense and Loss on Extinguishment of Debt.

The senior secured credit facility contains various restrictive covenants including a maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default. At September 30, 2004, we were in compliance with all covenants and restrictions related to all outstanding borrowings. Substantially all of our net assets are restricted as to payment of dividends and distributions.

On September 30, 2004, we amended our senior credit facility to reduce the applicable margin for our LIBOR rate loans to 2.25%. We also amended the aggregate amount of incremental borrowing as permitted to $75.0 million. Simultaneous with this amendment, we paid $20.0 million toward the principal, which was applied to the final principal payment due March 2011.

At September 30, 2004, our senior credit facility consists of a $317.0 million term loan and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.25%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of September 30, 2004, there were no outstanding borrowings under the revolving credit facility and we had approximately $34.8 million of standby letters of credit issued under the facility. As a result, we had approximately $35.2 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of September 30, 2004, the effective LIBOR rate was 1.84.

The remaining annual maturities of our long-term debt as of September 30, 2004 are as follows (amounts in thousands):

Year Ended September:
2005	$12,029
2006	16,010
2007	16,000
2008	16,000
2009	16,000
Thereafter	491,000

Total principal payments	$567,039

Payments due in fiscal 2005 do not include the $4.0 million payment due September 30, 2005 as this date is in fiscal 2006, however, this amount is included in current maturities of long-term debt on the balance sheet as it is due within one year of the balance sheet date.

The fair value of our indebtedness approximated $580.9 million at September 30, 2004.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS:

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) was $1.3 million, $3.4 million, and $(926) thousand for fiscal 2004, 2003 and 2002, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 30, 2004 other noncurrent liabilities included derivative liabilities of approximately $700 thousand and other noncurrent assets include derivative assets of approximately $600 thousand. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include derivative liabilities of $1.5 million and $1.4 million, respectively. Cash flow hedges at September 30, 2004 have various settlement dates, the latest of which are April 2006 interest rate swaps with a notional amount of $202.0 million that have a weighted average pay rate of 2.72%.

NOTE 8—COMPREHENSIVE INCOME (DEFICIT):

The components of accumulated other comprehensive income/(deficit), net of related income taxes, are as follows (amounts in thousands):

	2004	2003
Unrealized gains/(losses) on qualifying cash flow hedges (net of related income taxes of $(129) and $432 respectively)	206	(690)

Accumulated other comprehensive income/(deficit)	$206	$(690)

The components of other comprehensive income, net of income related taxes, for the periods presented are as follows (amounts in thousands):

	2004	2003	2002
Amortization of cumulative effect of adoption of SFAS No. 133 (net of deferred income taxes of $—, $93 and $135, respectively)	$—	$158	$205
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $561, $708 and $1,292, respectively)	896	1,264	1,966

Other comprehensive income	$896	$1,422	$2,171

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	2004	2003	2002
Unrealized gains on qualifying cash flow hedges	$2,169	$3,272	$5,465
Less: Reclassification adjustment recorded as interest expense	(1,273)	(2,008)	(3,499)

Net unrealized gains on qualifying cash flow hedges	$896	$1,264	$1,966

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated liability is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate ranging from approximately 7.3% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks.

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

We reviewed our estimate of this liability during the quarter ended September 30, 2004 due to changes in the estimate of future underground storage tank removal costs. The change in estimate resulted in an increase of $3.8 million to the carrying amount of the liability and the carrying amount of the related long-lived assets. Since this revision is a change in estimates, we will depreciate the asset and amortize the liability over the remaining useful life of the related underground storage tanks.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2004	2003
Beginning balance	$9,240	$8,443
Liabilities incurred	3,862	191
Liabilities assumed – acquisitions	1,236	—
Liabilities settled	(376)	(159)
Accretion expense	856	765

Ending balance	$14,818	$9,240

NOTE 10—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT:

The components of interest expense are as follows (amounts in thousands):

	2004	2003	2002
Interest on long-term debt, including amortization of deferred financing costs	$43,180	$41,572	$39,577
Interest rate swap settlements	3,427	8,470	8,840
Interest on capital lease obligations	2,208	2,281	2,189
Fair market value change in non-qualifying derivatives	(1,312)	(3,381)	926
Miscellaneous	(297)	323	114

Subtotal: Interest expense	$47,206	$49,265	$51,646
Loss on debt extinguishment	23,087	2,888	—

Total interest expense and loss on extinguishment of debt	$70,293	$52,153	$51,646

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss on debt extinguishment in fiscal year 2004 relates to the redemption of our $200 million 10.25% senior subordinated notes and the refinancing of the senior credit facility. The loss includes the write-off of the unamortized portion of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

The loss on debt extinguishment during fiscal year 2003 relates to the April 14, 2003 refinancing of our senior credit facility. In connection with this refinancing, we recorded a non-cash charge of $2.9 million related to the write-off of the unamortized portion of deferred financing charges associated with the previous credit facility.

NOTE 11—INCOME TAXES:

The components of income tax expense are summarized below (in thousands):

	2004	2003	2002
Current:
Federal	$272	$—	$—
State	4	—	—

	$276	$—	$—

Deferred:
Federal	$8,890	$8,286	$998
State	1,179	1,099	132

	10,069	9,385	1,130

	$10,345	$9,385	$1,130

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004 and September 25, 2003, deferred income tax (liabilities) and assets are comprised of the following (in thousands):

	2004	2003
Property and equipment	$(61,086)	$(67,541)
Inventories	(3,335)	(3,430)
Amortization of intangibles	(25,303)	(15,275)
Environmental	(1,533)	(824)
Other	(2,781)	(67)

Gross deferred income tax liabilities	(94,038)	(87,137)

Accrued insurance	6,534	4,634
Asset retirement obligation	3,024	2,180
Deferred revenue	10,602	7,565
Reserve for closed stores	2,128	1,382
Impairment of long lived assets	1,924	—
Other	4,565	4,865

Gross deferred income tax assets	28,777	20,626

Net operating loss carryforwards	5,612	17,065
General business credits	1,239	1,024
AMT credits	2,660	2,741

Net deferred income tax liability	$(55,750)	$(45,681)

As of September 30, 2004 and September 25, 2003, net current deferred income tax assets totaled $7.5 million and $4.3 million, respectively, and net noncurrent deferred income tax liabilities totaled $63.3 million and $50.0 million, respectively.

Reconciliations of income taxes at the federal statutory rate (34%) to actual income tax expense for each of the periods presented are as follows (in thousands):

	2004	2003	2002
Tax expense at Federal statutory rate	$9,486	$8,286	$998
Tax expense at state rate, net of federal tax expense	1,116	926	109
Permanent differences:
Other permanent items, net	(257)	173	23

Net income tax expense	$10,345	$9,385	$1,130

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004, we had net operating loss carryforwards, general business credits and alternative minimum tax (AMT) credits that can be used to offset future federal income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 30, 2004 have the following expiration dates (in thousands):

Year of Expiration	Federal	State
2014	$—	$846
2015	—	3,179
2016	—	3,847
2017	—	2,891
2018	—	3,515
2019	—	2,470
2020	—	2,836
2021	—	1,774
2022	10,419	2,443

Total loss carryforward	$10,419	$23,801

NOTE 12—LEASES:

We lease store buildings, office facilities and store equipment under both capital and operating leases. The asset balances related to capital leases at September 30, 2004 and September 25, 2003 are as follows (in thousands):

	2004	2003
Buildings	$23,821	$24,837
Less—accumulated amortization	(11,061)	(10,580)

	$12,760	$14,257

Amortization expense related to capitalized leased assets was $1.5 million, $1.5 million and $1.4 million for fiscal 2004, 2003 and 2002, respectively.

Future minimum lease payments as of September 30, 2004 for capital leases and operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2005	$3,271	$64,801
2006	3,050	61,415
2007	2,994	58,861
2008	2,740	56,600
2009	2,596	52,849
Thereafter	20,062	410,649

Net minimum lease payments	34,713	$705,175

Amount representing interest (8% to 20%)	18,934

Present value of net minimum lease payments	15,779
Less—current maturities	1,197

	$14,582

Rental expense for operating leases was approximately $73.0 million, $63.6 million and $63.3 million for fiscal 2004, 2003 and 2002, respectively. We have facility leases with step rent provisions, capital improvement

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funding, and other forms of lease concessions. In accordance with generally accepted accounting principles, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2004, 2003 and 2002, we entered into sale-leaseback transactions with unrelated parties with net proceeds of $96.7 million, $2.3 million and $6.2 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. Included in the fiscal 2004 sale-leaseback amount is $94.5 million related to the Golden Gallon® transaction, see Note 2—Acquisition of Related Business. We retained ownership of all personal property and gasoline marketing equipment at these locations. The net proceeds from these transactions approximated the carrying value of the assets at the time of sale; accordingly, any gains or losses recognized on these transactions were insignificant for all periods presented. Generally, the leases are operating leases at market rates with terms of twenty years with four five-year renewal options.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

As of September 30, 2004, we were contingently liable for outstanding letters of credit in the amount of $34.8 million related primarily to several areas in which we are self-insured. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 30, 2004, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $5.2 million and $35.1 million, respectively. At September 25, 2003, other accrued liabilities and other noncurrent liabilities include the unamortized liabilities associated with these payments of $7.7 million and $37.3 million, respectively.

McLane Company, Inc. (“McLane”)—We purchase over 50% of our general merchandise from a single wholesaler, McLane. Our arrangement with McLane is governed by a five-year distribution service agreement, which was amended on October 5, 2002 and expires on October 10, 2008. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we were to default under the

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contract or terminate the distribution service agreement prior to October 10, 2008, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized and recognized as a reduction to cost of goods sold on a straight-line method over the life of the agreement.

Major Oil Companies— We have entered into product brand imaging agreements with numerous oil companies to buy gasoline at market prices. These contracts range in length from three to ten years. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with accounting principles generally accepted in the United States of America, these payments are amortized and recognized as a reduction to cost of goods sold using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 30, 2004, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 31, 1998 and meet such requirements for releases thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 29, 1999 and meet such requirements for releases thereafter through private commercial liability insurance and a letter of credit.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to immaterial amounts to be spent by us, a substantial amount will be expended for remediation on behalf of us by state trust funds established in our operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by us, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

Environmental reserves of $14.1 million and $13.8 million as of September 30, 2004 and September 25, 2003, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 251 and 236 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.0 million for remediation, tank removal and litigation. Also, as of September 30, 2004 and September 25, 2003, there were an additional 503 and 487 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter at September 30, 2004 and other cost amounts covered by responsible third parties are as follows (in thousands):

Fiscal Year	Expected Payments
2005	$517
2006	517
2007	391
2008	185
2009	46
Thereafter	68

Total undiscounted amounts not covered by a third party	1,724
Other current cost amounts	15,446
Amount representing interest	(3,119)

Environmental reserves	$14,051

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 30, 2004, anticipated reimbursements of $15.1 million are recorded as long-term environmental receivables and $3.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

Several of the locations identified as contaminated are being remediated by third parties who have indemnified us as to responsibility for clean up matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

NOTE 14—BENEFIT PLANS:

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $709 thousand, $731 thousand and $719 thousand for fiscal 2004, 2003 and 2002, respectively.

NOTE 15—COMMON STOCK:

On June 8, 1999, we completed an initial public offering of 6,250,000 shares of our common stock at a public offering price of $13.00 per share (the “IPO”). The net proceeds from the IPO of $75.6 million, before expenses, were used (i) to repay $19.0 million in indebtedness under the 1999 bank credit facility; (ii) to redeem $17.5 million in outstanding preferred stock; and (iii) to pay accrued dividends on the preferred stock of $6.5 million. Of the remaining $32.6 million, $30.2 million was used to fund acquisitions closed during the fourth quarter of fiscal 1999 and $2.4 million was reserved to pay fees and expenses associated with the IPO.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon completion of the IPO, Freeman Spogli & Co. (“Freeman Spogli”) owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). Prior to fiscal 2004, Freeman Spogli had purchased an additional 2,466,014 shares from other stockholders. On December 9, 2003, Freeman Spogli exercised the warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise, Freeman Spogli received 1,607,855 shares of common stock.

During January, 2004 we completed a secondary stock offering in which Freeman Spogli and other selling stockholders sold 5,750,000 shares at a public offering price of $20.00 per share, reducing Freeman Spogli’s beneficial ownership to approximately 38.2% of our outstanding common stock.

NOTE 16—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS:

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants or any of our subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of common stock. On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of our common stock available for grant. The plans are administered by the board of directors or a committee of the board of directors. Options are granted at prices determined by the board of directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the plans for the three fiscal years ended September 30, 2004, September 25, 2003, and September 26, 2002 and changes during the years ending on those dates is as follows:

	Shares	Option Price per Share	Weighted Average Exercise Price per Share
September 27, 2001	1,021,283	$8.82-$13.00	$10.30
Options granted	240,000	4.00-5.12	4.94
Options forfeited	(136,078)	5.12-13.00	10.54
Options exercisable	709,538	4.00-13.00	10.30

September 26, 2002	1,125,205	4.00-13.00	9.13

Options granted	430,000	1.66-8.09	2.23
Options forfeited	(249,313)	5.12-13.00	9.15
Options exercisable	670,558	4.00-13.00	9.82

September 25, 2003	1,305,892	4.00-13.00	6.85

Options granted	244,000	14.80-19.95	15.33
Options forfeited	(56,834)	1.70-14.80	6.74
Options exercised	(556,305)	1.70-13.00	8.81
Options exercisable	455,544	1.66-13.00	7.14

September 30, 2004	936,753	$1.66-$19.95	$7.90

The following table summarizes information about stock options outstanding at September 30, 2004:

Date Granted	Exercise Prices	Number Outstanding September 30, 2004	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
1/15/98	$ 8.82	207,111	3 years	207,111
8/31/98	11.27	57	4 years	57
6/8/99,9/30/99	13.00	41,100	2 years	41,100
12/29/00	10.00	31,600	3 years	31,600
11/26/01	5.12	76,143	4 years	50,762
3/26/02	4.00	20,000	5 years	13,333
10/22/02	1.66	20,000	5 years	6,667
11/13/02	1.70	244,742	5 years	81,581
1/6/03	3.97	35,000	5 years	11,667
3/25/03	4.50	25,000	6 years	8,333
7/23/03	8.09	10,000	6 years	3,333
10/22/03	14.80	201,000	6 years	—
3/31/04	19.95	25,000	7 years	—

	Total	936,753		455,544

As of September 30, 2004 we have approximately 3.5 million shares available for stock option grants.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	2004	2003	2002
Income before cumulative effect adjustment	$17,553	$14,986	$1,804
Cumulative effect adjustment	—	(3,482)	—

Net income	$17,553	$11,504	$1,804

Earnings per share—basic:
Weighted average shares outstanding	19,606	18,108	18,108

Income per share before cumulative effect adjustment—basic	$0.90	$0.83	$0.10
Loss per share on cumulative effect adjustment—basic	—	(0.19)	—

Net income per share—basic	$0.90	$0.64	$0.10

Earnings per share—diluted:
Weighted average shares outstanding	19,606	18,108	18,108
Dilutive impact of options and warrants outstanding	1,063	262	1

Weighted average shares and potential dilutive shares outstanding	20,669	18,370	18,109

Income per share before cumulative effect adjustment—diluted	$0.85	$0.82	$0.10
Loss per share on cumulative effect adjustment—diluted	—	(0.19)	—

Net income per share—diluted	$0.85	$0.63	$0.10

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.0 million and 3.4 million for fiscal 2003 and 2002, respectively.

NOTE 18—QUARTERLY FINANCIAL DATA (unaudited):

Summary quarterly financial data for fiscal 2004 and 2003, respectively, is as follows (dollars in thousands, except per share amounts):

	Year Ended September 30, 2004					Year Ended September 25, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Total revenue	$744,441	$786,353	$928,327	$1,033,964	$3,493,085	$645,353	$666,697	$704,486	$733,824	$2,750,360
Gross profit	$140,110	$133,227	$153,710	$163,796	$590,843	$125,991	$113,129	$135,017	$136,667	$510,804
Income (loss) before income taxes:	$8,029	$(22,897)	$22,234	$20,532	$27,898	$8,004	$(3,827)	$9,894	$10,300	$24,371
Net income (loss)	$4,937	$(14,082)	$13,674	$13,024	$17,553	$1,438	$(2,353)	$6,085	$6,334	$11,504
Earnings per share:
Basic	$0.27	$(0.71)	$0.68	$0.65	$0.90	$0.08	$(0.13)	$0.34	$0.35	$0.64
Diluted	$0.24	$(0.71)	$0.66	$0.63	$0.85	$0.08	$(0.13)	$0.33	$0.33	$0.63

(1) The fourth quarter of fiscal 2004 was a 14 week period due to the 53 week year, rather than a 13 week period as it was in fiscal 2003, which was a 52 week year.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUBSEQUENT EVENT:

Subsequent to the end of fiscal 2004, we completed a secondary stock offering in which Freeman Spogli sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. As a result of this sale, Freeman Spogli beneficially owns 3,884,369 shares, or approximately 19.1%, of our common stock as of December 7, 2004. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement.

We may elect to settle the forward sale by means of a physical stock, cash or net stock settlement. The forward sale will settle in twelve months, or earlier at our option. At any time during that period (up to a maximum of four settlement dates in total), we have the option to settle the forward sale in whole or in part. We may physically settle the forward sale by delivering all or a portion of the shares to Merrill Lynch International for cash proceeds approximately equal to the product of the applicable number of shares and our share price as of the date of the forward sale, plus an imputed interest rate of the Federal Funds Rate minus 1.0%. The actual proceeds to be received by us will vary depending upon the settlement date, the portion of the shares designated by us for settlement on that settlement date and the method of settlement.

If we elect to physically settle all of the 1,500,000 shares subject to the forward sale with stock, based on an initial forward price of $21.8694, which is the public offering price less the underwriting discount, we will receive aggregate proceeds of approximately $32.8 million. The forward sale agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the Federal Funds Rate, less a spread of 1.0%. However, because the spread may be greater than the Federal Funds Rate for at least part of the term of the forward sale agreement, the actual forward sale price received at settlement may be less than the initial forward sale price. In no event are we required to deliver more than 1,500,000 shares under the forward sale agreement.

If we elect cash or net stock settlement, Merrill Lynch International or one of its affiliates will purchase shares of our common stock in secondary market transactions over a period of time for delivery to Merrill Lynch International’s stock lenders in order to unwind its hedge. In connection with a cash or net stock settlement election by us, if the price paid by Merrill Lynch International or its affiliates in secondary market transactions to unwind its hedge exceeds the price that Merrill Lynch International would have been obligated to pay us had we instead elected a physical stock settlement under the forward sale agreement with respect to such shares, then we would pay Merrill Lynch International an amount in cash equal to such difference in the case of a cash settlement or would deliver a number of shares of our common stock having a market value equal to such difference in the case of a net stock settlement. On the other hand, if Merrill Lynch International or one of its affiliates is able to unwind its hedge by purchasing shares in secondary market transactions for an amount less than the price that Merrill Lynch International would have been obligated to pay us in connection with a physical stock settlement, Merrill Lynch International would pay us such difference in cash in the case of a cash settlement or in shares of our common stock having a market value equal to such difference in the case of a net stock settlement.

Prior to settlement, Merrill Lynch International will utilize the aggregate net proceeds from the sale of the borrowed shares as cash collateral for the borrowing of shares described above. We have not received any proceeds from the sale of the borrowed shares and will not do so until settlement of all or a portion of the forward sale.

Under limited circumstances related to our default or certain other extraordinary or otherwise unanticipated events, Merrill Lynch International also will have the ability to require us to settle the forward sale prior to the maturity date.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—GUARANTOR SUBSIDIARIES:

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility and our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	411,501	—	—	411,501

Other assets:
Goodwill	341,652	—	—	341,652
Deferred financing costs, net	8,612	—	—	8,612
Environmental receivables	15,137	—	—	15,137
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	11,349	57	—	11,406

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,079,327	$43,931	$(61,118)	$1,062,140

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of capital lease obligations	1,197	—	—	1,197
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	211,023	—	(65)	210,958

Long-term debt	551,010	—	—	551,010

Other liabilities:
Environmental reserves	14,051	—	—	14,051
Deferred income taxes	63,257	—	—	63,257
Deferred revenue	35,051	—	—	35,051
Capital lease obligations	14,582	—	—	14,582
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	21,043	2	—	21,045

Total other liabilities	165,108	3,210	(20,332)	147,986

SHAREHOLDERS’ EQUITY:
Common stock	204	523	(523)	204
Additional paid-in capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income	206	—	—	206
Accumulated earnings (deficit)	18,897	(353)	353	18,897

Total shareholders’ equity	152,186	40,721	(40,721)	152,186

Total liabilities and shareholders’ equity	$1,079,327	$43,931	$(61,118)	$1,062,140

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,172,846	$—	$—	$1,172,846
Gasoline sales	2,320,239	—	—	2,320,239

Total revenues	3,493,085	—	—	3,493,085

Cost of sales:
Merchandise	747,419	—	—	747,419
Gasoline	2,154,823	—	—	2,154,823

Total cost of sales	2,902,242	—	—	2,902,242

Gross profit	590,843	—	—	590,843

Operating expenses:
Operating, general and administrative expenses	438,026	—	—	438,026
Depreciation and amortization	56,302	—	—	56,302

Total operating expenses	494,328	—	—	494,328

Income from operations	96,515	—	—	96,515

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(47,206)	—	—	(47,206)
Miscellaneous	1,676	—	—	1,676

Total other expense	(68,617)	—	—	(68,617)

Income before income taxes	27,898	—	—	27,898
Income tax expense	(10,345)	—	—	(10,345)

Net income	$17,553	$—	$—	$17,553

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,553	$—	$—	$17,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,302	—	—	56,302
Provision for income taxes	10,345	—	—	10,345
Loss on extinguishment of debt	23,087	—	—	23,087
Gain on sale of property and equipment	(2,929)	—	—	(2,929)
Impairment of long-lived assets	7,417	—	—	7,417
Fair market value change in non-qualifying derivatives	(1,310)	—	—	(1,310)
Provision for closed stores	1,933	—	—	1,933
Amortization of deferred loan costs	2,227	—	—	2,227
Amortization of long-term debt discount	534	—	—	534
Changes in operating assets and liabilities, net:
Receivables	(11,146)	—	—	(11,146)
Inventories	(977)	—	—	(977)
Prepaid expenses	(7,005)	—	—	(7,005)
Other noncurrent assets	242	—	—	242
Accounts payable	30,830	—	—	30,830
Other current liabilities and accrued expenses	(7,506)	—	—	(7,506)
Reserves for environmental expenses	(447)	—	—	(447)
Other noncurrent liabilities	(3,563)	—	—	(3,563)

Net cash provided by operating activities	115,587	—	—	115,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(2,475)	—	—	(2,475)
Additions to property and equipment	(49,441)	—	—	(49,441)
Proceeds from sale of land, building and equipment	107,558	—	—	107,558
Acquisitions of related businesses, net of cash acquired	(185,607)	—	—	(185,607)

Net cash used in investing activities	(129,965)	—	—	(129,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,375)	—	—	(1,375)
Principal repayments of long-term debt	(617,412)	—	—	(617,412)
Proceeds from issuance of long-term debt	675,000	—	—	675,000
Proceeds from exercise of stock options, net of repurchases	4,899	—	—	4,899
Repayments of shareholder loans	173	—	—	173
Other financing costs	(11,760)	—	—	(11,760)

Net cash provided by financing activities	49,525	—	—	49,525

Net increase in cash	35,147	—	—	35,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF YEAR	$108,048	$—	$—	$108,048

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$—	$—	$72,901
Receivables, net	30,423	—	—	30,423
Inventories	84,156	—	—	84,156
Prepaid expenses	6,324	2	—	6,326
Property held for sale	2,013	—	—	2,013
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,151	2	—	200,153

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	400,609	—	—	400,609

Other assets:
Goodwill	278,629	—	—	278,629
Deferred financing costs, net	10,757	—	—	10,757
Environmental receivables	15,109	—	—	15,109
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	8,851	57	—	8,908

Total other assets	289,869	43,929	(20,395)	313,403

Total assets	$931,352	$43,931	$(61,118)	$914,165

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$27,558	$—	$—	$27,558
Current maturities of capital lease obligations	1,375	—	—	1,375
Accounts payable	78,885	—	—	78,885
Accrued interest	11,924	—	—	11,924
Accrued compensation and related taxes	12,840	—	—	12,840
Other accrued taxes	16,510	—	—	16,510
Accrued insurance	12,293	—	—	12,293
Other accrued liabilities	21,379	—	(65)	21,314

Total current liabilities	182,764	—	(65)	182,699

Long-term debt	470,011	—	—	470,011

Other liabilities:
Environmental reserves	13,823	—	—	13,823
Deferred income taxes	50,015	—	—	50,015
Deferred revenue	37,251	—	—	37,251
Capital lease obligations	15,779	—	—	15,779
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	15,920	2	—	15,922

Total other liabilities	149,912	3,210	(20,332)	132,790

SHAREHOLDERS’ EQUITY:
Common stock	182	523	(523)	182
Additional paid-in capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(173)	—	—	(173)
Accumulated other comprehensive deficit	(690)	—	—	(690)
Accumulated earnings (deficit)	1,344	(353)	353	1,344

Total shareholders’ equity	128,665	40,721	(40,721)	128,665

Total liabilities and shareholders’ equity	$931,352	$43,931	$(61,118)	$914,165

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,009,698	$—	$—	$1,009,698
Gasoline sales	1,740,662	—	—	1,740,662

Total revenues	2,750,360	—	—	2,750,360

Cost of sales:
Merchandise	644,178	—	—	644,178
Gasoline	1,595,378	—	—	1,595,378

Total cost of sales	2,239,556	—	—	2,239,556

Gross profit	510,804	—	—	510,804

Operating expenses:
Operating, general and administrative expenses	382,682	—	—	382,682
Depreciation and amortization	54,403	—	—	54,403

Total operating expenses	437,085	—	—	437,085

Income from operations	73,719	—	—	73,719

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(2,888)	—	—	(2,888)
Interest expense	(49,265)	—	—	(49,265)
Miscellaneous	2,805	—	—	2,805

Total other expense	(49,348)	—	—	(49,348)

Income before income taxes	24,371	—	—	24,371
Income tax expense	(9,385)	—	—	(9,385)

Income before cumulative effect adjustment	14,986	—	—	14,986
Cumulative effect adjustment, net of tax	(3,482)	—		(3,482)

Net income	$11,504	$—	$—	$11,504

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,504	$—	$—	$11,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,403	—	—	54,403
Provision for deferred income taxes	9,385	—	—	9,385
Loss on extinguishment of debt	2,888	—	—	2,888
Loss on sale of property and equipment	2,051	—	—	2,051
Impairment of long-lived assets	1,850	—	—	1,850
Fair market value change in non-qualifying derivatives	(3,381)	—	—	(3,381)
Provision for closed stores	2,469	—	—	2,469
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	2,610	—	—	2,610
Amortization of long-term debt discount	529	—	—	529
Changes in operating assets and liabilities, net:
Receivables	563	—	—	563
Inventories	281	—	—	281
Prepaid expenses	(2,818)	—	—	(2,818)
Other noncurrent assets	178	—	—	178
Accounts payable	(14,973)	—	—	(14,973)
Other current liabilities and accrued expenses	9,532	—	—	9,532
Reserves for environmental expenses	538	—	—	538
Other noncurrent liabilities	(12,827)	—	—	(12,827)

Net cash provided by operating activities	68,264	—	—	68,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(2,761)	—	—	(2,761)
Additions to property and equipment	(25,470)	—	—	(25,470)
Proceeds from sale of property and equipment	7,673	—	—	7,673
Acquisitions of related businesses, net of cash acquired	(1,799)	—	—	(1,799)

Net cash used in investing activities	(22,357)	—	—	(22,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,383)	—	—	(1,383)
Principal repayments of long-term debt	(306,577)	—	—	(306,577)
Proceeds from issuance of long-term debt	299,440	—	—	299,440
Repayments of shareholder loans	535	—	—	535
Other financing costs	(7,257)	—	—	(7,257)

Net cash used in financing activities	(15,242)	—	—	(15,242)

Net increase in cash	30,665	—	—	30,665
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,236	—	—	42,236

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,901	$—	$—	$72,901

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminators	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,804	$—	$—	$1,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,981	—	—	51,981
Provision for deferred income taxes	1,130	—	—	1,130
Loss on sale of property and equipment	601		—	601
Impairment of long-lived assets	383	—	—	383
Fair market value change in non-qualifying derivatives	926	—	—	926
Provision for closed stores	2,073	—	—	2,073
Amortization of deferred loan costs	2,270	—	—	2,270
Changes in operating assets and liabilities, net:
Receivables	(5,085)	—	—	(5,085)
Inventories	(2,705)	—	—	(2,705)
Prepaid expenses	(43)	—	—	(43)
Other noncurrent assets	370	—	—	370
Accounts payable	(311)	—	—	(311)
Other current liabilities and accrued expenses	12,688	—	—	12,688
Reserves for environmental expenses	1,078	—	—	1,078
Other noncurrent liabilities	(13,176)	—	—	(13,176)

Net cash provided by operating activities	53,984	—	—	53,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property held for sale	(5,006)	—	—	(5,006)
Additions to property and equipment	(26,979)	473	—	(26,506)
Proceeds from sale of land, building and equipment	11,711	—	—	11,711
Intercompany notes receivable (payable)	473	(473)	—	—
Acquisitions of related businesses, net of cash acquired	(512)	—	—	(512)

Net cash used in investing activities	(20,313)	—	—	(20,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,199)	—	—	(1,199)
Principal repayments of long-term debt	(40,000)	—	—	(40,000)
Proceeds from exercise of stock options, net of repurchases	(41)	—	—	(41)
Repayments of shareholder loans	129	—	—	129
Other financing costs	(935)	—	—	(935)

Net cash used in financing activities	(42,046)	—	—	(42,046)

Net decrease in cash	(8,375)	—	—	(8,375)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,611	—	—	50,611

CASH AND CASH EQUIVALENTS, END OF YEAR	$42,236	$—	$—	$42,236

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Our Directors and Executive Officers

Information on our directors is incorporated by reference from the section entitled “Proposal 1: Election of Directors” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005. Information on our executive officers is included in the section entitled “Executive Officers” on page 9 of this report.

Item 11.    Executive Compensation

This information is incorporated by reference from the section entitled “Executive Compensation” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005.

Item 13.    Certain Relationships and Related Transactions

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Transactions with Affiliates” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005.

Item 14.    Principal Accountant Fees and Services

This information is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 30, 2004:

(i)	Consolidated Financial Statements—See index on page 43 of this Annual Report on Form 10-K for the year ended September 30, 2004.

(ii)	Financial Statement Schedule—See index on page 43 of this Annual Report on Form 10-K for the year ended September 30, 2004.

(iii)	Exhibits:

Exhibit No.		Description of Document

2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.
2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.
2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.
2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.
2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.
2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry.
2.7	(1)	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.
3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.
3.2	(2)	Amended and Restated Bylaws of The Pantry.
4.1	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini.
4.2	(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
4.3	(13)	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International.
4.4	(16)	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014.
4.5	(16)	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.4).
4.6	(16)	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers.
10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.
10.2	(2)(6)	Form of Incentive Stock Option Agreement.

Exhibit No.		Description of Document
10.3	(4)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.
10.4	(4)	Contribution to Capital Agreement dated October 23, 1997 by and among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.
10.5	(15)	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB, as lenders.
10.6	(20)	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto.
10.7	(15)	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.
10.8	(15)	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.
10.9	(4)	Company Trademark Security Agreement dated as of October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent.
10.10	(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.
10.11	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.12	(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.
10.13	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.14	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.15	(4)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent.
10.16	(4)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent.
10.17	(2)	Form of Subsidiary Guaranty.
10.18	(2)	Form of Subsidiary Security Agreement.
10.19	(2)	Form of Subsidiary Pledge Agreement.
10.20	(2)	Form of Subsidiary Trademark Security Agreement.
10.21	(4)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
10.22	(3)(6)	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.23	(8)(6)	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini.

Exhibit No.		Description of Document
10.24	(9)(6)	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.25	(13)(6)	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.26	(10)(6)	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry.
10.27	(10)(6)	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry.
10.28	(10)(6)	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry.
10.29	(10)(6)	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry.
10.30	(7)	The Pantry Inc. 1998 Stock Subscription Plan.
10.31	(2)	Form of Stock Subscription Agreement.
10.32	(2)	Stock Purchase Agreement dated as of July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.
10.33	(8)	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.34	(11)	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”) dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.35	(13)	Fourth Amendment to Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.36	(2)	Form of Indemnification Agreement.
10.37	(19)(6)	1999 Stock Option Plan, as amended.
10.38	(19)(6)	Form of Incentive Stock Option Agreement.
10.39	(11)(6)	Management and Administrative Incentive Plan.
10.40	(12)	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.41	(17)	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.42	(12)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.43	(18)	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003.

Exhibit No.		Description of Document
10.44	(12)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.
10.45	(13)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.
10.46	(14)	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.
10.47	(21)	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.
10.48	(21)	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated
12.1		Statement regarding Computation of Earnings to Fixed Charges Ratio.
21.1		Subsidiaries of The Pantry.
23.1		Consent of Deloitte & Touche, LLP.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811).
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998.

(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(9)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(11)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(12)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(13)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003.
(14)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003.
(15)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.
(16)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060).
(17)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.
(18)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004.
(19)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated September 28, 2004.
(20)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 4, 2004.
(21)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 14, 2004.

(b)	See (a)(iii) above.

(c)	See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI
Peter J. Sodini President and Chief Executive Officer

Date: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2004

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Accounting Officer)	December 14, 2004

/s/ TODD W. HALLORAN Todd W. Halloran	Director	December 14, 2004

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	December 14, 2004

/s/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	December 14, 2004

/s/ PETER M. STARRETT Peter M. Starrett	Director	December 14, 2004

/s/ PAUL L. BRUNSWICK Paul M. Brunswick	Director	December 14, 2004

/s/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	December 14, 2004

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	December 14, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions related to acquisitions	Deductions for payments or write-offs	Balance at end of period
Year ended September 30, 2004
Allowance for doubtful accounts	$665	$700	$—	$(948)	$417
Reserve for environmental issues	13,823	437	675	(884)	14,051
Reserve for closed stores	3,201	1,736	—	(1,908)	3,029

	$17,689	$2,873	$675	$(3,740)	$17,497

Year ended September 25, 2003
Allowance for doubtful accounts	$159	$544	$—	$(38)	$665
Reserve for environmental issues	13,285	1,448	—	(910)	13,823
Reserve for closed stores	2,629	2,469	—	(1,897)	3,201

	$16,073	$4,461	$—	$(2,845)	$17,689

Year ended September 26, 2002
Allowance for doubtful accounts	$146	$496	$—	$(483)	$159
Reserve for environmental issues	12,207	1,969	—	(891)	13,285
Reserve for closed stores	2,407	2,073	—	(1,914)	2,629

	$14,760	$4,538	$—	$(3,288)	$16,073

EXHIBIT INDEX

Exhibit No.		Description of Document
2.1	(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.
2.2	(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.
2.3	(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.
2.4	(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.
2.5	(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.
2.6	(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry.
2.7	(1)	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.
3.1	(2)	Amended and Restated Certificate of Incorporation of The Pantry.
3.2	(2)	Amended and Restated Bylaws of The Pantry.
4.1	(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini.
4.2	(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.
4.3	(13)	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International.
4.4	(16)	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014.
4.5	(16)	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.4).
4.6	(16)	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers.
10.1	(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.
10.2	(2)(6)	Form of Incentive Stock Option Agreement.
10.3	(4)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.
10.4	(4)	Contribution to Capital Agreement dated October 23, 1997 by and among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.
10.5	(15)	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB, as lenders.
10.6	(20)	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto.

Exhibit No.		Description of Document
10.7	(15)	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.
10.8	(15)	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.
10.9	(4)	Company Trademark Security Agreement dated as of October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent.
10.10	(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.
10.11	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.12	(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.
10.13	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.14	(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent.
10.15	(4)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent.
10.16	(4)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent.
10.17	(2)	Form of Subsidiary Guaranty.
10.18	(2)	Form of Subsidiary Security Agreement.
10.19	(2)	Form of Subsidiary Pledge Agreement.
10.20	(2)	Form of Subsidiary Trademark Security Agreement.
10.21	(4)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.
10.22	(3)(6)	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.23	(8)(6)	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.24	(9)(6)	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.25	(13)(6)	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini.
10.26	(10)(6)	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry.
10.27	(10)(6)	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry.
10.28	(10)(6)	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry.
10.29	(10)(6)	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry.
10.30	(7)	The Pantry Inc. 1998 Stock Subscription Plan.
10.31	(2)	Form of Stock Subscription Agreement.
10.32	(2)	Stock Purchase Agreement dated as of July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

Exhibit No.		Description of Document
10.33	(8)	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.34	(11)	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”) dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.35	(13)	Fourth Amendment to Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.36	(2)	Form of Indemnification Agreement.
10.37	(19)(6)	1999 Stock Option Plan, as amended.
10.38	(19)(6)	Form of Incentive Stock Option Agreement.
10.39	(11)(6)	Management and Administrative Incentive Plan.
10.40	(12)	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.41	(17)	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.42	(12)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).
10.43	(18)	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003.
10.44	(12)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.
10.45	(13)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.
10.46	(14)	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.
10.47	(21)	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.
10.48	(21)	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated

Exhibit No.	Description of Document
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio.
21.1	Subsidiaries of The Pantry.
23.1	Consent of Deloitte & Touche, LLP.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811).
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998.
(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(9)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(11)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(12)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(13)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003.
(14)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003.
(15)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.
(16)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060).
(17)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.
(18)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004.
(19)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated September 28, 2004.
(20)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 4, 2004.
(21)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 14, 2004.