Form 10-Q
period 2004-12-30
PANTRY INC
filed 2005-02-08
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2004

Commission File: Number 33-72574

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 Douglas Drive

Sanford, North Carolina 27330

(Address of principal executive office and zip code)

(919) 774-6700

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	20,322,242 SHARES
(Class)	(Outstanding at February 2, 2005)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 30, 2004

PART I-FINANCIAL INFORMATION.

Item 1.	Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 30, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$112,109	$108,048
Receivables, net	38,852	43,664
Inventories	94,645	95,228
Prepaid expenses	12,929	13,446
Property held for sale	5,592	5,939
Deferred income taxes	9,549	7,507

Total current assets	273,676	273,832

Property and equipment, net	406,337	411,501

Other assets:
Goodwill (Note 2)	341,652	341,652
Other (Notes 2, 3, 5, and 7)	35,688	35,155

Total other assets	377,340	376,807

Total assets	$1,057,353	$1,062,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$16,029	$16,029
Current maturities of capital lease obligations	1,197	1,197
Accounts payable	102,369	121,151
Accrued interest (Note 4)	8,725	2,742
Accrued compensation and related taxes	12,293	14,369
Income and other accrued taxes	15,676	18,849
Accrued insurance	18,674	17,228
Other accrued liabilities	11,456	19,393

Total current liabilities	186,419	210,958

Long-term debt (Note 4)	551,003	551,010

Other liabilities:
Deferred income taxes	66,488	63,257
Deferred revenue	34,963	35,051
Capital lease obligations	14,275	14,582
Other noncurrent liabilities (Note 3)	37,061	35,096

Total other liabilities	152,787	147,986

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 5, 6, and 9)
Common stock, $.01 par value, 50,000,000 shares authorized; 20,322,242 and 20,271,757 issued and outstanding at December 30, 2004 and September 30, 2004, respectively	203	204
Additional paid-in capital	135,232	132,879
Accumulated other comprehensive income, net (Note 6)	660	206
Accumulated earnings	31,049	18,897

Total shareholders’ equity	167,144	152,186

Total liabilities and shareholders’ equity	$1,057,353	$1,062,140

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 30, 2004	December 25, 2003
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$287,067	$270,149
Gasoline	654,476	474,292

Total revenues	941,543	744,441

Cost of sales:
Merchandise	182,975	170,975
Gasoline	604,589	433,356

Total cost of sales	787,564	604,331

Gross profit	153,979	140,110
Operating expenses:
Operating, general and administrative expenses	111,270	105,126
Depreciation and amortization	14,386	14,075

Total operating expenses	125,656	119,201

Income from operations	28,323	20,909

Other income (expense):
Interest expense (Note 7)	(8,986)	(13,141)
Miscellaneous	422	261

Total other expense	(8,564)	(12,880)

Income before income taxes	19,759	8,029
Income tax expense	(7,607)	(3,092)

Net Income	$12,152	$4,937

Earnings per share (Note 8):
Basic	$0.60	$0.27
Diluted	0.58	0.24

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 30, 2004	December 25, 2003
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,152	$4,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,386	14,075
Provision for income taxes	3,231	3,092
Fair market value change in non-qualifying derivatives	(486)	(755)
Amortization of deferred loan costs	258	853
Amortization of long-term debt discount	—	288
Other	(73)	505
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	2,034	(555)
Inventories	583	(820)
Prepaid expenses	518	780
Other noncurrent assets	(294)	(58)
Accounts payable	(18,782)	(4,047)
Other current liabilities and accrued expenses	42	(13,938)
Other noncurrent liabilities	2,572	(3,155)

Net cash provided by operating activities	16,141	1,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(147)	(513)
Additions to property and equipment	(15,065)	(9,336)
Proceeds from sale of land, building and equipment	4,567	97,721
Acquisitions of related businesses, net of cash acquired	(1,431)	(184,849)

Net cash used in investing activities	(12,076)	(96,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(307)	(337)
Principal repayments of long-term debt	(7)	(2,517)
Proceeds from issuance of long-term borrowings	—	80,000
Proceeds from exercise of stock options	310	205
Repayments of shareholder loans	—	104
Other financing costs	—	(2,581)

Net cash provided by (used in) financing activities	(4)	74,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,061	(20,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,109	$52,000

Cash paid during the period:
Interest	$3,231	$14,177

Income taxes	$497	$200

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and our consolidated subsidiaries). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at December 30, 2004 and for the three months ended December 30, 2004 and December 25, 2003 are unaudited. References herein to “The Pantry” or “the Company” include all subsidiaries. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

We suggest that these interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Our results of operations for the three months ended December 30, 2004 and December 25, 2003 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth fiscal quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2005 fiscal year ends on September 29, 2005 and is a 52 week year. Fiscal 2004 was a 53 week year.

The Pantry

As of December 30, 2004, we operated 1,353 convenience stores located in Florida (457), North Carolina (321), South Carolina (237), Tennessee (103), Georgia (98), Mississippi (51), Kentucky (37), Virginia (30), Indiana (11), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except North Carolina and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,327 locations, 889 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Shell®, Exxon® and Texaco®.

Recently Issued Accounting Standards

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Stock-Based Compensation

We account for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	December 30, 2004	December 25, 2003
Net income (in thousands):
As reported	$12,152	$4,937
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(180)	(125)

Pro forma	$11,972	$4,812

Basic earnings per share:
As reported	$0.60	$0.27
Pro forma	$0.59	$0.26
Diluted earnings per share:
As reported	$0.58	$0.24
Pro forma	$0.57	$0.24

The above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for future years.

NOTE 2—GOODWILL AND OTHER INTANGIBLES

Effective September 28, 2001, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, our goodwill asset is no longer amortized but reviewed at least annually for impairment. Other intangible assets which have finite useful lives will continue to be amortized over their useful lives. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level. There were no changes in the balance of goodwill during the three months ended December 30, 2004.

Other intangible assets consist of noncompete agreements and a trademark. For each of the dates presented, noncompete agreements consisted of the following (in thousands):

	December 30, 2004	September 30, 2004
Gross carrying value	$7,909	$7,959
Less—accumulated amortization	(1,809)	(1,766)

Noncompete agreements, net	$6,100	$6,193

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Amortization expense related to noncompete agreements was $93 thousand and $142 thousand for the three months ended December 30, 2004 and December 25, 2003, respectively. The weighted average amortization period of all noncompete agreements is 31.4 years. Additionally, as a result of the acquisition of 138 convenience stores operating in Tennessee and Georgia under the Golden Gallon® banner in October 2003, we recorded $2.8 million related to the Golden Gallon® trademark. This asset was determined to have an indefinite useful life and therefore no amortization was recorded. Estimated amortization expense for each of the five fiscal years following September 30, 2004 and thereafter is: $258 thousand for the remainder of fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008; $197 thousand in fiscal 2009 and $4.9 million thereafter. Other intangible assets are classified in other noncurrent assets in the accompanying consolidated balance sheets.

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of December 30, 2004, we were contingently liable for outstanding letters of credit in the amount of approximately $34.8 million primarily related to several self-insurance programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

We are party to various legal actions arising in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 30, 2004, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 31, 1998 and meet such requirements for releases thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 29, 1999 and meet such requirements for releases thereafter through private commercial liability insurance and a letter of credit. The trust funds generally require us to pay deductibles ranging from $10 thousand to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought.

Environmental reserves of $14.6 million and $14.1 million as of as of December 30, 2004 and September 30, 2004 respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 256 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

estimate that approximately $13.4 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of December 30, 2004 and September 30, 2004 there were an additional 498 and 503, respectively, sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 30, 2004, anticipated reimbursements of $15.5 million are recorded as long-term environmental receivables and $2.3 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 30, 2004	September 30, 2004
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	317,000	317,000
Other notes payable; various interest rates and maturity dates	32	39

Total long-term debt	567,032	567,039
Less—current maturities	(16,029)	(16,029)

Long-term debt, net of current maturities	$551,003	$551,010

At December 30, 2004, our senior credit facility consists of a $317.0 million term loan and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.25%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of December 30, 2004, there were no outstanding borrowings under the revolving credit facility, and we had approximately $34.8 million of standby letters of credit issued under the facility. As a result, we had approximately $35.2 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of December 30, 2004, the effective LIBOR rate was 2.21.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The remaining annual maturities of our long-term debt as of December 30, 2004 are as follows (amounts in thousands):

Year Ended September:
2005	$12,022
2006	16,010
2007	16,000
2008	16,000
2009	16,000
Thereafter	491,000

Total long-term debt	$567,032

Payments due in fiscal 2005 do not include a $4.0 million payment due September 30, 2005 as this date is in fiscal 2006, however, this payment is included in current maturities of long-term debt on the accompanying Consolidated Balance Sheets as a result of such payment being due within one year of the Balance Sheet date.

As of December 30, 2004, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting was $486 thousand and $755 thousand for the first quarter of fiscal 2005 and fiscal 2004, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 30, 2004, other noncurrent assets include derivative assets of $1.1 million. At September 30, 2004 other noncurrent liabilities included derivative liabilities of approximately $700 thousand and other noncurrent assets included derivative assets of approximately $600 thousand. Cash flow hedges at December 30, 2004 represent interest rate swaps with a notional amount of $202.0 million, a weighted average pay rate of 2.72% and have various settlement dates, the latest of which is April 2006.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
Net income	$12,152	$4,937
Other comprehensive income:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $284 and $174, respectively)	454	278

Comprehensive income	$12,606	$5,215

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
Unrealized gains on qualifying cash flow hedges	$701	$456
Less: Reclassification adjustment for expenses included in net income	(247)	(178)

Net unrealized gains on qualifying cash flow hedges	$454	$278

Accumulated other comprehensive income, net of related income taxes, is composed of unrealized gains on qualifying cash flow hedges of $660 thousand and $206 thousand as of December 30, 2004 and September 30, 2004, respectively.

NOTE 7—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
Interest on long-term debt	$8,257	$11,137
Interest rate swap settlements	402	1,351
Interest on capital lease obligations	516	553
Fair market value change in non-qualifying derivatives	(486)	(755)
Amortization of deferred financing costs	258	853
Miscellaneous	39	2

Total Interest expense	$8,986	$13,141

NOTE 8—EARNINGS PER SHARE

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the effect of outstanding warrants and stock options using the “treasury stock” method.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	December 30, 2004	December 25, 2003
Net income	$12,152	$4,937

Earnings per share—basic:
Weighted average shares outstanding	20,289	18,407

Earnings per share—basic	$0.60	$0.27

Earnings per share—diluted:
Weighted average shares outstanding	20,289	18,407
Dilutive impact of options outstanding	813	1,961

Weighted average shares and potential dilutive shares outstanding	21,102	20,368

Earnings per share—diluted	$0.58	$0.24

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 360 thousand for the three months ended December 30, 2004. There were no options or warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three months ended December 25, 2003.

NOTE 9—FORWARD SALE OF EQUITY

During October 2004, we completed a secondary stock offering in which Freeman Spogli & Co., or Freeman Spogli, sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. As a result of this sale, Freeman Spogli beneficially owns 3,884,369 shares, or approximately 19.1%, of our common stock as of December 30, 2004. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE 10—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc., collectively referred to as the Guarantor Subsidiaries, which are guarantors of our senior credit facility and our senior subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have any significant assets. The Guarantor Subsidiaries comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$112,109	$—	$—	$112,109
Receivables, net	38,852	—	—	38,852
Inventories	94,645	—	—	94,645
Prepaid expenses	12,927	2	—	12,929
Property held for sale	5,592	—	—	5,592
Deferred income taxes	9,549	—	—	9,549

Total current assets	273,674	2	—	273,676

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	406,337	—	—	406,337

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,631	57	—	35,688

Total other assets	353,806	43,929	(20,395)	377,340

Total assets	$1,074,540	$43,931	$(61,118)	$1,057,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of capital lease obligations	1,197	—	—	1,197
Accounts payable	102,369	—	—	102,369
Accrued interest	8,725	—	—	8,725
Accrued compensation and related taxes	12,293	—	—	12,293
Income and other accrued taxes	15,676	—	—	15,676
Accrued insurance	18,674	—	—	18,674
Other accrued liabilities	11,521	—	(65)	11,456

Total current liabilities	186,484	—	(65)	186,419

Long-term debt	551,003	—	—	551,003

Other liabilities:
Deferred income taxes	66,488	—	—	66,488
Deferred revenue	34,963	—	—	34,963
Capital lease obligations	14,275	—	—	14,275
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	37,059	2	—	37,061

Total other liabilities	169,909	3,210	(20,332)	152,787

Shareholders’ equity:
Common stock	203	523	(523)	203
Additional paid-in-capital	135,232	40,551	(40,551)	135,232
Accumulated other comprehensive income, net	660	—	—	660
Accumulated earnings (deficit)	31,049	(353)	353	31,049

Total shareholders’ equity	167,144	40,721	(40,721)	167,144

Total liabilities and shareholders’ equity	$1,074,540	$43,931	$(61,118)	$1,057,353

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	411,501	—	—	411,501

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,079,327	$43,931	$(61,118)	$1,062,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of capital lease obligations	1,197	—	—	1,197
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Income and other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	211,023	—	(65)	210,958

Long-term debt	551,010	—	—	551,010

Other liabilities:
Deferred income taxes	63,257	—	—	63,257
Deferred revenue	35,051	—	—	35,051
Capital lease obligations	14,582	—	—	14,582
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	35,094	2	—	35,096

Total other liabilities	165,108	3,210	(20,332)	147,986

Shareholders’ equity:
Common stock	204	523	(523)	204
Additional paid-in-capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income, net	206	—	—	206
Accumulated earnings (deficit)	18,897	(353)	353	18,897

Total shareholders’ equity	152,186	40,721	(40,721)	152,186

Total liabilities and shareholders’ equity	$1,079,327	$43,931	$(61,118)	$1,062,140

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$287,067	$—	$—	$287,067
Gasoline	654,476	—	—	654,476

Total revenues	941,543	—	—	941,543

Cost of sales:
Merchandise	182,975	—	—	182,975
Gasoline	604,589	—	—	604,589

Total cost of sales	787,564	—	—	787,564

Gross profit	153,979	—	—	153,979
Operating expenses:
Operating, general and administrative expenses	111,270	—	—	111,270
Depreciation and amortization	14,386	—	—	14,386

Total operating expenses	125,656	—	—	125,656

Income from operations	28,323	—	—	28,323

Other income (expense):
Interest expense	(8,986)	—	—	(8,986)
Miscellaneous	422	—	—	422

Total other expense	(8,564)	—	—	(8,564)

Income before income taxes	19,759	—	—	19,759
Income tax expense	(7,607)	—	—	(7,607)

Net Income	$12,152	$—	$—	$12,152

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries		Eliminations		Total
Revenues:
Merchandise	$270,149	$		$		$270,149
Gasoline	474,292		—		—	474,292

Total revenues	744,441		—		—	744,441

Cost of sales:
Merchandise	170,975		—		—	170,975
Gasoline	433,356		—		—	433,356

Total cost of sales	604,331		—		—	604,331

Gross profit	140,110		—		—	140,110
Operating expenses:
Operating, general and administrative expenses	105,126		—		—	105,126
Depreciation and amortization	14,075		—		—	14,075

Total operating expenses	119,201		—		—	119,201

Income from operations	20,909		—		—	20,909

Other income (expense):
Interest expense	(13,141)		—		—	(13,141)
Miscellaneous	261		—		—	261

Total other expense	(12,880)		—		—	(12,880)

Income before income taxes	8,029		—		—	8,029
Income tax expense	(3,092)		—		—	(3,092)

Net Income	$4,937	$		$		$4,937

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Three Months Ended December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,152	$—	$—	$12,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,386	—	—	14,386
Provision for deferred income taxes	3,231	—	—	3,231
Fair market value change in non-qualifying derivatives	(486)	—	—	(486)
Amortization of deferred loan costs	258	—	—	258
Other	(73)	—	—	(73)
Changes in operating assets and liabilities:
Receivables	2,034	—	—	2,034
Inventories	583	—	—	583
Prepaid expenses	518	—	—	518
Other noncurrent assets	(294)	—	—	(294)
Accounts payable	(18,782)	—	—	(18,782)
Other current liabilities and accrued expenses	42	—	—	42
Other noncurrent liabilities	2,572	—	—	2,572

Net cash provided by operating activities	16,141	—	—	16,141

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(147)	—	—	(147)
Additions to property and equipment	(15,065)	—	—	(15,065)
Proceeds from sale of land, building and equipment	4,567	—	—	4,567
Acquisitions of related businesses, net of cash acquired	(1,431)	—	—	(1,431)

Net cash used in investing activities	(12,076)	—	—	(12,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(307)	—	—	(307)
Principal repayments of long-term debt	(7)	—	—	(7)
Proceeds from exercise of stock options	310	—	—	310

Net cash used in financing activities	(4)	—	—	(4)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,061	—	—	4,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,109	$—	$—	$112,109

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,937	$—	$—	$4,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,075	—	—	14,075
Provision for deferred income taxes	3,092	—	—	3,092
Fair market value change in non-qualifying derivatives	(755)	—	—	(755)
Amortization of deferred loan costs	853	—	—	853
Amortization of long-term debt discount	288	—	—	288
Other	505	—	—	505
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(555)	—	—	(555)
Inventories	(820)	—	—	(820)
Prepaid expenses	780	—	—	780
Other noncurrent assets	(58)	—	—	(58)
Accounts payable	(4,047)	—	—	(4,047)
Other current liabilities and accrued expenses	(13,938)	—	—	(13,938)
Other noncurrent liabilities	(3,155)	—	—	(3,155)

Net cash provided by operating activities	1,202	—	—	1,202

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(513)	—	—	(513)
Additions to property and equipment	(9,336)	—	—	(9,336)
Proceeds from sale of land, building and equipment	97,721	—	—	97,721
Acquisitions of related businesses, net of cash acquired	(184,849)	—	—	(184,849)

Net cash used in investing activities	(96,977)	—	—	(96,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(337)	—	—	(337)
Principal repayments of long-term debt	(2,517)	—	—	(2,517)
Proceeds from issuance of long-term borrowings	80,000	—	—	80,000
Proceeds from exercise of stock options, net of repurchases	205			205
Repayments of shareholder loans	104	—	—	104
Other financing costs	(2,581)	—	—	(2,581)

Net cash provided by financing activities	74,874	—	—	74,874

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,901)	—	—	(20,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,000	$—	$—	$52,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

This report, including without limitation, statements under our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, capital expenditures, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from the Golden Gallon® acquisition, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions, including South America, Russia and the Middle East;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	The interests of our largest stockholder;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 2, 2005. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,353 stores in ten states as of December 30, 2004. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

Our results of operations for the first fiscal quarter of 2005 included results from all 138 stores acquired in the Golden Gallon® acquisition for the full 13-week period, whereas our results of operations for the first fiscal quarter of 2004 included results from such stores in only 10 of the 13 total weeks during the period. Since these stores were not owned throughout the comparable period of 2004, they are not included in comparable store calculations for the first fiscal quarter of 2005.

We had favorable results for our first quarter of fiscal 2005 with net income of $12.2 million compared to $4.9 million in the first quarter of fiscal 2004. During the quarter, our comparable store merchandise revenue increased 5.2%, our largest gain in 10 quarters, while comparable store gasoline gallons increased 3.4%. We believe this performance was driven by several factors, including the following:

Our re-imaging and re-branding initiative – During the first quarter of fiscal 2005, we completed the brand conversion or image upgrades at an additional 159 stores, bringing the total as of December 30, 2004 to 734 locations. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. We believe this combined initiative allows us to leverage the cost of a complete facelift to most of our facilities, provides us with increased brand identity, and helps us in our efforts to optimize our gasoline gallon growth and gross profit dollars.

Our merchandise programs – During the first quarter of fiscal 2005 we continued to upgrade and fine tune our merchandise mix to maximize sales and profitability and upgraded our food service offerings across our store base. Our merchandise enhancements are ongoing as we plan to introduce additional private label products in the second quarter of fiscal 2005 with the introduction of Celeste® sports drink and Celeste Stars™ candy. Our quick service restaurant revenue increased 9.6% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, and our Bean Street Coffee Company® program with upgraded coffee and cappuccino, is now available in approximately 600 of our stores. We also continue to develop relationships with national food service franchisors and plan to open our first Quizno’s Sub® location in March 2005.

Favorable wholesale gasoline environment – During the first quarter of fiscal 2005, we benefited from declining wholesale crude costs. Wholesale crude costs peaked at $55 per barrel in late October 2004 and then declined to $41 per barrel in late December 2004. We believe this declining cost environment, coupled with our sophisticated gasoline pricing systems, allowed us to achieve a gasoline margin per gallon of 14.6 cents in the first quarter of fiscal 2005 compared to 12.6 cents in the first quarter of fiscal 2004.

Throughout the remainder of fiscal 2005, we plan to remain focused on maximizing the benefits of our merchandise and gasoline initiatives as well as upgrading our network of stores. We will continue to selectively review acquisition opportunities to reinforce our market position. Since 1996, we have successfully completed more than 40 acquisitions, growing our store base from 379 to 1,353 stores. We believe there are significant acquisition opportunities to strengthen our position in existing markets and expand into other markets. We believe our advantageous supply agreements and operating expertise make acquisitions an attractive way to grow our business.

Market and Industry Trends

During the first quarter of fiscal 2005, we experienced a volatile wholesale gasoline cost environment as domestic crude oil prices peaked at approximately $55 per barrel in October 2004 and hit a low of approximately $41 per barrel in December 2004. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so, and the timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience tighter gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged more than 12 cents per gallon on an annual basis.

Increases in wholesale cigarette costs during 2004, as well as national and local campaigns to discourage smoking in the United States, have had an adverse effect on unit demand for cigarettes domestically. We have attempted to pass along cost increases to our customers and have not generally experienced a deterioration in cigarette gross margin or in average cartons sold per store week.

Results of Operations

The following table presents, for the periods indicated, selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended
	December 30, 2004	December 25, 2003
Total revenue	100.0%	100.0%
Gasoline revenue	69.5%	63.7%
Merchandise revenue	30.5%	36.3%
Cost of sales	83.6%	81.2%

Gross profit	16.4%	18.8%
Gasoline gross profit	5.3%	5.5%
Merchandise gross profit	11.1%	13.3%
Operating, general and administrative expenses	11.8%	14.1%
Depreciation and amortization	1.6%	1.9%

Income from operations	3.0%	2.8%
Interest and miscellaneous expense	(0.9)%	(1.7)%

Income before income taxes	2.1%	1.1%
Income tax expense	(0.8)%	(0.4)%

Net income	1.3%	0.7%

The table below provides a summary of our selected financial data for our three months ended December 30, 2004 and December 25, 2003.

	Three Months Ended
	December 30, 2004	December 25, 2003
Merchandise margin	36.3%	36.7%
Gasoline gallons (millions)	340.6	325.6
Gasoline margin per gallon	$0.1464	$0.1257
Gasoline retail per gallon	$1.92	$1.46

Comparable store data:
Merchandise sales %	5.2%	2.4%
Gasoline gallons %	3.4%	3.4%

Number of stores:
End of period	1,353	1,385
Weighted-average store count	1,355	1,360

Three Months Ended December 30, 2004 Compared to the Three Months Ended December 25, 2003

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2005 was $287.1 million compared to $270.1 million during the first quarter of fiscal 2004, an increase of $16.9 million, or 6.3%. The increase is primarily attributable to a 5.2%, or $12.7 million, increase in comparable store merchandise revenue compared to the first quarter of fiscal 2004 and a $7.4 million increase in revenues from the stores acquired in the Golden Gallon® acquisition. This increase was partially offset by lost revenue from closed stores of approximately $3.9 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first quarter of fiscal 2005 was $654.5 million compared to $474.3 million during the first quarter of fiscal 2004, an increase of $180.2 million, or 38.0%. The increase in gasoline revenue is primarily attributable to an increase in comparable store gallons of 9.5 million, or 3.4%, an increase in gallons sold by stores acquired in the Golden Gallon® acquisition of 10.8 million, and the 46 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the first quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $5.1 million.

In the first quarter of fiscal 2005, gasoline gallons sold were 340.6 million compared to 325.6 million during the first quarter of fiscal 2004, an increase of 15.1 million gallons, or 4.6%. The increase is primarily attributable to the gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 3.6 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $104.1 million for the first quarter of fiscal 2005 compared to $99.2 million for the first quarter of fiscal 2004, an increase of $4.9 million, or 5.0%. This increase is primarily attributable to the increased merchandise revenue discussed above, partially offset by a 40 basis point decline in merchandise margin to 36.3% for the first quarter of fiscal 2005 compared to 36.7% for the first quarter of fiscal 2004. This decline in gross margin was primarily the result of lower vendor supported cigarette promotions.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $49.9 million for the first quarter of fiscal 2005 compared to $40.9 million for the first quarter of fiscal 2004, an increase of $9.0 million, or 21.9%. The increase is primarily attributable to an increase in our gross profit per gallon to 14.6 cents for the first quarter of fiscal 2005 from 12.6 cents in the first quarter of fiscal 2004. During the first quarter of fiscal 2005, our gasoline gross profit per gallon benefited from declining wholesale crude cost. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.4 cents per gallon and 2.4 cents per gallon for the three months ended December 30, 2004 and December 25, 2003, respectively. The increase in these fees and costs was primarily due to higher credit card fees as a result of a 32% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2005 totaled $111.3 million compared to $105.1 million for the first quarter of fiscal 2004, an increase of $6.1 million, or 5.8%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.8% in the first quarter of fiscal 2005, and adjusted for the impact of gasoline inflation were 11.8% in the first quarter of fiscal 2004.

Income from Operations.    Income from operations totaled $28.3 million for the first quarter of fiscal 2005 compared to $20.9 million for the first quarter of fiscal 2004, an increase of $7.4 million, or 35.5%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, and depreciation and amortization. EBITDA for the first quarter of fiscal 2005 totaled $43.1 million compared to EBITDA of $35.2 million during the first quarter of fiscal 2004, an increase of $7.9 million, or 22.4%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
EBITDA	$43,131	$35,245
Interest expense	(8,986)	(13,141)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, and provision for deferred income taxes)	(301)	891
Changes in operating assets and liabilities, net:
Assets	2,841	(653)
Liabilities (excluding change in income tax payable)	(20,544)	(21,140)

Net cash provided by operating activities	$16,141	$1,202
Net cash used in investing activities	$(12,076)	$(96,977)
Net cash provided by (used in) financing activities	$(4)	$74,874

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the first quarter of fiscal 2005 was $9.0 million compared to $13.1 million for the first quarter of fiscal 2004. The decrease of $4.2 million is primarily the result of the benefits of our refinancing which was completed in March, 2004, which reduced our effective borrowing rate by approximately 250 basis points. Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points.

Net Income.    Net income for the first quarter of fiscal 2005 was $12.2 million compared to net income of $4.9 million for the first quarter of fiscal 2004. The increase is primarily attributable to the reduced interest expense and increased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $16.1 million for the first three months of fiscal 2005 compared to $1.2 million for the first three months of fiscal 2004. The increase in cash flow from operations is primarily attributable to our improved operating results as income from operations increased $7.4 million and cash paid for interest declined by $10.9 million, partially offset by other changes in working capital. Cash paid for interest declined as a result of the reduction of our effective borrowing rate subsequent to our debt refinancings in February and March 2004 and a change in the due date for our semiannual interest payment on our senior subordinated notes from October to February. We had $112.1 million of cash and cash equivalents on hand at December 30, 2004.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first three months of fiscal 2005 were $15.2 million. Our capital expenditures are primarily expenditures for store re-imaging and improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

In the first three months of fiscal 2005, we received approximately $6.3 million in proceeds, including asset dispositions ($3.7 million), vendor reimbursements ($1.7 million) and sale-leaseback transactions ($0.9 million). As a result, our net capital expenditures, excluding all acquisitions, for the first three months of fiscal 2005 were $8.9 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities.    For the first three months of fiscal 2005, net cash used in financing activities was $4 thousand. At December 30, 2004, our long-term debt consisted primarily of $317.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility, which expires in March, 2010. As of December 30, 2004, our outstanding term loan balance was $317.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $34.8 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of December 30, 2004, we had no borrowings outstanding under the revolving credit facility, we had approximately $35.2 million in available borrowing capacity and $34.8 million of standby letters of credit were issued under the facility.

Senior Subordinated Notes.    On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year.

Shareholders’ Equity.    As of December 30, 2004, our shareholders’ equity totaled $167.1 million. The $15.0 million increase from September 30, 2004 is attributable to the net income for the period of $12.2 million and an increase in additional paid in capital as a result of option exercises, including tax benefits, of $2.4 million.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility, and funds available under the forward sale agreement (see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9—Forward Sale of Equity”), together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As of December 30, 2004, we had $35.2 million available under our revolving credit facility. Additionally, if we elect to physically settle the forward sale agreement, we would receive aggregate proceeds of $32.8 million. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recently Issued Accounting Standards

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Over the past three fiscal years, our gasoline revenue averaged approximately 63.4% of total revenues and our gasoline gross profit averaged approximately 27.4% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East, Russia and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

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

Substantially all of our stores are located in the southeast region of the United States. Although the Southeast is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we experienced in fiscal 2004. Inclement weather conditions as well as severe storms in the Southeast could damage our facilities or could have a significant impact on consumer behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We would also be impacted by regional occurrences in the Southeast such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to identify, acquire and integrate new stores could adversely affect our ability to grow our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through December 2004, we acquired 1,305 convenience stores in 21 major and numerous smaller transactions. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy.

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

We have a significant amount of indebtedness. As of December 30, 2004, we had consolidated debt, including capital lease obligations, of approximately $582.5 million. As of December 30, 2004, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $35.2 million, with availability to issue letters of credit up to $50.0 million.

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

Any appreciable increase in the statutory minimum wage rate or income or overtime pay or adoption of mandated healthcare benefits would result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.

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

During February of 2003, we signed new gasoline supply agreements with BP® and Citgo®. We expect that BP® and Citgo® will supply approximately 90% of our future gasoline purchases, after an approximately 27 to 33 month conversion process that began in March 2003. We have contracts with Citgo® until 2008 and BP® until 2009, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

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

We expect to achieve $8 to $10 million of cost savings and benefits within the 12 to 24 months following the acquisition of Golden Gallon®. These cost savings and benefits include, among others, savings associated with the elimination of duplicate overhead and infrastructure, benefits received by Golden Gallon® under our merchandise and gas supply agreements and the expansion of quick service restaurants in selected stores. While we believe our estimates of these cost savings and benefits to be reasonable, they are estimates, which are difficult to predict and are necessarily speculative in nature. There can be no assurance that we will be able to replicate the results that we achieved with our previously acquired stores with the Golden Gallon® stores. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings and other benefits from the acquisition. As a result, our actual cost savings and other anticipated benefits could differ or be delayed, compared to our estimates and to the other information contained or incorporated by reference in this report.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options or upon settlement of the forward sale agreement recently entered into by us, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of February 2, 2005, there are 20,322,242 shares of our common stock outstanding, of these shares, 17,130,389 shares are freely tradable (unless held by one of our affiliates) and 3,884,369 shares are held by affiliate investment funds of Freeman Spogli & Co, or Freeman Spogli. Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. In addition, the Freeman Spogli investment funds have registration rights allowing them to require us to register the resale of their shares. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

As of February 2, 2005, Freeman Spogli owns 3,884,369 shares of our common stock and its beneficial ownership of our common stock is approximately 19.1%. In addition, three of the nine members of our board of directors are representatives of, or have consulting arrangements with, Freeman Spogli. As a result of its stock ownership and board representation, Freeman Spogli is in a position to affect our corporate actions such as mergers or takeover attempts of us or may take action on its own in a manner that could conflict with our interests or the interests of our other stockholders. In the past, from time to time, we have considered strategic alternatives, including a sale of The Pantry, at the request of Freeman Spogli and with the consent of our board of directors. Although we are not currently considering any strategic alternatives, we may do so in the future.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 26 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no other significant changes in our exposure to market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” on our Annual Report on Form 10K for the year ended September 30, 2004.

Item 4.	Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE PANTRY, INC.

PART II-OTHER INFORMATION.

Item 1.	Legal Proceedings

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, there is pending in the Superior Court for Forsyth County, State of North Carolina a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. On August 17, 2004, we filed a Notice of Removal, removing the case to the United States District Court for the Middle District of North Carolina. The Plaintiffs have filed a motion to remand the case to the Superior Court for Forsyth County, which is presently pending before the federal district court. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation. We are presently in the preliminary stages of this matter and cannot at this time predict the outcome or provide a reasonable estimate of the potential liability, if any, that might arise.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters (incorporated herein by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

10.2	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: February 8, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters (incorporated herein by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

10.2	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]