Form 10-Q
period 2005-03-31
PANTRY INC
filed 2005-05-10
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number: 33-72574

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	21,773,880 SHARES
(Class)	(Outstanding at May 3, 2005)

THE PANTRY, INC.

FORM 10-Q

MARCH 31, 2005

PART I-FINANCIAL INFORMATION.

Item 1. Financial Statements.

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$104,777	$108,048
Receivables, net	41,723	43,664
Inventories	96,852	95,228
Prepaid expenses	16,354	13,446
Property held for sale	6,672	5,939
Deferred income taxes	10,818	7,507

Total current assets	277,196	273,832

Property and equipment, net	403,999	411,501

Other assets:
Goodwill (Note 2)	341,898	341,652
Other (Notes 2, 3, 5, and 7)	38,685	35,155

Total other assets	380,583	376,807

Total assets	$1,061,778	$1,062,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$16,025	$16,029
Current maturities of capital lease obligations	1,197	1,197
Accounts payable	110,504	121,151
Accrued interest (Note 4)	2,666	2,742
Accrued compensation and related taxes	14,268	14,369
Income and other accrued taxes	11,988	18,849
Accrued insurance	19,856	17,228
Other accrued liabilities	11,500	19,393

Total current liabilities	188,004	210,958

Long-term debt (Note 4)	543,000	551,010

Other liabilities:
Deferred income taxes	68,651	63,257
Deferred revenue	33,501	35,051
Capital lease obligations	13,969	14,582
Other noncurrent liabilities (Note 3)	38,154	35,096

Total other liabilities	154,275	147,986

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity (Notes 5, 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 20,695,183 and 20,271,757 issued and outstanding at March 31, 2005 and September 30, 2004, respectively	207	204
Additional paid-in capital	139,337	132,879
Accumulated other comprehensive income, net (Note 6)	2,134	206
Retained earnings	34,821	18,897

Total shareholders’ equity	176,499	152,186

Total liabilities and shareholders’ equity	$1,061,778	$1,062,140

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise	$284,289	$270,073	$571,356	$540,222
Gasoline	661,471	516,280	1,315,947	990,572

Total revenues	945,760	786,353	1,887,303	1,530,794

Cost of sales:
Merchandise	178,557	170,587	361,532	341,562
Gasoline	627,351	482,539	1,231,940	915,895

Total cost of sales	805,908	653,126	1,593,472	1,257,457

Gross profit	139,852	133,227	293,831	273,337

Operating expenses:
Operating, general and administrative expenses	110,569	105,443	221,839	210,570
Depreciation and amortization	14,214	13,533	28,600	27,608

Total operating expenses	124,783	118,976	250,439	238,178

Income from operations	15,069	14,251	43,392	35,159

Other income (expense):
Loss on extinguishment of debt (Note 7)	—	(23,087)	—	(23,087)
Interest expense (Note 7)	(9,618)	(14,166)	(18,604)	(27,307)
Miscellaneous	682	105	1,104	367

Total other expense	(8,936)	(37,148)	(17,500)	(50,027)

Income (loss) before income taxes	6,133	(22,897)	25,892	(14,868)
Income tax benefit (expense)	(2,361)	8,815	(9,968)	5,723

Net income (loss)	$3,772	$(14,082)	$15,924	$(9,145)

Earnings (loss) per share (Note 8):
Basic	$0.18	$(0.71)	$0.78	$(0.48)
Diluted	$0.18	$(0.71)	$0.75	$(0.48)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31, 2005	March 25, 2004
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,924	$(9,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,600	27,608
Provision (benefit) for deferred income taxes	4,187	(5,724)
Loss on extinguishment of debt	—	23,087
Fair market value change in non-qualifying derivatives	(423)	(1,164)
Amortization of deferred loan costs	600	1,729
Amortization of long-term debt discount	—	534
Other	560	1,205
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(1,433)	(3,644)
Inventories	(1,572)	(147)
Prepaid expenses	(2,907)	(1,573)
Other noncurrent assets	(531)	(45)
Accounts payable	(10,647)	873
Other current liabilities and accrued expenses	(6,257)	(20,273)
Reserves for environmental expenses	1,047	(272)
Other noncurrent liabilities	(269)	(5,637)

Net cash provided by operating activities	26,879	7,412

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,277)	(1,376)
Additions to property and equipment	(26,622)	(17,016)
Proceeds from sale of land, buildings and equipment	4,853	98,617
Acquisitions of related businesses, net of cash acquired	(1,627)	(184,967)

Net cash used in investing activities	(24,673)	(104,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(613)	(673)
Principal repayments of long-term debt, including redemption premiums	(8,014)	(589,387)
Proceeds from issuance of long-term borrowings	—	675,000
Proceeds from exercise of stock options	3,150	756
Repayments of shareholder loans	—	109
Other financing costs	—	(10,385)

Net cash provided by (used in) financing activities	(5,477)	75,420

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,271)	(21,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,777	$50,991

Cash paid during the period:
Interest	$18,500	$35,207

Income Taxes	$6,806	$258

See Notes to Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Unaudited Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 31, 2005 and for the three and six months ended March 31, 2005 and March 25, 2004 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Our results of operations for the three and six months ended March 31, 2005 and March 25, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2005 fiscal year ends on September 29, 2005 and is a 52 week year. Fiscal 2004 was a 53 week year.

The Pantry

As of March 31, 2005, we operated 1,345 convenience stores located in Florida (453), North Carolina (319), South Carolina (235), Tennessee (103), Georgia (98), Mississippi (51), Kentucky (37), Virginia (30), Indiana (11), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except North Carolina and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,319 locations, 869 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, and Texaco®.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for our 2006 fiscal year beginning September 30, 2005. Based on our initial evaluation, the adoption of SFAS No. 151 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2005) (“SFAS No. 123R”), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard is effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found below under “—Stock-Based Compensation”. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Stock-Based Compensation

As permitted by SFAS No. 123R and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we continue to account for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Net income (loss) (in thousands):
As reported	$3,772	$(14,082)	$15,924	$(9,145)
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(280)	(39)	(460)	(165)

Pro forma	$3,492	$(14,121)	$15,464	(9,310)

Basic earnings (loss) per share:
As reported	$0.18	$(0.71)	$0.78	$(0.48)
Pro forma	$0.17	$(0.71)	$0.76	$(0.49)

Diluted earnings (loss) per share:
As reported	$0.18	$(0.71)	$0.75	$(0.48)
Pro forma	$0.16	$(0.71)	$0.73	$(0.49)

The above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for the full year or future years.

NOTE 2—GOODWILL AND OTHER INTANGIBLES

We account for goodwill and other intangibles under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, our goodwill asset is reviewed at least annually for impairment. Other intangible assets which have finite useful lives will continue to be amortized over their useful lives. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

The changes in the balance of goodwill for the six months ended March 31, 2005 consisted of the following (in thousands):

Beginning balance (September 30, 2004)	$341,652
Goodwill acquired during the year	246

Ending balance (March 31, 2005)	$341,898

The goodwill acquired during the year relates primarily to a single store acquisition.

Other intangible assets consist of noncompete agreements and a trademark. For each of the dates presented, noncompete agreements consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Gross carrying value	$7,909	$7,959
Less—accumulated amortization	(1,898)	(1,766)

Noncompete agreements, net	$6,011	$6,193

Amortization expense related to noncompete agreements was $89 thousand and $97 thousand for the three months ended March 31, 2005 and March 25, 2004, respectively, and $182 thousand and $238 thousand for the six months ended March 31, 2005 and March 25, 2004, respectively. The weighted average amortization period of all noncompete agreements is 31.4 years. Estimated amortization expense for each of the five fiscal years following September 30, 2004 and thereafter is: $169 thousand for the remainder of fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008; $197 thousand in fiscal 2009 and $4.9 million thereafter. Other intangible assets are classified in other noncurrent assets in the accompanying consolidated balance sheets.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of March 31, 2005, we were contingently liable for outstanding letters of credit in the amount of approximately $29.7 million primarily related to several self-insurance programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are party to various legal actions arising in the ordinary course of our business. We believe these other actions are routine and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the United States Environmental Protection Agency, or EPA, to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks.

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 31, 2005, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $15.1 million and $14.1 million as of as of March 31, 2005 and September 30, 2004, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 260 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $14.0 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.1 million for remediation, tank removal and litigation. Also, as of March 31, 2005 and September 30, 2004 there were an additional 490 and 503 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 31, 2005, anticipated reimbursements of $16.1 million are recorded as long-term environmental receivables and $1.3 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2005	September 30, 2004
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	309,000	317,000
Other notes payable; various interest rates and maturity dates	25	39

Total long-term debt	559,025	567,039
Less—current maturities	(16,025)	(16,029)

Long-term debt, net of current maturities	$543,000	$551,010

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our senior credit facility consists of a term loan with an outstanding balance of $309.0 million and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.25%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of March 31, 2005, there were no outstanding borrowings under the revolving credit facility and we had approximately $29.7 million of standby letters of credit issued under the facility. As a result, we had approximately $40.3 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of March 31, 2005, the effective LIBOR rate was 2.85%.

The remaining annual maturities of our long-term debt as of March 31, 2005 are as follows (amounts in thousands):

Year Ended September:
2005	$4,015
2006	16,010
2007	16,000
2008	16,000
2009	16,000
Thereafter	491,000

Total long-term debt	$559,025

As of March 31, 2005, we were in compliance with all covenants and restrictions relating to all outstanding borrowings and substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) for the mark-to-market adjustment of those instruments that do not quality for hedge accounting was $(63) thousand and $409 thousand for the three months ended March 31, 2005 and March 25, 2004, respectively, and $423 thousand and $1.2 million for the six months ended March 31, 2005 and March 25, 2004, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 31, 2005, other noncurrent assets include derivative assets of $3.5 million. At September 30, 2004 other noncurrent liabilities included derivative liabilities of approximately $700 thousand and other noncurrent assets included derivative assets of approximately $600 thousand. Cash flow hedges which were effective on March 31, 2005 represent interest rate swaps with a notional amount of $202.0 million, a weighted average pay rate of 2.72% and have various settlement dates, the latest of which is April 2006. Additionally, we are party to cash flow hedges which will become effective April 2006 with a notional amount of $130.0 million, a weighted average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Net income (loss)	$3,772	$(14,082)	$15,924	$(9,145)

Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $923, $(952), $1,207 and $(778), respectively)	1,474	(1,521)	1,928	(1,243)

Comprehensive income (loss)	$5,246	$(15,603)	$17,852	$(10,388)

The components of unrealized gains (losses) on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Unrealized gains (losses) on qualifying cash flow hedges	$1,506	$(1,748)	$2,207	$(1,648)
Less: Reclassification adjustment for expenses included in net income (loss)	(32)	227	(279)	405

Net unrealized gains (losses) on qualifying cash flow hedges	$1,474	$(1,521)	$1,928	$(1,243)

Accumulated other comprehensive income, net of related income taxes, is composed of unrealized gains on qualifying cash flow hedges of $2.1 million and $206 thousand as of March 31, 2005 and September 30, 2004, respectively.

NOTE 7—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Interest on long-term debt	$8,644	$12,453	$16,900	$23,595
Interest rate swap settlements	51	690	453	2,041
Interest on capital lease obligations	516	553	1,033	1,106
Fair market value change in non-qualifying derivatives	63	(409)	(423)	(1,164)
Amortization of deferred financing costs	342	876	600	1,729
Miscellaneous	2	3	41	—

Subtotal: Interest expense	$9,618	$14,166	$18,604	$27,307
Loss on debt extinguishment	—	23,087	—	23,087

Total interest expense and loss on extinguishment of debt	$9,618	$37,253	$18,604	$50,394

The loss on debt extinguishment relates to the redemption of our $200 million 10.25% senior subordinated notes and the refinancing of the senior credit facility. The loss includes the write-off of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table reflects the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Net income (loss)	$3,772	$(14,082)	$15,924	$(9,145)

Earnings (loss) per share – basic:
Weighted average shares outstanding	20,418	19,799	20,354	19,103

Earnings (loss) per share – basic	$0.18	$(0.71)	$0.78	$(0.48)

Earnings (loss) per share – diluted:
Weighed average shares outstanding	20,418	19,799	20,354	19,103
Dilutive impact of options outstanding	1,102	—	948	—

Weighted average shares and potential dilutive shares outstanding	21,520	19,799	21,302	19,103

Earnings (loss) per share – diluted	$0.18	$(0.71)	$0.75	$(0.48)

There were no options or warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three months ended March 31, 2005. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 30 thousand for the six months ended March 31, 2005 and 1.4 million for the three months and six months ended March 25, 2004, respectively.

NOTE 9 – FORWARD SALE OF EQUITY

During October 2004, we completed a secondary stock offering in which Freeman Spogli & Co., or Freeman Spogli, sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a net price of $21.8694 per share to certain underwriters pursuant to a purchase agreement.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 20, 2005, we partially settled the forward sale agreement by issuing and delivering 1,078,697 shares of our common stock, par value $.01 per share. In connection with the partial settlement, we received $23.8 million in proceeds. The remaining 421,303 shares subject to the forward sale agreement may be issued and delivered by us in settlement of the forward sale agreement by means of physical stock, cash, or net settlement and must be settled no later than twelve months following the effective date of the forward sale agreement. If we elect to physically settle the remaining shares we expect to receive aggregate proceeds of approximately $9.2 million.

NOTE 10—SUBSEQUENT EVENTS

On April 22, 2005, we completed the acquisition of 53 convenience stores operating under the Cowboys® banner in Alabama (23), Georgia (29) and Mississippi (1) from D&D Oil Company, Inc., or D&D Oil. The purchase price was funded from available cash and approximately $23.8 million in proceeds from the partial settlement of a forward equity sale agreement we executed in October 2004, as described above. We will be leasing all of the stores under operating leases primarily from the seller. In connection with the acquisition, we entered into an amendment to the Distribution Services Agreement dated October 10, 1999 by and between The Pantry, Inc., Lil’ Champ Food Stores, Inc. and McLane Company, Inc. (the “Agreement”). The amendment extends the term of the Agreement until April 21, 2010. In addition, the amendment requires McLane to pay us certain additional fees relating to the stores currently covered by the Agreement, as well as additional fees relating to the stores acquired by us in connection with the acquisition of D&D Oil, and modifies certain provisions of the Agreement relating to service charges and rebate amounts.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc., collectively referred to as the Guarantor Subsidiaries, which are guarantors of our senior credit facility and our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$104,777	$—	$—	$104,777
Receivables, net	41,723	—	—	41,723
Inventories	96,852	—	—	96,852
Prepaid expenses	16,352	2	—	16,354
Property held for sale	6,672	—	—	6,672
Deferred income taxes	10,818	—	—	10,818

Total current assets	277,194	2	—	277,196

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	403,999	—	—	403,999

Other assets:
Goodwill	341,898	—	—	341,898
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	38,628	57	—	38,685

Total other assets	357,049	43,929	(20,395)	380,583

Total assets	$1,078,965	$43,931	$(61,118)	$1,061,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,025	$—	$—	$16,025
Current maturities of capital lease obligations	1,197	—	—	1,197
Accounts payable	110,504	—	—	110,504
Accrued interest	2,666	—	—	2,666
Accrued compensation and related taxes	14,268	—	—	14,268
Income and other accrued taxes	11,988	—	—	11,988
Accrued insurance	19,856	—	—	19,856
Other accrued liabilities	11,565	—	(65)	11,500

Total current liabilities	188,069	—	(65)	188,004

Long-term debt	543,000	—	—	543,000

Other liabilities:
Deferred income taxes	68,651	—	—	68,651
Deferred revenue	33,501	—	—	33,501
Capital lease obligations	13,969	—	—	13,969
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	38,152	2	—	38,154

Total other liabilities	171,397	3,210	(20,332)	154,275

Shareholders’ equity:
Common stock	207	523	(523)	207
Additional paid-in capital	139,337	40,551	(40,551)	139,337
Accumulated other comprehensive income, net	2,134	—	—	2,134
Retained earnings (deficit)	34,821	(353)	353	34,821

Total shareholders’ equity	176,499	40,721	(40,721)	176,499

Total liabilities and shareholders’ equity	$1,078,965	$43,931	$(61,118)	$1,061,778

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	411,501	—	—	411,501

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,079,327	$43,931	$(61,118)	$1,062,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of capital lease obligations	1,197	—	—	1,197
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Income and other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	211,023	—	(65)	210,958

Long-term debt	551,010	—	—	551,010

Other liabilities:
Deferred income taxes	63,257	—	—	63,257
Deferred revenue	35,051	—	—	35,051
Capital lease obligations	14,582	—	—	14,582
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	35,094	2	—	35,096

Total other liabilities	165,108	3,210	(20,332)	147,986

Shareholders’ equity:
Common stock	204	523	(523)	204
Additional paid-in capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income, net	206	—	—	206
Retained earnings (deficit)	18,897	(353)	353	18,897

Total shareholders’ equity	152,186	40,721	(40,721)	152,186

Total liabilities and shareholders’ equity	$1,079,327	$43,931	$(61,118)	$1,062,140

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$284,289	$—	$—	$284,289
Gasoline	661,471	—	—	661,471

Total revenues	945,760	—	—	945,760

Cost of sales:
Merchandise	178,557	—	—	178,557
Gasoline	627,351	—	—	627,351

Total cost of sales	805,908	—	—	805,908

Gross profit.	139,852	—	—	139,852

Operating expenses:
Operating, general and administrative expenses	110,569	—	—	110,569
Depreciation and amortization	14,214	—	—	14,214

Total operating expenses	124,783	—	—	124,783

Income from operations	15,069	—	—	15,069

Other income (expense):
Interest expense	(9,618)	—	—	(9,618)
Miscellaneous	682	—	—	682

Total other expense	(8,936)	—	—	(8,936)

Income before income taxes	6,133	—	—	6,133
Income tax expense	(2,361)	—	—	(2,361)

Net income	$3,772	$—	$—	$3,772

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$270,073	$—	$—	$270,073
Gasoline	516,280	—	—	516,280

Total revenues	786,353	—	—	786,353

Cost of sales:
Merchandise	170,587	—	—	170,587
Gasoline	482,539	—	—	482,539

Total cost of sales	653,186	—	—	653,186

Gross profit	133,227	—	—	133,227

Operating expenses:
Operating, general and administrative expenses	105,443	—	—	105,443
Depreciation and amortization	13,533	—	—	13,533

Total operating expenses	118,976	—	—	118,976

Income from operations	14,251	—	—	14,251

Other income (expense):
Loss of extinguishment of debt	(23,087)			(23,087)
Interest expense	(14,166)	—	—	(14,166)
Miscellaneous	105	—	—	105

Total other expense	(37,148)	—	—	(37,148)

Loss before income taxes	(22,897)	—	—	(22,897)
Income tax benefit	8,815	—	—	8,815

Net loss	$(14,082)	$—	$—	$(14,082)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$571,356	$—	$—	$571,356
Gasoline	1,315,947	—	—	1,315,947

Total revenues	1,887,303	—	—	1,887,303

Cost of sales:
Merchandise	361,532	—	—	361,532
Gasoline	1,231,940	—	—	1,231,940

Total cost of sales	1,593,472	—	—	1,593,472

Gross profit	293,831	—	—	293,831

Operating expenses:
Operating, general and administrative expenses	221,839	—	—	221,839
Depreciation and amortization	28,600	—	—	28,600

Total operating expenses	250,439	—	—	250,439

Income from operations	43,392	—	—	43,392

Other income (expense):
Interest expense	(18,604)	—	—	(18,604)
Miscellaneous	1,104	—	—	1,104

Total other expense	(17,500)	—	—	(17,500)

Income before income taxes	25,892	—	—	25,892
Income tax expense	(9,968)	—	—	(9,968)

Net income	$15,924	$—	$—	$15,924

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$540,222	$—	$—	$540,222
Gasoline	990,572	—	—	990,572

Total revenues	1,530,794	—	—	1,530,794

Cost of sales:
Merchandise	341,562	—	—	341,562
Gasoline	915,895	—	—	915,895

Total cost of sales	1,257,457	—	—	1,257,457

Gross profit	237,337	—	—	237,337

Operating expenses:
Operating, general and administrative expenses	210,570	—	—	210,570
Depreciation and amortization	27,608	—	—	27,608

Total operating expenses	238,178	—	—	238,178

Income from operations	35,159	—	—	35,159

Other income (expense):
Loss on extinguishment of debt	(23,087)			(23,087)
Interest expense	(27,307)	—	—	(27,307)
Miscellaneous	367	—	—	367

Total other expense	(50,027)	—	—	(50,027)

Loss before income taxes	(14,868)	—	—	(14,868)
Income tax benefit	5,723	—	—	5,723

Net loss	$(9,145)	$—	$—	$(9,145)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statements of Cash Flows

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,924	$—	$—	$15,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,600	—	—	28,600
Provision for deferred income taxes	4,187	—	—	4,187
Fair market value change in non-qualifying derivatives	(423)	—	—	(423)
Amortization of deferred loan costs	600	—	—	600
Other	560	—	—	560
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(1,433)	—	—	(1,433)
Inventories	(1,572)	—	—	(1,572)
Prepaid expenses	(2,907)	—	—	(2,907)
Other noncurrent assets	(531)	—	—	(531)
Accounts payable	(10,647)	—	—	(10,647)
Other current liabilities and accrued expenses	(6,257)	—	—	(6,257)
Reserves for environmental expenses	1,047	—	—	1,047
Other noncurrent liabilities	(269)	—	—	(269)

Net cash provided by operating activities	26,879	—	—	26,879

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,277)	—	—	(1,277)
Additions to property and equipment	(26,622)	—	—	(26,622)
Proceeds from sale of land, buildings and equipment	4,853	—	—	4,853
Acquisitions of related businesses, net of cash acquired	(1,627)	—	—	(1,627)

Net cash used in investing activities	(24,673)	—	—	(24,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(613)	—	—	(613)
Principal repayments of long-term debt	(8,014)	—	—	(8,014)
Proceeds from exercise of stock options	3,150	—	—	3,150

Net cash used in financing activities	(5,477)	—	—	(5,477)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,271)	—	—	(3,271)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,777	$—	$—	$104,777

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

Supplemental Combining Statements of Cash Flows

Six Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,145)	$—	$—	$(9,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,608	—	—	27,608
Benefit for deferred income taxes	(5,724)	—	—	(5,724)
Loss on extinguishment of debt	23,087	—	—	23,087
Fair market value change in non-qualifying derivatives	(1,164)	—	—	(1,164)
Amortization of deferred loan costs	1,729	—	—	1,729
Amortization of long-term debt discount	534	—	—	534
Other	1,205	—	—	1,205
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(3,644)	—	—	(3,644)
Inventories	(147)	—	—	(147)
Prepaid expenses	(1,573)	—	—	(1,573)
Other noncurrent assets	(45)	—	—	(45)
Accounts payable	873	—	—	873
Other current liabilities and accrued expenses	(20,273)	—	—	(20,273)
Reserves for environmental expenses	(272)	—	—	(272)
Other noncurrent liabilities	(5,637)	—	—	(5,637)

Net cash provided by operating activities	7,412	—	—	7,412

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,376)	—	—	(1,376)
Additions to property and equipment	(17,016)	—	—	(17,016)
Proceeds from sale of land, buildings and equipment	98,617	—	—	98,617
Acquisitions of related businesses, net of cash acquired	(184,967)	—	—	(184,967)

Net cash used in investing activities	(104,742)	—	—	(104,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under capital leases	(673)	—	—	(673)
Principal repayments of long-term debt, including redemption premiums	(589,387)	—	—	(589,387)
Proceeds from issuance of long-term borrowings	675,000	—	—	675,000
Proceeds from exercise of stock options	756	—	—	756
Repayments of shareholder loans	109	—	—	109
Other financing costs	(10,385)	—	—	(10,385)

Net cash provided by financing activities	75,420	—	—	75,420

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,910)	—	—	(21,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,991	$—	$—	$50,991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our Company is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, our Quarterly Report on From 10-Q for the quarter ended December 30, 2004 and our other filings with the Securities and Exchange Commission.

This report, including without limitation, statements under our discussion and analysis of financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 10, 2005. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,345 stores in ten states as of March 31, 2005. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue opportunistic acquisitions.

We had favorable results for our second quarter of fiscal 2005 with net income of $3.8 million compared to a net loss of $14.1 million in the second quarter of fiscal 2004. During the quarter, our comparable store merchandise revenue increased 6.6%, our largest gain since the second quarter of fiscal 2000 or 20 quarters, while comparable store gasoline gallons increased 7.7%, our largest comparable store volume gain since third quarter of fiscal 1999 or 22 quarters. We achieved these results despite an unfavorable wholesale gasoline environment in which wholesale crude costs peaked at $55 per barrel in March 2005 from a low of $42 per barrel in January 2005. We continue to remain focused on several key initiatives, including the following:

Re-imaging and re-branding initiative – During the second quarter of fiscal 2005, we completed the brand conversion or image upgrades at an additional 132 stores, bringing the total as of March 31, 2005 to 866 locations. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. We believe this combined initiative allows us to leverage the cost of a complete facelift to most of our facilities, provides us with increased brand identity, and helps us in our efforts to optimize our gasoline gallon growth and gross profit dollars.

Merchandise programs – During the second quarter of fiscal 2005, we continued to upgrade and fine tune our merchandise mix to maximize sales and profitability and upgraded our food service offerings across our store base. Our merchandise enhancements are ongoing as we introduced additional private label products in the second quarter of fiscal 2005 with the introduction of Celeste® sports drink. Our quick service restaurant revenue increased 15.3% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and we opened our first Quizno’s Sub® location in March 2005 with additional openings planned over the remainder of fiscal 2005. Historically, quick service restaurant revenues have averaged approximately 4% of merchandise revenue. In addition, we completed the rollout of our scanning and polling systems during the second quarter of fiscal 2005.

Acquisition strategy – We believe there are significant acquisition opportunities to strengthen our position in existing markets and expand into other markets. We believe our advantageous supply agreements and operating expertise make acquisitions an attractive way to grow our business. On April 21, 2005, we completed the acquisition of D&D Oil which operated 53 convenience stores under the Cowboys® banner in Alabama (23), Georgia (29) and Mississippi (1). We believe that the Cowboys® locations complement our existing store base and provide an entrance into the state of Alabama. We plan to continue to selectively review acquisition opportunities to reinforce our market position. Since 1996, we have successfully completed more than 40 acquisitions, growing our store base from 379 to approximately 1,400 stores.

Market and Industry Trends

During the second quarter of fiscal 2005, we experienced a volatile wholesale gasoline cost environment as domestic crude oil prices peaked at a high of approximately $55 per barrel in March 2005 from a low of approximately $42 per barrel in January 2005. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so, and the timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience tighter gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged more than 12 cents per gallon on an annual basis.

Increases in wholesale cigarette costs during 2005, as well as national and local campaigns to discourage smoking in the United States, have had an adverse effect on unit demand for cigarettes domestically. We have attempted to pass along cost increases to our customers and have not generally experienced deterioration in cigarette gross margin or in average cartons sold per store week.

Results of Operations

The following table presents for the periods indicated selected items in the consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	69.9%	65.7%	69.7%	64.7%
Merchandise revenue	30.1%	34.3%	30.3%	35.3%
Cost of sales	85.2%	83.1%	84.4%	82.1%

Gross profit	14.8%	16.9%	15.6%	17.9%
Gasoline gross profit	3.6%	4.3%	4.5%	4.9%
Merchandise gross profit	11.2%	12.6%	11.1%	13.0%
Operating, general and administrative expenses	11.7%	13.4%	11.8%	13.8%
Depreciation and amortization	1.5%	1.7%	1.5%	1.8%

Income from operations	1.6%	1.8%	2.3%	2.3%
Loss on extinguishment of debt	—	(2.9)%	—	(1.5)%
Interest and miscellaneous expense	(0.9)%	(1.8)%	(0.9)%	(1.8)%

Income/(loss) before income taxes	0.7%	(2.9)%	1.4%	(1.0)%
Income tax benefit (expense)	(0.3)%	1.1%	(0.6)%	0.4%

Net income (loss)	0.4%	(1.8)%	0.8%	(0.6)%

The table below provides a summary of our selected financial data for our three and six months ended March 31, 2005 and March 25, 2004.

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Merchandise margin	37.2%	36.8%	36.7%	36.8%
Gasoline gallons (millions)	346.2	321.8	686.8	647.4
Gasoline margin per gallon	$0.0986	$0.1048	$0.1223	$0.1154
Gasoline retail per gallon	$1.91	$1.60	$1.92	$1.53

Comparable store data:
Merchandise sales%	6.6%	3.4%	6.2%	2.9%
Gasoline gallons%	7.7%	1.2%	5.9%	2.3%

Number of stores:
End of period	1,345	1,374	1,345	1,374
Weighted-average store count	1,348	1,380	1,351	1,370

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 25, 2004

Merchandise Revenue. Merchandise revenue for the second quarter of fiscal 2005 was $284.3 million compared to $270.1 million during the second quarter of fiscal 2004, an increase of $14.2 million or 5.3%. The increase is primarily attributable to a 6.6%, or $17.5 million, increase in comparable store merchandise revenue compared to the second quarter of fiscal 2004. These increases were partially offset by lost revenue from closed stores of approximately $3.7 million.

Gasoline Revenue and Gallons. Gasoline revenue for the second quarter of fiscal 2005 was $661.5 million compared to $516.3 million during the second quarter of fiscal 2004, an increase of $145.2 million or 28.1%. The increase in gasoline revenue is primarily attributable to an increase in comparable store gallons of 24.6 million, or 7.7%, and the 31 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the second quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $5.7 million.

In the second quarter of fiscal 2005, gasoline gallons sold were 346.2 million compared to 321.8 million during the second quarter of fiscal 2004, an increase of 24.3 million gallons or 7.6%. The increase is primarily attributable to the 7.7% comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 3.6 million gallons. We believe that the comparable store volume increases were driven by our re-branding and re-imaging initiatives as well as general economic strength in Florida and throughout the Southeast.

Merchandise Gross Profit and Margin. Merchandise gross profit was $105.7 million for the second quarter of fiscal 2005 compared to $99.5 million for the second quarter of fiscal 2004, an increase of $6.2 million or 6.3%. This increase is primarily attributable to the increased merchandise revenue discussed above as well as a 40 basis point increase in our merchandise margin. We believe that the increase in merchandise margin is primarily attributable to our improvements in merchandise mix as a result of increased private label and food service offerings as well as continued leveraging of our purchasing volumes.

Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $34.1 million for the second quarter of fiscal 2005 compared to $33.7 million for the second quarter of fiscal 2004, an increase of $379 thousand or 1.1%. The increase is primarily attributable to the 7.7% increase in comparable store gallons, partially offset by a decrease in our gross profit per gallon to 9.9 cents for the second quarter of fiscal 2005 from 10.5 cents in the second quarter of fiscal 2004. During the second quarter of fiscal 2005, our gasoline gross profit per gallon was impacted by steadily increasing wholesale gasoline costs and the timing of related gasoline retail price increases. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.3 cents per gallon and 2.7 cents per gallon for the three months ended March 31, 2005 and March 25, 2004, respectively. The increase in these fees and costs was primarily due to higher credit card fees as a result of a 19.4% increase in retail gasoline prices.

Operating, General and Administrative Expenses. Operating, general and administrative expenses for the second quarter of fiscal 2005 totaled $110.6 million compared to $105.4 million for the second quarter of fiscal 2004, an increase of $5.1 million or 4.9%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.7% in the second quarter of fiscal 2005 and adjusted for the impact of gasoline inflation were 11.9% in the second quarter of fiscal 2004.

Income from Operations. Income from operations totaled $15.1 million for the second quarter of fiscal 2005 compared to $14.3 million for the second quarter of fiscal 2004, an increase of $818 thousand or 5.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA. EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization. EBITDA for the second quarter of fiscal 2005 totaled $30.0 million compared to EBITDA of $27.9 million during the second quarter of fiscal 2004, an increase of $2.1 million or 7.4%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	March 31, 2005	March 25, 2004
EBITDA	$29,965	$27,889
Interest expense and loss on extinguishment of debt	(9,618)	(37,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	1,040	24,499
Changes in operating assets and liabilities, net:
Assets	(9,284)	(4,756)
Liabilities	(1,365)	(4,169)

Net cash provided by operating activities	$10,738	$6,210
Net cash provided by (used in) investing activities	$(12,597)	$7,765
Net cash provided by (used in) financing activities	$(5,473)	$546

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

Interest Expense. Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the second quarter of fiscal 2005 was $9.6 million compared to $14.2 million for the second quarter of fiscal 2004. The decrease of $4.6 million is primarily the result of the benefits of our refinancing which was completed in March 2004, which reduced our effective borrowing rate by approximately 250 basis points.

Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points. Included in interest expense in the second quarter of fiscal 2004 was approximately $1.7 million in duplicative interest on our senior subordinated notes during the 30-day call period.

Net income (loss). Net income for the second quarter of fiscal 2005 was $3.8 million compared to a net loss of $14.1 million for the second quarter of fiscal 2004. The increase is primarily attributable to the charges associated with the debt extinguishment and additional interest expense, and the increased income from operations discussed above.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 25, 2004

Merchandise Revenue. Merchandise revenue for the first six months of fiscal 2005 was $571.4 million compared to $540.2 million for the first six months of fiscal 2004, an increase of $31.1 million, or 5.8%. The increase is primarily attributable to a 6.2%, or $29.3 million, increase in comparable store merchandise revenue compared to the first six months of fiscal 2004 and an $8.0 million increase in revenues from the stores acquired in the Golden Gallon® acquisition. These increases were partially offset by lost revenue from closed stores of approximately $7.6 million.

Gasoline Revenue and Gallons. Gasoline revenue for the first six months of fiscal 2005 was $1.3 billion compared to $990.6 million during the first six months of fiscal 2004, an increase of $325.4 million or 32.8%. The increase in gasoline revenue is primarily attributable to an increase in comparable store gallons of 32.8 million, or 5.9%, an increase in gallons sold by stores acquired in the Golden Gallon® acquisition of 12.2 million, and the 39 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $10.6 million.

For the first six months of fiscal 2005, gasoline gallons sold were 686.8 million compared to 647.4 million during the first six months of fiscal 2004, an increase of 39.4 million gallons or 6.1%. The increase is primarily attributable to the 5.9% comparable store gasoline gallon increase, partially offset by lost gallon volume from closed stores of approximately 7.2 million gallons.

Merchandise Gross Profit and Margin. Merchandise gross profit was $209.8 million for the first six months of fiscal 2005 compared to $198.7 million for the first six months of fiscal 2004, an increase of $11.2 million or 5.6%. This increase is primarily attributable to the increased merchandise revenue discussed above. Merchandise margin decreased to 36.7% for the first six months of fiscal 2005 from the 36.8% reported for the first six months of fiscal 2004.

Gasoline Gross Profit and Per Gallon Margin. Gasoline gross profit was $84.0 million for the first six months of fiscal 2005 compared to $74.7 million for the first six months of fiscal 2004, an increase of $9.3 million or 12.5%. The increase is primarily attributable to the comparable store gallon increase discussed above as well as an increase in our gasoline gross profit per gallon to 12.2 cents for the first six months of fiscal 2005 compared to 11.5 cents for the first six months of fiscal 2004.

Operating, General and Administrative Expenses. Operating, general and administrative expenses for the first six months of fiscal 2005 totaled $221.8 million compared to $210.6 million for the second quarter of fiscal 2004, an increase of $11.3 million or 5.4%. This increase is primarily due to comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.8% in the first six months of fiscal 2005, and adjusted for the impact of gasoline inflation were the same in the comparable period in fiscal 2004.

Income from Operations. Income from operations totaled $43.4 million for the first six months of fiscal 2005 compared to $35.2 million for the first six months of fiscal 2004, an increase of $8.2 million or 23.4%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA. EBITDA for the first six months of fiscal 2005 totaled $73.1 million compared to EBITDA of $63.1 million for the first six months of fiscal 2004, an increase of $10.0 million or 15.8%. The increase is attributable to the increase in income from operations discussed above.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Six Months Ended
	March 31, 2005	March 25, 2004
EBITDA	$73,096	$63,134
Interest expense and loss on extinguishment of debt	(18,604)	(50,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	739	25,390
Changes in operating assets and liabilities, net:
Assets	(6,443)	(5,409)
Liabilities	(21,909)	(25,309)

Net cash provided by operating activities	$26,879	$7,412
Net cash used in investing activities	$(24,673)	$(104,742)
Net cash provided by (used in) financing activities	$(5,477)	$75,420

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

Interest Expense. Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and for the six months ending March 25, 2004, the $23.1 million loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first six months of fiscal 2005 was $18.6 million compared to $27.3 million for the first six months of fiscal 2004. The decrease of $8.7 million is primarily the result of the benefits of our refinancing which was completed in March 2004, which reduced our effective borrowing rate by approximately 250 basis points. Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points. Included in interest expense in the first six months of fiscal 2004 was approximately $1.7 million in duplicative interest on our senior subordinated notes during the 30-day call period.

Net Income (loss). Net income for the first six months of fiscal 2005 was $15.9 million compared to a net loss of $9.1 million for the first six months of fiscal 2004. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, sale-leaseback transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $26.9 million for the first six months of fiscal 2005 compared to $7.4 million for the first six months of fiscal 2004. The increase in cash flow from operations is primarily attributable to the $8.2 million increase in income from operations and a $16.7 million decline in cash paid for interest as a result of the reduction of our effective borrowing rate subsequent to our debt refinancings in February and March 2004. These increases were offset by a $6.5 million increase in cash paid for income taxes and other changes in working capital. We had $104.8 million of cash and cash equivalents on hand at March 31, 2005.

Capital Expenditures. Gross capital expenditures (excluding all acquisitions) for the first six months of fiscal 2005 were $27.9 million. Our capital expenditures are primarily expenditures for store re-imaging and improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from sale-leaseback transactions and asset dispositions and vendor reimbursements.

In the first six months of fiscal 2005, we received approximately $8.2 million in proceeds, including asset dispositions ($4.0 million), vendor reimbursements ($2.2 million), and sale-lease back transactions ($0.9 million). As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2005 were $20.8 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2005, net cash used in financing activities was $5.5 million and related primarily to scheduled principal payments on our senior credit facility, partially offset by proceeds from the exercise of employee stock options. At March 31, 2005, our long-term debt consisted primarily of $309.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes.

Senior Credit Facility. On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March 2011 and a $70.0 million revolving credit facility, which expires in March 2010. As of March 31, 2005, our outstanding term loan balance was $309.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $29.7 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of March 31, 2005, we had no borrowings outstanding under the revolving credit facility, we had approximately $40.3 million in available borrowing capacity and $29.7 million of standby letters of credit were issued under the facility.

Senior Subordinated Notes. On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year.

Shareholders’ Equity. As of March 31, 2005, our shareholders’ equity totaled $176.5 million. The $24.3 million increase from September 30, 2004 is primarily attributable to the net income for the period of $15.9 million and an increase in additional paid in capital as a result of option exercises, including income tax benefits, of $6.5 million.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, and funds available under the forward sale agreement (see Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 9—Forward Sale of Equity), together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As of March 31, 2005, we had $40.3 million available under our revolving credit facility. Additionally, if we elect to physically settle the remaining shares under the forward sale agreement, we expect to receive aggregate proceeds of approximately $9.2 million. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Recently Issued Accounting Standards

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 is effective for our 2006 fiscal year beginning September 30, 2005. Based on our initial evaluation, the adoption of SFAS No. 151 is not expected to have a significant impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2005) (“SFAS No. 123R”), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard is effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Item 1.- Financial Statements – Notes to Consolidated Financial Statements - Note 1 – Basis of Presentation – Stock Based Compensation. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Risk Factors

You should carefully consider the risks described below and described elsewhere in this report before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Over the past three fiscal years, our gasoline revenue accounted for approximately 63.4% of total revenues and our gasoline gross profit accounted for approximately 27.4% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through March 2005, we acquired 1,305 convenience stores in 21 major and numerous smaller transactions. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy.

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

We have a significant amount of indebtedness. As of March 31, 2005, we had consolidated debt, including capital lease obligations, of approximately $574.2 million. As of March 31, 2005 our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $40.3 million, with availability to issue letters of credit up to $50.0 million.

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

Based on our current level of operations, we believe our cash flow from operations, funds available from our revolving credit facility, and funds available under the forward sale agreement (see Item 1. – Financial Statements – Notes to Consolidated Financial Statements – Note 9 – Forward Sale of Equity), will be adequate to meet our future liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a contract with McLane until April 2010, but we may not be able to renew the contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

We depend on two principal suppliers for the majority of our gasoline.

During February 2003, we signed new gasoline supply agreements with BP® and Citgo®. We expect that BP® and Citgo® will supply approximately 90% of our future gasoline purchases, after an approximately 27 to 33 month conversion process that began in March 2003. We have contracts with Citgo® until 2008 and BP® until 2009, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options or upon settlement of the forward sale agreement recently entered into by us, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of May 3, 2005, there are 21,773,880 shares of our common stock outstanding, of these shares, 21,503,256 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. We may also, either mandatorily or at our option, issue shares upon settlement of the forward sale agreement recently entered into by us. We may elect to settle the forward sale by means of a physical stock, cash or net stock settlement. If we elect to physically settle the forward sale agreement in total, we would be required to issue 1,500,000 shares of our common stock. In no event are we required to deliver more than 1,500,000 shares under the forward sale agreement. On April 20, 2005, we partially settled the forward sale agreement by issuing and delivering 1,078,697 shares of our common stock.

Raising funds by issuing securities dilutes the ownership of our existing stockholders. Additionally, certain types of equity securities that we may issue in the future could have rights, preferences or privileges senior to your rights as a holder of our common stock. We could choose to issue additional shares for a variety of reasons including for investment or acquisitive purposes. Such issuances may have a dilutive impact on your investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the prior year. Our debt and interest rate swap instruments outstanding at March 31, 2005, including applicable interest rates, are discussed above, in “Item 1. Financial Statements - Notes to Consolidated Financial Statements—Note 5—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at March 31, 2005, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of May 5, 2005.

Expected Maturity Date

as of March 31, 2005

(Dollars in thousands)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	Fair Value
Long-term debt	$4,015	$16,010	$16,000	$16,000	$16,000	$491,000	$559,025	$564,910
Weighted average interest rate	6.24%	6.44%	6.68%	6.69%	6.59%	7.13%	6.77%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 31, 2005, the interest rate on 80.9% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 79.7% at September 30, 2004. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 31, 2005, would be to change interest expense by approximately $1 million.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	March 31, 2005	September 30, 2004
Notional principal amount	$202,000	$202,000
Weighted average pay rate	2.72%	2.72%
Weighted average receive rate	2.97%	1.84%
Weighted average years to maturity	1.05	1.55

We have also entered into swap agreements having a notional amount of $130.0 million which will become effective April 2006. These swap agreements have a weighted average pay rate of 4.24% with various settlement dates, the latest of which is April 2009.

As of March 31, 2005, the fair value of our swap agreements represented a net benefit of $3.5 million.

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

Item 4. Controls and Procedures.

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE PANTRY, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, there is pending (instituted on July 17, 2004) a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, we filed a Notice of Removal, removing the case to the United States District Court for the Middle District of North Carolina. The Plaintiffs have filed a motion to remand the case to the Superior Court for Forsyth County, which is presently pending before the federal district court, and on May 4, 2005, filed a motion to amend their Complaint to assert certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. If the motion is allowed, it would moot plaintiffs’ pending motion to remand, with the result that the case would remain in the federal district court. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation. We are presently in the preliminary stages of this matter and cannot at this time predict the outcome or provide a reasonable estimate of the potential liability, if any, that might arise.

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

Item 4. Submission of Matters to a Vote of Security Holders .

On March 29, 2005, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Elected nine nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Byron E. Allumbaugh	18,783,342	341,711
Paul M. Brunswick	18,779,142	345,911
Todd W. Halloran	18,783,442	341,611
Bryan E. Monkhouse	18,821,667	303,386
Thomas M. Murnane	18,643,972	481,081
Charles P. Rullman	18,787,642	337,411
Peter J. Sodini	18,821,498	303,555
Peter M. Starrett	18,722,802	352,251
Hubert E. Yarborough, III	18,783,142	341,911

(2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 29, 2005. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	19,055,723	65,407	3,923

THE PANTRY, INC.

PART II-OTHER INFORMATION (CONT.)

Item 6. Exhibits.

Exhibit Number	Description of Document
10.1	Fifth Amendment to Distribution Service Agreement dated April 1, 2004, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	Summary of Material Terms of The Pantry, Inc. Annual Incentive Plan.

10.3	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Daniel J. Kelly
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: May 10, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Fifth Amendment to Distribution Service Agreement dated April 1, 2004, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	Summary of Material Terms of The Pantry, Inc. Annual Incentive Plan.

10.3	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]