Form 10-Q
period 2005-06-30
PANTRY INC
filed 2005-08-09
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	21,895,136 SHARES
(Class)	(Outstanding at August 2, 2005)

THE PANTRY, INC.

FORM 10-Q

JUNE 30, 2005

Explanatory Note

Prior to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2005, we determined that certain sale-leaseback transactions must be accounted for as financing transactions rather than sale-leaseback transactions. Subsequent to the issuance of this report we intend to restate by amendment to our audited financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim financial statements included in our Quarterly Reports filed on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005. The financial statements included herein reflect the restatements of our consolidated balance sheet at September 30, 2004 and our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the period ended June 24, 2004. The primary effects of the restatement are discussed in Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements-Note 2-Restatement of Previously Issued Financial Statements.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2005	September 30, 2004
		(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$105,478	$108,048
Receivables, net	47,241	43,664
Inventories	112,405	95,228
Prepaid expenses and other current assets (Note 8)	15,604	13,446
Property held for sale	5,806	5,939
Deferred income taxes	7,446	7,507

Total current assets	293,980	273,832

Property and equipment, net (Notes 2 and 7)	592,929	582,242

Other assets:
Goodwill (Notes 3 and 4)	386,749	341,652
Other noncurrent assets (Notes 4, 5, 8, and 10)	37,108	35,155

Total other assets	423,857	376,807

Total assets	$1,310,766	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	$16,018	$16,029
Current maturities of lease finance obligations (Notes 2 and 7)	2,902	2,774
Accounts payable	122,900	121,151
Accrued interest (Note 6)	7,465	2,742
Accrued compensation and related taxes	15,435	14,369
Income and other accrued taxes	23,308	18,849
Accrued insurance	21,037	17,228
Other accrued liabilities	15,298	19,393

Total current liabilities	224,363	212,535

Other liabilities:
Long-term debt (Note 6)	539,000	551,010
Lease finance obligations (Notes 2 and 7)	190,307	190,440
Deferred income taxes	66,666	60,932
Deferred revenue	32,776	35,051
Other noncurrent liabilities (Notes 5 and 8)	44,772	33,986

Total other liabilities	873,521	871,419

Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity (Notes 2, 8, 9, 11, and 12):
Common stock, $.01 par value, 50,000,000 shares authorized; 21,895,136 and 20,271,757 issued and outstanding at June 30, 2005 and September 30, 2004, respectively	219	204
Additional paid-in capital	164,006	132,879
Accumulated other comprehensive income, net	640	206
Retained earnings	48,017	15,638

Total shareholders’ equity	212,882	148,927

Total liabilities and shareholders’ equity	$1,310,766	$1,232,881

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated, see Note 2)		(As restated, see Note 2)
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$324,041	$302,879	$895,397	$843,101
Gasoline	842,415	625,448	2,158,362	1,616,020

Total revenues	1,166,456	928,327	3,053,759	2,459,121

Cost of sales:
Merchandise	205,467	193,624	566,999	535,186
Gasoline	793,968	580,993	2,025,908	1,496,888

Total cost of sales	999,435	774,617	2,592,907	2,032,074

Gross profit	167,021	153,710	460,852	427,047
Operating expenses:
Operating, general and administrative expenses (Note 2)	110,669	104,491	321,525	306,028
Depreciation and amortization (Note 2)	15,933	14,769	46,936	44,602

Total operating expenses	126,602	119,260	368,461	350,630

Income from operations	40,419	34,450	92,391	76,417

Other income (expense):
Loss on extinguishment of debt (Note 10)	—	—	—	(23,087)
Interest expense (Notes 2 and 10)	(13,983)	(13,466)	(41,404)	(49,021)
Miscellaneous	683	482	1,788	849

Total other expense	(13,300)	(12,984)	(39,616)	(71,259)

Income before income taxes	27,119	21,466	52,775	5,158
Income tax expense	(10,518)	(8,264)	(20,396)	(1,987)

Net income	$16,601	$13,202	$32,379	$3,171

Earnings per share (Note 11):
Basic:	$0.77	$0.66	$1.56	$0.16
Diluted:	$0.75	$0.64	$1.50	$0.15

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 30, 2005	June 24, 2004
		(As restated, see Note 2)
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,379	$3,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,936	44,602
Provision for deferred income taxes	8,226	1,987
Loss on extinguishment of debt	—	23,087
Fair market value change in non-qualifying derivatives	(411)	(1,741)
Amortization of deferred loan costs	880	1,978
Amortization of long-term debt discount	—	534
Other	1,052	822
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(7,943)	(5,998)
Inventories	(11,569)	(1,869)
Prepaid expenses	(478)	(1,588)
Other noncurrent assets	(533)	432
Accounts payable	1,749	15,973
Other current liabilities and accrued expenses	12,908	(8,960)
Other noncurrent liabilities	(2,043)	(7,541)

Net cash provided by operating activities	81,153	64,889

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(742)	(1,084)
Additions to property and equipment	(46,524)	(26,092)
Proceeds from sale of land, building and equipment	7,949	5,475
Acquisitions of related businesses, net of cash acquired	(60,010)	(185,528)

Net cash used in investing activities	(99,327)	(207,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,056)	(2,026)
Principal repayments of long-term debt, including redemption premiums	(12,021)	(589,403)
Proceeds from issuance of long-term borrowings	—	675,000
Proceeds from issuance of lease finance obligations	2,051	97,107
Proceeds from issuance of common stock	23,750	—
Proceeds from exercise of stock options	3,880	3,324
Repayments of shareholder loans	—	150
Other financing costs	—	(11,349)

Net cash provided by financing activities	15,604	172,803

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,570)	30,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,478	$103,364

Cash paid during the period:
Interest	$36,215	$52,283

Income Taxes	$7,899	$276

Non-cash transactions:
Accrued purchases of property and equipment	$3,000	$2,296

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 30, 2005 and for the three and nine months ended June 30, 2005 and June 24, 2004 are unaudited. The condensed consolidated balance sheet at September 30, 2004 has been derived from the audited balance sheet as of such date, restated to give effect to the adjustment of certain of our sale-leaseback transactions. The condensed consolidated balance sheet at September 30, 2004 contained herein is unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, which will be filed with the Securities and Exchange Commission.

Our results of operations for the three and nine months ended June 30, 2005 and June 24, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues and profit margins during the summer months than during the winter months. As a result, we have historically achieved higher revenues and earnings in our third and fourth quarters.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2005 fiscal year ends on September 29, 2005 and is a 52 week year. Fiscal 2004 was a 53 week year.

The Pantry

As of June 30, 2005, we operated 1,386 convenience stores located in Florida (449), North Carolina (312), South Carolina (236), Georgia (127), Tennessee (103), Mississippi (53), Kentucky (33), Virginia (30), Alabama (24), Indiana (11), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except North Carolina and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,362 locations, 865 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, and Texaco®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 will be effective for our 2006 fiscal year beginning September 30, 2005. Based on our initial evaluation, the adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard will be effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found below under “—Stock-Based Compensation”. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

As permitted by SFAS No. 123R and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, we continue to account for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the condensed consolidated statements of operations, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated)		(As restated)
Net income (amounts in thousands):
As reported	$16,601	$13,202	$32,379	$3,171
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(279)	(103)	(722)	(267)

Pro forma	$16,322	$13,099	$31,657	$2,904

Basic earnings per share:
As reported	$0.77	$0.66	$1.56	$0.16
Pro forma	$0.76	$0.66	$1.52	$0.15
Diluted earnings per share:
As reported	$0.75	$0.64	$1.50	$0.15
Pro forma	$0.73	$0.63	$1.46	$0.14

The above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for the full year or future years.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim financial statements included in our Quarterly Reports filed on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by the company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions rather than sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the effects of the restatement on the condensed consolidated balance sheet as of September 30, 2004 is as follows (amounts in thousands):

	As of September 30, 2004
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet (Unaudited):
Property and equipment, net	$411,501	$170,741	$582,242
Total assets	1,062,140	170,741	1,232,881
Deferred income taxes	63,257	(2,325)	60,932
Current maturities of lease finance obligations	1,197	1,577	2,774
Lease finance obligations	14,582	175,858	190,440
Other noncurrent liabilities	35,096	(1,110)	33,986
Total other liabilities	147,986	172,423	320,409
Accumulated earnings	18,897	(3,259)	15,638
Total shareholders’ equity	152,186	(3,259)	148,927
Total liabilities and shareholders’ equity	1,062,140	170,741	1,232,881

Below are our condensed consolidated statement of operations and consolidated statement of cash flows stating both previously reported and restated amounts for the periods ended June 24, 2004 (amounts in thousands):

	Three Months Ended June 24, 2004			Nine Months Ended June 24, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations (Unaudited):
Operating, general, and administrative expenses	$109,252	$(4,761)	$104,491	$319,822	$(13,794)	$306,028
Depreciation and amortization	13,578	1,191	14,769	41,186	3,416	44,602
Total operating expenses	122,830	(3,570)	119,260	361,008	(10,378)	350,630
Income from operations	30,880	3,570	34,450	66,039	10,378	76,417
Interest expense	(9,128)	(4,338)	(13,466)	(36,435)	(12,586)	(49,021)
Total other expense	(8,646)	(4,338)	(12,984)	(58,673)	(12,586)	(71,259)
Income before income taxes	22,234	(768)	21,466	7,366	(2,208)	5,158
Income tax expense	(8,560)	296	(8,264)	(2,837)	850	(1,987)
Net income	13,674	(472)	13,202	4,529	(1,358)	3,171

	Nine Months Ended June 24, 2004
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows (Unaudited):
Net cash provided by operating activities	$63,871	$1,018	$64,889
Net cash used in investing activities	(110,120)	(97,109)	(207,229)
Net cash provided by financing activities	76,712	96,091	172,803
Net increase in cash and cash equivalents	30,463	—	30,463

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—ACQUISITION OF RELATED BUSINESS

On April 21, 2005, we completed the acquisition of D&D Oil Company, Inc., or D&D Oil, which operates 53 convenience stores operating under the Cowboys® banner. The purchase price was funded from available cash and approximately $23.8 million in proceeds from the partial settlement of a forward equity sale agreement we executed in October 2004, see Note 12—Forward Sale of Equity. We are leasing all of the stores under operating leases, primarily from the seller. Additionally, during fiscal 2005 we have acquired six stores in four separate transactions.

On June 16, 2005, we signed a definitive agreement to acquire 23 convenience stores in Virginia from Angus I. Hines, Inc., which have been operating under the Sentry Food Mart Banner. We anticipate this transaction closing during the fourth quarter of fiscal 2005.

The following are the purchase price allocations for the 59 stores acquired since the beginning of the fiscal year. These allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain third party valuations have been finalized and changes in these values could have a material impact on the purchase price allocation. Until this purchase price allocation is finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet. The allocations are based on the fair values on the date of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$5,608
Prepaid expenses and other current assets	58
Property and equipment	16,406
Other noncurrent assets	2,350

Total assets	24,422

Liabilities Assumed:
Other accrued liabilities	130
Deferred income taxes	774
Deferred revenue	881
Other liabilities	7,724

Total liabilities	9,509
Net tangible assets acquired, net of cash	14,913

Goodwill, including direct acquisition costs	45,097

Total consideration paid, including direct acquisition costs, net of cash acquired	$60,010

The following unaudited pro forma information presents a summary of our condensed consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine Months Ended
	June 30, 2005	June 24, 2004
Total revenues	$3,221,734	$2,691,702
Net income	33,491	4,712

Earnings per share:
Basic	$1.55	$0.23

Diluted	$1.51	$0.22

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The unaudited pro forma information set forth above is presented for informational purposes only. In management’s opinion, the unaudited pro forma information set forth above is not necessarily indicative of actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal 2004 or fiscal 2005, or of future operations of the Company.

NOTE 4—GOODWILL AND OTHER INTANGIBLES

We account for goodwill and other intangibles under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and as a result, our goodwill asset is reviewed at least annually for impairment. Other intangible assets which have finite useful lives will continue to be amortized over their useful lives. We have determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

The changes in the balance of goodwill for the nine months ended June 30, 2005 consisted of the following (amounts in thousands):

Beginning balance (September 30, 2004)	$341,652
Goodwill acquired during the year	45,097

Ending balance (June 30, 2005)	$386,749

The goodwill acquired during the year relates primarily to the acquisition of D&D Oil and the additional six stores acquired in four separate transactions.

Other intangible assets consist of noncompete agreements and a trademark. For each of the dates presented, noncompete agreements consisted of the following (amounts in thousands):

	June 30, 2005	September 30, 2004
Gross carrying value	$10,208	$7,959
Less—accumulated amortization	(1,971)	(1,766)

Noncompete agreements, net	$8,237	$6,193

Amortization expense related to noncompete agreements was $124 thousand and $97 thousand for the three months ended June 30, 2005 and June 24, 2004, respectively, and $305 thousand and $335 thousand for the nine months ended June 30, 2005 and June 24, 2004, respectively. The weighted average amortization period of all noncompete agreements is 27.3 years. Estimated amortization expense for each of the five fiscal years following September 30, 2004 and thereafter is: $145 thousand for the remainder of fiscal 2005; $555 thousand in fiscal 2006; $456 thousand in fiscal 2007; $404 thousand in fiscal 2008; $331 thousand in fiscal 2009 and a total of $6.3 million thereafter. Other intangible assets are classified in other noncurrent assets in the accompanying condensed consolidated balance sheets.

NOTE 5—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of June 30, 2005, we were contingently liable for outstanding letters of credit in the amount of approximately $41.7 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We are party to various legal actions arising in the ordinary course of business. We believe these other actions are routine and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, or prospects.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 30, 2005, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance, and a letter of credit. The trust funds generally require us to pay deductibles ranging from $0 to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought.

Environmental reserves of $15.3 million and $14.1 million as of June 30, 2005 and September 30, 2004, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 266 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $14.0 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.3 million for remediation, tank removal and litigation. Also, as of June 30, 2005 and September 30, 2004 there were an additional 484 and 503 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 30, 2005, anticipated reimbursements of $16.1 million are recorded as long-term environmental receivables and $895 thousand are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

Several of the locations identified as contaminated are being remediated by third parties who have indemnified us as to responsibility for clean up matters. Additionally, we are awaiting closure notices on several other locations which will release The Pantry from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2005	September 30, 2004
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	305,000	317,000
Other notes payable; various interest rates and maturity dates	18	39

Total long-term debt	555,018	567,039
Less—current maturities	(16,018)	(16,029)

Long-term debt, net of current maturities	$539,000	$551,010

Our senior credit facility consists of a term loan with an outstanding balance of $305.0 million and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.25%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries. As of June 30, 2005, there were no outstanding borrowings under the revolving credit facility and we had approximately $41.7 million of standby letters of credit issued under the facility. As a result, we had approximately $28.3 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of June 30, 2005, the effective LIBOR rate was 3.33%.

The remaining annual maturities of our long-term debt as of June 30, 2005 are as follows (amounts in thousands):

Year Ended September:
2005	$8
2006	16,010
2007	16,000
2008	16,000
2009	16,000
Thereafter	491,000

Total long-term debt	$555,018

As of June 30, 2005, we were not in compliance with all covenants and restrictions relating to all outstanding borrowings. As a result of the restatement described in Note 2—Restatement of Previously Issued

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial Statements, we recorded a lease finance obligation in excess of the amount allowed under our covenants. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease financing obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 7—LEASE FINANCE OBLIGATIONS (INCLUDING CAPITAL LEASES)

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at June 30, 2005 and September 30, 2004 are summarized as follows (amounts in thousands):

	June 30, 2005	September 30, 2004
		(As restated)
Land	$80,241	$80,241
Buildings	119,858	118,542
Equipment	5,004	5,004
Accumulated Depreciation	(25,388)	(20,722)

	$179,715	$183,065

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of June 30, 2005 (amounts in thousands):

Fiscal year	Lease Finance Obligations	Operating Leases
2005	$5,687	$12,993
2006	22,588	50,904
2007	22,603	48,359
2008	22,429	46,184
2009	22,363	42,931
Later years	278,764	248,667

Total minimum lease payments	$374,434	$450,038

Amount representing interest (8% to 20%)	181,225

Present value of minimum lease payments	193,209
Less—current maturities	2,902

	$190,307

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting was $(9) thousand and $577 thousand for the third quarter of fiscal 2005 and fiscal 2004, respectively, and $411 thousand and $1.7 million for the nine months ended June 30, 2005 and June 24, 2004, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 30, 2005, other noncurrent liabilities include derivative liabilities of $591 thousand and prepaid expenses and other current assets include derivative assets of $1.6 million. At September 30, 2004, other noncurrent liabilities included derivative liabilities of approximately $700 thousand and other noncurrent assets included derivative assets of approximately $600 thousand. Cash flow hedges which were effective on June 30, 2005 represent interest rate swaps with a notional amount of $202.0 million, a weighted average pay rate of 2.72% and have various settlement dates, the latest of which is April 2006. Additionally, we are party to cash flow hedges which will become effective April 2006 with a notional amount of $130.0 million, a weighted average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 9—COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated)		(As restated)
Net income	$16,601	$13,202	$32,379	$3,171
Other comprehensive income:
Net unrealized (losses) gains on qualifying cash flow hedges (net of deferred income taxes of $(946), $1,557, $273 and $778, respectively)	(1,494)	2,486	434	1,243

Comprehensive income	$15,107	$15,688	$32,813	$4,414

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
Unrealized (losses) gains on qualifying cash flow hedges	$(1,580)	$2,992	$626	$2,154
Less: Reclassification adjustment for income (expenses) included in net income	86	(506)	(192)	(911)

Net unrealized (losses) gains on qualifying cash flow hedges	$(1,494)	$2,486	$434	$1,243

Accumulated other comprehensive income, net of related income taxes, is composed of unrealized gains on qualifying cash flow hedges of $640 thousand and $206 thousand as of June 30, 2005 and September 30, 2004, respectively.

NOTE 10—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated)		(As restated)
Interest on long-term debt	$8,909	$8,066	$25,809	$31,661
Interest on lease finance obligations	4,922	4,892	14,772	14,244
Interest rate swap settlements	(140)	823	313	2,864
Fair market value change in non-qualifying derivatives	9	(577)	(411)	(1,741)
Amortization of deferred financing costs	279	249	880	1,978
Miscellaneous	4	13	41	15

Subtotal: Interest expense	$13,983	$13,466	$41,404	$49,021
Loss on extinguishment of debt	—	—	—	23,087

Total interest expense and loss on extinguishment of debt	$13,983	$13,466	$41,404	$72,108

The loss on extinguishment of debt relates to the redemption of our $200 million 10.25% senior subordinated notes and the refinancing of our senior credit facility. The loss includes the write-off of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated)		(As restated)
Net income	$16,601	$13,202	$32,379	$3,171
Earnings per share—basic:
Weighted average shares outstanding	21,598	19,985	20,769	19,397

Earnings per share—basic	$0.77	$0.66	$1.56	$0.16

Earnings per share—diluted:
Weighted average shares outstanding	21,598	19,985	20,769	19,397
Dilutive impact of options and warrants outstanding	666	724	884	1,203

Weighted average shares and potential dilutive shares outstanding	22,264	20,709	21,653	20,600

Earnings per share—diluted	$0.75	$0.64	$1.50	$0.15

There were no options or warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2005. Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 25 thousand for the three and nine months ended June 24, 2004.

NOTE 12—FORWARD SALE OF EQUITY

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

On April 20, 2005, we partially settled the forward sale agreement by issuing and delivering 1,078,697 shares of our common stock, par value $.01 per share. In connection with the partial settlement, we received $23.8 million in proceeds. The remaining 421,303 shares subject to the forward sale agreement may be issued

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and delivered by us in settlement of the forward sale agreement by means of physical stock, cash, or net settlement and must be settled no later than twelve months following the effective date of the forward sale agreement. If we elect to physically settle the remaining shares we expect to receive aggregate proceeds of approximately $9.2 million. The forward sale agreement provides that the initial forward sale price will be subject to increase based on a floating interest factor equal to the Federal Funds Rate, less a spread of 1.0%. However, because the spread may be greater than the Federal Funds Rate for at least part of the term of the forward sale agreement, the actual forward sale price received at settlement may be less than the initial forward sale price. In no event are we required to deliver more than the remaining 421,303 shares under the forward sale agreement.

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

Under limited circumstances related to a default or certain other extraordinary or otherwise unanticipated events, Merrill Lynch International also will have the ability to require us to settle the forward sale prior to the maturity date.

NOTE 13—SUBSEQUENT EVENTS

On August 2, 2005, we signed a definitive agreement to acquire 13 convenience stores in Alabama from Chatham Oil Company, which have been operating under the Speedmart Food Stores banner.

On August 5, 2005, we entered into an amendment to the loan agreement under our senior credit facility that, among other things:

•	eliminates any dollar limitation on additional indebtedness and capital lease obligations so long as borrowings are incurred to finance acquisitions, certain capital expenditures and related fees and expenses;

•	increases by 50 basis-points the loan agreement’s existing leverage ratio requirements that are based on debt/EBITDA (as such terms are defined in the loan agreement); and

•	increases the limitation on net capital expenditures from 30 percent to 35 percent of EBITDA (as such term is defined in the loan agreement).

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the amendment, we also received from our lenders a waiver of certain defaults in the loan agreement caused by the restatement of our previously issued financial statements discussed herein.

NOTE 14—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc., and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility and our senior subordinated notes. The guarantees are joint and several and full and unconditional. The Guarantor Subsidiaries and D&D Oil comprise all direct and indirect subsidiaries of the Company. We expect that D&D Oil will be made a Guarantor Subsidiary by mid-September. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
ash and cash equivalents	$105,478	$—	$—	$105,478
Receivables, net	47,241	—	—	47,241
Inventories	112,405	—	—	112,405
Prepaid expenses and other current assets	15,602	2	—	15,604
Property held for sale	5,806	—	—	5,806
Deferred income taxes	7,446	—	—	7,446

Total current assets	293,978	2	—	293,980

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	592,929	—	—	592,929

Other assets:
Goodwill	386,749	—	—	386,749
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	37,051	57	—	37,108

Total other assets	400,323	43,929	(20,395)	423,857

Total assets	$1,327,953	$43,931	$(61,118)	$1,310,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,018	$—	$—	$16,018
Current maturities of lease finance obligations	2,902	—	—	2,902
Accounts payable	122,900	—	—	122,900
Accrued interest	7,465	—	—	7,465
Accrued compensation and related taxes	15,435	—	—	15,435
Income and other accrued taxes	23,308	—	—	23,308
Accrued insurance	21,037	—	—	21,037
Other accrued liabilities	15,363	—	(65)	15,298

Total current liabilities	224,428	—	(65)	224,363

Other liabilities:
Long-term debt	539,000	—	—	539,000
Deferred income taxes	66,666	—	—	66,666
Deferred revenue	32,776	—	—	32,776
Lease finance obligations	190,307	—	—	190,307
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	44,770	2	—	44,772

Total other liabilities	890,643	3,210	(20,332)	873,521

Shareholders’ equity:
Common stock	219	523	(523)	219
Additional paid-in-capital	164,006	40,551	(40,551)	164,006
Accumulated other comprehensive income, net	640	—	—	640
Retained earnings	48,017	(353)	353	48,017

Total shareholders’ equity	212,882	40,721	(40,721)	212,882

Total liabilities and shareholders’ equity	$1,327,953	$43,931	$(61,118)	$1,310,766

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
	(As restated)	(As restated)	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses and other current assets	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	582,242	—	—	582,242

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,250,068	$43,931	$(61,118)	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of lease finance obligations	2,774	—	—	2,774
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	212,600	—	(65)	212,535

Other liabilities:
Long-term debt	551,010	—	—	551,010
Deferred income taxes	60,932	—	—	60,932
Deferred revenue	35,051	—	—	35,051
Lease finance obligations	190,440	—	—	190,440
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	33,984	2	—	33,986

Total other liabilities	888,541	3,210	(20,332)	871,419

Shareholders’ equity:
Common stock	204	523	(523)	204
Additional paid-in-capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income, net	206	—	—	206
Retained earnings	15,638	(353)	353	15,638

Total shareholders’ equity	148,927	40,721	(40,721)	148,927

Total liabilities and shareholders’ equity	$1,250,068	$43,931	$(61,118)	$1,232,881

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Total	Total
Revenues:
Merchandise	$324,041	$—	$—	$324,041
Gasoline	842,415	—	—	842,415

Total revenues	1,166,456	—	—	1,166,456

Cost of sales:
Merchandise	205,467	—	—	205,467
Gasoline	793,968	—	—	793,968

Total cost of sales	999,435	—	—	999,435

Gross profit	167,021	—	—	167,021
Operating expenses:
Operating, general and administrative expenses	110,669	—	—	110,669
Depreciation and amortization	15,933	—	—	15,933

Total operating expenses.	126,602	—	—	126,602

Income from operations	40,419	—	—	40,419

Other income (expense):
Interest expense	(13,983)	—	—	(13,983)
Miscellaneous	683	—	—	683

Total other expense	(13,300)	—	—	(13,300)

Income before income taxes	27,119	—	—	27,119
Income tax expense	(10,518)	—	—	(10,518)

Net Income	$16,601	$—	$—	$16,601

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries		Eliminations		Total
	(As restated)	(As restated)		(As restated)		(As restated)
Revenues:
Merchandise	$302,879	$		$		$302,879
Gasoline	625,448		—		—	625,448

Total revenues	928,327		—		—	928,327

Cost of sales:
Merchandise	193,624		—		—	193,624
Gasoline	580,993		—		—	580,993

Total cost of sales	774,617		—		—	774,617

Gross profit	153,710		—		—	153,710
Operating expenses:
Operating, general and administrative expenses	104,491		—		—	104,491
Depreciation and amortization	14,769		—		—	14,769

Total operating expenses	119,260		—		—	119,260

Income from operations	34,450		—		—	34,450

Other income (expense):
Interest expense	(13,466)		—		—	(13,466)
Miscellaneous	482		—		—	482

Total other expense	(12,984)		—		—	(12,984)

Income before income taxes	21,466		—		—	21,466
Income tax expense	(8,264)		—		—	(8,264)

Net Income	$13,202	$		$		$13,202

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$895,397	$—	$—	$895,397
Gasoline	2,158,362	—	—	2,158,362

Total revenues	3,053,759	—	—	3,053,759

Cost of sales:
Merchandise	566,999	—	—	566,999
Gasoline	2,025,908	—	—	2,025,908

Total cost of sales	2,592,907	—	—	2,592,907

Gross profit	460,852	—	—	460,852
Operating expenses:
Operating, general and administrative expenses	321,525	—	—	321,525
Depreciation and amortization	46,936	—	—	46,936

Total operating expenses	368,461	—	—	368,461

Income from operations	92,391	—	—	92,391

Other income (expense):
Interest expense	(41,404)	—	—	(41,404)
Miscellaneous	1,788	—	—	1,788

Total other expense	(39,616)	—	—	(39,616)

Income before income taxes	52,775	—	—	52,775
Income tax expense	(20,396)	—	—	(20,396)

Net Income	$32,379	$—	$—	$32,379

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Nine Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Merchandise	$843,101	$—	$—	$843,101
Gasoline	1,616,020	—	—	1,616,020

Total revenues	2,459,121	—	—	2,459,121

Cost of sales:
Merchandise	535,186	—	—	535,186
Gasoline	1,496,888	—	—	1,496,888

Total cost of sales	2,032,074	—	—	2,032,074

Gross profit	427,047	—	—	427,047
Operating expenses:
Operating, general and administrative expenses	306,028	—	—	306,028
Depreciation and amortization	44,602	—	—	44,602

Total operating expenses	350,630	—	—	350,630

Income from operations	76,417	—	—	76,417

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(49,021)	—	—	(49,021)
Miscellaneous	849	—	—	849

Total other expense	(71,259)	—	—	(71,259)

Income before income taxes	5,158	—	—	5,158
Income tax expense	(1,987)	—	—	(1,987)

Net Income	$3,171	$—	$—	$3,171

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Nine Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,379	$—	$—	$32,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,936	—	—	46,936
Provision for deferred income taxes	8,226	—	—	8,226
Fair market value change in non-qualifying derivatives	(411)	—	—	(411)
Amortization of deferred loan costs	880	—	—	880
Other	1,052	—	—	1,052
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(7,943)	—	—	(7,943)
Inventories	(11,569)	—	—	(11,569)
Prepaid expenses	(478)	—	—	(478)
Other noncurrent assets	(533)	—	—	(533)
Accounts payable	1,749	—	—	1,749
Other current liabilities and accrued expenses	12,908	—	—	12,908
Other noncurrent liabilities	(2,043)	—	—	(2,043)

Net cash provided by operating activities	81,153	—	—	81,153

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(742)	—	—	(742)
Additions to property and equipment	(46,524)	—	—	(46,524)
Proceeds from sale of land, building and equipment	7,949	—	—	7,949
Acquisitions of related businesses, net of cash acquired	(60,010)	—	—	(60,010)

Net cash used in investing activities	(99,327)	—	—	(99,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,056)	—	—	(2,056)
Principal repayments of long-term debt, including redemption premiums	(12,021)	—	—	(12,021)
Proceeds from issuance of lease finance obligations	2,051	—	—	2,051
Proceeds from issuance of common stock	23,750	—	—	23,750
Proceeds from exercise of stock options	3,880	—	—	3,880

Net cash provided by financing activities	15,604	—	—	15,604

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,570)	—	—	(2,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,478	$—	$—	$105,478

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Nine Months Ended June 24, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
	(As restated)	(As restated)	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,171	$—	$—	$3,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,602	—	—	44,602
Provision for deferred income taxes	1,987	—	—	1,987
Loss on extinguishment of debt	23,087	—	—	23,087
Fair market value change in non-qualifying derivatives	(1,741)	—	—	(1,741)
Amortization of deferred loan costs	1,978	—	—	1,978
Amortization of long-term debt discount	534	—	—	534
Other	822	—	—	822
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(5,998)	—	—	(5,998)
Inventories	(1,869)	—	—	(1,869)
Prepaid expenses	(1,588)	—	—	(1,588)
Other noncurrent assets	432	—	—	432
Accounts payable	15,973	—	—	15,973
Other current liabilities and accrued expenses	(8,960)	—	—	(8,960)
Other noncurrent liabilities	(7,541)	—	—	(7,541)

Net cash provided by operating activities	64,889	—	—	64,889

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property held for sale	(1,084)	—	—	(1,084)
Additions to property and equipment	(26,092)	—	—	(26,092)
Proceeds from sale of land, building and equipment	5,475	—	—	5,475
Acquisitions of related businesses, net of cash acquired	(185,528)	—	—	(185,528)

Net cash used in investing activities	(207,229)	—	—	(207,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,026)	—	—	(2,026)
Principal repayments of long-term debt, including redemption premiums	(589,403)	—	—	(589,403)
Proceeds from issuance of long-term borrowings	675,000	—	—	675,000
Proceeds from issuance of lease finance obligations	97,107	—	—	97,107
Proceeds from exercise of stock options	3,324	—	—	3,324
Repayment of shareholder loans	150	—	—	150
Other financing costs	(11,349)	—	—	(11,349)

Net cash provided by financing activities	172,803	—	—	172,803

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,463	—	—	30,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,364	$—	$—	$103,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004 (fiscal 2000 – 2004), and our unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by the company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions rather than sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. The primary effects of the restatement are discussed in Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2—Restatement of Previously Issued Financial Statements. The following discussion and analysis gives effect to the restatement.

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report.

This report, including without limitation, statements under our discussion and analysis of financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe”, “plan”, “expect”, “anticipate”, “intend”, “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, anticipated gasoline suppliers and percentages of our requirements to be supplied by particular companies, anticipated store banners and percentages of our stores that we believe will operate under particular banners, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements and anticipated impact of the restatement of our previously issued financial statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions, including South America and the Middle East;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Our ability to finance future transactions in light of the restatement of our previously issued financial statements described herein;

•	Whether the preliminary financial impact of the restatement will be different than expected when finalized and reported;

•	Whether we will be able to file amended periodic reports for the year ended September 30, 2004, and the quarterly periods ended December 30, 2004 and March 31, 2005 to reflect the restatement within the cure period provided under our senior subordinated notes;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 9, 2005. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,386 stores in eleven states as of June 30, 2005. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue acquisitions.

We had favorable results for our third quarter of fiscal 2005 with net income of $16.6 million compared to a net income of $13.2 million in the third quarter of fiscal 2004. During the quarter, our comparable store merchandise revenue increased 4.1% and comparable store gasoline gallons increased 5.6%. We achieved these results despite a volatile wholesale gasoline environment in which wholesale crude costs peaked at approximately $60 per barrel in June 2005 from a low of approximately $47 per barrel in May 2005. We continue to remain focused on several key initiatives, including the following:

Acquisition strategy—We believe there are significant acquisition opportunities to strengthen our position in existing markets and expand into other markets. We believe our advantageous supply agreements and operating expertise make acquisitions an attractive way to grow our business. On April 21, 2005, we completed the acquisition of D&D Oil, which operated 53 convenience stores under the Cowboys® banner in Alabama (23), Georgia (29) and Mississippi (1). We believe that the Cowboys® locations complement our existing store base and provide an entrance into the state of Alabama. Additionally, we have announced acquisitions of 23 stores in Virginia and 13 stores in Alabama, which are expected to close in the fourth quarter of fiscal 2005. We plan to continue to selectively review acquisition opportunities to build on our market position. Since 1996, we have successfully completed more than 40 acquisitions, growing our store base from 379 to almost 1,400 stores.

Re-imaging and re-branding initiative—During the third quarter of fiscal 2005, we completed the gasoline brand conversion or image upgrades at an additional 126 stores, bringing the total as of June 30, 2005 to 992 locations. Almost all of these stores have also been converted to Kangaroo ExpressSM branding for their merchandise operations. We believe this combined initiative allows us to leverage the cost of a complete facelift to most of our facilities, provides us with increased brand identity, and helps us in our efforts to optimize our gasoline gallon growth and gross profit dollars.

Merchandise programs—During the third quarter of fiscal 2005, we continued to enhance our merchandise mix to maximize sales and profitability and upgraded our food service offerings across our store base. Our quick service restaurant revenue increased approximately 14% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and we opened our first Quizno’s Sub® location in March 2005 with additional Quiznos Sub® and other formats of quick service restaurant openings planned over the remainder of fiscal 2005. Historically, quick service restaurant revenues have averaged approximately 4% of our merchandise revenue.

Market and Industry Trends

During the third quarter of fiscal 2005, we experienced a volatile wholesale gasoline cost environment as domestic crude oil prices rose from a low of approximately $47 per barrel in May 2005 to a high of approximately $60 per barrel in June 2005. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so, and the timing of the related increase in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged more than 12 cents per gallon on an annual basis.

Increases in wholesale cigarette costs during 2005, as well as national and local campaigns to discourage smoking in the United States, have had an adverse effect on unit demand for cigarettes domestically. We have attempted to pass along cigarette cost increases to our customers and have not generally experienced deterioration in cigarette gross margin or in average cartons sold per store week.

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of income as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
		(As restated)		(As restated)
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	72.2%	67.4%	70.7%	65.7%
Merchandise revenue	27.8%	32.6%	29.3%	34.3%
Cost of sales	85.7%	83.4%	84.9%	82.6%

Gross profit	14.3%	16.6%	15.1%	17.4%
Gasoline gross profit	4.1%	4.8%	4.3%	4.9%
Merchandise gross profit	10.2%	11.8%	10.8%	12.5%
Operating, general and administrative expenses	9.5%	11.3%	10.5%	12.5%
Depreciation and amortization	1.4%	1.6%	1.6%	1.8%

Income from operations	3.4%	3.7%	3.0%	3.1%
Loss on extinguishment of debt	—	—	—	(0.9)%
Interest and miscellaneous expense	(1.1)%	(1.4)%	(1.3)%	(2.0)%

Income before income taxes	2.3%	2.3%	1.7%	0.2%
Income tax expense	(0.9)%	(0.9)%	(0.6)%	(0.1)%

Net income	1.4%	1.4%	1.1%	0.1%

The table below provides a summary of our selected financial data for our three and nine months ended June 30, 2005 and June 24, 2004.

	Three Months Ended		Nine Months Ended
	June 30, 2005	June 24, 2004	June 30, 2005	June 24, 2004
Merchandise margin	36.6%	36.1%	36.7%	36.5%
Gasoline gallons (millions)	395.0	342.8	1,081.8	990.2
Gasoline margin per gallon	$0.1226	$0.1297	$0.1224	$0.1203
Gasoline retail per gallon	$2.13	$1.82	$2.00	$1.63

Comparable store data:
Merchandise sales %	4.1%	3.9%	5.5%	3.3%
Gasoline gallons %	5.6%	0.2%	5.5%	1.6%

Number of stores:
End of period	1,386	1,367	1,386	1,367
Weighted-average store count	1,377	1,371	1,360	1,370

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 24, 2004

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2005 was $324.0 million compared to $302.9 million during the third quarter of fiscal 2004, an increase of $21.2 million, or 7.0%. The increase is primarily attributable to a 4.1%, or $12.2 million, increase in comparable store merchandise revenue compared to the third quarter of fiscal 2004 and a $12.0 million increase in revenue from stores acquired in the third quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $5.0 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the third quarter of fiscal 2005 was $842.4 million compared to $625.4 million during the third quarter of fiscal 2004, an increase of $217.0 million, or 34.7%. The increase in gasoline revenue is primarily attributable to an increase in comparable store gallons sold of 18.9 million, or 5.6%, the 31 cent per gallon increase in the average gasoline retail price per gallon, and 34.4 million gallons sold from stores acquired in the third quarter of fiscal 2005. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the third quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $6.4 million.

In the third quarter of fiscal 2005, gasoline gallons sold were 395.0 million compared to 342.8 million during the third quarter of fiscal 2004, an increase of 52.2 million gallons, or 15.2%. The increase is primarily attributable to the comparable store and acquisition related gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 3.5 million gallons. We believe that the comparable store volume increases were driven by our re-branding and re-imaging initiatives as well as general economic strength in Florida and throughout the Southeast.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $118.6 million for the third quarter of fiscal 2005 compared to $109.3 million for the third quarter of fiscal 2004, an increase of $9.3 million, or 8.5%. This increase is primarily attributable to the increased merchandise revenue discussed above as well as a 50 basis point increase in our merchandise margin. We believe that the increase in merchandise margin is primarily attributable to our improvements in merchandise mix as a result of increased private label and food service offerings as well as continued leveraging of our purchasing volumes.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $48.4 million for the third quarter of fiscal 2005 compared to $44.5 million for the third quarter of fiscal 2004, an increase of $4.0 million, or 9.0%. The increase is primarily attributable to the gasoline gallon volume increase discussed above. These increases were partially offset by a decline in our gross profit per gallon to 12.3 cents for the third quarter of fiscal 2005 from 13.0 cents in the third quarter of fiscal 2004. During the third quarter of fiscal 2005, our gasoline gross profit per gallon was impacted by increasing wholesale gasoline costs and the timing of related gasoline retail price increases. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled 3.5 cents per gallon and 3.2 cents per gallon for the three months ended June 30, 2005 and June 24, 2004, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 17% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2005 totaled $110.7 million compared to $104.5 million for the third quarter of fiscal 2004, an increase of $6.2 million, or 5.9%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 9.5% in the third quarter of fiscal 2005, and adjusted for the impact of gasoline inflation were 10.1% in the third quarter of fiscal 2004.

Income from Operations.    Income from operations totaled $40.4 million for the third quarter of fiscal 2005 compared to $34.5 million for the third quarter of fiscal 2004, an increase of $5.9 million, or 17.3%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA.    EBITDA is defined by us as net income before interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for the third quarter of fiscal 2005 totaled $57.0 million compared to EBITDA of $49.7 million during the third quarter of fiscal 2004, an increase of $7.3 million, or 14.8%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	June 30, 2005	June 24, 2004
		(As restated)
EBITDA	$57,035	$49,701
Interest expense	(13,983)	(13,466)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization and provision for deferred income taxes)	784	(709)
Changes in operating assets and liabilities, net:
Assets	(14,080)	(3,614)
Liabilities	23,747	24,912

Net cash provided by operating activities	$53,503	$56,824
Net cash used in investing activities	$(74,138)	$(6,763)
Net cash provided by financing activities	$21,336	$2,312

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility, senior subordinated notes, and lease finance obligations. Interest expense for the third quarter of fiscal 2005 was $14.0 million compared to $13.5 million for the third quarter of fiscal 2004.

Net Income.    Net income for the third quarter of fiscal 2005 was $16.6 million compared to net income of $13.2 million for the third quarter of fiscal 2004. The increase is primarily attributable to increased income from operations discussed above.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 24, 2004

Merchandise Revenue.    Merchandise revenue for the first nine months of fiscal 2005 was $895.4 million compared to $843.1 million for the first nine months of fiscal 2004, an increase of $52.3 million, or 6.2%. The increase is primarily attributable to a 5.5%, or $40.8 million, increase in comparable store merchandise revenue compared to the first nine months of fiscal 2004, $8.2 million in increased merchandise revenue from stores acquired in the Golden Gallon® acquisition (in the first quarter of fiscal 2004), and $12.0 million in merchandise revenue from stores acquired in the third quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $12.6 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first nine months of fiscal 2005 was $2.2 billion compared to $1.6 billion during the first nine months of fiscal 2004, an increase of $542.3 million, or 33.6%. The increase in gasoline revenue is primarily attributable to the 37 cent per gallon increase in the average gasoline retail price per gallon, an increase in comparable store gallons of 46.6 million, or 5.5%, 34.4 million gallons from stores acquired in the third quarter of fiscal 2005, and an increase in gasoline gallons of 16.9 million from stores acquired in the Golden Gallon® acquisition (in the first quarter of fiscal 2004). The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $16.2 million.

For the first nine months of fiscal 2005, gasoline gallons sold were 1.1 billion compared to 990.2 million during the first nine months of fiscal 2004, an increase of 91.6 million gallons, or 9.3%. The increase is primarily attributable to the volume increases described above, partially offset by lost gallon volume from closed stores of approximately 10.7 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $328.4 million for the first nine months of fiscal 2005 compared to $307.9 million for the first nine months of fiscal 2004, an increase of $20.5 million, or 6.7%. This increase is primarily attributable to the increased merchandise revenue discussed above. Merchandise margin increased to 36.7% for the first nine months of fiscal 2005 from the 36.5% reported for the first nine months of fiscal 2004.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $132.5 million for the first nine months of fiscal 2005 compared to $119.1 million for the first nine months of fiscal 2004, an increase of $13.3 million, or 11.2%. The increase is primarily attributable to the gasoline gallon increase discussed above as well as an increase in our gasoline gross profit per gallon to 12.2 cents for the first nine months of fiscal 2005 compared to 12.0 cents for the first nine months of fiscal 2004. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled 3.4 cents per gallon and 2.8 cents per gallon for the nine months ended June 30, 2005 and June 24, 2004, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 23% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first nine months of fiscal 2005 totaled $321.5 million compared to $306.0 million for the first nine months of fiscal 2004, an increase of $15.5 million, or 5.1%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 10.5% in the first nine months of fiscal 2005, and adjusted for the impact of gasoline inflation were 10.8% in the comparable period in fiscal 2004.

Income from Operations.    Income from operations totaled $92.4 million for the first nine months of fiscal 2005 compared to $76.4 million for the first nine months of fiscal 2004, an increase of $16.0 million, or 20.9%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA.    EBITDA for the first nine months of fiscal 2005 totaled $141.1 million compared to EBITDA of $121.9 million for the first nine months of fiscal 2004, an increase of $19.2 million, or 15.8%. The increase is attributable to the increase in income from operations discussed above.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Nine Months Ended
	June 30, 2005	June 24, 2004
		(As restated)
EBITDA	$141,115	$121,868
Interest expense and loss on extinguishment of debt	(41,404)	(72,108)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and loss on extinguishment of debt)	1,521	24,680
Changes in operating assets and liabilities, net:
Assets	(20,523)	(9,023)
Liabilities	444	(528)

Net cash provided by operating activities	$81,153	$64,889
Net cash used in investing activities	$(99,327)	$(207,229)
Net cash provided by financing activities	$15,604	$172,803

Loss on Extinguishment of Debt.    As a result of the retirement of our 10.25% subordinated notes and the refinancing of our senior credit facility during fiscal 2004, we incurred $23.1 million in debt extinguishment costs that have been included as a component of interest expense. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of unamortized original issue discount and call premiums of approximately $7.8 million.

Interest Expense.    Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first nine months of fiscal 2005 was $41.4 million compared to $49.0 million for the first nine months of fiscal 2004. The decrease of $7.6 million is primarily the result of the benefits of our refinancing which was completed in March 2004, which reduced our effective borrowing rate by approximately 250 basis points. Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points. Included in interest expense in the first nine months of fiscal 2004 was approximately $1.7 million in duplicative interest on our senior subordinated notes during the 30-day call period.

Net Income.    Net Income for the first nine months of fiscal 2005 was $32.4 million compared to a net income of $3.2 million for the first nine months of fiscal 2004. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease financing, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $81.2 million for the first nine months of fiscal 2005 compared to $64.9 million for the first nine months of fiscal 2004. The increase in cash flow from operations is primarily attributable to the $16.0 million increase in income from operations and a $16.1 million decline in cash paid for interest. The decline in cash paid for interest is primarily a result of the reduction of our effective borrowing rate subsequent to our debt refinancings in February and March 2004 and a change in the timing of the semiannual interest payment on our senior subordinated notes, also a result of the refinancing. These increases were offset by a $7.6 million increase in cash paid for income taxes and other changes in working capital. We had $105.5 million of cash and cash equivalents on hand at June 30, 2005.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first nine months of fiscal 2005 were $47.3 million. Our capital expenditures are primarily expenditures for store re-imaging and improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease financing and asset dispositions and vendor reimbursements.

In the first nine months of fiscal 2005, we received approximately $12.5 million in proceeds, including asset dispositions ($7.9 million), vendor reimbursements ($2.5 million), and lease financing transactions ($2.1 million). As a result, our net capital expenditures, excluding all acquisitions, for the first nine months of fiscal 2005 were $34.8 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities.    For the first nine months of fiscal 2005, net cash provided by financing activities was $15.6 million and related primarily to proceeds from the issuance of common stock, partially offset by scheduled principal payments on our senior credit facility. At June 30, 2005, our long-term debt consisted primarily of $305.0 million in loans under our senior credit facility and $250.0 million on our 7.75% senior subordinated notes.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March, 2011 and a $70.0 million revolving credit facility, which expires in March, 2010. As of June 30, 2005, our outstanding term loan balance was $305.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $41.7 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of June 30, 2005, we had no borrowings outstanding under the revolving credit facility, we had approximately $28.3 million in available borrowing capacity and $41.7 million of standby letters of credit were issued under the facility.

On August 5, 2005, we entered into an amendment to the loan agreement under our senior credit facility that, among other things:

•	eliminates any dollar limitation on additional indebtedness and capital lease obligations so long as borrowings are incurred to finance acquisitions, certain capital expenditures and related fees and expenses;

•	increases by 50 basis-points the loan agreement’s existing leverage ratio requirements that are based on debt/EBITDA (as such terms are defined in the loan agreement); and

•	increases the limitation on net capital expenditures from 30 percent to 35 percent of EBITDA (as such term is defined in the loan agreement).

In connection with the amendment, we also received from our lenders a waiver of certain defaults in the loan agreement caused by the restatement of our previously issued financial statements discussed herein.

Senior Subordinated Notes.    On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Shareholders’ Equity.    As of June 30, 2005, our shareholders’ equity totaled $212.9 million. The $64.0 million increase from September 30, 2004 is primarily attributable to the net income for the period of $32.4 million and a $23.8 million increase in additional paid in capital as a result of the partial settlement of our forward equity contract. The remaining increase is primarily the result of option exercises, including related income tax benefits.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 will be effective for our 2006 fiscal year beginning September 30, 2005. Based on our initial evaluation, the adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard will be effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found below under “—Stock-Based Compensation”. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 138 convenience stores operating under the Golden Gallon® banner on October 16, 2003. From April 1997 through June 2005, we acquired 1,363 convenience stores in 22 major and numerous smaller transactions. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

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

Our substantial indebtedness and lease finance obligations could adversely affect our financial health.

We have a significant amount of indebtedness. As of June 30, 2005, we had consolidated debt, including lease finance obligations, of approximately $748.2 million. As of June 30, 2005 our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $28.3 million, with availability to issue letters of credit up to $50.0 million. We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

Our ability to make payments on our indebtedness and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, funds available from our revolving credit facility, and funds available under the forward sale agreement (see Item 1.—Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12—Forward Sale of Equity), will be adequate to meet our future liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

On July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (fiscal 2000 – 2004), and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the recording of certain sale-leaseback transactions entered into by our company. The restatement is the result of our determination, in consultation with our independent registered public accountants, that such transactions must be accounted for as financing transactions rather than sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. As a result, approximately $178 million in additional debt has been recorded as of June 30, 2005, with a proportionate increase in assets. While we have remained in compliance with all of the financial ratio covenants of the loan agreement under our senior credit facility, the increase in debt put our company in default because of provisions that limit our ability to incur additional indebtedness. On August 5, 2005, we obtained a waiver of default and amendment to our loan agreement, the effect of which has been to bring our company into compliance with the loan agreement after giving effect to the restatement of financial statements.

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

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. While we are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company, an investment fund related to our former stockholder, Freeman Spogli, acquired an interest in a wine wholesaler during 2004. Although we do not believe this relationship is prohibited by the laws of any state in which we operate, if a regulatory authority were to take a contrary view and revoke our retail alcohol license, it could have a material adverse effect on our business and results of operations. In addition, our ability to expand into certain states, should we desire to do so, may be adversely affected if the laws of any such state prohibit the type of relationship which exists among our former stockholder, the investment fund affiliated with it, the wine wholesaler in which the fund invested, and us.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options or upon settlement of the forward sale agreement, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of August 2, 2005, there are 21,895,136 shares of our common stock outstanding, of these shares, 21,624,512 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. We may also, either mandatorily or at our option, issue shares upon settlement of the forward sale agreement. We may elect to settle the forward sale by means of a physical stock, cash or net stock settlement. If we elect to physically settle the forward sale agreement in total, we would be required to issue 1,500,000 shares of our common stock. In no event are we required to deliver more than 1,500,000 shares under the forward sale agreement. On April 20, 2005, we partially settled the forward sale agreement by issuing and delivering 1,078,697 shares of our common stock.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 37 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Our recently announced restatement is not complete and subject to a final review by management, the audit committee and review by our independent registered public accountants

As described above, on July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (fiscal 2000 – 2004), and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by our company.

Because the restatement is not yet completed, the expected impact of the restatement is preliminary and subject to a final review by management and the audit committee and the audit or review by our independent registered public accountants. There can be no assurance that these final reviews or audit will not result in any significant change to the preliminary impact of the restatement.

Our recently announced restatement could impair our ability to secure future financing

As described above, on July 28, 2005, we announced our intention to restate certain of our audited and unaudited financial statements to correct the accounting for certain sale-leaseback transactions entered into by our company. The fact that we are restating certain of our previously issued financial statements may factor into negotiations with lenders on future financing. As a result of the restatement, we may find it more difficult to secure additional financing in the future, on satisfactory terms or at all.

We may be required to file amendments to our periodic reports within a specified cure period provided under the indenture under our senior subordinated notes in order to avoid acceleration of all amounts due thereunder

The indenture under our senior subordinated notes provides a cure period (60 days from receipt of notice to comply from the trustee or holders of not less than 25% in aggregate principal amount of our outstanding senior subordinated notes) within which time we may be required to file amended financial statements to avoid an event of default under the indenture. If we receive notice from the trustee or holders of our senior subordinated notes and do not amend our reports to reflect the restatement within the stated cure period, the trustee or holders of our senior subordinated notes would have the right to accelerate our debt and declare it immediately due and payable, which would adversely affect our financial health and could prevent us from fulfilling our obligations. We expect to file our amended periodic reports within the stated cure period, but given that our restatement is not complete, we cannot assure you that we will be able to do so.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the end of fiscal 2004. Our debt and interest rate swap instruments outstanding at June 30, 2005, including applicable interest rates, are discussed above, in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at June 30, 2005, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of August 8, 2005.

Expected Maturity Date

as of June 30, 2005

(Dollars in thousands)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	Fair Value
Long-term debt	$8	$16,010	$16,000	$16,000	$16,000	$491,000	$555,018	$565,149
Weighted average interest rate	6.33%	6.55%	6.82%	6.83%	6.77%	7.25%	6.92%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 30, 2005, the interest rate on approximately 81% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to approximately 80% at September 30, 2004. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 30, 2005, would be to change interest expense by approximately $1.0 million.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	June 30, 2005	September 30, 2004
Notional principal amount	$202,000	$202,000
Weighted average pay rate	2.72%	2.72%
Weighted average receive rate	3.39%	1.84%
Weighted average years to maturity	0.80	1.55

We have also entered into swap agreements having a notional amount of $130.0 million which will become effective April 2006. These swap agreements have a weighted average pay rate of 4.24% with various settlement dates, the latest of which is April 2009.

As of June 30, 2005, the fair value of our swap agreements represented a net benefit of $1.0 million.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to a material weakness which resulted in the restatement of the Company’s previously issued financial statements as discussed below.

As disclosed in the Form 8-K we filed with the SEC on July 28, 2005 (the “Form 8-K”), after extensive consultation with its independent registered public accountants, on July 26, 2005, the Company’s Board of Directors concluded to restate the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and its unaudited interim period results included in its Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005 (the “Restatement”) to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of the determination by the Company that such transactions contained elements of continuing involvement that precluded the use of the sale-leaseback accounting method. We completed a review of the lease terms in all of the sale-leaseback transactions previously entered into by the Company to verify that all instances of potential continuing involvement were identified that would preclude the use of sale-leaseback accounting treatment. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligations carried on the balance sheet.

In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the restatement for sale-leaseback transactions, as of June 30, 2005, management concluded that a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company determined that it failed to design and implement appropriate controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance for sale-leaseback transactions.

Subsequent to such evaluation, management identified and implemented the following enhancements to our internal controls over financial reporting:

•	Developed a checklist designed to assist management in the identification of all forms of continuing involvement in future sale-leaseback transactions; and

•	Strengthened its training program for its accounting staff to include additional training, education and resource materials to ensure that its accounting personnel understand the accounting regulations and standards for sale-leaseback transactions.

At the time of preparation of this report, all of the changes discussed above have been implemented, which we believe render the design and operation of our disclosure controls and procedures effective for providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. Except as discussed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE PANTRY, INC.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, there is pending (instituted on July 17, 2004) a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation. We are presently in the preliminary stages of this matter and cannot at this time predict the outcome or provide a reasonable estimate of the potential liability, if any, that might arise.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Sixth Amendment to Distribution Service Agreement dated April 21, 2005, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 9, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Sixth Amendment to Distribution Service Agreement dated April 21, 2005, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]