Form 10-K/A
period 2004-09-30
PANTRY INC
filed 2005-08-31
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission File Number: 000-25813

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

THE PANTRY, INC .

Explanatory Note

As previously disclosed in our Current Report on Form 8-K dated July 28, 2005, on July 26, 2005, our management and audit committee of the Board of Directors have determined that our financial statements for each of the three years in the period ending September 30, 2004 and for the first two quarters of fiscal 2005 should be restated to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of the determination by the Company that such transactions must be accounted for as financing transactions rather than as sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on the balance sheet. These transactions had previously been recorded primarily as operating leases. These non-cash adjustments have no impact on historical or future cash flows or the timing of payments under the impacted lease agreements.

This Amendment No. 1 to Annual Report on Form 10-K/A amends Item 3 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 14, 2004. The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 in the form filed on December 14, 2004. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for disclosures contained in Item 3 of Part I and except that disclosure regarding certain events that occurred subsequent to our fiscal year ended September 30, 2004, has been added to “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20 – Subsequent Events.”

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K/A

PART I

Item 1. Business

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 30, 2004, we operated 1,361 stores in ten states under several banners including Kangaroo ExpressSM, The Pantry®, Golden Gallon®, and Lil’ Champ Food Store®. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers.

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhanced our strong regional presence. The aggregate purchase price was approximately $185.1 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million lease finance transaction and (2) the purchase of the Golden Gallon® operations and the balance of its real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through additional borrowings. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

Our principal executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27331. Our telephone number is 919/774-6700.

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

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

	Percentage of Total Stores at September 30, 2004	Number of Stores as of Fiscal Year Ended
State		September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Florida	33.9%	461	477	494	505	517
North Carolina	23.7	322	328	331	341	343
South Carolina	17.6	239	240	248	254	251
Tennessee	7.6	103	14	14	14	15
Georgia	7.2	98	56	56	57	57
Mississippi	3.7	51	53	54	56	37
Kentucky	2.7	37	38	39	42	45
Virginia	2.2	30	30	30	31	30
Indiana	0.9	12	14	15	16	18
Louisiana	0.5	8	8	8	8	—

Total	100%	1,361	1,258	1,289	1,324	1,313

The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Number of stores at beginning of period	1,258	1,289	1,324	1,313	1,215
Acquired or opened	140	4	3	47	145
Closed or sold	(37)	(35)	(38)	(36)	(47)

Number of stores at end of period	1,361	1,258	1,289	1,324	1,313

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. In addition, we believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

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

Item 2. Properties

As of September 30, 2004, we own the real property at 358 of our stores and lease the real property at 1,003 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. The aggregate rent paid for fiscal 2004 was $70.1 million. The following table lists the expiration dates of our leases, including renewal options:

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

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions and the above lawsuit cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects.

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

(c) Dividends—During the last two fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our board of directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Long-Term Debt.”

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

	Fiscal Year Ended
	September 30, 2004	September 25, 2003		September 26, 2002	September 27, 2001	September 28, 2000
	(As restated) (l)	(As restated) (l)		(As restated) (l)	(As restated) (m)	(As restated) (m)
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,172.8	$1,009.7		$1,012.8	$990.3	$933.5
Gasoline revenue	2,320.2	1,740.7		1,470.7	1,652.7	1,497.7

Total revenues	3,493.1	2,750.4		2,483.5	2,643.0	2,431.2
Gross profit:
Merchandise gross profit	425.4	365.5		353.9	345.3	328.4
Gasoline gross profit	165.4	145.3		121.5	142.3	139.9

Total gross profit	590.8	510.8		475.4	487.6	468.3

Operating, general and administrative expenses	419.3	373.4		358.3	356.3	332.2
Restructuring and other charges	—	—		—	4.8 (a)	—
Depreciation and amortization(b)	60.9	55.8	(c)	55.6	64.8	57.0
Income from operations	110.6	81.7		61.5	61.8	79.2
Loss on debt extinguishment(d)	23.1	2.9		—	—	—
Interest expense	64.3	57.8		59.9	66.0	56.9
Income (loss) before cumulative effect adjustment	15.7	14.6		1.4	(3.0)	13.6
Cumulative effect adjustment, net of tax	—	(3.5	)(e)	—	—	—

Net income (loss)	15.7	11.1		1.4	(3.0)	13.6
Earnings (loss) per share before cumulative effect adjustment:
Basic	$0.80	$0.81		$0.08	$(0.17)	$0.75
Diluted	$0.76	$0.80		$0.08	$(0.17)	$0.72
Earnings (loss) per share:
Basic	$0.80	$0.61		$0.08	$(0.17)	$0.75
Diluted	$0.76	$0.61		$0.08	$(0.17)	$0.72
Weighted-average shares outstanding:
Basic	19,606	18,108		18,108	18,113	18,111
Diluted	20,669	18,370		18,109	18,113	18,932
Dividends paid on common stock	—	—		—	—	—
Other Financial Data:
Adjusted EBITDA(f)	$173.2	$140.2		$117.8	$128.4	$138.1
Cash provided by (used in):
Operating activities	$117.0	$68.7		$54.4	$77.0	$88.5
Investing activities(g)	(227.1)	(24.4)		(23.1)	(125.7)	(159.4)
Financing activities	145.2	(13.7)		(39.6)	45.9	93.1
Gross capital expenditures(h)	49.4	25.5		26.5	43.6	56.4
Capital expenditures, net(i)	32.8	18.9		18.8	31.6	32.1
Store Operating Data:
Number of stores (end of period)	1,361	1,258		1,289	1,324	1,313
Average sales per store:
Merchandise revenue (in thousands)	$856.7	$791.9		$776.1	$747.4	$734.5
Gasoline gallons (in thousands)	1,026.0	940.7		924.2	890.4	872.5
Comparable store sales(j):
Merchandise	3.4%	0.9%		2.8%	(0.8)%	7.1%
Gasoline gallons	2.0%	0.7%		1.5%	(3.8)%	(2.4)%
Operating Data:
Merchandise gross margin	36.3%	36.2%		34.9%	34.9%	35.2%
Gasoline gallons sold (in millions)	1,376.9	1,170.3		1,171.9	1,142.4	1,062.4
Average retail gasoline price per gallon	$1.69	$1.49		$1.25	$1.45	$1.41
Average gasoline gross profit per gallon(k)	$0.120	$0.124		$0.104	$0.125	$0.132
Balance Sheet Data (end of period):
Cash and cash equivalents	$108.0	$72.9		$42.2	$50.6	$53.4
Working capital (deficiency)	61.3	16.1		(43.4)	(29.8)	(4.9)
Total assets	1,232.9	992.4		987.3	1,026.7	980.7
Total debt and lease finance obligations	760.3	596.4		601.3	638.0	592.0
Shareholders’ equity	148.9	127.2		114.1	110.4	117.5

(footnotes on following page)

(a)	During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.
(b)	During fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, which eliminated the amortization of goodwill. Goodwill amortization expense was $5.8 million and $3.4 million for the fiscal years ended September 27, 2001 and September 28, 2000, respectively.
(c)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project that will result in either updating or changing the image of the majority of our stores by the end of fiscal 2005. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $3.4 million.
(d)	During fiscal 2004, we recorded $23.1 million in charges in connection with the refinancing of our senior credit facility and senior subordinated notes. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of original issue discount and call premiums of approximately $7.8 million. On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of the unamortized deferred financing costs associated with the previous credit facility.
(e)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).
(f)	Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001	September 28, 2000
Adjusted EBITDA	$173,182	$140,225	$117,834	$128,353	$138,058
Interest expense and loss on extinguishment of debt	(87,344)	(60,693)	(59,932)	(65,992)	(56,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	30,959	9,016	3,983	8,592	1,089
Changes in operating assets and liabilities, net:
Assets	(18,886)	(1,796)	(7,463)	9,778	(2,364)
Liabilities	19,061	(18,015)	(38)	(3,683)	8,600

Net cash provided by operating activities	$116,972	$68,737	$54,384	$77,048	$88,455
Net cash used in investing activities	$(227,069)	$(24,357)	$(23,112)	$(125,664)	$(159,401)
Net cash provided by (used in) financing activities	$145,244	$(13,715)	$(39,647)	$45,873	$93,143

(g)	Investing activities include expenditures for acquisitions.
(h)	Purchases of assets to be held for sale are excluded from gross capital expenditures.
(i)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and lease finance transactions.
(j)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth.
(k)	Gasoline gross profit per gallon represents gasoline revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on gasoline equipment. Gasoline gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.
(l)	As discussed in “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Restatement of Previously Issued Financial Statements,” which is included in this Form 10-K/A, we have restated our previously reported consolidated financial statements to reflect certain adjustments.
(m)	Amounts have been restated to reflect the matters discussed in “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Restatement of Previously Issued Financial Statements.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004 and our unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by our company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions rather than as sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. The primary effects of the restatement are discussed in “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Restatement of Previously Issued Financial Statements”. The following discussion and analysis gives effect to the restatement.

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” beginning on page 23. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 7, 2004. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

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

Acquisition of Golden Gallon®

On October 16, 2003, we completed the acquisition of 138 convenience stores operating under the Golden Gallon® banner from Ahold, USA, Inc. This acquisition included 90 stores in Tennessee and 48 stores in northwest Georgia and enhanced our strong regional presence. The integration of the Golden Gallon® stores into our base was successful and we believe that the acquisition was approximately $0.45 accretive to fiscal 2004 earnings per share. The aggregate purchase price was approximately $185.1 million. The acquisition included (1) the purchase of certain real estate assets (114 fee-owned stores), financed through a $94.5 million lease finance transaction and (2) the purchase of the Golden Gallon® operations and the balance of its real estate assets (17 fee-owned stores, corporate headquarters building and certain undeveloped properties) for approximately $92.5 million in cash, financed with $12.5 million of existing cash and $80 million of debt through borrowings under our amended senior secured credit facility. The acquired assets also included a dairy plant and related assets and a fuel hauling operation, which we subsequently sold to two of our existing suppliers.

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

During 2004, we also expanded our public stock float through two secondary offerings. In January, existing stockholders, primarily investments funds associated with Freeman Spogli & Co., or Freeman Spogli, our largest stockholder, sold 5.75 million shares of our common stock. Subsequent to September 30, 2004, we completed another offering totaling 5.35 million shares of our common stock, with 3.85 million shares coming from funds associated with Freeman Spogli. We sold the remaining 1.5 million shares pursuant to a forward equity sale agreement with Merrill Lynch International, as forward purchaser. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 20—Subsequent Event.” As a result of these two transactions, our shares held by non-affiliates have increased from approximately 6 million shares at the end of fiscal 2003 to approximately 16 million shares as of December 7, 2004.

Results of Operations

Our operations for fiscal 2004 contained 53 weeks and fiscal 2003 and 2002 each contained 52 weeks. The following table presents for the periods indicated selected items in the consolidated statements of income as a percentage of our total revenue:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
Total revenue	100.0%	100.0%	100.0%
Gasoline revenue	66.4	63.3	59.2
Merchandise revenue	33.6	36.7	40.8
Cost of sales	83.1	81.4	80.9

Gross profit	16.9	18.6	19.1
Gasoline gross profit	4.7	5.3	4.9
Merchandise gross profit	12.2	13.3	14.2
Operating, general and administrative expenses	12.0	13.6	14.4
Depreciation and amortization	1.7	2.0	2.2

Income from operations	3.2	3.0	2.5
Loss on extinguishment of debt	(0.7)	(0.1)	—
Interest and miscellaneous expense	(1.8)	(2.0)	(2.4)

Income before income taxes	0.7	0.9	0.1
Income tax expense	(0.2)	(0.4)	—

Net income before cumulative effect adjustment	0.5	0.5	0.1
Cumulative effect adjustment, net of income tax	—	(0.1)	—

Net income	0.5	0.4	0.1

The table below provides a summary of our selected financial data for fiscal 2004, 2003 and 2002.

	Fiscal Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
Merchandise margin	36.3%	36.2%	34.9%
Gasoline gallons (millions)	1,376.9	1,170.3	1,171.9
Gasoline margin per gallon	$0.1201	$0.1241	$0.1037
Gasoline retail per gallon	$1.69	$1.49	$1.25

Comparable store data:
Merchandise sales %	3.4%	0.9%	2.8%
Gasoline gallons %	2.0%	0.7%	1.5%

Number of stores:
End of period	1,361	1,258	1,289
Weighted-average store count	1,369	1,275	1,305

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

Gasoline Revenue and Gallons. Total gasoline revenue for fiscal 2004 was $2.3 billion compared to $1.7 billion for fiscal 2003, an increase of $579.6 million, or 33.3%. The increase in gasoline revenue is primarily due to $285.5 million in revenues from the Golden Gallon® acquisition, $45.6 million in revenue from the fifty-third week, higher average gasoline retail prices and a comparable store gallon volume increase of 2.0%. In fiscal 2004, our average retail price of gasoline was $1.69 per gallon, which represents a 20.0 cent per gallon, or 13.4%, increase in average retail price from fiscal 2003.

In fiscal 2004, gasoline gallon volume was 1.4 billion gallons, an increase of 206.6 million gallons, or 17.7%, from fiscal 2003. The increase in gasoline gallons was due to an additional 172.2 million gallons from the acquisition of the Golden Gallon® stores, 24.2 million gallons from the fifty-third week, and the comparable store gallon volume increase of 2.0%, partially offset by the lost volume from closed stores of 15.4 million gallons. We believe that the fiscal 2004 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

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

Merchandise Gross Profit and Margin. Merchandise gross profit was $425.4 million for fiscal 2004 compared to $365.5 million for fiscal 2003, an increase of $59.9 million, or 16.4%. This increase is primarily attributable to the increases in merchandise revenue discussed above and a 10 basis point improvement in merchandise gross margin.

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

Operating, General and Administrative Expenses. Operating expenses for fiscal 2004 were $419.3 million compared to $373.4 million for fiscal 2003, an increase of $46.0 million, or 12.3%. The increase is primarily attributable to approximately $32.7 million in operating, general and administrative expenses associated with the acquisition of the Golden Gallon® stores, approximately $6.1 million in additional expenses due to the fifty-third week, hurricane related losses of $4.3 million, increased insurance costs of approximately $2.0 million, and comparable store increases in labor and other variable expenses partially offset by a net gain related to the total of asset disposals and closed store activity. As a percentage of total revenue, operating, general and administrative expenses were 12.0% in fiscal 2004, and adjusted for the impact of gasoline inflation were 12.5% in fiscal 2003.

Income from Operations. Income from operations for fiscal 2004 was $110.6 million compared to $81.7 million for fiscal 2003, an increase of $28.9 million, or 35.5%. The increase is primarily attributable to approximately $27.7 million in operating income from the acquisition of the Golden Gallon® stores and $2.1 million in operating income from the fifty-third week.

Adjusted EBITDA. Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2004 was $173.2 million compared to $140.2 million for fiscal 2003, an increase of $33.0 million, or 23.5%. The increase is primarily due to $30.8 million from the acquisition of the Golden Gallon® stores, $3.1 million from the fifty-third week, and the increases in comparable store sales partially offset by the increased operating, general and administrative expense items discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003
	(amounts in thousands)
Adjusted EBITDA	$173,182	$140,225
Interest expense and loss on extinguishment of debt	(87,344)	(60,693)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	30,959	9,016
Changes in operating assets and liabilities, net:
Assets	(18,886)	(1,796)
Liabilities	19,061	(18,015)

Net cash provided by operating activities	$116,972	$68,737
Net cash used in investing activities	$(227,069)	$(24,357)
Net cash provided by (used in) financing activities	$145,244	$(13,715)

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

Interest Expense (see—”Liquidity and Capital Resources”). Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes, lease finance obligations and the loss on debt extinguishment referred to above. Interest expense, excluding the loss on debt extinguishment, for fiscal 2004 was $64.3 million compared to $57.8 million for fiscal 2003, an increase of $6.5 million, or 11.2%. The increase is primarily attributable to an increase in our weighted average borrowings and lease finance obligations as a result of the Golden Gallon® acquisition, a reduction in the fair market value of derivative instruments of $2.1 million, and additional interest from the fifty-third week of approximately $600 thousand. These increases were partially offset by a reduction of approximately 250 basis points in our effective interest rate as a result of the refinancing of our senior credit facility and subordinated notes in February and March of fiscal 2004.

Income Tax Expense. We recorded income tax expense of $9.2 million in fiscal 2004 and fiscal 2003. Our effective tax rate for fiscal 2004 was 36.9% compared to 38.5% for fiscal 2003. The decrease in the effective rate is primarily the result of the reversal of approximately $400 thousand in tax reserves due to the expected utilization of various tax credits and net operating losses.

Net Income. As a result of the items discussed above, net income for fiscal 2004 was $15.7 million compared to $11.1 million for fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

Total Revenue. Total revenue for fiscal 2003 was $2.8 billion compared to $2.5 billion for fiscal 2002, an increase of $266.8 million, or 10.7%. The increase in total revenue is primarily due to a 19.2% increase in our average retail price of gasoline gallons sold, comparable store increases in merchandise sales of $9.1 million and in gasoline gallons of 7.6 million. The impact of these factors was partially offset by lost volume from 35 closed stores.

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

In fiscal 2003, gasoline gallon volume was 1.2 billion gallons, a decrease of 1.7 million gallons, or 0.1%, from fiscal 2002. The decrease in gasoline gallons was primarily due to lost volume from closed stores of 14.2 million gallons, partially offset by the comparable store gallon volume increase of 0.7%. We believe that the fiscal 2003 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

Total Gross Profit. Our fiscal 2003 gross profit was $510.8 million compared to $475.4 million for fiscal 2002, an increase of $35.4 million, or 7.4%. The increase in gross profit is primarily attributable to increases in gasoline gross profit per gallon and merchandise margin, coupled with comparable store volume increases.

Merchandise Gross Profit and Margin. Merchandise gross profit was $365.5 million for fiscal 2003 compared to $353.9 million for fiscal 2002, an increase of $11.7 million, or 3.3%. This increase is primarily attributable to the increase in merchandise revenue discussed above, coupled with a 130 basis point increase in our merchandise margin. Our merchandise gross margin increased to 36.2% for fiscal 2003, primarily driven by the retail price deflation in the cigarette category.

Gasoline Gross Profit and Margin Per Gallon. Gasoline gross profit was $145.3 million for fiscal 2003 compared to $121.5 million for fiscal 2002, an increase of $23.7 million, or 19.5%. The increase is primarily attributable to a 2.0 cent per gallon increase in gasoline margin, partially offset by the lost volume from closed stores. Gasoline gross profit per gallon was 12.4 cents in fiscal

2003 compared to 10.4 cents in fiscal 2002. The increase in gasoline gross profit was due to our more advantageous gas supply contracts, a more favorable retail gasoline environment and our ongoing initiatives to better manage gasoline pricing and inventories. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 2.7 cents per gallon and 2.3 cents per gallon for fiscal 2003 and fiscal 2002, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative Expenses. Operating expenses for fiscal 2003 were $373.4 million compared to $358.3 million for fiscal 2002, an increase of $15.1 million, or 4.2%. The increase is primarily attributable to higher insurance costs of approximately $3.1 million, larger losses on asset disposals and closed store activity of approximately $5.9 million and increased employee benefit costs of approximately $1.7 million. As a percentage of total revenue, operating, general and administrative expenses were 13.6% in fiscal 2003, and adjusted for the impact of gasoline inflation, were 13.0% in fiscal 2002.

Income from Operations. Income from operations for fiscal 2003 was $81.7 million compared to $61.5 million for fiscal 2002, an increase of $20.2 million, or 32.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross margins. These increases were partially offset by a change in accounting estimate related to estimated useful lives of certain gasoline imaging assets and the increase in operating, general and administrative costs discussed above. The change in accounting estimate resulted in an increase in depreciation expense of approximately $3.4 million in fiscal 2003.

Adjusted EBITDA. Adjusted EBITDA for fiscal 2003 was $140.2 million compared to $117.8 million for fiscal 2002, an increase of $22.4 million, or 19.0%. The increase is primarily due to the items discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities and cash flows from investing and financing activities:

	Fiscal Year Ended
	September 25, 2003	September 26, 2002
	(amounts in thousands)
Adjusted EBITDA	$140,225	$117,834
Interest expense and loss on extinguishment of debt	(60,693)	(59,932)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	9,016	3,983
Changes in operating assets and liabilities, net:
Assets	(1,796)	(7,463)
Liabilities	(18,015)	(38)

Net cash provided by operating activities	$68,737	$54,384
Net cash used in investing activities	$(24,357)	$(23,112)
Net cash used in financing activities	$(13,715)	$(39,647)

Loss on Debt Extinguishment. During the third quarter of fiscal 2003, we incurred $2.9 million in debt extinguishment costs related to the refinancing of our then outstanding senior credit facility, which represented the write-off of unamortized deferred financing costs.

Interest Expense (see—”Liquidity and Capital Resources”). Interest expense is primarily interest on borrowings under our senior credit facility, senior subordinated notes, lease finance obligations, and the loss on extinguishment of debt discussed above. Interest expense, excluding the loss on extinguishment of debt, for fiscal 2003 was $57.8 million compared to $59.9 million for fiscal 2002, a decrease of $2.1 million, or 3.6%. The decrease is primarily attributable to $3.4 million in income from the fair market value changes in our non-qualifying derivatives for fiscal 2003 compared to $926 thousand of expense in fiscal 2002.

Income Tax Expense. We recorded income tax expense of $9.2 million in fiscal 2003 compared to $0.9 million for fiscal 2002. The increase in income tax expense was primarily attributable to the $21.4 million increase in income before taxes. Consistent with fiscal 2002, our effective tax rate for fiscal 2003 was 38.5%.

Cumulative Effect Adjustment. During the first quarter of fiscal 2003, we recorded a one-time cumulative effect charge of $3.5 million (net of taxes of $2.2 million) relating to the disposal of our underground storage tanks in accordance with the adoption of SFAS No. 143.

Net Income. As a result of the items discussed above, net income for fiscal 2003 was $11.1 million compared to $1.4 million for fiscal 2002.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2004 totaled $117.0 million, for fiscal 2003 totaled $68.7 million and for fiscal 2002 totaled $54.4 million. Our increase in net cash provided by operating activities for fiscal 2004 over fiscal 2003 is primarily attributable to the increase in gasoline and merchandise gross profit and its impact on operating income and Adjusted EBITDA. As a result of our net operating loss carryforwards, our cash paid for income taxes has been relatively insignificant in recent periods. We anticipate full utilization of our net operating loss carryforwards during fiscal 2005 and therefore expect an increase in our cash paid for income taxes. We had $108.0 million of cash and cash equivalents on hand at September 30, 2004.

Capital Expenditures. Gross capital expenditures (excluding all acquisitions) for fiscal 2004 were $51.9 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease finance obligations and asset dispositions and vendor reimbursements.

Our lease finance program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. Our senior credit facility limits or caps the proceeds of lease financing transactions that we can use to fund our operations or capital expenditures. We received $97.1 million in proceeds from lease finance obligations in fiscal 2004, including $94.5 million related to the Golden Gallon® acquisition and $2.0 million during fiscal 2003.

In fiscal 2004, we had proceeds of $19.1 million including asset dispositions ($10.4 million), vendor reimbursements ($6.1 million) and lease finance obligations ($2.6 million). As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2004 were $32.8 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities. For fiscal 2004, net cash provided by financing activities was $145.2 million. The net cash provided was primarily the result of additional net borrowings of $57.6 million, $94.5 million lease financing obligations in connection with the Golden Gallon acquisition, and proceeds from the exercise of incentive stock options, offset by additional financing costs paid during fiscal 2004 of approximately $11.8 million. The $57.6 million in net borrowings is primarily the result of the issuance of debt totaling $80.0 million in connection with the Golden Gallon® acquisition offset by principal payments. At September 30, 2004, our long-term debt consisted primarily of $317.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

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

As a result of the restatement described in “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2—Restatement of Previously Issued Financial Statements, we recorded a lease finance obligation in excess of the amount allowed under our covenants described above. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease financing obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

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

Shareholders’ Equity. As of September 30, 2004, our shareholders’ equity totaled $148.9 million. The increase of $21.7 million in shareholders’ equity from September 25, 2003 is primarily attributable to fiscal 2004 net income of $15.7 million and additional paid-in capital as a result of option exercises of $4.9 million.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, and funds available under the forward sale agreement entered into in October, 2004 with Merrill Lynch International, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. As of September 30, 2004 we had $35.2 million available under our revolving credit facility. Additionally, if we elect to physically settle the forward sale agreement, we would receive aggregate proceeds of $32.8 million. For further discussion of the forward sale agreement, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements-Note 20-Subsequent Event.” Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We have no current plans to seek any such additional financing.

Contractual Obligations and Commitments

Contractual Obligations. The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments and future operating lease commitments as of September 30, 2004:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Long-term debt (1)	$12,029	$16,010	$16,000	$16,000	$16,000	$491,000	$567,039
Interest (2)	33,994	32,621	31,121	30,447	29,774	98,720	256,677
Lease finance obligations (3)	22,506	22,392	22,407	22,233	22,167	275,531	387,236
Operating leases (4)	45,566	42,073	39,448	37,107	33,278	155,180	352,652

Total contractual obligations	$114,095	$113,096	$108,976	$105,787	$101,219	$1,020,431	$1,563,604

(1)	Included in long-term debt are amounts owed on our senior subordinated notes and senior credit facility. These borrowings are further explained in “Item 8. Consolidated Financial Statements and Supplemental Data – Notes to Consolidated Financial Statements - Note 7 - Long-Term Debt.” The table assumes our long-term debt is held to maturity.
(2)	Included in interest are expected payments on our senior subordinated notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is set at the October 29, 2004 rate.
(3)	Included in lease finance obligations is both principal and interest.
(4)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above, do not include contingent rental expense. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2004, fiscal 2003 and fiscal 2002. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per gallon data.

	Fiscal 2004				Fiscal 2003				Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$744,441	$786,353	$928,327	$1,033,964	$645,353	$666,697	$704,486	$733,824	$577,357	$558,858	$677,564	$669,739

Merchandise revenue	270,149	270,073	302,879	329,745	243,420	234,978	263,393	267,907	243,044	236,843	267,871	265,028
Gasoline revenue	474,292	516,280	625,448	704,219	401,933	431,719	441,093	465,917	334,313	322,015	409,693	404,711
Gross Profit	140,110	133,227	153,710	163,796	125,991	113,129	135,017	136,667	115,479	108,100	127,025	124,798
Merchandise gross profit	99,174	99,486	109,255	117,512	86,477	84,320	94,974	99,749	83,135	82,708	93,602	94,408
Gasoline gross profit	40,936	33,741	44,455	46,284	39,514	28,809	40,043	36,918	32,344	25,392	33,423	30,390
Income from operations(1)	24,200	17,817	34,475	34,103	22,323	9,695	26,745	22,890	15,010	6,551	22,434	17,548
Income (loss) before cumulative effect(1)	4,527	(14,558)	13,202	12,555	4,828	(2,448)	5,992	6,241	385	(4,231)	3,974	1,310
Income from operations as a percentage of full year	21.9%	16.1%	31.2%	30.8%	27.3%	11.9%	32.8%	28.0%	24.4%	10.6%	36.5%	28.5%
Comparable store merchandise sales increase (decrease)	2.4%	3.4%	3.9%	3.8%	1.5%	0.8%	(0.5)%	2.2%	1.7%	1.3%	3.7%	3.5%
Comparable store sales gasoline gallons increase (decrease)	3.4%	1.2%	0.2%	3.2%	(0.7)%	(0.2)%	0.6%	3.1%	0.8%	0.2%	4.4%	0.7%
Merchandise gross profit as a percentage of total revenue	13.3%	12.7%	11.8%	11.4%	13.4%	12.6%	13.5%	13.6%	14.4%	14.8%	13.8%	14.1%
Gasoline gross profit per gallon	0.126	0.105	0.130	0.120	0.139	0.104	0.133	0.120	0.112	0.090	0.111	0.101
Gasoline gallons	325,580	321,805	342,818	386,657	283,834	277,129	301,473	307,832	287,907	281,030	302,080	300,905

(1)	As discussed in “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Restatement of Previously Issued Financial Statements,” which is included in this Form 10-K/A, we have restated our previously reported consolidated financial statements to reflect certain adjustments.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

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

Asset Retirement Obligation. Since fiscal 2003, we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. See also, “Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note11 – Asset Retirement Obligations.”

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

We have a significant amount of indebtedness. As of September 30, 2004, we had consolidated debt, including lease finance obligations, of approximately $760.3 million. As of September 30, 2004, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $35.2 million. We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

On July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the recording of certain sale-leaseback transactions entered into by our company. The restatement is the result of our determination, in consultation with our independent registered public accountants, that such transactions must be accounted for as financing transactions rather than as sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. As a result, approximately $177.4 million in additional debt has been recorded as of September 30, 2004, with a proportionate increase in assets. While we have remained in compliance with all of the financial ratio covenants of the loan agreement under our senior credit facility, the increase in debt put our company in default because of provisions that limit our ability to incur additional indebtedness. On August 5, 2005, we obtained a waiver of default and amendment to our loan agreement, the effect of which has been to bring our company into compliance with the loan agreement after giving effect to the restatement of financial statements.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 23 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the prior year. Our debt and interest rate swap instruments outstanding at September 30, 2004, including applicable interest rates, are discussed below, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9—Derivative Financial Instruments.”

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

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 30, 2004, the interest rate on 79.7% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 80.8% at September 25, 2003. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 30, 2004, would be to change interest expense by approximately $1.0 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (“The Pantry”) as of September 30, 2004 and September 25, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of The Pantry’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 11 to the consolidated financial statements, in 2003, The Pantry adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

As to the effects of Note 2, the accompanying consolidated financial statements have been restated.

Raleigh, North Carolina

December 10, 2004, except for the effects of Note 2 and Note 20 as to which the date is

August 30, 2005

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	September 25, 2003
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$72,901
Receivables (net of allowance for doubtful accounts of $417 at September 30, 2004 and $665 at September 25, 2003)	43,664	30,423
Inventories (Note 4)	95,228	84,156
Prepaid expenses and other current assets	13,446	6,326
Property held for sale	5,939	2,013
Deferred income taxes (Note 13)	7,507	4,334

Total current assets	273,832	200,153

Property and equipment, net (Notes 2, 3, 5, 8 and 11)	582,242	478,857

Other assets:
Goodwill (Note 3 and 6)	341,652	278,629

Deferred financing costs (net of accumulated amortization of $563 September 30, 2004 and $7,206 at September 25, 2003)	8,612	10,757
Environmental receivables (Note 14)	15,137	15,109
Other (Note 9)	11,406	8,908

Total other assets	376,807	313,403

Total assets	$1,232,881	$992,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 7)	$16,029	$27,558
Current maturities of lease finance obligations (Notes 2 and 8)	2,774	2,762
Accounts payable	121,151	78,885
Accrued interest (Note 7)	2,742	11,924
Accrued compensation and related taxes	14,369	12,840
Other accrued taxes	18,849	16,510
Accrued insurance	17,228	12,293
Other accrued liabilities (Notes 9 and 14)	19,393	21,314

Total current liabilities	212,535	184,086

Other liabilities:
Long-term debt (Note 7)	551,010	470,011
Lease finance obligations (Notes 2 and 8)	190,440	96,110
Environmental reserves (Note 14)	14,051	13,823
Deferred income taxes (Note 13)	60,932	48,834
Deferred revenue (Note 14)	35,051	37,251
Other noncurrent liabilities (Notes 9, 11 and 14)	19,935	15,065

Total other liabilities	871,419	681,094

Commitments and contingencies (Notes 7, 8 and 14)

Shareholders’ equity (Notes 10, 16 and 17):
Common stock, $.01 par value, 50,000,000 shares authorized; 20,271,757 and 18,107,597 issued and outstanding at September 30, 2004 and September 25, 2003, respectively (Notes 16 and 17)	204	182
Additional paid-in capital	132,879	128,002
Shareholder loans	—	(173)
Accumulated other comprehensive income (deficit) net of deferred income taxes of $(129) at September 30, 2004 and $432 at September 25, 2003 (Note 10)	206	(690)
Accumulated earnings (deficit)	15,638	(88)

Total shareholders’ equity	148,927	127,233

Total liabilities and shareholders’ equity	$1,232,881	$992,413

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 30, 2004	September 25, 2003	September 26, 2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise sales	$1,172,846	$1,009,698	$1,012,786
Gasoline sales	2,320,239	1,740,662	1,470,732

Total revenues	3,493,085	2,750,360	2,483,518

Cost of sales:
Merchandise	747,419	644,178	658,933
Gasoline	2,154,823	1,595,378	1,349,183

Total cost of sales	2,902,242	2,239,556	2,008,116

Gross profit	590,843	510,804	475,402

Operating expenses:
Operating, general and administrative expenses (Note 2)	419,337	373,384	358,296
Depreciation and amortization (Note 2)	60,911	55,767	55,563

Total operating expenses	480,248	429,151	413,859

Income from operations	110,595	81,653	61,543

Other income (expense):
Loss on extinguishment of debt (Note 12)	(23,087)	(2,888)	—
Interest expense (Notes 2 and 12)	(64,257)	(57,805)	(59,932)
Miscellaneous	1,676	2,805	728

Total other expense	(85,668)	(57,888)	(59,204)

Income before income taxes	24,927	23,765	2,339
Income tax expense (Note 13)	(9,201)	(9,152)	(901)

Income before cumulative effect adjustment	$15,726	$14,613	$1,438
Cumulative effect adjustment, net of tax (Note 11)	—	(3,482)	—

Net income	$15,726	$11,131	$1,438

Earnings per share (Note 18):
Basic:
Income before cumulative effect adjustment	$0.80	$0.81	$0.08
Cumulative effect adjustment	—	(0.19)	—

Net income	$0.80	$0.61	$0.08

Diluted:
Income before cumulative effect adjustment	$0.76	$0.80	$0.08
Cumulative effect adjustment	—	(0.19)	—

Net income	$0.76	$0.61	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Other Comprehensive Income/(Deficit)	Accumulated Earnings (Deficit)	Total
	Shares	Par Value
						(As restated, see Note 2)	(As restated, see Note 2)
Balance, September 27, 2001	18,115	$182	$128,043	$(837)	$(4,283)	$(12,657)	$110,448
Comprehensive income, net of tax:
Net income	—	—	—	—	—	1,438	1,438
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,966	—	1,966
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	205	—	205

Comprehensive income	—	—	—	—	2,171	1,438	3,609
Share repurchase	(7)	—	(41)	41	—	—	—
Repayment of shareholder loans	—	—	—	88	—	—	88

Balance, September 26, 2002	18,108	$182	$128,002	$(708)	$(2,112)	$(11,219)	$114,145

Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,131	11,131
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,131	12,553
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$(88)	$127,233

Comprehensive income, net of tax:
Net income	—	—	—	—	—	15,726	15,726
Unrealized gains on qualifying cash flow hedges	—	—	—	—	896	—	896

Comprehensive income	—	—	—	—	896	15,726	16,622
Exercise of stock options and warrants	2,164	22	4,877	—	—	—	4,899
Repayment of shareholder loans	—	—	—	173	—	—	173

Balance, September 30, 2004	20,272	$204	$132,879	$—	$206	$15,638	$148,927

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
	(53 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,726	$11,131	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,911	55,767	53,293
Provision for income taxes	9,201	9,152	901
Loss on extinguishment of debt	23,087	2,888	—
(Gain)/loss on sale of property and equipment	(2,929)	2,051	601
Impairment of long-lived assets	7,417	1,850	383
Fair market value change in non-qualifying derivatives	(1,310)	(3,381)	926
Provision for closed stores	1,933	2,469	2,073
Cumulative effect of change in accounting principle	—	3,482	—
Amortization of deferred loan costs	2,227	2,610	2,270
Amortization of long-term debt discount	534	529	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(11,146)	563	(5,085)
Inventories	(977)	281	(2,705)
Prepaid expenses and other current assets	(7,005)	(2,818)	(43)
Other noncurrent assets	242	178	370
Accounts payable	30,830	(14,973)	(311)
Other current liabilities and accrued expenses	(7,506)	9,532	12,688
Reserves for environmental expenses	(447)	538	1,078
Other noncurrent liabilities	(3,816)	(13,112)	(13,493)

Net cash provided by operating activities	116,972	68,737	54,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,916)	(28,231)	(31,512)
Proceeds from sale of land, building and equipment	10,454	5,673	8,912
Acquisitions of related businesses, net of cash acquired	(185,607)	(1,799)	(512)

Net cash used in investing activities	(227,069)	(24,357)	(23,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(2,760)	(1,856)	(1,599)
Principal repayments of long-term debt	(617,412)	(306,577)	(40,000)
Proceeds from issuance of long-term debt	675,000	299,440	—
Proceeds from issuance of lease finance obligations	97,104	2,000	2,799
Proceeds from exercise of stock options, net of repurchases	4,899	—	(41)
Repayment of shareholder loans	173	535	129
Other financing costs	(11,760)	(7,257)	(935)

Net cash provided by (used in) financing activities	145,244	(13,715)	(39,647)

Net increase (decrease)	35,147	30,665	(8,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	72,901	42,236	50,611

CASH AND CASH EQUIVALENTS AT END OF YEAR	$108,048	$72,901	$42,236

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 30, 2004	September 25, 2003	September 26, 2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
Cash paid (refunded) during the year:
Interest	$55,572	$51,569	$50,656

Taxes	$62	$(214)	$(3,708)

Non-cash transactions:
Capital expenditures financed through capital leases	$—	$1,943	$2,103

Accrued purchases of property and equipment	$6,211	$6,877	$4,660

Other non-cash disclosure:

During fiscal 2004, warrants to purchase 2,346,000 shares of common stock were exercised at a price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. Consequently, upon exercise 1,607,855 shares of common stock were issued.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—HISTORY OF OUR COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill

We have adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using a valuation based on market multiples, comparable transactions and discounted cash flow methodologies. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuations, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses. See Note 6—Goodwill and Other Intangible Assets.

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

Cost of Goods Sold

The primary components of cost of sales are gasoline, merchandise, repairs and maintenance of customer delivery equipment (e.g., gasoline dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are amortized into cost of sales in accordance with vendor agreements and as the related inventories are sold.

Operating, General and Administrative Expenses

The primary components of operating, general and administrative expenses are store labor, store occupancy, operations management and administrative personnel, insurance, and other corporate costs necessary to operate the business.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. See Note 7—Long-Term Debt and Note 8—Lease Finance Obligations. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Our stock option plans are described more fully in Note 17—Stock Options and Other Equity Instruments. We account for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for each of the periods presented if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003	2002
	(As restated)	(As restated)	(As restated)
Net income (in thousands):
As reported	$15,726	$11,131	$1,438
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(324)	(287)	(278)

Pro forma	$15,402	$10,814	$1,160

Basic earnings per share:
As reported	$0.80	$0.61	$0.08
Pro forma	$0.79	$0.60	$0.06
Diluted earnings per share:
As reported	$0.76	$0.61	$0.08
Pro forma	$0.75	$0.59	$0.06

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim financial statements included in our Quarterly Reports filed on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions rather than as sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet.

Below is a summary of the effects of the restatement on our consolidated balance sheet as of September 30, 2004 and September 25, 2003 (amounts in thousands):

	September 30, 2004			September 25, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Property and equipment, net	$411,501	$170,741	$582,242	$400,609	$78,248	$478,857
Total assets	1,062,140	170,741	1,232,881	914,165	78,248	992,413
Current maturities of lease finance obligations	1,197	1,577	2,774	1,375	1,387	2,762
Lease finance obligations	14,582	175,858	190,440	15,779	80,331	96,110
Deferred income taxes	63,257	(2,325)	60,932	50,015	(1,181)	48,834
Other noncurrent liabilities	21,045	(1,110)	19,935	15,922	(857)	15,065
Total other liabilities	698,996	172,423	871,419	602,801	78,293	681,094
Accumulated earnings	18,897	(3,259)	15,638	1,344	(1,432)	(88)
Total shareholders’ equity	152,186	(3,259)	148,927	128,665	(1,432)	127,233
Total liabilities and shareholders’ equity	1,062,140	170,741	1,232,881	914,165	78,248	992,413

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the effects of the restatement on our consolidated statement of operations stating both previously reported and restated amounts for the fiscal years ended September 30, 2004, September 25, 2003, and September 26, 2002, respectively (amounts in thousands):

	September 30, 2004			September 25, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Operating, general, and administrative expenses	$438,026	$(18,689)	$419,337	$382,682	$(9,298)	$373,384
Depreciation and amortization	56,302	4,609	60,911	54,403	1,364	55,767
Total operating expenses	494,328	(14,080)	480,248	437,085	(7,934)	429,151
Income from operations	96,515	14,080	110,595	73,719	7,934	81,653
Interest expense	(47,206)	(17,051)	(64,257)	(49,265)	(8,540)	(57,805)
Total other expenses	(68,617)	(17,051)	(85,668)	(49,348)	(8,540)	(57,888)
Income before income taxes	27,898	(2,971)	24,927	24,371	(606)	23,765
Income tax expense	(10,345)	1,144	(9,201)	(9,385)	233	(9,152)
Net income	17,553	(1,827)	15,726	11,504	(373)	11,131

	September 26, 2002
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations:
Operating, general, and administrative expenses	$367,299	$(9,003)	$358,296
Depreciation and amortization	54,251	1,312	55,563
Total operating expenses	421,550	(7,691)	413,859
Income from operations	53,852	7,691	61,543
Interest expense	(51,646)	(8,286)	(59,932)
Total other expenses	(50,918)	(8,286)	(59,204)
Income before income taxes	2,934	(595)	2,339
Income tax expense	(1,130)	229	(901)
Net income	1,804	(366)	1,438

Below is a summary of the effects of the restatement on our consolidated statement of cash flows stating both previously reported amounts and restated amounts for the fiscal years ended September 30, 2005, September 25, 2003 and September 26, 2002, respectively (amounts in thousands):

	September 30, 2004			September 25, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$115,587	$1,385	$116,972	$68,264	$473	$68,737
Net cash used in investing activities	(129,965)	(97,104)	(227,069)	(22,357)	(2,000)	(24,357)
Net cash provided by (used in) financing activities	49,525	95,719	145,244	(15,242)	1,527	(13,715)
Net increase in cash and cash equivalents	35,147	—	35,147	30,665	—	30,665

	September 26, 2002
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$53,984	$400	$54,384
Net cash used in investing activities	(20,313)	(2,799)	(23,112)
Net cash used in financing activities	(42,046)	2,399	(39,647)
Net decrease in cash and cash equivalents	(8,375)	—	(8,375)

Also, this restatement includes the addition of non-cash disclosures to the cash flow statement related to accrued purchases of property and equipment and the cashless exercise of warrants to purchase common stock.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ACQUISITION OF RELATED BUSINESS

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

The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million lease finance transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. We funded the second transaction with $80.0 million of debt through borrowings under an amendment to our existing senior secured credit facility, see Note 7—Long-Term Debt, and available cash.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2004	2003
	(As restated)	(As restated)
Total revenues	$3,504,934	$3,158,941

Net income before cumulative effect adjustment	15,754	24,318
Net income	15,754	20,836
Earnings per share before cumulative effect adjustment
Basic	$0.80	$1.34
Diluted	$0.76	$1.32
Earnings per share
Basic	$0.80	$1.15
Diluted	$0.76	$1.13

During fiscal 2004, we also acquired one store located in South Carolina in a separate immaterial acquisition.

NOTE 4—INVENTORIES

At September 30, 2004 and September 25, 2003, inventories consisted of the following (in thousands):

	2004	2003
Inventories at FIFO cost:
Merchandise	$75,292	$74,483
Gasoline	29,881	20,996

	105,173	95,479
Less adjustment to LIFO cost:
Merchandise	(9,945)	(11,323)

Inventories at LIFO cost	$95,228	$84,156

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The positive effect on cost of sales of LIFO inventory liquidations was $42 thousand, $1.2 million and $692 thousand for fiscal 2004, 2003, and 2002, respectively.

NOTE 5—PROPERTY AND EQUIPMENT

At September 30, 2004 and September 25, 2003, property and equipment consisted of the following (in thousands):

	2004	2003
	(As restated)	(As restated)
Land	$159,932	$126,011
Buildings	232,656	174,731
Equipment	428,605	387,502
Leasehold improvements	81,678	72,221
Construction in progress	15,655	10,460

	918,526	770,925
Less—accumulated depreciation and amortization	(336,284)	(292,068)

Property and equipment, net	$582,242	$478,857

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

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

Amortization expense related to noncompete agreements was $428 thousand, $626 thousand and $725 thousand for fiscal 2004, 2003 and 2002, respectively. The weighted average amortization period of all noncompete agreements is 29.2 years. Additionally, as a result of the Golden Gallon® acquisition we recorded $2.8 million related to the trademark. This asset was determined to have an indefinite useful life and therefore no amortization was recorded, see also Note 3—Acquisition of Related Business. Estimated amortization expense for each of the five fiscal years following September 30, 2004 and thereafter is: $351 thousand in fiscal 2005; $305 thousand in fiscal 2006; $206 thousand in fiscal 2007; $197 thousand in fiscal 2008; $197 thousand in fiscal 2009 and a total of $4.9 million thereafter. Other intangible assets are classified in other noncurrent assets in the accompanying consolidated balance sheets.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT

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

On April 14, 2003, we entered into a new senior secured credit facility, which consisted of a $253.0 million first lien term loan, a $51.0 million second lien term loan and a $52.0 million revolving credit facility, each maturing March 31, 2007. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under the previously existing senior credit facility and loan origination costs. The term loans were issued with an original issue discount of $4.6 million. We incurred approximately $7.2 million in costs associated with issuance of the new senior credit facility, which were deferred and will be amortized over the life of the new senior credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of deferred financing costs associated with the previous credit facility and which is included in loss on extinguishment of debt (see Note 12—Interest Expense and Loss on Extinguishment of Debt).

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

We recorded a loss on the redemption of our 10.25% senior subordinated notes and refinancing of the senior credit facility of approximately $23.1 million (see Note 12—Interest Expense and Loss on Extinguishment of Debt).

The senior secured credit facility contains various restrictive covenants including a maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default. At September 30, 2004, we were not in compliance with all covenants and restrictions related to all outstanding borrowings. As a result of the restatement described in Note 2—Restatement of Previously Issued Financial Statements, we recorded a lease finance obligation in excess of the amount allowed under our covenants. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease financing obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

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

NOTE 8—LEASE FINANCE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at September 30, 2004 and September 25, 2003 are summarized as follows (amounts in thousands):

	September 30, 2004	September 25, 2003
	(As restated)	(As restated)
Land	$80,241	$47,425
Buildings	118,978	60,711
Equipment	5,004	—
Accumulated Depreciation	(20,722)	(15,632)

	$183,501	$92,504

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 30, 2004 (amounts in thousands):

Fiscal year	Lease Finance Obligations	Operating Leases
2005	$22,506	$45,566
2006	22,392	42,073
2007	22,407	39,448
2008	22,233	37,107
2009	22,167	33,278
Later years	275,531	155,180

Total minimum lease payments	$387,236	$352,652

Amount representing interest	194,022

Present value of minimum lease payments	193,214
Less – current maturities	2,774

	$190,440

Rental expense for operating leases was approximately $54.3 million for each of fiscal 2004, 2003 and 2002. We have facility leases with step rent provisions, capital improvement funding, and other forms of lease concessions. In accordance with generally accepted accounting principles, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2004, 2003 and 2002, we entered into lease finance obligations with unrelated parties with net proceeds of $97.1 million, $2.0 million and $2.8 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. Included in the fiscal 2004 lease finance obligations is $94.5 million related to the Golden Gallon® transaction (see Note 3—Acquisition of Related Business). We retained ownership of all personal property and gasoline marketing equipment at these locations.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 10—COMPREHENSIVE INCOME (DEFICIT)

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

NOTE 11—ASSET RETIREMENT OBLIGATIONS

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2004	2003
Beginning balance	$9,240	$8,443
Liabilities incurred	3,862	191
Liabilities assumed – acquisitions	1,236	—
Liabilities settled	(376)	(159)
Accretion expense	856	765

Ending balance	$14,818	$9,240

NOTE 12—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	2004	2003	2002
	(As restated)	(As restated)	(As restated)
Interest on long-term debt, including amortization of deferred financing costs	$43,180	$41,572	$39,577
Interest on lease finance obligations	19,259	10,821	10,475
Interest rate swap settlements	3,427	8,470	8,840
Fair market value change in non-qualifying derivatives	(1,312)	(3,381)	926
Miscellaneous	(297)	323	114

Subtotal: Interest expense	$64,257	$57,805	$59,932
Loss on debt extinguishment	23,087	2,888	—

Total interest expense and loss on extinguishment of debt	$87,344	$60,693	$59,932

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

NOTE 13—INCOME TAXES

The components of income tax expense are summarized below (in thousands):

	2004	2003	2002
	(As restated)	(As restated)	(As restated)
Current:
Federal	$272	$—	$—
State	4	—	—

	$276	$—	$—

Deferred:
Federal	$7,882	$8,082	$796
State	1,043	1,070	105

	8,925	9,152	901

	$9,201	$9,152	$901

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004 and September 25, 2003, deferred income tax (liabilities) and assets are comprised of the following (in thousands):

	2004	2003
	(As restated)	(As restated)
Property and equipment	$(58,761)	$(66,360)
Inventories	(3,335)	(3,430)
Amortization of intangibles	(25,303)	(15,275)
Environmental	(1,533)	(824)
Other	(2,781)	(67)

Gross deferred income tax liabilities	(91,713)	(85,956)

Accrued insurance	6,534	4,634
Asset retirement obligation	3,024	2,180
Deferred revenue	10,602	7,565
Reserve for closed stores	2,128	1,382
Impairment of long lived assets	1,924	—
Other	4,565	4,865

Gross deferred income tax assets	28,777	20,626

Net operating loss carryforwards	5,612	17,065
General business credits	1,239	1,024
AMT credits	2,660	2,741

Net deferred income tax liability	$(53,425)	$(44,500)

As of September 30, 2004 and September 25, 2003, net current deferred income tax assets totaled $7.5 million and $4.3 million, respectively, and net noncurrent deferred income tax liabilities totaled $60.9 million and $48.8 million, respectively.

Reconciliations of income taxes at the federal statutory rate (34%) to actual income tax expense for each of the periods presented are as follows (in thousands):

	2004	2003	2002
	(As restated)	(As restated)	(As restated)
Tax expense at Federal statutory rate	$8,475	$8,080	$795
Tax expense at state rate, net of federal tax expense	983	899	83
Permanent differences:
Other permanent items, net	(257)	173	23

Net income tax expense	$9,201	$9,152	$901

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

McLane Company, Inc. (“McLane”)—We purchase over 50% of our general merchandise from a single wholesaler, McLane. Our arrangement with McLane is governed by a five-year distribution service agreement, which was amended on October 5, 2002 and expires on October 10, 2008. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we were to default under the contract or terminate the distribution service agreement prior to October 10, 2008, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with generally accepted accounting principles, the original service allowances received and all future service allowances are amortized and recognized as a reduction to cost of goods sold on a straight-line method over the life of the agreement.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15—BENEFIT PLANS

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

NOTE 16—COMMON STOCK

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

Upon completion of the IPO, Freeman Spogli & Co. (“Freeman Spogli”) owned approximately 9,349,524 shares and owned warrants for the purchase of an additional 2,346,000 shares giving Freeman Spogli beneficial ownership of approximately 57.2% of the outstanding common stock (including shares underlying warrants). Prior to fiscal 2004, Freeman Spogli had purchased an additional 2,466,014 shares from other stockholders. On December 9, 2003, Freeman Spogli exercised the warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price on each of the ten days prior to December 9, 2003, or $23.68 per share. Consequently, upon exercise, Freeman Spogli received 1,607,855 shares of common stock. As there were no cash proceeds from the warrant exercise, we recorded the par value of the common stock issued with a corresponding reduction in additional paid-in capital.

During January, 2004 we completed a secondary stock offering in which Freeman Spogli and other selling stockholders sold 5,750,000 shares at a public offering price of $20.00 per share, reducing Freeman Spogli’s beneficial ownership to approximately 38.2% of our outstanding common stock.

NOTE 17—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

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

A summary of the status of the plans for the three fiscal years ended September 30, 2004, September 25, 2003, and September 26, 2002 and changes during the years ending on those dates is as follows:

	Shares	Option Price per Share	Weighted Average Exercise Price per Share
September 27, 2001 (709,538 shares exercisable)	1,021,283	$8.82-$13.00	$10.30
Options granted	240,000	4.00-5.12	4.94
Options forfeited	(136,078)	5.12-13.00	10.54

September 26, 2002 (670,558 shares exercisable)	1,125,205	4.00-13.00	9.13

Options granted	430,000	1.66-8.09	2.23
Options forfeited	(249,313)	5.12-13.00	9.15

September 25, 2003 (455,544 shares exercisable)	1,305,892	4.00-13.00	6.85

Options granted	244,000	14.80-19.95	15.33
Options forfeited	(56,834)	1.70-14.80	6.74
Options exercised	(556,305)	1.70-13.00	8.81

September 30, 2004	936,753	$1.66-$19.95	$7.90

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 30, 2004:

Date Granted	Exercise Prices	Number Outstanding September 30, 2004	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
1/15/98	$8.82	207,111	3 years	207,111
8/31/98	11.27	57	4 years	57
6/8/99,9/30/99	13.00	41,100	2 years	41,100
12/29/00	10.00	31,600	3 years	31,600
11/26/01	5.12	76,143	4 years	50,762
3/26/02	4.00	20,000	5 years	13,333
10/22/02	1.66	20,000	5 years	6,667
11/13/02	1.70	244,742	5 years	81,581
1/6/03	3.97	35,000	5 years	11,667
3/25/03	4.50	25,000	6 years	8,333
7/23/03	8.09	10,000	6 years	3,333
10/22/03	14.80	201,000	6 years	—
3/31/04	19.95	25,000	7 years	—

Total		936,753		455,544

As of September 30, 2004 we have approximately 3.5 million shares available for stock option grants.

NOTE 18—EARNINGS PER SHARE

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2004	2003	2002
Income before cumulative effect adjustment	$15,726	$14,613	$1,438
Cumulative effect adjustment	—	(3,482)	—

Net income	$15,726	$11,131	$1,438

Earnings per share—basic:
Weighted average shares outstanding	19,606	18,108	18,108

Income per share before cumulative effect adjustment—basic	$0.80	$0.81	$0.08
Loss per share on cumulative effect adjustment—basic	—	(0.19)	—

Earnings per share—basic	$0.80	$0.61	$0.08

Earnings per share—diluted:
Weighted average shares outstanding	19,606	18,108	18,108
Dilutive impact of options and warrants outstanding	1,063	262	1

Weighted average shares and potential dilutive shares outstanding	20,669	18,370	18,109

Income per share before cumulative effect adjustment—diluted	$0.76	$0.80	$0.08
Loss per share on cumulative effect adjustment—diluted	—	(0.19)	—

Earnings per share—diluted	$0.76	$0.61	$0.08

Options and warrants to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.0 million and 3.4 million for fiscal 2003 and 2002, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—QUARTERLY FINANCIAL DATA (unaudited)

Summary quarterly financial data for fiscal 2004 and 2003, respectively, is as follows (dollars in thousands, except per share amounts):

	Fiscal Year 2004			Fiscal Year 2003
First Quarter	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total revenue	744,441	—	744,441	645,353	—	645,353
Gross profit	140,110	—	140,110	125,991	—	125,991
Income (loss) before income taxes	8,029	(667)	7,362	8,004	(149)	7,855
Income before cumulative effect adjustment	4,937	(410)	4,527	4,920	(92)	4,828
Cumulative effect adjustment, net of tax	—	—	—	(3,482)	—	(3,482)
Net income (loss)	4,937	(410)	4,527	1,438	(92)	1,346

Basic:
Income before cumulative effect adjustment	0.27	(0.02)	0.25	0.27	(0.01)	0.27
Cumulative effect adjustment	—	—	—	(0.19)	—	(0.19)
Net income (loss)	0.27	(0.02)	0.25	0.08	(0.01)	0.07
Diluted:
Income before cumulative effect adjustment	0.24	(0.02)	0.22	0.27	(0.01)	0.27
Cumulative effect adjustment	—	—	—	(0.19)	—	(0.19)
Net income (loss)	0.24	(0.02)	0.22	0.08	(0.01)	0.07

Second Quarter	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total revenue	786,353	—	786,353	666,697	—	666,697
Gross profit	133,227	—	133,227	113,129	—	113,129
Income (loss) before income taxes	(22,897)	(773)	(23,670)	(3,827)	(154)	(3,981)
Income before cumulative effect adjustment	(14,082)	(476)	(14,558)	(2,353)	(95)	(2,448)
Cumulative effect adjustment, net of tax	—	—	—	—	—	—
Net income (loss)	(14,082)	(476)	(14,558)	(2,353)	(95)	(2,448)
Basic and diluted:
Income before cumulative effect adjustment	(0.71)	(0.02)	(0.74)	(0.13)	(0.01)	(0.14)
Cumulative effect adjustment	—	—	—	—	—	—
Net loss	(0.71)	(0.02)	(0.74)	(0.13)	(0.01)	(0.14)

Third Quarter	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated

Total revenue	928,327	—	928,327	704,486	—	704,486
Gross profit	153,710	—	153,710	135,017	—	135,017
Income (loss) before income taxes	22,234	(768)	21,466	9,894	(152)	9,742
Income before cumulative effect adjustment	13,674	(472)	13,202	6,085	(93)	5,992
Cumulative effect adjustment, net of tax	—	—	—	—	—	—
Net income (loss)	13,674	(472)	13,202	6,085	(93)	5,992
Basic:
Income before cumulative effect adjustment	0.68	(0.02)	0.66	0.34	(0.01)	0.33
Cumulative effect adjustment	—	—	—	—	—	—
Net income (loss)	0.68	(0.02)	0.66	0.34	(0.01)	0.33
Diluted:
Income before cumulative effect adjustment	0.66	(0.02)	0.64	0.33	(0.01)	0.32
Cumulative effect adjustment	—	—	—	—	—	—
Net income (loss)	0.66	(0.02)	0.64	0.33	(0.01)	0.32

Fourth Quarter (1)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total revenue	1,033,964	—	1,033,964	733,824	—	733,824
Gross profit	163,796	—	163,796	136,667	—	136,667
Income (loss) before income taxes	20,532	(763)	19,769	10,300	(151)	10,149
Income before cumulative effect adjustment	13,024	(469)	12,555	6,334	(93)	6,241
Cumulative effect adjustment, net of tax	—	—	—	—	—	—
Net income (loss)	13,024	(469)	12,555	6,334	(93)	6,241
Basic:
Income before cumulative effect adjustment	0.65	(0.02)	0.62	0.35	(0.01)	0.34
Cumulative effect adjustment	—	—	—	—	—	—
Net income (loss)	0.65	(0.02)	0.62	0.35	(0.01)	0.34
Diluted:
Income before cumulative effect adjustment	0.63	(0.02)	0.60	0.33	(0.00)	0.33
Cumulative effect adjustment	—	—	—	—	—	—
Net income (loss)	0.63	(0.02)	0.60	0.33	(0.00)	0.33

Year	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Total revenue	3,493,085	—	3,493,085	2,750,360	—	2,750,360
Gross profit	590,843	—	590,843	510,804	—	510,804
Income (loss) before income taxes	27,898	(2,971)	24,927	24,371	(606)	23,765
Income before cumulative effect adjustment	17,553	(1,827)	15,726	14,986	(373)	14,613
Cumulative effect adjustment, net of tax	—	—	—	(3,482)	—	(3,482)
Net income (loss)	17,553	(1,827)	15,726	11,504	(373)	11,131
Basic:
Income before cumulative effect adjustment	0.90	(0.09)	0.80	0.83	(0.02)	0.81
Cumulative effect adjustment	—	—	—	(0.19)	—	(0.19)
Net income (loss)	0.90	(0.09)	0.80	0.64	(0.02)	0.61
Diluted:
Income before cumulative effect adjustment	0.85	(0.09)	0.76	0.82	(0.02)	0.80
Cumulative effect adjustment	—	—	—	(0.19)	—	(0.19)
Net income (loss)	0.85	(0.09)	0.76	0.63	(0.02)	0.61

(1)	The fourth quarter of fiscal 2004 was a 14 week period due to the 53 week year, rather than a 13 week period as it was in fiscal 2003, which was a 52 week year.

NOTE 20—SUBSEQUENT EVENTS

Subsequent to the end of fiscal 2004, we completed a secondary stock offering in which Freeman Spogli sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. As a result of this sale, Freeman Spogli beneficially owns 3,884,369 shares, or approximately 19.1%, of our common stock as of December 7, 2004. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19. Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we will account for the forward sale agreement as equity with an initial fair value of zero. We will apply the treasury stock method of accounting to the shares covered by the forward sale agreement in determining diluted shares outstanding.

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

On April 20, 2005, we partially settled the forward sale agreement by issuing and delivering 1,078,697 shares of our common stock, par value $.01 per share. In connection with the partial settlement, we received $23.8 million in proceeds. On August 17, 2005 we settled the remaining shares subject to the forward sale agreement by issuing and delivering 421,303 shares of our common stock, par value $.01 per share. In connection with the final partial settlement, we received $9.3 million in proceeds.

On April 22, 2005, we completed the acquisition of 53 convenience stores operating under the Cowboys® banner in Alabama (23), Georgia (29) and Mississippi (1) from D&D Oil Company, Inc., or D&D Oil. The purchase price was funded from available cash and approximately $23.8 million in proceeds from the partial settlement of the forward equity sale agreement we executed in October 2004, as described above. We will be leasing all of the stores under operating leases primarily from the seller. In connection with the acquisition, we entered into an amendment to the Distribution Services Agreement dated October 10, 1999 by and between The Pantry, Inc., Lil’ Champ Food Stores, Inc. and McLane Company, Inc. (the “Agreement”). The amendment extends the term of the Agreement until April 21, 2010. In addition, the amendment requires McLane to pay us certain additional fees relating to the stores currently covered by the Agreement, as well as additional fees relating to the stores acquired by us in connection with the acquisition of D&D Oil, and modifies certain provisions of the Agreement relating to service charges and rebate amounts.

On August 5, 2005 we entered into an amendment to the loan agreement under our senior credit facility that, among other things:

•	eliminates any dollar limitation on additional indebtedness and capital lease obligations so long as borrowings are incurred to finance acquisitions, certain capital expenditures and related fees and expenses;

•	increases by 50 basis-points the loan agreement’s exiting leverage ratio requirements that are based on debt/EBITDA (as such terms are defined in the loan agreement); and

•	increases the limitation on net capital expenditures from 30 percent to 35 percent of EBITDA (as such term is defined in the loan agreement).

In connection with the amendment, we also received from our lenders a waiver of certain defaults in the loan agreement caused by the restatement of our previously issued financial statements discussed herein.

On August 18, 2005, we completed the acquisition of 23 convenience stores operating under the Sentry Food Mart banner in Virginia. The purchase prices was funded from available cash and approximately $9.3 million in proceeds from the final settlement of the forward equity sale agreement we executed in October 2004, as described above.

On August 29, 2005 Hurricane Katrina made landfall in Louisiana. We operate a total of 85 stores in Mississippi (53), Alabama (24) and Louisiana (8) which were the states most heavily impacted. As of August 30, 2005 we are evaluating the damage from this storm and cannot provide an estimate of loss.

NOTE 21—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility and our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all of our direct and indirect subsidiaries. Combined financial information, which has been restated for the effects of the items discussed in Note 2 - Restatement of Previously Issued Financial Statements, for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses and other current assets	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	582,242	—	—	582,242

Other assets:
Goodwill	341,652	—	—	341,652
Deferred financing costs, net	8,612	—	—	8,612
Environmental receivables	15,137	—	—	15,137
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	11,349	57	—	11,406

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,250,068	$43,931	$(61,118)	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of lease finance obligations	2,774	—	—	2,774
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	212,600	—	(65)	212,535

Other liabilities:
Long-term debt	551,010	—	—	551,010
Lease finance obligations	190,440	—	—	190,440
Environmental reserves	14,051	—	—	14,051
Deferred income taxes	60,932	—	—	60,932
Deferred revenue	35,051	—	—	35,051
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	19,933	2	—	19,935

Total other liabilities	888,541	3,210	(20,332)	871,419

SHAREHOLDERS’ EQUITY:
Common stock	204	523	(523)	204
Additional paid-in capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income	206	—	—	206
Accumulated earnings (deficit)	15,638	(353)	353	15,638

Total shareholders’ equity	148,927	40,721	(40,721)	148,927

Total liabilities and shareholders’ equity	$1,250,068	$43,931	$(61,118)	$1,232,881

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,172,846	$—	$—	$1,172,846
Gasoline sales	2,320,239	—	—	2,320,239

Total revenues	3,493,085	—	—	3,493,085

Cost of sales:
Merchandise	747,419	—	—	747,419
Gasoline	2,154,823	—	—	2,154,823

Total cost of sales	2,902,242	—	—	2,902,242

Gross profit	590,843	—	—	590,843

Operating expenses:
Operating, general and administrative expenses	419,337	—	—	419,337
Depreciation and amortization	60,911	—	—	60,911

Total operating expenses	480,248	—	—	480,248

Income from operations	110,595	—	—	110,595

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	(23,087)
Interest expense	(64,257)	—	—	(64,257)
Miscellaneous	1,676	—	—	1,676

Total other expense	(85,668)	—	—	(85,668)

Income before income taxes	24,927	—	—	24,927
Income tax expense	(9,201)	—	—	(9,201)

Net income	$15,726	$—	$—	$15,726

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,726	$—	$—	$15,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,911	—	—	60,911
Provision for income taxes	9,201	—	—	9,201
Loss on extinguishment of debt	23,087	—	—	23,087
Gain on sale of property and equipment	(2,929)	—	—	(2,929)
Impairment of long-lived assets	7,417	—	—	7,417
Fair market value change in non-qualifying derivatives	(1,310)	—	—	(1,310)
Provision for closed stores	1,933	—	—	1,933
Amortization of deferred loan costs	2,227	—	—	2,227
Amortization of long-term debt discount	534	—	—	534
Changes in operating assets and liabilities, net:
Receivables	(11,146)	—	—	(11,146)
Inventories	(977)	—	—	(977)
Prepaid expenses and other current assets	(7,005)	—	—	(7,005)
Other noncurrent assets	242	—	—	242
Accounts payable	30,830	—	—	30,830
Other current liabilities and accrued expenses	(7,506)	—	—	(7,506)
Reserves for environmental expenses	(447)	—	—	(447)
Other noncurrent liabilities	(3,816)	—	—	(3,816)

Net cash provided by operating activities	116,972	—	—	116,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,916)	—	—	(51,916)
Proceeds from sale of land, building and equipment	10,454	—	—	10,454
Acquisitions of related businesses, net of cash acquired	(185,607)	—	—	(185,607)

Net cash used in investing activities	(227,069)	—	—	(227,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(2,760)	—	—	(2,760)
Principal repayments of long-term debt	(617,412)	—	—	(617,412)
Proceeds from issuance of long-term debt	675,000	—	—	675,000
Proceeds from issuance of lease finance obligations	97,104	—	—	97,104
Proceeds from exercise of stock options, net of repurchases	4,899	—	—	4,899
Repayments of shareholder loans	173	—	—	173
Other financing costs	(11,760)	—	—	(11,760)

Net cash provided by financing activities	145,244	—	—	145,244

Net increase in cash	35,147	—	—	35,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF YEAR	$108,048	$—	$—	$108,048

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$72,901	$—	$—	$72,901
Receivables, net	30,423	—	—	30,423
Inventories	84,156	—	—	84,156
Prepaid expenses and other current assets	6,324	2	—	6,326
Property held for sale	2,013	—	—	2,013
Deferred income taxes	4,334	—	—	4,334

Total current assets	200,151	2	—	200,153

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	478,857	—	—	478,857

Other assets:
Goodwill	278,629	—	—	278,629
Deferred financing costs, net	10,757	—	—	10,757
Environmental receivables	15,109	—	—	15,109
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other	8,851	57	—	8,908

Total other assets	289,869	43,929	(20,395)	313,403

Total assets	$1,009,600	$43,931	$(61,118)	$992,413

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$27,558	$—	$—	$27,558
Current maturities of lease finance obligations	2,762	—	—	2,762
Accounts payable	78,885	—	—	78,885
Accrued interest	11,924	—	—	11,924
Accrued compensation and related taxes	12,840	—	—	12,840
Other accrued taxes	16,510	—	—	16,510
Accrued insurance	12,293	—	—	12,293
Other accrued liabilities	21,379	—	(65)	21,314

Total current liabilities	184,151	—	(65)	184,086

Other liabilities:
Long-term debt	470,011	—	—	470,011
Lease finance obligations	96,110	—	—	96,110
Environmental reserves	13,823	—	—	13,823
Deferred income taxes	48,834	—	—	48,834
Deferred revenue	37,251	—	—	37,251
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	15,063	2	—	15,065

Total other liabilities	698,216	3,210	(20,332)	681,094

SHAREHOLDERS’ EQUITY:
Common stock	182	523	(523)	182
Additional paid-in capital	128,002	40,551	(40,551)	128,002
Shareholder loans	(173)	—	—	(173)
Accumulated other comprehensive deficit	(690)	—	—	(690)
Accumulated earnings (deficit)	(88)	(353)	353	(88)

Total shareholders’ equity	127,233	40,721	(40,721)	127,233

Total liabilities and shareholders’ equity	$1,009,600	$43,931	$(61,118)	$992,413

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,009,698	$—	$—	$1,009,698
Gasoline sales	1,740,662	—	—	1,740,662

Total revenues	2,750,360	—	—	2,750,360

Cost of sales:
Merchandise	644,178	—	—	644,178
Gasoline	1,595,378	—	—	1,595,378

Total cost of sales	2,239,556	—	—	2,239,556

Gross profit	510,804	—	—	510,804

Operating expenses:
Operating, general and administrative expenses	373,384	—	—	373,384
Depreciation and amortization	55,767	—	—	55,767

Total operating expenses	429,151	—	—	429,151

Income from operations	81,653	—	—	81,653

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Loss on extinguishment of debt	(2,888)	—	—	(2,888)
Interest expense	(57,805)	—	—	(57,805)
Miscellaneous	2,805	—	—	2,805

Total other expense	(57,888)	—	—	(57,888)

Income before income taxes	23,765	—	—	23,765
Income tax expense	(9,152)	—	—	(9,152)

Income before cumulative effect adjustment	14,613	—	—	14,613
Cumulative effect adjustment, net of tax	(3,482)	—		(3,482)

Net income	$11,131	$—	$—	$11,131

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,131	$—	$—	$11,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,767	—	—	55,767
Provision for deferred income taxes	9,152	—	—	9,152
Loss on extinguishment of debt	2,888	—	—	2,888
Loss on sale of property and equipment	2,051	—	—	2,051
Impairment of long-lived assets	1,850	—	—	1,850
Fair market value change in non-qualifying derivatives	(3,381)	—	—	(3,381)
Provision for closed stores	2,469	—	—	2,469
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	2,610	—	—	2,610
Amortization of long-term debt discount	529	—	—	529
Changes in operating assets and liabilities, net:
Receivables	563	—	—	563
Inventories	281	—	—	281
Prepaid expenses	(2,818)	—	—	(2,818)
Other noncurrent assets	178	—	—	178
Accounts payable	(14,973)	—	—	(14,973)
Other current liabilities and accrued expenses	9,532	—	—	9,532
Reserves for environmental expenses	538	—	—	538
Other noncurrent liabilities	(13,112)	—	—	(13,112)

Net cash provided by operating activities	68,737	—	—	68,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(28,231)	—	—	(28,231)
Proceeds from sale of property and equipment	5,673	—	—	5,673
Acquisitions of related businesses, net of cash acquired	(1,799)	—	—	(1,799)

Net cash used in investing activities	(24,357)	—	—	(24,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,856)	—	—	(1,856)
Principal repayments of long-term debt	(306,577)	—	—	(306,577)
Proceeds from issuance of long-term debt	299,440	—	—	299,440
Proceeds from issuance of lease finance obligations	2,000	—	—	2,000
Repayments of shareholder loans	535	—	—	535
Other financing costs	(7,257)	—	—	(7,257)

Net cash used in financing activities	(13,715)	—	—	(13,715)

Net increase in cash	30,665	—	—	30,665
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,236	—	—	42,236

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,901	$—	$—	$72,901

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,012,786	$—	$—	$1,012,786
Gasoline sales	1,470,732	—	—	1,470,732

Total revenues	2,483,518	—	—	2,483,518

Cost of sales:
Merchandise	658,933	—	—	658,933
Gasoline	1,349,183	—	—	1,349,183

Total cost of sales	2,008,116	—	—	2,008,116

Gross profit	475,402	—	—	475,402

Operating expenses:
Operating, general and administrative expenses	358,296	—	—	358,296
Depreciation and amortization	55,563	—	—	55,563

Total operating expenses	413,859	—	—	413,859

Income from operations	61,543	—	—	61,543

Equity in earnings of subsidiaries	—	—	—	—

Other income (expense):
Interest expense	(59,932)	—	—	(59,932)
Miscellaneous	728	—	—	728

Total other expense	(59,204)	—	—	(59,204)

Income before income taxes	2,339	—	—	2,339
Income tax expense	(901)	—	—	(901)

Net income	$1,438	$—	$—	$1,438

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 26, 2002

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminators	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,438	$—	$—	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,293	—	—	53,293
Provision for deferred income taxes	901	—	—	901
Loss on sale of property and equipment	601		—	601
Impairment of long-lived assets	383	—	—	383
Fair market value change in non-qualifying derivatives	926	—	—	926
Provision for closed stores	2,073	—	—	2,073
Amortization of deferred loan costs	2,270	—	—	2,270
Changes in operating assets and liabilities, net:
Receivables	(5,085)	—	—	(5,085)
Inventories	(2,705)	—	—	(2,705)
Prepaid expenses	(43)	—	—	(43)
Other noncurrent assets	370	—	—	370
Accounts payable	(311)	—	—	(311)
Other current liabilities and accrued expenses	12,688	—	—	12,688
Reserves for environmental expenses	1,078	—	—	1,078
Other noncurrent liabilities	(13,493)	—	—	(13,493)

Net cash provided by operating activities	54,384	—	—	54,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(31,985)	473	—	(31,512)
Proceeds from sale of land, building and equipment	8,912	—	—	8,912
Intercompany notes receivable (payable)	473	(473)	—	—
Acquisitions of related businesses, net of cash acquired	(512)	—	—	(512)

Net cash used in investing activities	(23,112)	—	—	(23,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under capital leases	(1,599)	—	—	(1,599)
Principal repayments of long-term debt	(40,000)	—	—	(40,000)
Proceeds from issuance of lease finance obligations	2,799			2,799
Proceeds from exercise of stock options, net of repurchases	(41)	—	—	(41)
Repayments of shareholder loans	129	—	—	129
Other financing costs	(935)	—	—	(935)

Net cash used in financing activities	(39,647)	—	—	(39,647)

Net decrease in cash	(8,375)	—	—	(8,375)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,611	—	—	50,611

CASH AND CASH EQUIVALENTS, END OF YEAR	$42,236	$—	$—	$42,236

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

As disclosed in the Form 8-K we filed with the SEC on July 28, 2005, after extensive consultation with its independent registered public accountants, on July 26, 2005, the Company’s Board of Directors concluded to restate the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and its unaudited interim period results included in its Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005 to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of the determination by the Company that such transactions contained elements of continuing involvement that precluded the use of the sale-leaseback accounting method. We completed a review of the lease terms in all of the sale-leaseback transactions previously entered into by the Company to verify that all instances of potential continuing involvement were identified that would preclude the use of sale-leaseback accounting treatment. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligations carried on the balance sheet.

In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the restatement for sale-leaseback transactions, management concluded that, as of September 30, 2004 a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company determined that it failed to design and implement appropriate controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance for sale-leaseback transactions.

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

At the time of preparation of this Form 10-K/A, all of the changes discussed above have been implemented, which we believe render the design and operation of our disclosure controls and procedures effective for providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2004 that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Our Directors and Executive Officers

Information on our directors is incorporated by reference from the section entitled “Proposal 1: Election of Directors” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2005. Information on our executive officers is included in the section entitled “Executive Officers” on page 8 of this report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K/A for the year ended September 30, 2004:

(i)	Consolidated Financial Statements—See index on page 29 of this Annual Report on Form 10-K/A for the year ended September 30, 2004.

(ii)	Financial Statement Schedule—See index on page 29 of this Annual Report on Form 10-K/A for the year ended September 30, 2004.

(iii)	Exhibits:

Exhibit No.	Description of Document
2.1(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry.

2.7(1)	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2(2)	Amended and Restated Bylaws of The Pantry.

4.1(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini.

4.2(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.3(13)	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International.

4.4(16)	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014.

4.5(16)	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.4).

4.6(16)	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers.

10.1(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2(2)(6)	Form of Incentive Stock Option Agreement.

Exhibit No.	Description of Document
10.3(4)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4(4)	Contribution to Capital Agreement dated October 23, 1997 by and among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5(15)	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB, as lenders.

10.6(20)	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto.

10.7(15)	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8(15)	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9(4)	Company Trademark Security Agreement dated as of October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent.

10.10(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.

10.11(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.12(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.

10.13(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.14(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.15(4)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent.

10.16(4)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent.

10.17(2)	Form of Subsidiary Guaranty.

10.18(2)	Form of Subsidiary Security Agreement.

10.19(2)	Form of Subsidiary Pledge Agreement.

10.20(2)	Form of Subsidiary Trademark Security Agreement.

10.21(4)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.22(3)(6)	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.23(8)(6)	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini.

Exhibit No.	Description of Document
10.24(9)(6)	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.25(13)(6)	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.26(10)(6)	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry.

10.27(10)(6)	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry.

10.28(10)(6)	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry.

10.29(10)(6)	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry.

10.30(7)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31(2)	Form of Stock Subscription Agreement.

10.32(2)	Stock Purchase Agreement dated as of July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

10.33(8)	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34(11)	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”) dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35(13)	Fourth Amendment to Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36(2)	Form of Indemnification Agreement.

10.37(19)(6)	1999 Stock Option Plan, as amended.

10.38(19)(6)	Form of Incentive Stock Option Agreement.

10.39(11)(6)	Management and Administrative Incentive Plan.

10.40(12)	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.41(17)	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42(12)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43(18)	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003.

Exhibit No.	Description of Document
10.44(12)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.45(13)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.46(14)	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.

10.47(21)	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.

10.48(21)	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

23.2	Consent of Deloitte & Touche, LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 14, 2004.

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811).
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998.
(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(9)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(11)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(12)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(13)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003.
(14)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003.
(15)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.
(16)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060).
(17)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.
(18)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004.
(19)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated September 28, 2004.
(20)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 4, 2004.
(21)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 14, 2004.

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
Peter J. Sodini President and Chief Executive Officer

Date: August 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	August 30, 2005

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Accounting Officer)	August 30, 2005

/s/ TODD W. HALLORAN Todd W. Halloran	Director	August 30, 2005

Bryan E. Monkhouse	Director

/s/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	August 30, 2005

/s/ PETER M. STARRETT Peter M. Starrett	Director	August 30, 2005

/s/ PAUL L. BRUNSWICK Paul M. Brunswick	Director	August 30, 2005

/S/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	August 30, 2005

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	August 30, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions related to acquisitions	Deductions for payments or write-offs	Balance at end of period
Year ended September 30, 2004
Allowance for doubtful accounts	$665	$700	$—	$(948)	$417
Reserve for environmental issues	13,823	437	675	(884)	14,051
Reserve for closed stores	3,201	1,736	—	(1,908)	3,029

	$17,689	$2,873	$675	$(3,740)	$17,497

Year ended September 25, 2003
Allowance for doubtful accounts	$159	$544	$—	$(38)	$665
Reserve for environmental issues	13,285	1,448	—	(910)	13,823
Reserve for closed stores	2,629	2,469	—	(1,897)	3,201

	$16,073	$4,461	$—	$(2,845)	$17,689

Year ended September 26, 2002
Allowance for doubtful accounts	$146	$496	$—	$(483)	$159
Reserve for environmental issues	12,207	1,969	—	(891)	13,285
Reserve for closed stores	2,407	2,073	—	(1,914)	2,629

	$14,760	$4,538	$—	$(3,288)	$16,073

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1(1)	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc.

2.2(1)	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above.

2.3(1)	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC.

2.4(1)	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.5(1)	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above.

2.6(1)	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry.

2.7(1)	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.6 above.

3.1(2)	Amended and Restated Certificate of Incorporation of The Pantry.

3.2(2)	Amended and Restated Bylaws of The Pantry.

4.1(2)	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini.

4.2(3)	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini.

4.3(13)	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International.

4.4(16)	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014.

4.5(16)	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.4).

4.6(16)	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers.

10.1(5)(6)	The Pantry, Inc. 1998 Stock Option Plan.

10.2(2)(6)	Form of Incentive Stock Option Agreement.

10.3(4)	Stock Purchase Agreement dated October 23, 1997 among The Pantry, FSEP III, FSEP International, CB Capital Investors, L.P. and Peter J. Sodini.

10.4(4)	Contribution to Capital Agreement dated October 23, 1997 by and among The Pantry, FSEP III, FSEP International, Chase Manhattan Capital, L.P., and Baseball Partners.

10.5(15)	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation, and Raymond James Bank, FSB, as lenders.

10.6(20)	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto.

Exhibit No.	Description of Document
10.7(15)	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent.

10.8(15)	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent.

10.9(4)	Company Trademark Security Agreement dated as of October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent.

10.10(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.

10.11(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.12(4)	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent.

10.13(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.14(4)	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent.

10.15(4)	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent.

10.16(4)	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent.

10.17(2)	Form of Subsidiary Guaranty.

10.18(2)	Form of Subsidiary Security Agreement.

10.19(2)	Form of Subsidiary Pledge Agreement.

10.20(2)	Form of Subsidiary Trademark Security Agreement.

10.21(4)(6)	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry.

10.22(3)(6)	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.23(8)(6)	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.24(9)(6)	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.25(13)(6)	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini.

10.26(10)(6)	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry.

10.27(10)(6)	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry.

10.28(10)(6)	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry.

10.29(10)(6)	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry.

10.30(7)	The Pantry Inc. 1998 Stock Subscription Plan.

10.31(2)	Form of Stock Subscription Agreement.

10.32(2)	Stock Purchase Agreement dated as of July 2, 1998 among The Pantry, FSEP IV and CB Capital Investors, L.P.

Exhibit No.	Description of Document
10.33(8)	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc., as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001, and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.34(11)	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”) dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.35(13)	Fourth Amendment to Distribution Service Agreement dated October 16, 2003, by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.36(2)	Form of Indemnification Agreement.

10.37(19)(6)	1999 Stock Option Plan, as amended.

10.38(19)(6)	Form of Incentive Stock Option Agreement.

10.39(11)(6)	Management and Administrative Incentive Plan.

10.40(12)	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.41(17)	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.42(12)	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.43(18)	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003.

10.44(12)	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP.

10.45(13)	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender.

10.46(14)	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.

10.47(21)	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters.

10.48(21)	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated

Exhibit No.	Description of Document
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1*	Subsidiaries of The Pantry.

23.1*	Consent of Deloitte & Touche, LLP.

23.2	Consent of Deloitte & Touche, LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the Securities and Exchange Commission on December 14, 2004.

(1)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 31, 2003.
(2)	Incorporated by reference from The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221).
(3)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999.
(4)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811).
(5)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997.
(6)	Represents a management contract or compensation plan arrangement.
(7)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998.
(8)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001.
(9)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002.
(10)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003.
(11)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002.
(12)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003.
(13)	Incorporated by reference from The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003.
(14)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003.
(15)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated March 17, 2004.
(16)	Incorporated by reference from The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060).
(17)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated June 29, 2004.
(18)	Incorporated by reference from The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004.
(19)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated September 28, 2004.
(20)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 4, 2004.
(21)	Incorporated by reference from The Pantry’s Current Report on Form 8-K dated October 14, 2004.