Form 10-Q/A
period 2004-12-30
PANTRY INC
filed 2005-08-31
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2004

Commission File Number : 000-25813

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

THE PANTRY, INC.

Explanatory Note

As previously disclosed, our management and audit committee of our Board of Directors have determined that our financial statements for each of the three years in the period ending September 30, 2004 and for the first two quarters of fiscal 2005 should be restated to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of the determination by the Company that such transactions must be accounted for as financing transactions, with the assets and related financing obligation carried on the balance sheet, rather than as sale-leaseback transactions. These transactions had previously been recorded primarily as operating leases. These non-cash adjustments have no impact on historical or future cash flows or the timing of payments under the impacted lease agreements. In addition, the restatement also includes the recognition of previously unrecorded accrued capital expenditures on a quarterly basis.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends Items 1, 2 and 4 of Part I and Items 1 and 6 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2004, filed with the Securities and Exchange Commission on February 8, 2005. The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2004 in the form filed on February 8, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for disclosure contained in Item 1 of Part II.

THE PANTRY, INC.

FORM 10-Q/A

DECEMBER 30, 2004

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 30, 2004	September 30, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$112,109	$108,048
Receivables, net	38,852	43,664
Inventories	94,645	95,228
Prepaid expenses and other current assets	12,929	13,446
Property held for sale	5,592	5,939
Deferred income taxes	9,549	7,507

Total current assets	273,676	273,832

Property and equipment, net (Note 2)	578,796	582,242

Other assets:
Goodwill (Note 3)	341,652	341,652
Other (Notes 2, 3, 4, and 6)	35,688	35,155

Total other assets	377,340	376,807

Total assets	$1,229,812	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$16,029	$16,029
Current maturities of lease finance obligations (Note 2)	2,812	2,774
Accounts payable	102,369	121,151
Accrued interest (Note 5)	8,725	2,742
Accrued compensation and related taxes	12,293	14,369
Income and other accrued taxes	15,676	18,849
Accrued insurance	18,674	17,228
Other accrued liabilities	13,858	19,393

Total current liabilities	190,436	212,535

Other liabilities:
Long-term debt (Note 5)	551,003	551,010
Lease finance obligations (Note 2)	190,231	190,440
Deferred income taxes	64,343	60,932
Deferred revenue	34,963	35,051
Other noncurrent liabilities (Note 4)	34,663	33,986

Total other liabilities	875,203	871,419

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6,7,and 10)
Common stock, $.01 par value, 50,000,000 shares authorized; 20,322,242 and 20,271,757 issued and outstanding at December 30, 2004 and September 30, 2004, respectively	203	204
Additional paid-in capital	135,232	132,879
Accumulated other comprehensive income, net (Note 7)	660	206
Accumulated earnings	28,078	15,638

Total shareholders’ equity	164,173	148,927

Total liabilities and shareholders’ equity	$1,229,812	$1,232,881

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 30, 2004	December 25, 2003
	(As restated, see Note 2) (13 weeks)	(As restated, see Note 2) (13 weeks)
Revenues:
Merchandise	$287,067	$270,149
Gasoline	654,476	474,292

Total revenues	941,543	744,441

Cost of sales:
Merchandise	182,975	170,975
Gasoline	604,589	433,356

Total cost of sales	787,564	604,331

Gross profit	153,979	140,110
Operating expenses:
Operating, general and administrative expenses (Note 2)	105,176	100,796
Depreciation and amortization (Note 2)	15,586	15,114

Total operating expenses	120,762	115,910

Income from operations	33,217	24,200

Other income (expense):
Interest expense (Note 2 and 8)	(13,412)	(17,099)
Miscellaneous	422	261

Total other expense	(12,990)	(16,838)

Income before income taxes	20,227	7,362
Income tax expense	(7,787)	(2,835)

Net Income	$12,440	$4,527

Earnings per share (Note 9):
Basic	$0.61	$0.25
Diluted	$0.59	$0.22

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 30, 2004	December 25, 2003
	(As restated, see Note 2)	(As restated, see Note 2)
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,440	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	15,114
Provision for income taxes	3,411	2,835
Fair market value change in non-qualifying derivatives	(486)	(755)
Amortization of deferred loan costs	258	853
Amortization of long-term debt discount	—	288
Other	(73)	504
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	2,034	(555)
Inventories	583	(820)
Prepaid expenses and other current assets	518	780
Other noncurrent assets	(294)	(58)
Accounts payable	(18,782)	(4,047)
Other current liabilities and accrued expenses	42	(14,044)
Other noncurrent liabilities	1,284	(3,117)

Net cash provided by operating activities	16,521	1,505

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(15,212)	(9,849)
Proceeds from sale of land, building and equipment	4,051	1,995
Acquisitions of related businesses, net of cash acquired	(1,431)	(184,848)

Net cash used in investing activities	(12,592)	(192,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(687)	(640)
Principal repayments of long-term debt	(7)	(2,517)
Proceeds from issuance of long-term borrowings	—	80,000
Proceeds from issuance of lease finance obligations	516	95,725
Proceeds from exercise of stock options	310	205
Repayments of shareholder loans	—	104
Other financing costs	—	(2,581)

Net cash provided by financing activities	132	170,296

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,061	(20,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,109	$52,000

Cash paid during the period:
Interest	$7,657	$18,132

Income taxes	$497	$200

Non-cash transactions:
Accrued purchases of property and equipment	$2,402	$3,336

Other non-cash disclosure:

During the three months ended December 25, 2003, warrants to purchase 2,346,000 shares of common stock were exercised at a price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. Consequently, upon exercise 1,607,855 shares of common stock were issued.

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its consolidated subsidiaries). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each of these wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

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

The interim financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard is effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found below under “—Stock-Based Compensation”. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended
	December 30, 2004	December 25, 2003
	(As restated)
Net income (in thousands):
As reported	$12,440	$4,527
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(180)	(125)

Pro forma	$12,260	$4,402

Basic earnings per share:
As reported	$0.61	$0.25
Pro forma	$0.60	$0.24
Diluted earnings per share:
As reported	$0.59	$0.22
Pro forma	$0.58	$0.22

The above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for the full year or future years.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim financial statements included in our Quarterly Reports filed on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions, with the assets and related financing obligations carried on our balance sheet, rather than as sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. In addition, the restatement includes the recognition of previously unrecorded accrued capital expenditures on a quarterly basis.

Below is a summary of the effects of the restatement on our condensed consolidated balance sheet as of December 30, 2004 and September 30, 2004 (amounts in thousands):

	As of December 30, 2004			September 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet (Unaudited):
Property and equipment, net	$406,337	$172,459	$578,796	411,501	170,741	582,242
Total assets	1,057,353	172,459	1,229,812	1,062,140	170,741	1,232,881
Current maturities of lease finance obligations	1,197	1,615	2,812	1,197	1,577	2,774
Other accrued liabilities	11,456	2,402	13,858	19,393	—	19,393
Deferred income taxes	66,488	(2,145)	64,343	63,257	(2,325)	60,932
Lease finance obligations	14,275	175,956	190,231	14,582	175,858	190,440
Other noncurrent liabilities	37,061	(2,398)	34,663	35,096	(1,110)	33,986
Total other liabilities	703,790	171,413	875,203	698,996	172,423	871,419
Retained earnings	31,049	(2,971)	28,078	18,897	(3,259)	15,638
Total shareholders’ equity	167,144	(2,971)	164,173	152,186	(3,259)	148,927
Total liabilities and shareholders’ equity	1,057,353	172,459	1,229,812	1,062,140	170,741	1,232,881

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Below is a summary of the effects of the restatement on our condensed consolidated statement of operations and condensed consolidated statement of cash flows stating both previously reported and restated amounts for the three month periods ended December 30, 2004 and December 25, 2003, respectively (amounts in thousands):

	Three Months Ended December 30, 2004			Three Months Ended December 25, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations (Unaudited):
Operating, general, and administrative expenses	$111,270	$(6,094)	$105,176	105,126	(4,330)	100,796
Depreciation and amortization	14,386	1,200	15,586	14,075	1,039	15,114
Total operating expenses	125,656	(4,894)	120,762	119,201	(3,291)	115,910
Income from operations	28,323	4,894	33,217	20,909	3,291	24,200
Interest expense	(8,986)	(4,426)	(13,412)	(13,141)	(3,958)	(17,099)
Total other expenses	(8,564)	(4,426)	(12,990)	(12,880)	(3,958)	(16,838)
Income before income taxes	19,759	468	20,227	8,029	(667)	7,362
Income tax expense	(7,607)	(180)	(7,787)	(3,092)	257	(2,835)
Net income	12,152	288	12,440	4,937	(410)	4,527

	Three Months Ended December 30, 2004			Three Months Ended December 25, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows (Unaudited):
Net cash provided by operating activities	$16,141	$380	$16,521	1,202	303	1,505
Net cash used in investing activities	(12,076)	(516)	(12,592)	(96,977)	(95,725)	(192,702)
Net cash provided by (used in) financing activities	(4)	136	132	74,874	95,422	170,296
Net increase (decrease) in cash and cash equivalents	4,061	—	4,061	(20,901)	—	(20,901)

Also, this restatement includes the addition of non-cash disclosures to the cash flow statement related to accrued purchases of property and equipment and the cashless exercise of warrants to purchase common stock.

NOTE 3—GOODWILL AND OTHER INTANGIBLES

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

NOTE 4—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

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

Environmental reserves of $14.6 million and $14.1 million as of as of December 30, 2004 and September 30, 2004 respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 256 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $13.4 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of December 30, 2004 and September 30, 2004 there were an additional 498 and 503, respectively, sites that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The remaining annual maturities of our long-term debt as of December 30, 2004 are as follows (amounts in thousands):

Year Ended September:
2005	$12,022
2006	16,010
2007	16,000
2008	16,000
2009	16,000
Thereafter	491,000

Total long-term debt	$567,032

Payments due in fiscal 2005 do not include a $4.0 million payment due September 30, 2005 as this date is in fiscal 2006, however, this payment is included in current maturities of long-term debt on the accompanying Condensed Consolidated Balance Sheets as a result of such payment being due within one year of the Balance Sheet date.

As of December 30, 2004, we were not in compliance with all covenants and restrictions relating to all outstanding borrowings. As a result of the restatement described in Note 2—Restatement of Previously Issued Financial Statements, we recorded a lease finance obligation in excess of the amount allowed under our covenants. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease financing obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

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

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of related taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
Net income	$12,440	$4,527
Other comprehensive income:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $284 and $174, respectively)	454	278

Comprehensive income	$12,894	$4,805

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

NOTE 8—INTEREST EXPENSE

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
Interest on long-term debt	$8,257	$11,137
Interest on lease finance obligations	4,942	4,511
Interest rate swap settlements	402	1,351
Fair market value change in non-qualifying derivatives	(486)	(755)
Amortization of deferred financing costs	258	853
Miscellaneous	39	2

Total Interest expense	$13,412	$17,099

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 30, 2004	December 25, 2003
Net income	$12,440	$4,527

Earnings per share—basic:
Weighted average shares outstanding	20,289	18,407

Earnings per share—basic	$0.61	$0.25

Earnings per share—diluted:
Weighted average shares outstanding	20,289	18,407
Dilutive impact of options outstanding	813	1,961

Weighted average shares and potential dilutive shares outstanding	21,102	20,368

Earnings per share—diluted	$0.59	$0.22

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—FORWARD SALE OF EQUITY

During October 2004, we completed a secondary stock offering in which Freeman Spogli & Co., or Freeman Spogli, sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. As a result of this sale, Freeman Spogli beneficially owns 3,884,369 shares, or approximately 19.1%, of our common stock as of December 30, 2004. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we accounted for the forward sale agreement as equity with an initial fair value of zero. We applied the treasury stock method of accounting to the shares covered by the forward sale agreement in determining diluted shares outstanding.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$112,109	$—	$—	$112,109
Receivables, net	38,852	—	—	38,852
Inventories	94,645	—	—	94,645
Prepaid expenses and other current assets	12,927	2	—	12,929
Property held for sale	5,592	—	—	5,592
Deferred income taxes	9,549	—	—	9,549

Total current assets	273,674	2	—	273,676

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	578,796	—	—	578,796

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,631	57	—	35,688

Total other assets	353,806	43,929	(20,395)	377,340

Total assets	$1,246,999	$43,931	$(61,118)	$1,229,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of lease financing obligations	2,812	—	—	2,812
Accounts payable	102,369	—	—	102,369
Accrued interest	8,725	—	—	8,725
Accrued compensation and related taxes	12,293	—	—	12,293
Income and other accrued taxes	15,676	—	—	15,676
Accrued insurance	18,674	—	—	18,674
Other accrued liabilities	13,923	—	(65)	13,858

Total current liabilities	190,501	—	(65)	190,436

Other liabilities:
Long-term debt	551,003	—	—	551,003
Lease finance obligations	190,231	—	—	190,231
Deferred income taxes	64,343	—	—	64,343
Deferred revenue	34,963	—	—	34,963
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	34,661	2	—	34,663

Total other liabilities	892,325	3,210	(20,332)	875,203

Shareholders’ equity:
Common stock	203	523	(523)	203
Additional paid-in-capital	135,232	40,551	(40,551)	135,232
Accumulated other comprehensive income, net	660	—	—	660
Accumulated earnings (deficit)	28,078	(353)	353	28,078

Total shareholders’ equity	164,173	40,721	(40,721)	164,173

Total liabilities and shareholders’ equity	$1,246,999	$43,931	$(61,118)	$1,229,812

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses and other current assets	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	582,242	—	—	582,242

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,250,068	$43,931	$(61,118)	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long term debt	$16,029	$—	$—	$16,029
Current maturities of lease finance obligations	2,774	—	—	2,774
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Income and other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	212,600	—	(65)	212,535

Other liabilities:
Long-term debt	551,010	—	—	551,010
Lease finance obligations	190,440	—	—	190,440
Deferred income taxes	60,932	—	—	60,932
Deferred revenue	35,051	—	—	35,051
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	33,984	2	—	33,986

Total other liabilities	888,541	3,210	(20,332)	871,419

Shareholders’ equity:
Common stock	204	523	(523)	204
Additional paid-in-capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income, net	206	—	—	206
Accumulated earnings (deficit)	15,638	(353)	353	15,638

Total shareholders’ equity	148,927	40,721	(40,721)	148,927

Total liabilities and shareholders’ equity	$1,250,068	$43,931	$(61,118)	$1,232,881

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$287,067	$—	$—	$287,067
Gasoline	654,476	—	—	654,476

Total revenues	941,543	—	—	941,543

Cost of sales:
Merchandise	182,975	—	—	182,975
Gasoline	604,589	—	—	604,589

Total cost of sales	787,564	—	—	787,564

Gross profit	153,979	—	—	153,979
Operating expenses:
Operating, general and administrative expenses	105,176	—	—	105,176
Depreciation and amortization	15,586	—	—	15,586

Total operating expenses	120,762	—	—	120,762

Income from operations	33,217	—	—	33,217

Other income (expense):
Interest expense	(13,412)	—	—	(13,412)
Miscellaneous	422	—	—	422

Total other expense	(12,990)	—	—	(12,990)

Income before income taxes	20,227	—	—	20,227
Income tax expense	(7,787)	—	—	(7,787)

Net Income	$12,440	$—	$—	$12,440

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Operations

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries		Eliminations		Total
Revenues:
Merchandise	$270,149	$		$		$270,149
Gasoline	474,292		—		—	474,292

Total revenues	744,441		—		—	744,441

Cost of sales:
Merchandise	170,975		—		—	170,975
Gasoline	433,356		—		—	433,356

Total cost of sales	604,331		—		—	604,331

Gross profit	140,110		—		—	140,110
Operating expenses:
Operating, general and administrative expenses	100,796		—		—	100,796
Depreciation and amortization	15,114		—		—	15,114

Total operating expenses	115,910		—		—	115,910

Income from operations	24,200		—		—	24,200

Other income (expense):
Interest expense	(17,099)		—		—	(17,099)
Miscellaneous	261		—		—	261

Total other expense	(16,838)		—		—	(16,838)

Income before income taxes	7,362		—		—	7,362
Income tax expense	(2,835)		—		—	(2,835)

Net Income	$4,527	$		$		$4,527

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Three Months Ended December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,440	$—	$—	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	—	—	15,586
Provision for deferred income taxes	3,411	—	—	3,411
Fair market value change in non-qualifying derivatives	(486)	—	—	(486)
Amortization of deferred loan costs	258	—	—	258
Other	(73)	—	—	(73)
Changes in operating assets and liabilities:
Receivables	2,034	—	—	2,034
Inventories	583	—	—	583
Prepaid expenses and other current assets	518	—	—	518
Other noncurrent assets	(294)	—	—	(294)
Accounts payable	(18,782)	—	—	(18,782)
Other current liabilities and accrued expenses	42	—	—	42
Other noncurrent liabilities	1,284	—	—	1,284

Net cash provided by operating activities	16,521	—	—	16,521

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(15,212)	—	—	(15,212)
Proceeds from sale of land, building and equipment	4,051	—	—	4,051
Acquisitions of related businesses, net of cash acquired	(1,431)	—	—	(1,431)

Net cash used in investing activities	(12,592)	—	—	(12,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(687)	—	—	(687)
Principal repayments of long-term debt	(7)	—	—	(7)
Proceeds form issuance of lease finance obligations	516			516
Proceeds from exercise of stock options	310	—	—	310

Net cash provided by financing activities	132	—	—	132

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,061	—	—	4,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,109	$—	$—	$112,109

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statement of Cash Flows

Three Months Ended December 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,527	$—	$—	$4,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,114	—	—	15,114
Provision for deferred income taxes	2,835	—	—	2,835
Fair market value change in non-qualifying derivatives	(755)	—	—	(755)
Amortization of deferred loan costs	853	—	—	853
Amortization of long-term debt discount	288	—	—	288
Other	504	—	—	504
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(555)	—	—	(555)
Inventories	(820)	—	—	(820)
Prepaid expenses and other current assets	780	—	—	780
Other noncurrent assets	(58)	—	—	(58)
Accounts payable	(4,047)	—	—	(4,047)
Other current liabilities and accrued expenses	(14,044)	—	—	(14,044)
Other noncurrent liabilities	(3,117)	—	—	(3,117)

Net cash provided by operating activities	1,505	—	—	1,505

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,849)	—	—	(9,849)
Proceeds from sale of land, building and equipment	1,995	—	—	1,995
Acquisitions of related businesses, net of cash acquired	(184,848)	—	—	(184,848)

Net cash used in investing activities	(192,702)	—	—	(192,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(640)	—	—	(640)
Principal repayments of long-term debt	(2,517)	—	—	(2,517)
Proceeds from issuance of long-term borrowings	80,000	—	—	80,000
Proceeds from issuance of lease finance obligations	95,725			95,725
Proceeds from exercise of stock options, net of repurchases	205			205
Repayments of shareholder loans	104	—	—	104
Other financing costs	(2,581)	—	—	(2,581)

Net cash provided by financing activities	170,296	—	—	170,296

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,901)	—	—	(20,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,000	$—	$—	$52,000

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

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

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

We had favorable results for our first quarter of fiscal 2005 with net income of $12.4 million compared to $4.5 million in the first quarter of fiscal 2004. During the quarter, our comparable store merchandise revenue increased 5.2%, our largest gain in 10 quarters, while comparable store gasoline gallons increased 3.4%. We believe this performance was driven by several factors, including the following:

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

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended
	December 30, 2004	December 25, 2003
Total revenue	100.0%	100.0%
Gasoline revenue	69.5%	63.7%
Merchandise revenue	30.5%	36.3%
Cost of sales	83.6%	81.2%

Gross profit	16.4%	18.8%
Gasoline gross profit	5.3%	5.5%
Merchandise gross profit	11.1%	13.3%
Operating, general and administrative expenses	11.2%	13.5%
Depreciation and amortization	1.7%	2.0%

Income from operations	3.5%	3.3%
Interest and miscellaneous expense	(1.4)%	(2.3)%

Income before income taxes	2.1%	1.0%
Income tax expense	(0.8)%	(0.4)%

Net income	1.3%	0.6%

The table below provides a summary of our selected financial data for our three months ended December 30, 2004 and December 25, 2003.

	Three Months Ended
	December 30, 2004	December 25, 2003
Merchandise margin	36.3%	36.7%
Gasoline gallons (millions)	340.6	325.6
Gasoline margin per gallon	$0.1464	$0.1257
Gasoline retail per gallon	$1.92	$1.46

Comparable store data:
Merchandise sales%	5.2%	2.4%
Gasoline gallons%	3.4%	3.4%

Number of stores:
End of period	1,353	1,385
Weighted-average store count	1,355	1,360

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

Operating, General and Administrative Expenses. Operating, general and administrative expenses for the first quarter of fiscal 2005 totaled $105.2 million compared to $100.8 million for the first quarter of fiscal 2004, an increase of $4.4 million, or 4.4%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.2% in the first quarter of fiscal 2005, and adjusted for the impact of gasoline inflation were 11.3% in the first quarter of fiscal 2004.

Income from Operations. Income from operations totaled $33.2 million for the first quarter of fiscal 2005 compared to $24.2 million for the first quarter of fiscal 2004, an increase of $9.0 million, or 37.3%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA. EBITDA is defined by us as net income before interest expense, income taxes, and depreciation and amortization. EBITDA for the first quarter of fiscal 2005 totaled $49.2 million compared to EBITDA of $39.6 million during the first quarter of fiscal 2004, an increase of $9.6 million, or 24.4%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	December 30, 2004	December 25, 2003
EBITDA	$49,225	$39,575
Interest expense	(13,412)	(17,099)
Adjustments to reconcile net income to net cash provided by operating activities (other than depreciation and amortization, and provision for deferred income taxes)	(301)	890
Changes in operating assets and liabilities, net:
Assets	2,841	(653)
Liabilities (excluding change in income tax payable)	(21,832)	(21,208)

Net cash provided by operating activities	$16,521	$1,505
Net cash used in investing activities	$(12,592)	$(192,702)
Net cash provided by financing activities	$132	$170,296

Interest Expense. Interest expense is primarily comprised of interest on borrowings under our senior credit facility, senior subordinated notes and lease finance obligations. Interest expense for the first quarter of fiscal 2005 was $13.4 million compared to $17.1 million for the first quarter of fiscal 2004. The decrease of $3.7 million is primarily the result of the benefits of our refinancing which was completed in March, 2004, which reduced our effective borrowing rate by approximately 250 basis points. Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points.

Net Income. Net income for the first quarter of fiscal 2005 was $12.4 million compared to net income of $4.5 million for the first quarter of fiscal 2004. The increase is primarily attributable to the reduced interest expense and increased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease financing transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $16.5 million for the first three months of fiscal 2005 compared to $1.5 million for the first three months of fiscal 2004. The increase in cash flow from operations is primarily attributable to our improved operating results as income from operations increased $9.0 million and cash paid for interest declined by $10.5 million, partially offset by other changes in working capital. Cash paid for interest declined as a result of the reduction of our effective borrowing rate subsequent to our debt refinancings in February and March 2004 and a change in the due date for our semiannual interest payment on our senior subordinated notes from October to February. We had $112.1 million of cash and cash equivalents on hand at December 30, 2004.

Capital Expenditures. Gross capital expenditures (excluding all acquisitions) for the first three months of fiscal 2005 were $15.2 million. Our capital expenditures are primarily expenditures for store re-imaging and improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements.

In the first three months of fiscal 2005, we received approximately $6.3 million in proceeds, including asset dispositions ($3.7 million), vendor reimbursements ($1.7 million) and lease financing transactions ($0.9 million). As a result, our net capital expenditures, excluding all acquisitions, for the first three months of fiscal 2005 were $8.9 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities. For the first three months of fiscal 2005, net cash provided by financing activities was $132.0 thousand. At December 30, 2004, our long-term debt consisted primarily of $317.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes.

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

Shareholders’ Equity. As of December 30, 2004, our shareholders’ equity totaled $164.2 million. The $15.2 million increase from September 30, 2004 is primarily attributable to the net income for the period of $12.4 million and an increase in additional paid in capital as a result of option exercises, including tax benefits, of $2.4 million.

Long Term Liquidity. We believe that anticipated cash flows from operations and funds available from our existing revolving credit facility, and funds available under the forward sale agreement (see Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 10—Forward Sale of Equity), together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As of December 30, 2004, we had $35.2 million available under our revolving credit facility. Additionally, if we elect to physically settle the forward sale agreement, we would receive aggregate proceeds of $32.8 million. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard is effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1 – Basis of Presentation – Stock-Based Compensation. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

We have a significant amount of indebtedness. As of December 30, 2004, we had consolidated debt, including lease finance obligations, of approximately $760.1 million. As of December 30, 2004, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $35.2 million, with availability to issue letters of credit up to $50.0 million. We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

Our ability to make payments on our indebtedness and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility and funds available under the forward sale agreement (See Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 10 – Forward Sale of Equity), will be adequate to meet our future liquidity needs for at least the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

On July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the recording of certain sale-leaseback transactions entered into by our company. The restatement is the result of our determination, in consultation with our independent registered public accountants, that such transactions must be accounted for as financing transactions rather than as sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. As a result, approximately $177.6 million in additional debt has been recorded as of December 30, 2004, with a proportionate increase in assets. While we have remained in compliance with all of the financial ratio covenants of the loan agreement under our senior credit facility, the increase in debt put our company in default because of provisions that limit our ability to incur additional indebtedness. On August 5, 2005, we obtained a waiver of default and amendment to our loan agreement, the effect of which has been to bring our company into compliance with the loan agreement after giving effect to the restatement of financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no other significant changes in our exposure to market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K/A for the year ended September 30, 2004.

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

As disclosed in the Form 8-K we filed with the SEC on July 28, 2005 after extensive consultation with its independent registered public accountants, on July 26, 2005, the Company’s Board of Directors concluded to restate the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and its unaudited interim period results included in its Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005 to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of the determination by the Company that such transactions contained elements of continuing involvement that precluded the use of the sale-leaseback accounting method. We completed a review of the lease terms in all of the sale-leaseback transactions previously entered into by the Company to verify that all instances of potential continuing involvement were identified that would preclude the use of sale-leaseback accounting treatment. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligations carried on the balance sheet.

In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the restatement for sale-leaseback transactions, management concluded that, as of December 30, 2004, a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company determined that it failed to design and implement appropriate controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance for sale-leaseback transactions.

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

At the time of preparation of this Form 10-Q/A, all of the changes discussed above have been implemented, which we believe render the design and operation of our disclosure controls and procedures effective for providing reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

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

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters (incorporated herein by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

10.2	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2004, filed with the Securities and Exchange Commission on February 8, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/S/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 30, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Purchase Agreement dated October 13, 2004 among the The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc., and Morgan Keegan & Company, Inc., as Representatives of the several underwriters (incorporated herein by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

10.2	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K dated October 14, 2004).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2004, filed with the Securities and Exchange Commission on February 8, 2005.