Form 10-Q/A
period 2005-03-31
PANTRY INC
filed 2005-08-31
CIK 915862

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

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends Items 1, 2 and 4 of Part I and Items 1 and 6 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005. The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 in the form filed on May 10, 2005. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement, except for disclosures contained in Item 1 of Part II.

FORM 10-Q/A

MARCH 31, 2005

PART I-FINANCIAL INFORMATION.

Item 1. Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31, 2005	September 30, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$104,777	$108,048
Receivables, net	41,723	43,664
Inventories	96,852	95,228
Prepaid expenses and other current assets (Note 6)	16,354	13,446
Property held for sale	6,672	5,939
Deferred income taxes	10,818	7,507

Total current assets	277,196	273,832

Property and equipment, net (Note 2)	578,753	582,242

Other assets:
Goodwill (Note 3)	341,898	341,652
Other (Notes 2, 3, 4, and 6)	38,685	35,155

Total other assets	380,583	376,807

Total assets	$1,236,532	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 5)	$16,025	$16,029
Current maturities of lease finance obligations (Note 2)	2,851	2,774
Accounts payable	110,504	121,151
Accrued interest	2,666	2,742
Accrued compensation and related taxes	14,268	14,369
Income and other accrued taxes	11,988	18,849
Accrued insurance	19,856	17,228
Other accrued liabilities	17,397	19,393

Total current liabilities	195,555	212,535

Other liabilities:
Long-term debt (Note 5)	543,000	551,010
Lease finance obligations (Note 2)	189,495	190,440
Deferred income taxes	66,236	60,932
Deferred revenue	33,501	35,051
Other noncurrent liabilities (Note 4)	35,648	33,986

Total other liabilities	867,880	871,419

Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity (Notes 6 and 9):
Common stock, $.01 par value, 50,000,000 shares authorized; 20,695,183 and 20,271,757 issued and outstanding at March 31, 2005 and September 30, 2004, respectively	207	204
Additional paid-in capital	139,337	132,879
Accumulated other comprehensive income, net (Note 7)	2,134	206
Retained earnings	31,419	15,638

Total shareholders’ equity	173,097	148,927

Total liabilities and shareholders’ equity	$1,236,532	$1,232,881

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
	(As restated, see Note 2) (13 weeks)	(As restated, see Note 2) (13 weeks)	(As restated, see Note 2) (26 weeks)	(As restated, see Note 2) (26 weeks)
Revenues:
Merchandise	$284,289	$270,073	$571,356	$540,222
Gasoline	661,471	516,280	1,315,947	990,572

Total revenues	945,760	786,353	1,887,303	1,530,794

Cost of sales:
Merchandise	178,557	170,587	361,532	341,562
Gasoline	627,351	482,539	1,231,940	915,895

Total cost of sales	805,908	653,126	1,593,472	1,257,457

Gross profit	139,852	133,227	293,831	273,337

Operating expenses:
Operating, general and administrative expenses	105,636	100,691	210,812	201,487
Depreciation and amortization (Note 2)	15,414	14,718	31,000	29,832

Total operating expenses	121,050	115,409	241,812	231,319

Income from operations	18,802	17,818	52,019	42,018

Other income (expense):
Loss on extinguishment of debt (Note 8)	—	(23,087)	—	(23,087)
Interest expense (Note 2 and 8)	(14,052)	(18,506)	(27,464)	(35,605)
Miscellaneous	682	105	1,104	366

Total other expense	(13,370)	(41,488)	(26,360)	(58,326)

Income (loss) before income taxes	5,432	(23,670)	25,659	(16,308)
Income tax benefit (expense)	(2,091)	9,112	(9,878)	6,277

Net income (loss)	$3,341	$(14,558)	$15,781	$(10,031)

Earnings (loss) per share (Note 9):
Basic	$0.16	$(0.74)	$0.78	$(0.53)
Diluted	$0.16	$(0.74)	$0.74	$(0.53)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 31, 2005	March 25, 2004
	(As restated, see Note 2) (26 weeks)	(As restated, see Note 2) (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,781	$(10,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,000	29,832
Provision (benefit) for deferred income taxes	4,097	(6,279)
Loss on extinguishment of debt	—	23,087
Fair market value change in non-qualifying derivatives	(423)	(1,164)
Amortization of deferred loan costs	600	1,729
Amortization of long-term debt discount	—	534
Other	560	1,206
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(1,433)	(3,644)
Inventories	(1,572)	(147)
Prepaid expenses and other current assets	(2,907)	(1,573)
Other noncurrent assets	(531)	(45)
Accounts payable	(10,647)	873
Other current liabilities and accrued expenses	(6,257)	(20,273)
Reserves for environmental expenses	1,047	(272)
Other noncurrent liabilities	(1,665)	(5,768)

Net cash provided by operating activities	27,650	8,065

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,900)	(18,391)
Proceeds from sale of land, buildings and equipment	4,338	2,892
Acquisitions of related businesses, net of cash acquired	(1,627)	(184,967)

Net cash used in investing activities	(25,189)	(200,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,384)	(1,327)
Principal repayments of long-term debt, including redemption premiums	(8,014)	(589,387)
Proceeds from issuance of long-term borrowings	—	675,000
Proceeds from issuance of lease finance obligations	516	95,725
Proceeds from exercise of stock options	3,150	756
Repayments of shareholder loans	—	109
Other financing costs	—	(10,385)

Net cash (used in) provided by financing activities	(5,732)	170,491

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,271)	(21,910)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	72,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,777	$50,991

Cash paid during the period:
Interest	$27,364	$43,847

Income Taxes	$6,806	$258

Non-cash transactions:
Accrued purchases of property and equipment	$5,897	$3,620

Other non-cash disclosure:

During the six months ended March 25, 2004, warrants to purchase 2,346,000 shares of common stock were exercised at a price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. Consequently, upon exercise 1,607,855 shares of common stock were issued.

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

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
	(As restated)	(As restated)	(As restated)	(As restated)
Net income (loss) (in thousands):
As reported	$3,341	$(14,558)	$15,781	$(10,031)
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of tax	(280)	(39)	(460)	(165)

Pro forma	$3,061	$(14,597)	$15,321	$(10,196)

Basic earnings (loss) per share:
As reported	$0.16	$(0.74)	$0.78	$(0.53)
Pro forma	$0.15	$(0.74)	$0.75	$(0.53)

Diluted earnings (loss) per share:
As reported	$0.16	$(0.74)	$0.74	$(0.53)
Pro forma	$0.14	$(0.74)	$0.72	$(0.53)

The above pro forma disclosures are not necessarily representative of pro forma effects on reported net income for the full year or future years.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 28, 2005, we announced our intention to restate the consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim financial statements included in our Quarterly Reports filed on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the accounting for certain sale-leaseback transactions entered into by the Company. The restatement is the result of our determination that such transactions should have been accounted for as financing transactions, with the assets and related financing obligation carried on our balance sheet, rather than as sale-leaseback transactions. We had previously accounted for the leases included in these transactions primarily as operating leases. In addition, the restatement also includes the recognition of previously unrecorded accrued capital expenditures on a quarterly basis.

Below is a summary of the effects of the restatement on our condensed consolidated balance sheet as of March 31, 2005 and September 30, 2004 (amounts in thousands):

	As of March 31, 2005			As of September 30, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet (Unaudited):
Property and equipment, net	$403,999	$174,754	$578,753	$411,501	$170,741	$582,242
Total assets	1,061,778	174,754	1,236,532	1,062,140	170,741	1,232,881
Current maturities of lease finance obligations	1,197	1,654	2,851	1,197	1,577	2,774
Other accrued liabilities	11,500	5,897	17,397	19,393	—	19,393
Deferred income taxes	68,651	(2,415)	66,236	63,257	(2,325)	60,932
Lease finance obligations	13,969	175,526	189,495	14,582	175,858	190,440
Other noncurrent liabilities	38,154	(2,506)	35,648	35,096	(1,110)	33,986
Total other liabilities	697,275	170,605	867,880	698,996	172,423	871,419
Retained earnings	34,821	(3,402)	31,419	18,897	(3,259)	15,638
Total shareholders’ equity	176,499	(3,402)	173,097	152,186	(3,259)	148,927
Total liabilities and shareholders’ equity	1,061,778	174,754	1,236,532	1,062,140	170,741	1,232,881

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Below is a summary of the effects of the restatement on our condensed consolidated statement of operations stating both previously reported and restated amounts for the three and six month periods ended March 31, 2005 and March 25, 2004, respectively (amounts in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 25, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations (Unaudited):
Operating, general, and administrative expenses	$110,569	$(4,933)	$105,636	$105,443	$(4,752)	$100,691
Depreciation and amortization	14,214	1,200	15,414	13,533	1,185	14,718
Total operating expenses	124,783	(3,733)	121,050	118,976	(3,567)	115,409
Income from operations	15,069	3,733	18,802	14,251	3,567	17,818
Interest expense	(9,618)	(4,434)	(14,052)	(14,166)	(4,340)	(18,506)
Total other expenses	(8,936)	(4,434)	(13,370)	(37,148)	(4,340)	(41,488)
Income before income taxes	6,133	(701)	5,432	(22,897)	(773)	(23,670)
Income tax expense	(2,361)	270	(2,091)	8,815	297	9,112
Net income	3,772	(431)	3,341	(14,082)	(476)	(14,558)

	Six Months Ended March 31, 2005			Six Months Ended March 25, 2004
	As Previously Reported	Adjustment	As Restated	As previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations (Unaudited):
Operating, general, and administrative expenses	$221,839	$(11,027)	$210,812	$210,570	$(9,083)	$201,487
Depreciation and amortization	28,600	2,400	31,000	27,608	2,224	29,832
Total operating expenses	250,439	(8,627)	241,812	238,178	(6,859)	231,319
Income from operations	43,392	8,627	52,019	35,159	6,859	42,018
Interest expense	(18,604)	(8,860)	(27,464)	(27,307)	(8,298)	(35,605)
Total other expenses	(17,500)	(8,860)	(26,360)	(50,027)	(8,299)	(58,326)
Income before income taxes	25,892	(233)	25,659	(14,868)	(1,440)	(16,308)
Income tax expense	(9,968)	90	(9,878)	5,723	554	6,277
Net income	15,924	(143)	15,781	(9,145)	(886)	(10,031)

Below is a summary of the effects of the restatement on our condensed consolidated statement of cash flows stating both previously reported amounts and restated amounts for the six month periods ended March 31, 2005 and March 25, 2004 (amounts in thousands):

	Six Months Ended March 31, 2005			Six Months Ended March 25, 2004
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows (Unaudited):
Net cash provided by operating activities	$26,879	$771	$27,650	$7,412	$653	$8,065
Net cash used in investing activities	(24,673)	(516)	(25,189)	(104,742)	(95,724)	(200,466)
Net cash provided by (used in) financing activities	(5,477)	(255)	(5,732)	75,420	95,071	170,491
Net decrease in cash and cash equivalents	(3,271)	—	(3,271)	(21,910)	—	(21,910)

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of March 31, 2005, we were not in compliance with all covenants and restrictions relating to all outstanding borrowings. As a result of the restatement described in Note 2 – Restatement of Previously Issued Financial Statements, we recorded a lease finance obligation in excess of the amount allowed under our covenants. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease financing obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Net income (loss)	$3,341	$(14,558)	$15,781	$(10,031)

Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $923, $(952), $1,207 and $(778), respectively)	1,474	(1,521)	1,928	(1,243)

Comprehensive income (loss)	$4,815	$(16,079)	$17,709	$(11,274)

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

NOTE 8—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Interest on long-term debt	$8,644	$12,453	$16,900	$23,595
Interest on lease finance obligations	4,950	4,893	9,893	9,404
Interest rate swap settlements	51	690	453	2,041
Fair market value change in non-qualifying derivatives	63	(409)	(423)	(1,164)
Amortization of deferred financing costs	342	876	600	1,729
Miscellaneous	2	3	41	—

Subtotal: Interest expense	$14,052	$18,506	$27,464	$35,605
Loss on debt extinguishment	—	23,087	—	23,087

Total interest expense and loss on extinguishment of debt	$14,052	$41,593	$27,464	$58,692

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Net income (loss)	$3,341	$(14,558)	$15,781	$(10,031)

Earnings (loss) per share – basic:
Weighted average shares outstanding	20,418	19,799	20,354	19,103

Earnings (loss) per share – basic	$0.16	$(0.74)	$0.78	$(0.53)

Earnings (loss) per share – diluted:
Weighed average shares outstanding	20,418	19,799	20,354	19,103
Dilutive impact of options outstanding	1,102	—	948	—

Weighted average shares and potential dilutive shares outstanding	21,520	19,799	21,302	19,103

Earnings (loss) per share – diluted	$0.16	$(0.74)	$0.74	$(0.53)

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

NOTE 10—FORWARD SALE OF EQUITY

During October 2004, we completed a secondary stock offering in which Freeman Spogli & Co., or Freeman Spogli, sold 3,850,000 shares of our stock at a public offering price of $22.96 per share. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a net price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, we accounted for the forward sale agreement as equity with an initial fair value of zero. We applied the treasury stock method of accounting to the shares covered by the forward sale agreement in determining diluted shares outstanding.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 11—SUBSEQUENT EVENTS

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

March 31, 2005

(Dollars in thousands)

NOTE 12—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc., collectively referred to as the Guarantor Subsidiaries, which are guarantors of our senior credit facility and our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries comprise all of our direct and indirect subsidiaries. Combined financial information, which has been restated for the effects of the items discussed in Note 2—Restatement of Previously Issued Financial Statements, for the Guarantor Subsidiaries is as follows:

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$104,777	$—	$—	$104,777
Receivables, net	41,723	—	—	41,723
Inventories	96,852	—	—	96,852
Prepaid expenses and other current assets	16,352	2	—	16,354
Property held for sale	6,672	—	—	6,672
Deferred income taxes	10,818	—	—	10,818

Total current assets	277,194	2	—	277,196

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	578,753	—	—	578,753

Other assets:
Goodwill	341,898	—	—	341,898
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	38,628	57	—	38,685

Total other assets	357,049	43,929	(20,395)	380,583

Total assets	$1,253,719	$43,931	$(61,118)	$1,236,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,025	$—	$—	$16,025
Current maturities of lease financing obligations	2,851	—	—	2,851
Accounts payable	110,504	—	—	110,504
Accrued interest	2,666	—	—	2,666
Accrued compensation and related taxes	14,268	—	—	14,268
Income and other accrued taxes	11,988	—	—	11,988
Accrued insurance	19,856	—	—	19,856
Other accrued liabilities	17,462	—	(65)	17,397

Total current liabilities	195,620	—	(65)	195,555

Other liabilities:
Long-term debt	543,000	—	—	543,000
Lease finance obligations	189,495	—	—	189,495
Deferred income taxes	66,236	—	—	66,236
Deferred revenue	33,501	—	—	33,501
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	35,646	2	—	35,648

Total other liabilities	885,002	3,210	(20,332)	867,880

Shareholders’ equity:
Common stock	207	523	(523)	207
Additional paid-in capital	139,337	40,551	(40,551)	139,337
Accumulated other comprehensive income, net	2,134	—	—	2,134
Retained earnings (deficit)	31,419	(353)	353	31,419

Total shareholders’ equity	173,097	40,721	(40,721)	173,097

Total liabilities and shareholders’ equity	$1,253,719	$43,931	$(61,118)	$1,236,532

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Balance Sheets

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses and other current assets	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	582,242	—	—	582,242

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,250,068	$43,931	$(61,118)	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of lease finance obligations	2,774	—	—	2,774
Accounts payable	121,151	—	—	121,151
Accrued interest	2,742	—	—	2,742
Accrued compensation and related taxes	14,369	—	—	14,369
Income and other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	19,458	—	(65)	19,393

Total current liabilities	212,600	—	(65)	212,535

Other liabilities:
Long-term debt	551,010	—	—	551,010
Lease finance obligations	190,440	—	—	190,440
Deferred income taxes	60,932	—	—	60,932
Deferred revenue	35,051	—	—	35,051
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	33,984	2	—	33,986

Total other liabilities	888,541	3,210	(20,332)	871,419

Shareholders’ equity:
Common stock	204	523	(523)	204
Additional paid-in capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income, net	206	—	—	206
Retained earnings (deficit)	15,638	(353)	353	15,638

Total shareholders’ equity	148,927	40,721	(40,721)	148,927

Total liabilities and shareholders’ equity	$1,250,068	$43,931	$(61,118)	$1,232,881

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$284,289	$—	$—	$284,289
Gasoline	661,471	—	—	661,471

Total revenues	945,760	—	—	945,760

Cost of sales:
Merchandise	178,557	—	—	178,557
Gasoline	627,351	—	—	627,351

Total cost of sales	805,908	—	—	805,908

Gross profit	139,852	—	—	139,852

Operating expenses:
Operating, general and administrative expenses	105,636	—	—	105,636
Depreciation and amortization	15,414	—	—	15,414

Total operating expenses	121,050	—	—	121,050

Income from operations	18,802	—	—	18,802

Other income (expense):
Interest expense	(14,052)	—	—	(14,052)
Miscellaneous	682	—	—	682

Total other expense	(13,370)	—	—	(13,370)

Income before income taxes	5,432	—	—	5,432
Income tax expense	(2,091)	—	—	(2,091)

Net income	$3,341	$—	$—	$3,341

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Three Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$270,073	$—	$—	$270,073
Gasoline	516,280	—	—	516,280

Total revenues	786,353	—	—	786,353

Cost of sales:
Merchandise	170,587	—	—	170,587
Gasoline	482,539	—	—	482,539

Total cost of sales	653,126	—	—	653,126

Gross profit	133,227	—	—	133,227

Operating expenses:
Operating, general and administrative expenses	100,691	—	—	100,691
Depreciation and amortization	14,718	—	—	14,718

Total operating expenses	115,409	—	—	115,409

Income from operations	17,818	—	—	17,818

Other income (expense):
Loss of extinguishment of debt	(23,087)			(23,087)
Interest expense	(18,506)	—	—	(18,506)
Miscellaneous	105	—	—	105

Total other expense	(41,488)	—	—	(41,488)

Loss before income taxes	(23,670)	—	—	(23,670)
Income tax benefit	9,112	—	—	9,112

Net loss	$(14,558)	$—	$—	$(14,558)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$571,356	$—	$—	$571,356
Gasoline	1,315,947	—	—	1,315,947

Total revenues	1,887,303	—	—	1,887,303

Cost of sales:
Merchandise	361,532	—	—	361,532
Gasoline	1,231,940	—	—	1,231,940

Total cost of sales	1,593,472	—	—	1,593,472

Gross profit	293,831	—	—	293,831

Operating expenses:
Operating, general and administrative expenses	210,812	—	—	210,812
Depreciation and amortization	31,000	—	—	31,000

Total operating expenses	241,812	—	—	241,812

Income from operations	52,019	—	—	52,019

Other income (expense):
Interest expense	(27,464)	—	—	(27,464)
Miscellaneous	1,104	—	—	1,104

Total other expense	(26,360)	—	—	(26,360)

Income before income taxes	25,659	—	—	25,659
Income tax expense	(9,878)	—	—	(9,878)

Net income	$15,781	$—	$—	$15,781

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC.

Supplemental Combining Statement of Operations

Six Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$540,222	$—	$—	$540,222
Gasoline	990,572	—	—	990,572

Total revenues	1,530,794	—	—	1,530,794

Cost of sales:
Merchandise	341,562	—	—	341,562
Gasoline	915,895	—	—	915,895

Total cost of sales	1,257,457	—	—	1,257,457

Gross profit	273,337	—	—	273,337

Operating expenses:
Operating, general and administrative expenses	201,487	—	—	201,487
Depreciation and amortization	29,832	—	—	29,832

Total operating expenses	231,319	—	—	231,319

Income from operations	42,018	—	—	42,018

Other income (expense):
Loss on extinguishment of debt	(23,087)			(23,087)
Interest expense	(35,605)	—	—	(35,605)
Miscellaneous	366	—	—	366

Total other expense	(58,326)	—	—	(58,326)

Loss before income taxes	(16,308)	—	—	(16,308)
Income tax benefit	6,277	—	—	6,277

Net loss	$(10,031)	$—	$—	$(10,031)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

Supplemental Combining Statements of Cash Flows

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,781	$—	$—	$15,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,000	—	—	31,000
Provision for deferred income taxes	4,097	—	—	4,097
Fair market value change in non-qualifying derivatives	(423)	—	—	(423)
Amortization of deferred loan costs	600	—	—	600
Other	560	—	—	560
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(1,433)	—	—	(1,433)
Inventories	(1,572)	—	—	(1,572)
Prepaid expenses and other assets	(2,907)	—	—	(2,907)
Other noncurrent assets	(531)	—	—	(531)
Accounts payable	(10,647)	—	—	(10,647)
Other current liabilities and accrued expenses	(6,257)	—	—	(6,257)
Reserves for environmental expenses	1,047	—	—	1,047
Other noncurrent liabilities	(1,665)	—	—	(1,665)

Net cash provided by operating activities	27,650	—	—	27,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,900)	—	—	(27,900)
Proceeds from sale of land, buildings and equipment	4,338	—	—	4,338
Acquisitions of related businesses, net of cash acquired	(1,627)	—	—	(1,627)

Net cash used in investing activities	(25,189)	—	—	(25,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,384)	—	—	(1,384)
Principal repayments of long-term debt	(8,014)	—	—	(8,014)
Proceeds from issuance of lease finance obligations	516	—	—	516
Proceeds from exercise of stock options	3,150	—	—	3,150

Net cash used in financing activities	(5,732)	—	—	(5,732)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,271)	—	—	(3,271)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,777	$—	$—	$104,777

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC.

Supplemental Combining Statements of Cash Flows

Six Months Ended March 25, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,031)	$—	$—	$(10,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,832	—	—	29,832
Benefit for deferred income taxes	(6,279)	—	—	(6,279)
Loss on extinguishment of debt	23,087	—	—	23,087
Fair market value change in non-qualifying derivatives	(1,164)	—	—	(1,164)
Amortization of deferred loan costs	1,729	—	—	1,729
Amortization of long-term debt discount	534	—	—	534
Other	1,206	—	—	1,206
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(3,644)	—	—	(3,644)
Inventories	(147)	—	—	(147)
Prepaid expenses and other current assets	(1,573)	—	—	(1,573)
Other noncurrent assets	(45)	—	—	(45)
Accounts payable	873	—	—	873
Other current liabilities and accrued expenses	(20,273)	—	—	(20,273)
Reserves for environmental expenses	(272)	—	—	(272)
Other noncurrent liabilities	(5,768)	—	—	(5,768)

Net cash provided by operating activities	8,065	—	—	8,065

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(18,391)	—	—	(18,391)
Proceeds from sale of land, buildings and equipment	2,892	—	—	2,892
Acquisitions of related businesses, net of cash acquired	(184,967)	—	—	(184,967)

Net cash used in investing activities	(200,466)	—	—	(200,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,327)	—	—	(1,327)
Principal repayments of long-term debt, including redemption premiums	(589,387)	—	—	(589,387)
Proceeds from issuance of long-term borrowings	675,000	—	—	675,000
Proceeds from issuance of lease finance obligations	95,725	—	—	95,725
Proceeds from exercise of stock options	756	—	—	756
Repayments of shareholder loans	109	—	—	109
Other financing costs	(10,385)	—	—	(10,385)

Net cash provided by financing activities	170,491	—	—	170,491

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,910)	—	—	(21,910)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,991	$—	$—	$50,991

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

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our Company is contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004, our Quarterly Report on Form 10-Q/A for the quarter ended December 30, 2004 and our other filings with the Securities and Exchange Commission.

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

We had favorable results for our second quarter of fiscal 2005 with net income of $3.3 million compared to a net loss of $14.6 million in the second quarter of fiscal 2004. During the quarter, our comparable store merchandise revenue increased 6.6%, our largest gain since the second quarter of fiscal 2000 or 20 quarters, while comparable store gasoline gallons increased 7.7%, our largest comparable store volume gain since third quarter of fiscal 1999 or 22 quarters. We achieved these results despite an unfavorable wholesale gasoline environment in which wholesale crude costs peaked at approximately $55 per barrel in March 2005 from a low of approximately $42 per barrel in January 2005. We continue to remain focused on several key initiatives, including the following:

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

Results of Operations

The following table presents for the periods indicated selected items in the condensed consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	69.9%	65.7%	69.7%	64.7%
Merchandise revenue	30.1%	34.3%	30.3%	35.3%
Cost of sales	85.2%	83.1%	84.4%	82.1%

Gross profit	14.8%	16.9%	15.6%	17.9%
Gasoline gross profit	3.6%	4.3%	4.5%	4.9%
Merchandise gross profit	11.2%	12.6%	11.1%	13.0%
Operating, general and administrative expenses	11.2%	12.8%	11.2%	13.2%
Depreciation and amortization	1.6%	1.9%	1.6%	1.9%

Income from operations	2.0%	2.2%	2.8%	2.7%
Loss on extinguishment of debt	—	(2.9)%	—	(1.5)%
Interest and miscellaneous expense	(1.4)%	(2.3)%	(1.4)%	(2.3)%

Income/(loss) before income taxes	0.6%	(3.0)%	1.4%	(1.1)%
Income tax benefit (expense)	(0.2)%	1.1%	(0.6)%	0.4%

Net income (loss)	0.4%	(1.9)%	0.8%	(0.7)%

The table below provides a summary of our selected financial data for our three and six months ended March 31, 2005 and March 25, 2004.

	Three Months Ended		Six Months Ended
	March 31, 2005	March 25, 2004	March 31, 2005	March 25, 2004
Merchandise margin	37.2%	36.8%	36.7%	36.8%
Gasoline gallons (millions)	346.2	321.8	686.8	647.4
Gasoline margin per gallon	$0.0986	$0.1048	$0.1223	$0.1154
Gasoline retail per gallon	$1.91	$1.60	$1.92	$1.53

Comparable store data:
Merchandise sales%	6.6%	3.4%	6.2%	2.9%
Gasoline gallons%	7.7%	1.2%	5.9%	2.3%

Number of stores:
End of period	1,345	1,374	1,345	1,374
Weighted-average store count	1,348	1,380	1,351	1,370

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

Operating, General and Administrative Expenses. Operating, general and administrative expenses for the second quarter of fiscal 2005 totaled $105.6 million compared to $100.7 million for the second quarter of fiscal 2004, an increase of $5.0 million or 4.9%. This increase is primarily due to comparable store increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.2% in the second quarter of fiscal 2005 and adjusted for the impact of gasoline inflation were 11.4% in the second quarter of fiscal 2004.

Income from Operations. Income from operations totaled $18.8 million for the second quarter of fiscal 2005 compared to $17.8 million for the second quarter of fiscal 2004, an increase of $1.0 million or 5.5%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA. EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization. EBITDA for the second quarter of fiscal 2005 totaled $34.9 million compared to EBITDA of $32.6 million during the second quarter of fiscal 2004, an increase of $2.3 million or 6.9%. The increase is attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Three Months Ended
	March 31, 2005	March 25, 2004
EBITDA	$34,898	$32,641
Interest expense and loss on extinguishment of debt	(14,052)	(41,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	1,038	24,500
Changes in operating assets and liabilities, net:
Assets	(9,284)	(4,756)
Liabilities	(1,471)	(4,232)

Net cash provided by operating activities	$11,129	$6,560
Net cash provided by (used in) investing activities	$(12,597)	$7,764
Net cash provided by (used in) financing activities	$(5,864)	$195

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

Interest Expense. Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes. Interest expense for the second quarter of fiscal 2005 was $14.1 million compared to $18.5 million for the second quarter of fiscal 2004. The decrease of $4.5 million is primarily the result of the benefits of our refinancing which was completed in March 2004, which reduced our effective borrowing rate by approximately 250 basis points.

Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points. Included in interest expense in the second quarter of fiscal 2004 was approximately $1.7 million in duplicative interest on our senior subordinated notes during the 30-day call period.

Net income (loss). Net income for the second quarter of fiscal 2005 was $3.3 million compared to a net loss of $14.6 million for the second quarter of fiscal 2004. The increase is primarily attributable to the charges associated with the debt extinguishment and additional interest expense, and the increased income from operations discussed above.

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

Operating, General and Administrative Expenses. Operating, general and administrative expenses for the first six months of fiscal 2005 totaled $210.8 million compared to $201.5 million for the first six months of fiscal 2004, an increase of $9.3 million or 4.6%. This increase is primarily due to comparable stores increases in labor and other variable expenses. As a percentage of total revenue, operating, general and administrative expenses were 11.2% in the first six months of fiscal 2005, and adjusted for the impact of gasoline inflation were 11.3% in the comparable period in fiscal 2004.

Income from Operations. Income from operations totaled $52.0 million for the first six months of fiscal 2005 compared to $42.0 million for the first six months of fiscal 2004, an increase of $10.0 million or 23.8%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses.

EBITDA. EBITDA for the first six months of fiscal 2005 totaled $84.1 million compared to EBITDA of $72.2 million for the first six months of fiscal 2004, an increase of $11.9 million or 16.5%. The increase is attributable to the increase in income from operations discussed above.

The following table contains a reconciliation of EBITDA to net cash provided by operating activities and cash flows from investing and financing activities (amounts in thousands):

	Six Months Ended
	March 31, 2005	March 25, 2004
EBITDA	$84,123	$72,216
Interest expense and loss on extinguishment of debt	(27,464)	(58,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (other than depreciation and amortization, provision for deferred income taxes and cumulative effect of change in accounting principle)	737	25,390
Changes in operating assets and liabilities, net:
Assets	(6,443)	(5,409)
Liabilities	(23,303)	(25,440)

Net cash provided by operating activities	$27,650	$8,065
Net cash used in investing activities	$(25,189)	$(200,466)
Net cash provided by (used in) financing activities	$(5,732)	$170,491

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

Interest Expense. Interest expense is primarily comprised of interest on borrowings under our senior credit facility and senior subordinated notes and for the six months ending March 25, 2004, the $23.1 million loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first six months of fiscal 2005 was $27.5 million compared to $35.6 million for the first six months of fiscal 2004. The decrease of $8.1 million is primarily the result of the benefits of our refinancing which was completed in March 2004, which reduced our effective borrowing rate by approximately 250 basis points. Additionally, on September 30, 2004, we reduced the effective LIBOR spread on our senior credit facility by an additional 50 basis points. Included in interest expense in the first six months of fiscal 2004 was approximately $1.7 million in duplicative interest on our senior subordinated notes during the 30-day call period.

Net Income (loss). Net income for the first six months of fiscal 2005 was $15.8 million compared to a net loss of $10.0 million for the first six months of fiscal 2004. The increase is attributable to the items discussed above.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $27.7 million for the first six months of fiscal 2005 compared to $8.1 million for the first six months of fiscal 2004. The increase in cash flow from operations is primarily attributable to the $10.0 million increase in income from operations and a $16.5 million decline in cash paid for interest as a result of the reduction of our effective borrowing rate subsequent to our debt refinancings in February and March 2004. These increases were offset by a $6.5 million increase in cash paid for income taxes and other changes in working capital. We had $104.8 million of cash and cash equivalents on hand at March 31, 2005.

Capital Expenditures. Gross capital expenditures (excluding all acquisitions) for the first six months of fiscal 2005 were $27.9 million. Our capital expenditures are primarily expenditures for store re-imaging and improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease financing transactions and asset dispositions and vendor reimbursements.

In the first six months of fiscal 2005, we received approximately $8.2 million in proceeds, including asset dispositions ($4.0 million), vendor reimbursements ($2.2 million), and lease financing transactions ($0.9 million). As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2005 were $20.8 million. We anticipate that net capital expenditures for fiscal 2005 will be approximately $55.0 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2005, net cash used in financing activities was $5.7 million and related primarily to scheduled principal payments on our senior credit facility and lease finance obligations, partially offset by proceeds from the exercise of employee stock options. At March 31, 2005, our long-term debt consisted primarily of $309.0 million in loans under our senior credit facility and $250.0 million of our 7.75% senior subordinated notes.

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

Shareholders’ Equity. As of March 31, 2005, our shareholders’ equity totaled $173.1 million. The $24.2 million increase from September 30, 2004 is primarily attributable to the net income for the period of $15.8 million and an increase in additional paid in capital as a result of option exercises, including income tax benefits, of $6.5 million.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard is effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found in Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1 – Basis of Presentation – Stock-Based Compensation. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations, or cash flows upon adoption.

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

Our substantial indebtedness and lease financing obligations could adversely affect our financial health.

We have a significant amount of indebtedness. As of March 31, 2005, we had consolidated debt, including lease financing obligations, of approximately $751.4 million. As of March 31, 2005 our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $40.3 million, with availability to issue letters of credit up to $50.0 million. We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

On July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the recording of certain sale-leaseback transactions entered into by our company. The restatement is the result of our determination, in consultation with our independent registered public accountants, that such transactions must be accounted for as financing transactions rather than as sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. As a result, approximately $177.0 million in additional debt has been recorded as of March 31, 2005, with a proportionate increase in assets. While we have remained in compliance with all of the financial ratio covenants of the loan agreement under our senior credit facility, the increase in debt put our company in default because of provisions that limit our ability to incur additional indebtedness. On August 5, 2005, we obtained a waiver of default and amendment to our loan agreement, the effect of which has been to bring our company into compliance with the loan agreement after giving effect to the restatement of financial statements.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 27 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the prior year. Our debt and interest rate swap instruments outstanding at March 31, 2005, including applicable interest rates, are discussed above, in Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments.

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

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 31, 2005, the interest rate on 80.9% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 79.7% at September 30, 2004. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 31, 2005, would be to change interest expense by approximately $1.0 million.

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

In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on the restatement for sale-leaseback transactions, management concluded that, as of March 31, 2005, a material weakness existed in the Company’s internal control over financial reporting. Specifically, the Company determined that it failed to design and implement appropriate controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance for sale-leaseback transactions.

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

(2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 29, 2005. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	19,055,723	65,407	3,923

THE PANTRY, INC.

PART II-OTHER INFORMATION (CONT.)

Item 6. Exhibits.

Exhibit Number	Description of Document
10.1 *	Fifth Amendment to Distribution Service Agreement dated April 1, 2004, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2 *	Summary of Material Terms of The Pantry, Inc. Annual Incentive Plan.

10.3 *	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Daniel J. Kelly
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 30, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1 *	Fifth Amendment to Distribution Service Agreement dated April 1, 2004, by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2 *	Summary of Material Terms of The Pantry, Inc. Annual Incentive Plan.

10.3 *	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.4	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005.