Form 10-K
period 2005-09-29
PANTRY INC
filed 2005-12-13
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2005

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

common stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005 was $468,157,788.

As of December 7, 2005, there were issued and outstanding 22,348,537 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 30, 2006	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 29, 2005, we operated 1,400 stores in eleven states under banners including Kangaroo ExpressSM, our primary operating banner, Golden Gallon® and CowboysSM. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers.

Our principal executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27331. Our telephone number is 919-774-6700.

Our Internet address is www.thepantry.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC.

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” and “our” refer to The Pantry, Inc., and its consolidated subsidiaries, and references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005, references to “fiscal 2004” refer to our fiscal year which ended September 30, 2004, references to “fiscal 2003” refer to our fiscal year which ended September 25, 2003, references to “fiscal 2002” refer to our fiscal year which ended September 26, 2002, references to “fiscal 2001” refer to our fiscal year which ended September 27, 2001 and references to “fiscal 2000” refer to our fiscal year which ended September 28, 2000. Our fiscal year ended September 30, 2004 included 53 weeks, all remaining periods presented included 52 weeks.

Operations

Merchandise Operations.    In fiscal 2005, our merchandise sales were 27.7% of our total revenues. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Merchandise sales (in millions)	$1,228.9	$1,172.8	$1,009.7	$1,012.8	$990.3
Average merchandise sales per store (in thousands)	$897.7	$856.7	$791.9	$776.1	$747.4
Comparable store merchandise sales increase	5.3%	3.4%	0.9%	2.8%	(0.8)%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	36.6%	36.3%	36.2%	34.9%	34.9%

The increase in average merchandise sales per store in fiscal 2005 is primarily due to the fiscal 2005 comparable store merchandise sales increase of 5.3%, offset by the impact of a 53rd week in fiscal 2004. We believe the comparable store gains were driven by our store conversion and rebranding program, as well as our focus on merchandise categories such as food service and private label products.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Tobacco products	31.1%	30.8%	32.7%	34.3%	33.9%
Beer and wine	16.3	16.8	16.1	16.1	15.9
Packaged beverages	16.3	15.7	15.1	14.4	13.9
General merchandise, health and beauty care	6.3	6.0	6.3	6.3	5.6
Self-service fast foods and beverages	5.6	5.5	5.4	5.2	5.9
Salty snacks	4.2	4.2	4.2	3.8	3.7
Fast food service	4.2	3.9	4.2	4.1	4.2
Candy	3.9	3.8	4.1	3.5	3.5
Dairy products	3.1	3.3	2.7	2.8	2.9
Services	3.0	3.3	3.2	2.6	2.2
Bread and cakes	2.3	2.3	2.4	2.3	2.4
Grocery and other merchandise	2.1	2.7	1.8	2.6	3.7
Newspapers and magazines	1.6	1.7	1.8	2.0	2.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 29, 2005, we operated 195 quick service restaurants within 179 of our locations. In 111 of these quick service restaurants, we offer products from nationally branded food franchises including Subway®, Quiznos®, Hardee’s®, Krystal®, Church’s®, Dairy Queen®, and Bojangles®. In addition, we offer a variety of proprietary food service programs in 84 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in April 2010. We purchase the balance of our merchandise from a variety of other distributors under contract terms of up to four years. We do not have written contracts with a number of these vendors.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders and car washes, and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations, we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of our 1,377 stores that sold gasoline as of September 29, 2005, 878, or 63.8%, were branded under the Amoco®, BP®, Chevron®, Citgo®, Mobil®, Exxon® or Texaco® brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts. The initial terms of these supply agreements range from three to ten years and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from Citgo Petroleum Corporation, or Citgo®, and BP Products, N.A., or BP® . There are approximately 49 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

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

In fiscal 2005, our gasoline revenues were 72.3% of our total revenues. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Gasoline sales (in millions)	$3,200.3	$2,320.2	$1,740.7	$1,470.7	$1,652.7
Gasoline gallons sold (in millions)	1,501.0	1,376.9	1,170.3	1,171.9	1,142.4
Average gallons sold per store (in thousands)	1,117.6	1,026.0	940.7	924.2	890.4
Comparable store gallon growth	4.7%	2.0%	0.7%	1.5%	(3.8)%
Average retail price per gallon	$2.13	$1.69	$1.49	$1.25	$1.45
Average gross profit per gallon	$0.142	$0.120	$0.124	$0.104	$0.125
Locations selling gasoline	1,377	1,335	1,232	1,253	1,286
Branded locations	878	890	872	959	1,006
Private brand locations	499	445	360	294	280
Locations with pay-at-pump credit card readers	1,215	1,113	1,005	1,008	1,009
Locations with multi-product dispensers	1,340	1,266	1,100	1,119	1,129

The increase in average gallons sold per store in fiscal 2005 is primarily due to the 4.7% increase in comparable store gallon growth, our current year acquisitions which on average had higher gasoline volumes and our continued efforts to rebrand or reimage our gasoline facilities. In fiscal 2005, the gasoline markets were volatile, with domestic crude oil hitting a low in December 2004 of approximately $41 per barrel and a high in August 2005 of approximately $70 per barrel. Generally, we attempt to pass along wholesale gasoline cost changes to our customers through retail price changes. However, our ability to pass along wholesale cost changes is influenced by gasoline market conditions and the retail prices offered by our competitors. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

Store Locations.    As of September 29, 2005, we operated 1,400 convenience stores located primarily in growing markets, coastal/resort areas and along major interstates and highways. Approximately 40% of our total stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 18% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal or resort areas. Almost all of our stores are freestanding structures averaging approximately 2,600 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

State	Percentage of Total Stores at September 29, 2005	Number of Stores as of Fiscal Year Ended
		September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Florida	31.6%	442	461	477	494	505
North Carolina	21.8	304	322	328	331	341
South Carolina	16.8	235	239	240	248	254
Georgia	9.0	126	98	56	56	57
Tennessee	7.3	101	103	14	14	14
Mississippi	3.7	53	51	53	54	56
Virginia	3.5	50	30	30	30	31
Alabama	2.7	38	—	—	—	—
Kentucky	2.4	33	37	38	39	42
Indiana	0.7	10	12	14	15	16
Louisiana	0.5	8	8	8	8	8

Total	100%	1,400	1,361	1,258	1,289	1,324

The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Number of stores at beginning of period	1,361	1,258	1,289	1,324	1,313
Acquired or opened	97	140	4	3	47
Closed or sold	(58)	(37)	(35)	(38)	(36)

Number of stores at end of period	1,400	1,361	1,258	1,289	1,324

Acquisitions.    We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, a minimum number of stores, sales volumes and profitability.

During fiscal 2005, we completed the following acquisitions:

•	On April 21, 2005, we completed the acquisition of D&D Oil Company, Inc., or D&D Oil, which operated 53 convenience stores under the Cowboys® banner. This acquisition included 23 stores in Alabama, 29 stores in Georgia, and one store in Mississippi. The purchase price was funded from available cash, approximately $23.7 million in proceeds from the partial settlement of a forward equity sale agreement we executed in October 2004 and seller lease financing. This acquisition provided an entrance into the Alabama market.

•	On August 18, 2005, we completed the acquisition of 23 convenience stores in Virginia operating under the Sentry Food Mart banner from Angus I. Hines, Inc. The purchase price was funded from available cash, approximately $9.3 million in proceeds from the final settlement of the forward equity sale agreement and $12.1 million in lease finance obligations.

•	On September 22, 2005, we completed the acquisition of 13 convenience stores in Alabama from Chatham Oil Company, which have been operating under the Speedmart Food Stores banner. This acquisition was funded from available cash and seller lease financing.

•	Additionally, during fiscal 2005, we acquired seven stores in five separate transactions, all of which were funded from available cash.

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment. This process focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. During fiscal 2005, we opened one new location. During fiscal 2006, we plan to open three additional locations and to more actively pursue sites for future growth.

Improvement of Store Facilities and Equipment.    During fiscal 2005 and fiscal 2004, we upgraded the facilities and equipment at many of our existing and acquired store locations. The gross cost of these upgrades was approximately $57.9 million in fiscal 2005 and $44.3 million in fiscal 2004. Prior to making these expenditures, management assesses potential return on investment, sales volumes, and the lease term for leased locations. Following is a breakdown of these expenditures:

•	we spent $9.1 million on rebuilds and remodels in fiscal 2005 compared to $10.6 million in fiscal 2004;

•	we spent $19.7 million on gasoline and store branding in fiscal 2005 compared to $18.6 million in fiscal 2004. After entering into new gasoline supply contracts in February 2003, we began our initiative to consolidate our gasoline brands and store brands, which included approximately 1,100 locations and was substantially completed by the end of fiscal 2005; and

•	we spent $29.1 million on other capital improvements in fiscal 2005 compared to $15.1 million in fiscal 2004. These amounts included gasoline upgrades, building improvements, new store equipment, quick service restaurant installations and improvements, self-service food service installations and improvements, installation of scanning equipment and other store-related improvements.

Store Closures.     We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2005, we closed or sold 58 stores compared to 37 stores in fiscal 2004.

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

Competition

The convenience store and retail gasoline industries are highly competitive. We compete with numerous other convenience stores, supermarkets, drug stores, discount clubs, gasoline service stations, fast food operations and other similar retail outlets. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe that our modernized store base, strategic mix of locations, gasoline offerings and use of competitive market data, including our Gasoline Pricing System, which helps us optimize competitive gasoline pricing, combined with our management’s expertise allow us to be an effective and significant competitor in our markets.

Technology and Store Automation

We believe our information system initiatives are important to the ongoing success across all functional areas of our company. During 2005, we continued to see the results of the system investments made over the past few years.

Over the last several fiscal years, including fiscal year 2005, we have invested capital and resources to:

•	enhance and expand our systems infrastructure to support the processes we have developed for transitioning acquired store locations, which we believe has been a significant contributor to the synergies and benefits of our acquisition growth strategy;

•	implement point-of-sale scanning, back office system integration, and electronic invoicing throughout our store network; and

•	develop, enhance and utilize proprietary and packaged applications to improve store level gasoline pricing, gasoline and merchandise inventory management, automate functions throughout our administrative departments and expand the use of decision support tools.

During fiscal 2005, we continued to invest in programs and system upgrades targeted to improve store level gasoline pricing and merchandise inventory management, along with new decision support and training tools. These systems include:

•	Gasoline Systems—Our Gasoline Pricing System is an internally developed price optimization program that during fiscal 2005 was upgraded with enhancements focused on providing further analytical capabilities, expanded competitive tracking, and added monitoring of price implementation at the store level. We believe the system is important to our results in the gasoline segment of our business by optimizing pricing to achieve sales, volume and margin goals.

We continue to utilize TelaPoint’s Internet-based supply chain system for fuel forecasting, inventory management and transportation dispatch, which is a collaborative system that is also used by our key carriers. In fiscal 2005, the system was enhanced to provide us with additional reporting capabilities that assist us in monitoring carrier performance and store inventories, which we believe was particularly important to our successful operations throughout the volatile gasoline supply situations of fiscal 2005.

We added gasoline suppliers to and enhanced the functionality of our Gasoline Supply Audit system in fiscal 2005. This system allows us to better manage and monitor our financial and contractual arrangements with each of these vendors.

•	Point-of-Sale (“POS”) Integration and Scanning—During our third fiscal quarter of fiscal 2005, 100% of our stores were operating with a fully integrated POS system including scanning and polling sales and other reporting data to our back office system.

Generally, as a result of our disciplined approach and integration model with acquired stores, we are able to have them operating on our POS system within the first day of the acquisition, further ensuring their quick integration to our systems.

To support the continuing gasoline rebranding initiative and to minimize data interruptions, our information systems group coordinated the transition required with the POS, back office and other systems.

•	Decision Support—With the completion of our POS scanning project and our commitment to scan in acquired stores immediately, we now have a fully integrated front end to our marketing and operational decision support systems. We are able to collect, process and utilize standardized company-wide data to optimize our merchandising sets, selection and pricing. The analytic capabilities using scan data to measure alternative scenarios and actual results expanded considerably in fiscal 2005.

During fiscal 2005, we upgraded and enhanced our financial reporting decision support system to include field operations staff, giving them added flexibility to review and analyze financial results. The system provides management with data to review individual store performance and to make strategic decisions regarding capital investments or divesting of the location.

•	Computer Based Training—During fiscal 2005, we added training modules to provide our store employees with a structured way of learning how to handle customer transactions with lottery and money orders.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill ZoneSM, Lil’ Champ Food Store®, Handy Way®, Quick StopSM, Kangaroo®, Kangaroo ExpressSM, Fast Lane®, Big K Food StoresSM, Mini MartSM, DepotSM, Food Chief®, Express StopSM, SprintSM , CowboysSM and Smokers ExpressSM. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Storage and Sale of Gasoline.    We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the Environmental Protection Agency, or EPA to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 29, 2005, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 31, 1998 and meet such requirements for releases thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a letter of credit.

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

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Mississippi and Virginia. The coverage afforded by each state fund varies but generally provides up to $1.5 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from zero dollars to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage for remediation and third party claims. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

Environmental Reserves.    Environmental reserves of $16.3 million and $14.1 million as of September 29, 2005 and September 30, 2004, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $14.9 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.4 million for remediation, tank removal and litigation. Also, as of September 29, 2005 and September 30, 2004, there were an additional 510 and 503 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 29, 2005, anticipated reimbursements of $15.3 million are recorded as long-term environmental receivables and $2.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors), and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

Employees

As of September 29, 2005, we employed approximately 9,191 full-time and 1,612 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. Approximately 10,257 of our employees are employed in our stores and 546 are corporate and field management personnel. None of our employees are represented by unions. We consider our employee relations to be good.

Executive Officers

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Peter J. Sodini	64	President, Chief Executive Officer and Director
Steven J. Ferreira	49	Senior Vice President, Administration
Joseph A. Krol	57	Senior Vice President, Operations
Daniel J. Kelly	53	Vice President and Chief Financial Officer
David M. Zaborski	50	Vice President, Marketing

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

Steven J. Ferreira has served as our Senior Vice President, Administration since February 2001 and prior to that served as Vice President, Strategic Planning since May 1997. Prior to joining The Pantry, he was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and, finally, Chief Operating Officer.

Joseph A. Krol has served as our Senior Vice President, Operations since October 2002, and prior to that he was Group Vice President, Operations for Lil’ Champ from February 1999 to October 2002 and our Vice President, Operations from August 1996 to February 1999. Prior to joining The Pantry in August 1996, Mr. Krol was a Division Manager, Operations with Food 4 Less.

Daniel J. Kelly has served as our Vice President, Finance and Chief Financial Officer since January 2003. Prior to joining The Pantry, Mr. Kelly was with Konover Property Trust, Inc., a public real estate investment trust, where he served as Chief Financial Officer and Executive Vice President from November 1999 to November 2002. Prior to joining Konover, Mr. Kelly was a partner in the audit division of Arthur Andersen LLP. Prior to being named partner in 1993, Mr. Kelly had various other positions during his sixteen-year tenure with that firm.

David M. Zaborski has served as Vice President, Marketing since November 2001 and served as Vice President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Item 1A.    Risk Factors

RISK FACTORS

You should carefully consider the risks described below and the section entitled “Safe Harbor Discussion” under Item 7 before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Over the past three fiscal years, our gasoline revenue accounted for approximately 68.0% of total revenues and our gasoline gross profit accounted for approximately 29.7% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of shortage, which could result from, among other things, lack of capacity at United States oil refineries, severe weather conditions including hurricanes or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale cost increases of tobacco products could impact our operating results.

Sales of tobacco products have averaged approximately 9.0% of our total revenue over the past three fiscal years and our tobacco gross profit accounted for approximately 14.9% of total gross profit for the same period.

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

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in the southeastern United States specifically could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 40% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline.

Risks Related to Our Business

Unfavorable weather conditions or other trends or developments in the Southeast could adversely affect our business.

Substantially all of our stores are located in the southeast region of the United States. Although the southeast region is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we experienced in fiscal 2005. Inclement weather conditions as well as severe storms in the southeast region could damage our facilities or could have a significant impact on consumer behavior, including spending behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the southeast region, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We would also be impacted by regional occurrences in the southeastern United States such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to identify, acquire and integrate new stores could adversely affect our ability to grow our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 53 convenience stores operating under the CowboysSM banner in April 2005. Since 1996, we have successfully completed and integrated more than 50 acquisitions, growing our store base from 379 to 1,400 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

•	We may not be able to identify suitable acquisition candidates or acquire additional convenience stores on favorable terms. We compete with others to acquire convenience stores. We believe that this competition may increase and could result in decreased availability or increased prices for suitable acquisition candidates. It may be difficult to anticipate the timing and availability of acquisition candidates.

•	During the acquisition process, we may fail or be unable to discover some of the liabilities of companies or businesses which we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state or local laws.

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing systems, financial controls, information systems, management resources and human resources will need to grow to support significant growth.

Our substantial indebtedness and lease finance obligations could adversely affect our financial health.

We have a significant amount of indebtedness. As of September 29, 2005, we had consolidated debt, including lease finance obligations, of approximately $758.5 million. As of September 29, 2005, our availability under our senior credit facility for borrowing or issuing additional letters of credit was approximately $27.0 million. We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

We and our subsidiaries are still able to incur additional indebtedness. The terms of the indenture that govern our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. In addition, our senior credit facility, as amended, permits us to borrow up to $250.0 million in additional subordinated debt ($100.0 million after the November 2005 senior subordinated convertible note offering) and an additional $75.0 million in term debt for general corporate purposes, including permitted acquisitions (assuming certain financial conditions are met at the time) beyond the $70.0 million we can borrow under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

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

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our senior credit facility limits our ability to make capital expenditures. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, and also maximum capital expenditure limits as defined in the senior credit facility agreement. A violation of any of these or certain other covenants could cause an event of default under the senior credit facility. If we default under that facility because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or our indenture governing our senior subordinated notes likely would have a material adverse effect on us.

On July 28, 2005, we announced our intention to restate our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and our unaudited interim period results included in our Quarterly Reports on Form 10-Q for the periods ended December 30, 2004 and March 31, 2005, to correct the recording of certain sale-leaseback transactions entered into by our company. The restatement was the result of our determination, in consultation with our independent registered public accountants, that such transactions must be accounted for as financing transactions rather than as sale-leaseback transactions. The restatement recharacterizes the transactions as financing transactions, with the assets and related financing obligation carried on our balance sheet. As a result, approximately $177.4 million in additional debt was recorded as of September 30, 2004, with a proportionate increase in assets. While we have remained in compliance with all of the financial ratio covenants of the loan agreement under our senior credit facility, the increase in debt put our company in default because of provisions that limit our ability to incur additional indebtedness. On August 5, 2005, we obtained a waiver of default and amendment to our loan agreement, the effect of which has been to bring our company into compliance with the loan agreement after giving effect to the restatement of financial statements.

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

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers and may deny or revoke licensure if relationships in violation of the state laws exist. We are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company.

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

In 2003, we signed new gasoline supply agreements with BP® and Citgo®. BP® and Citgo® supply approximately 90% of our gasoline purchases. We have contracts with Citgo® until 2010 and BP® until 2009, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if senior management left The Pantry.

We are dependent on the continued efforts of our senior management team, including our President and Chief Executive Officer, Peter J. Sodini. Mr. Sodini’s employment contract terminates in September 2009. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit store managers, regional managers and other store personnel. If we fail to continue to attract these individuals, our operating results may be adversely affected.

Litigation and publicity concerning food quality, health and other issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. We are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, or claims alleging violations of state and federal law regarding workplace and employment matters, discrimination and similar matters. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline, merchandise or food service at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs regardless of results, and may divert time and money away from our operations and hurt our performance.

Pending SEC matters could adversely affect us.

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The SEC, issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. In September, 2005, we received from the SEC a request that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting and our decision to restate our financial statements with respect to it. The request is part of an informal investigation, which the SEC has said is a fact-finding inquiry that does not mean that the SEC has concluded that we have broken any law or that the SEC has a negative opinion of any person, entity or security. We have cooperated with the SEC’s informal request. We are unable to predict whether this request will continue or result in any adverse action.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC, Nasdaq and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations or the trading price of our stock.

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. For example, during management’s fiscal 2005 Sarbanes-Oxley Section 404 assessment, two material weaknesses in internal control over financial reporting were identified (described in Item 9A of this report). These material weaknesses result in a more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected. These laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance, which could result in continuing uncertainty regarding compliance matters.

We have devoted significant resources to remediate our deficiencies and improve our internal control over financial reporting. Although we believe that these efforts have strengthened our internal control over financial reporting and addressed the concerns that gave rise to the material weaknesses in fiscal 2005, we are continuing to work to improve our internal control over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 7, 2005, there are 22,348,537 shares of our common stock outstanding; of these shares, 22,093,538 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Risk Factors” beginning on page 11 and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 29, 2005, we own the real property at 352 of our stores and lease the real property at 1,048 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheet. The aggregate rent paid for fiscal 2005 for operating leases was $49.5 million and for leases accounted for under lease finance obligations was $24.5 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2006-2010	67	6	73
2011-2015	78	1	79
2016-2020	86	2	88
2021-2025	112	12	124
2026-2030	77	4	81
2031-2035	244	32	276
2036-2040	20	48	68
2041-2045	79	14	93
2046-2050	27	12	39
2051-2055	9	118	127

Total	799	249	1,048

Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. Beyond payment of our contractual lease obligations through the end of the term, early termination of these leases would result in minimal, if any, penalty to us.

When appropriate, we have chosen to sell and then lease back properties. Factors leading to this decision include alternative desires for use of cash, beneficial taxation, minimization of the risks associated with owning the property (especially changes in valuation due to population shifts, urbanization and/or proximity to high volume streets) and the economic terms of such lease finance transactions.

We own our corporate headquarters, a three story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. Management believes that our headquarters are adequate for our present needs. Management is currently reviewing alternatives for future growth needs.

Item 3.    Legal Proceedings

As previously reported, there is pending (instituted on July 17, 2004) a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value, represents our only voting securities. There are 22,348,537 shares of common stock issued and outstanding as of September 29, 2005. Our common stock is traded on the Nasdaq National Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported on the Nasdaq National Market through September 29, 2005, based on published financial sources.

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
First	$30.56	$21.45	$27.45	$10.22
Second	$35.60	$27.80	$29.64	$17.27
Third	$40.96	$27.33	$22.67	$17.56
Fourth	$44.77	$33.62	$25.35	$18.49

As of December 7, 2005, there were 28 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last two fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our board of directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

Item 6.    Selected Financial Data

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplementary Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated. Our fiscal year ended September 30, 2004 included 53 weeks, all remaining periods presented included 52 weeks.

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003		September 26, 2002	September 27, 2001
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,228.9	$1,172.8	$1,009.7		$1,012.8	$990.3
Gasoline revenue	3,200.3	2,320.2	1,740.7		1,470.7	1,652.7

Total revenues	4,429.2	3,493.1	2,750.4		2,483.5	2,643.0
Gross profit:
Merchandise gross profit	449.2	425.4	365.5		353.9	345.3
Gasoline gross profit	213.9	165.4	145.3		121.5	142.3

Total gross profit	663.1	590.8	510.8		475.4	487.6

Operating, general and administrative expenses	450.3	419.3	373.4		358.3	356.3
Restructuring and other charges	—	—	—		—	4.8 (a)
Depreciation and amortization(b) (c)	64.3	60.9	55.8		55.6	64.8
Income from operations	148.5	110.6	81.7		61.5	61.8
Loss on debt extinguishment(d)	—	23.1	2.9		—	—
Interest expense	56.1	64.3	57.8		59.9	66.0
Income (loss) before cumulative effect adjustment	57.8	15.7	14.6		1.4	(3.0)
Cumulative effect adjustment, net of tax	—	—	(3.5	)(e)	—	—

Net income (loss)	57.8	15.7	11.1		1.4	(3.0)
Earnings (loss) per share before cumulative effect adjustment:
Basic	$2.74	$0.80	$0.81		$0.08	$(0.17)
Diluted	$2.64	$0.76	$0.80		$0.08	$(0.17)
Earnings (loss) per share:
Basic	$2.74	$0.80	$0.61		$0.08	$(0.17)
Diluted	$2.64	$0.76	$0.61		$0.08	$(0.17)
Weighted-average shares outstanding:
Basic	21,100	19,606	18,108		18,108	18,113
Diluted	21,930	20,669	18,370		18,109	18,113
Dividends paid on common stock	—	—	—		—	—
Other Financial Data:
Adjusted EBITDA(f)	$215.7	$173.2	$140.2		$117.8	$128.4
Cash provided by (used in):
Operating activities	$133.6	$117.0	$68.7		$54.4	$77.0
Investing activities(g)	(166.2)	(227.1)	(24.4)		(23.1)	(125.7)
Financing activities	36.1	145.2	(13.7)		(39.6)	45.9
Gross capital expenditures(h)	73.4	49.4	25.5		26.5	43.6
Net capital expenditures(i)	58.7	32.8	18.9		18.8	31.6
Store Operating Data:
Number of stores (end of period)	1,400	1,361	1,258		1,289	1,324
Average sales per store:
Merchandise revenue (in thousands)	$897.7	$856.7	$791.9		$776.1	$747.4
Gasoline gallons (in thousands)	1,117.6	1,026.0	940.7		924.2	890.4
Comparable store sales(j):
Merchandise	5.3%	3.4%	0.9%		2.8%	(0.8)%
Gasoline gallons	4.7%	2.0%	0.7%		1.5%	(3.8)%
Operating Data:
Merchandise gross margin	36.6%	36.3%	36.2%		34.9%	34.9%
Gasoline gallons sold (in millions)	1,501.0	1,376.9	1,170.3		1,171.9	1,142.4
Average retail gasoline price per gallon	$2.13	$1.69	$1.49		$1.25	$1.45
Average gasoline gross profit per gallon(k)	$0.142	$0.120	$0.124		$0.104	$0.125
Balance Sheet Data (end of period):
Cash and cash equivalents	$111.5	$108.0	$72.9		$42.2	$50.6
Working capital (deficiency)	69.8	61.3	16.1		(43.4)	(29.8)
Total assets	1,388.2	1,232.9	992.4		987.3	1,026.7
Total debt and lease finance obligations	758.5	760.3	596.4		601.3	638.0
Shareholders’ equity	251.9	148.9	127.2		114.1	110.4

(footnotes on following page)

(a)	During fiscal 2001, we recorded restructuring and other charges of $4.8 million pursuant to a formal plan to centralize administrative functions.

(b)	During fiscal 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, which eliminated the amortization of goodwill. Goodwill amortization expense was $5.8 million for the fiscal year ended September 27, 2001.

(c)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project that resulted in either updating or changing the image of the majority of our stores. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $2.0 million and $3.4 million in fiscal 2004 and 2003, respectively.

(d)	During fiscal 2004, we recorded $23.1 million in charges in connection with the refinancing of our senior credit facility and senior subordinated notes. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of original issue discount and call premiums of approximately $7.8 million. On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of the unamortized deferred financing costs associated with the previous credit facility.

(e)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

(f)	Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net income (loss) (amounts in thousands):

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002	September 27, 2001
Adjusted EBITDA	$215,677	$173,182	$140,225	$117,834	$128,353
Interest expense and loss on extinguishment of debt	(56,130)	(87,344)	(60,693)	(59,932)	(65,992)
Depreciation and amortization	(64,341)	(60,911)	(55,767)	(55,563)	(64,765)
Provision for income taxes	(37,396)	(9,201)	(9,152)	(901)	(633)
Cumulative effect adjustment	—	—	(3,482)	—	—

Net income (loss)	$57,810	$15,726	$11,131	$1,438	$(3,037)

(g)	Investing activities include expenditures for acquisitions.

(h)	Purchases of assets to be held for sale are excluded from gross capital expenditures.

(i)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and lease finance transactions.

(j)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth. Comparable store sales as defined by us may not be comparable to similarly titled measures reported by other companies.

(k)	Gasoline gross profit per gallon represents gasoline revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on gasoline equipment. Gasoline gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Safe Harbor Discussion

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of rebranding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, the proposed refinancing and our senior credit facility, and expectations regarding remodeling, rebranding, reimaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Risk Factors” beginning on page 9. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 13, 2005. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Summary and Selected Consolidated Statements of Earnings Data

For fiscal year ended September 29, 2005, we reported net income of $57.8 million and diluted earnings per share of $2.64 compared to net income of $15.7 million and diluted earnings per share of $0.76 in fiscal year ended September 30, 2004. Our total revenues for fiscal 2005 increased 26.8% over fiscal 2004 to $4.4 billion. This earnings growth in our business was achieved through the continued execution of our strategy of enhancing same store volume, expanding our Southeast market presence through acquisitions and was also favorably impacted in the fourth quarter of fiscal 2005 by gasoline market conditions. Subsequent to Hurricanes Katrina and Rita in the fourth quarter of fiscal 2005, the gasoline market experienced supply shortages and rapidly increasing prices. Through our gasoline supply agreements, we were generally able to serve our customers and maintain competitive pricing. We anticipate the gasoline markets to return to more historical behavior patterns during fiscal 2006. In the execution of our strategy, we invested $73.4 million back into our business and invested $103.1 million for acquisitions of new businesses during fiscal 2005. We enhanced our business by maintaining an aggressive regional store expansion, supported by continued investments in store reimaging programs and technology, including increased private label penetration. In fiscal 2005, we continued to invest in technology through the installation of expanded systems infrastructure to improve our operating systems and enable future growth. Our technological enhancements also included implementation of a fully integrated POS scanning system, which allows us to poll sales and other reporting data from all of our 1,400 stores and enhancements to our Gasoline Pricing System, which allow us to optimize pricing to achieve sales, volume, and margin goals. We believe these enhancements streamline the front-end of our stores and provide us with greater optimization ability. We believe these investments in our core business are paying off as evidenced by certain key operating performance measurements, including comparable store sales, which increased 5.3% and 4.7% in fiscal 2005 for merchandise and gasoline gallons, respectively, and gasoline gross profit per gallon which increased 18.3% in fiscal 2005 to $0.142 compared to $0.120 in fiscal 2004.

Our merchandise revenue increased 4.8% to $1.2 billion in fiscal 2005, and we saw growth in comparable stores of 5.3% driven by our store conversion and rebranding, as well as our focus on the food service and private label product categories. We have achieved growth in gasoline revenue of 37.9% to $3.2 billion in fiscal 2005. This growth was achieved through comparable store gallon growth due primarily to our rebranding and reimaging efforts, a 26.0% increase in our average retail price, as well as our gasoline revenue related to acquired stores.

We generated $133.6 million of cash flow from operations in fiscal 2005, an increase of 14.2% from fiscal 2004, allowing us to make the aforementioned investments of $73.4 million in capital expenditures and $103.1 million for acquisitions. We believe our financial condition remains strong as evidenced by our $111.5 million in cash and cash equivalents at September 29, 2005. At the end of fiscal 2005, our working capital was $69.8 million and our leverage ratio (total debt and lease finance obligations divided by Adjusted EBITDA) was 3.5 compared to 4.4 at the end of fiscal 2004. We believe the selected sales data, the percentage relationship between total revenue and major categories in our consolidated statements of operations and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition.

During fiscal 2005, we completed the following acquisitions:

•	On April 21, 2005, we completed the acquisition of D&D Oil, which operated 53 convenience stores under the Cowboys® banner. This acquisition included 23 stores in Alabama, 29 stores in Georgia, and one store in Mississippi. The purchase price was funded from available cash, approximately $23.7 million in proceeds from the partial settlement of a forward equity sale agreement we executed in October 2004 and seller lease financing. This acquisition provided an entrance into the state of Alabama.

•	On August 18, 2005, we completed the acquisition of 23 convenience stores in Virginia operating under the Sentry Food Mart banner from Angus I. Hines, Inc. The purchase price was funded from available cash, approximately $9.3 million in proceeds from the final settlement of the forward equity sale agreement and $12.1 million in lease finance obligations.

•	On September 22, 2005, we completed the acquisition of 13 convenience stores in Alabama from Chatham Oil Company, which have been operating under the Speedmart Food Stores banner. This acquisition was funded from available cash and seller lease financing.

•	Additionally, during fiscal 2005 we acquired seven stores in five separate transactions, all of which were funded from available cash.

Results of Operations

Fiscal 2005 contained 52 weeks, fiscal 2004 contained 53 weeks, and fiscal 2003 contained 52 weeks. The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of our total revenue:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003
Total revenue	100.0%	100.0%	100.0%
Gasoline revenue	72.3	66.4	63.3
Merchandise revenue	27.7	33.6	36.7
Cost of sales	85.0	83.1	81.4

Gross profit	15.0	16.9	18.6
Gasoline gross profit	4.8	4.7	5.3
Merchandise gross profit	10.2	12.2	13.3
Operating, general and administrative expenses	10.2	12.0	13.6
Depreciation and amortization	1.4	1.7	2.0

Income from operations	3.4	3.2	3.0
Loss on extinguishment of debt	—	(0.7)	(0.1)
Interest and miscellaneous (expense)	1.2	(1.8)	(2.0)

Income before income taxes	2.2	0.7	0.9
Income tax expense	(0.9)	(0.2)	(0.4)

Net income before cumulative effect adjustment	1.3	0.5	0.5
Cumulative effect adjustment, net of income tax	—	—	(0.1)

Net income	1.3%	0.5%	0.4%

The table below provides a summary of our selected financial data for fiscal 2005, 2004 and 2003.

	Fiscal Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003
Selected financial data:
Merchandise margin	36.6%	36.3%	36.2%
Gasoline gallons (millions)	1,501.0	1,376.9	1,170.3
Gasoline margin per gallon	$0.142	$0.120	$0.124
Gasoline retail per gallon	$2.13	$1.69	$1.49
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [1]	16.5%	16.4%	17.1%

Comparable store data:
Merchandise sales %	5.3%	3.4%	0.9%
Gasoline gallons %	4.7%	2.0%	0.7%

Number of stores:
End of period	1,400	1,361	1,258
Weighted-average store count	1,369	1,369	1,275

[1]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparability.

Fiscal 2005 Compared to Fiscal 2004

Total Revenue.    Total revenue for fiscal 2005 was $4,429.2 million compared to $3,493.1 million for fiscal 2004, an increase of $936.2 million, or 26.8%. The increase in total revenue is primarily due to the revenue of stores acquired in fiscal 2005 of $229.6 million, comparable store increases in merchandise sales of $53.2 million and in gasoline gallons of 53.9 million, and a 26.0% increase in our average retail price of gasoline gallons sold. The impact of these factors was partially offset by the impact of a 53rd week in fiscal 2004 of $66.0 million and lost volume from closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2005 was $1,228.9 million for fiscal 2005 compared to $1,172.8 million for fiscal 2004, an increase of $56.0 million, or 4.8%. This increase is primarily due to the merchandise revenue of stores acquired in fiscal 2005 of $30.9 million and a comparable store merchandise sales increase of 5.3%. We believe the comparable store gains were driven by our store conversion and rebranding program, as well as our focus on merchandise categories such as food service and private label products. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $19.9 million and lost volume from closed stores of approximately $10.9 million.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2005 was $3,200.3 million compared to $2,320.2 million for fiscal 2004, an increase of $880.1 million, or 37.9%. The increase in gasoline revenue is primarily due to the increase in our average retail price, gasoline revenue of stores acquired in fiscal 2005 of $198.7 million and comparable store gallon volume growth of 4.7%. We believe the comparable store gallon growth was driven by our efforts to rebrand or reimage our gasoline facilities. In fiscal 2005, our average retail price of gasoline was $2.13 per gallon, which represents a 44.0 cent per gallon, or 26.0%, increase in average retail price from fiscal 2004. The increase in our average retail price is the result of our passing along wholesale cost increases to our customers. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $45.6 million and lost revenue from closed stores.

In fiscal 2005, gasoline gallon volume was 1,501.0 million gallons, an increase of 124.2 million gallons, or 9.0%, from fiscal 2004. The increase in gasoline gallons was due to the gallon volume from stores acquired in fiscal 2005 of 86.5 million and the comparable store gallon volume increase of 4.7%. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of 24.2 million gallons and lost volume from closed stores of 7.8 million gallons. We believe that the fiscal 2005 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gasoline gallon volume.

Total Gross Profit.    Our fiscal 2005 gross profit was $663.1 million compared to $590.8 million for fiscal 2004, an increase of $72.3 million, or 12.2%. The increase in gross profit is primarily attributable to the gross profit contribution of stores acquired in fiscal 2005 of $21.4 million, the increase in our gasoline gross profit per gallon and our comparable store volume increases discussed above. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $9.2 million and lost gross profit from closed stores.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $449.3 million for fiscal 2005 compared to $425.4 million for fiscal 2004, an increase of $23.8 million, or 5.6%. This increase is primarily attributable to the merchandise gross profit of stores acquired in fiscal 2005 of $10.9 million, increases in merchandise revenue discussed above and a 30 basis point improvement in merchandise gross margin. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $7.2 million and lost merchandise gross profit from closed stores.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $213.9 million for fiscal 2005 compared to $165.4 million for fiscal 2004, an increase of $48.5 million, or 29.3%. The increase is primarily attributable to the 2.2 cent increase in our gasoline margin per gallon, gasoline gross profit from stores acquired in fiscal 2005 and the comparable store sales gains discussed above. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $1.9 million and lost volume from closed stores. Gasoline gross profit per gallon was 14.2 cents in fiscal 2005 compared to 12.0 cents in fiscal 2004. The increase in gasoline gross profit was primarily due to our ability to pass along wholesale crude costs to retail prices during fiscal 2005. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 3.6 cents per gallon and 2.9 cents per gallon for fiscal 2005 and fiscal 2004, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2005 were $450.3 million compared to $419.3 million for fiscal 2004, an increase of $30.9 million, or 7.4%. The increase is primarily attributable to the operating expenses associated with stores acquired during fiscal 2005 and comparable store increases in labor and other variable expenses. In addition we recorded $6.8 million in charges related to stores closed in fiscal 2005 compared to $1.7 million in fiscal 2004. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $6.1 million.

Income from Operations.    Income from operations for fiscal 2005 was $148.5 million compared to $110.6 million for fiscal 2004, an increase of $37.9 million, or 34.3%. This increase is primarily due to the increase in gross profit discussed above partially offset by the increases in operating expenses and a $3.4 million increase in depreciation and amortization expenses.

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2005 was $215.7 million compared to $173.2 million for fiscal 2004, an increase of $42.5 million, or 24.5%. The increase is primarily due to the variances discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net income:

	Fiscal Year Ended
	September 29, 2005	September 30, 2004
	(amounts in thousands)
Adjusted EBITDA	$215,677	$173,182
Interest expense and loss on extinguishment of debt	(56,130)	(87,344)
Depreciation and amortization	(64,341)	(60,911)
Provision for income taxes	(37,396)	(9,201)

Net income	$57,810	$15,726

Interest Expense (see—”Liquidity and Capital Resources”).    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes, lease finance obligations and the loss on debt extinguishment referred to above. Interest expense, excluding the loss on debt extinguishment, for fiscal 2005 was $56.1 million compared to $64.3 million for fiscal 2004, a decrease of $8.1 million, or 12.6%. The decrease is primarily attributable to a reduction of approximately 250 basis points in our effective interest rate as a result of the refinancing of our senior credit facility and subordinated notes in February and March of fiscal 2004.

Income Tax Expense.    We recorded income tax expense of $37.4 million in fiscal 2005 as compared to $9.2 million in fiscal 2004. Our effective tax rate for fiscal 2005 was 39.3% compared to 36.9% for fiscal 2004. The increase in the effective rate is primarily the result of an increase in our statutory tax rate in fiscal 2005 coupled with the reversal in fiscal 2004 of approximately $400 thousand in tax reserves due to the expected utilization of various tax credits and net operating losses.

Net Income.    As a result of the items discussed above, net income for fiscal 2005 was $57.8 million compared to $15.7 million for fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Total Revenue.    Total revenue for fiscal 2004 was $3,493.1 million compared to $2,750.0 million for fiscal 2003, an increase of $742.7 million, or 27.0%. The increase in total revenue is primarily due to $411.0 million in revenue from the acquisition of the Golden Gallon® stores, approximately $66.0 million in revenue from the 53rd week in fiscal 2004, comparable store increases in merchandise sales of $33.6 million and in gasoline gallons of 23.7 million, and a 13.4% increase in our average retail price of gasoline gallons sold. The impact of these factors was partially offset by lost volume from 37 closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2004 was $1,172.8 million compared to $1,009.7 million for fiscal 2003, an increase of $163.1 million, or 16.2%. This increase is primarily the result of $125.5 million in revenue from the acquisition of the Golden Gallon® stores, $19.9 million in revenue from the 53rd week, and the comparable store merchandise sales increase of 3.4% offset by lost volume from closed stores of approximately $17.1 million.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2004 was $2,320.2 million compared to $1,740.7 million for fiscal 2003, an increase of $579.6 million, or 33.3%. The increase in gasoline revenue is primarily due to $285.5 million in revenues from the Golden Gallon® stores, $45.6 million in revenue from the 53rd week, higher average gasoline retail prices and a comparable store gallon volume increase of 2.0%. In fiscal 2004, our average retail price of gasoline was $1.69 per gallon, which represents a 20.0 cent per gallon, or 13.4%, increase in average retail price from fiscal 2003.

In fiscal 2004, gasoline gallon volume was 1,376.9 million gallons, an increase of 206.6 million gallons, or 17.7%, from fiscal 2003. The increase in gasoline gallons was due to an additional 172.2 million gallons from the acquisition of the Golden Gallon® stores, 24.2 million gallons from the 53rd week, and the comparable store gallon volume increase of 2.0%, partially offset by lost volume from 37 closed stores of 15.4 million gallons. We believe that the fiscal 2004 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gallon volume.

Total Gross Profit.    Our fiscal 2004 gross profit was $590.8 million compared to $510.8 million for fiscal 2003, an increase of $80.0 million, or 15.7%. The increase in gross profit is primarily attributable to $63.5 million in gross profit from the Golden Gallon® stores, $9.2 million in gross profit from the 53rd week, as well as with comparable store volume increases discussed above.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $425.4 million for fiscal 2004 compared to $365.5 million for fiscal 2003, an increase of $59.9 million, or 16.4%. This increase is primarily attributable to the increases in merchandise revenue discussed above and a 10 basis point improvement in merchandise gross margin.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $165.4 million for fiscal 2004 compared to $145.3 million for fiscal 2003, an increase of $20.1 million, or 13.9%. The increase is primarily attributable to increased volumes as a result of the Golden Gallon® acquisition and comparable store sales gains discussed above, partially offset by lost volume from closed stores. Gasoline gross profit per gallon was 12.0 cents in fiscal 2004 compared to 12.4 cents in fiscal 2003. The decrease in gasoline gross profit was primarily due to the significant increase in wholesale crude costs during fiscal 2004. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 2.9 cents per gallon and 2.7 cents per gallon for fiscal 2004 and fiscal 2003, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative Expenses.    Operating expenses for fiscal 2004 were $419.3 million compared to $373.4 million for fiscal 2003, an increase of $46.0 million, or 12.3%. The increase is primarily attributable to approximately $32.7 million in operating, general and administrative expenses associated with the acquisition of the Golden Gallon® stores, approximately $6.1 million in additional expenses due to the 53rd week, hurricane related losses of $4.3 million, increased insurance costs of approximately $2.0 million, and comparable store increases in labor and other variable expenses partially offset by a net gain related to the total of asset disposals and closed store activity.

Income from Operations.    Income from operations for fiscal 2004 was $110.6 million compared to $81.7 million for fiscal 2003, an increase of $28.9 million, or 35.5%. The increase is primarily attributable to approximately $27.7 million in operating income from the acquisition of the Golden Gallon® stores and $2.1 million in operating income from the 53rd week.

Adjusted EBITDA.    Adjusted EBITDA is defined by us as net income before interest expense, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA for fiscal 2004 was $173.2 million compared to $140.2 million for fiscal 2003, an increase of $33.0 million, or 23.5%. The increase is primarily due to $30.8 million of Adjusted EBITDA from the Golden Gallon® stores, $3.1 million from the 53rd week, and the increases in comparable store sales partially offset by the increased operating, general and administrative expense items discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income:

	Fiscal Year Ended
	September 30, 2004	September 25, 2003
	(amounts in thousands)
Adjusted EBITDA	$173,182	$140,225
Interest expense and loss on extinguishment of debt	(87,344)	(60,693)
Depreciation and amortization	(60,911)	(55,737)
Provision for income taxes	(9,201)	(9,152)
Cumulative effect adjustment	—	(3,482)

Net income	$15,726	$11,131

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

Interest Expense (see—”Liquidity and Capital Resources”).    Interest expense is primarily interest on borrowings under our senior credit facility and senior subordinated notes, lease finance obligations and the loss on debt extinguishment referred to above. Interest expense, excluding the loss on debt extinguishment, for fiscal 2004 was $64.3 million compared to $57.8 million for fiscal 2003, an increase of $6.5 million, or 11.2%. The increase is primarily attributable to an increase in our weighted average borrowings and lease finance obligations as a result of the Golden Gallon® acquisition, a reduction in the fair market value of derivative instruments of $2.1 million, and additional interest from the 53rd week of approximately $600 thousand. These increases were partially offset by a reduction of approximately 250 basis points in our effective interest rate as a result of the refinancing of our senior credit facility and subordinated notes in February and March of fiscal 2004.

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

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2005 totaled $133.6 million, for fiscal 2004 totaled $117.0 million and for fiscal 2003 totaled $68.7 million. Our increase in net cash provided by operating activities for fiscal 2005 over fiscal 2004 is primarily attributable to the increase in gasoline and merchandise gross profit and the impact of fiscal 2005 acquisitions on operating income. As a result of our net operating loss carryforwards, our cash paid for income taxes has been relatively insignificant in recent periods. We fully utilized our existing net operating loss carryforwards during fiscal 2005 and therefore expect an increase in our cash paid for income taxes in future periods. We had $111.5 million of cash and cash equivalents on hand at September 29, 2005.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2005 were $73.4 million. In fiscal 2005, we had proceeds of $14.7 million including asset dispositions ($10.2 million), vendor and other reimbursements ($2.4 million) and lease finance obligations ($2.1 million). As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2005 were $58.7 million. We anticipate that net capital expenditures for fiscal 2006 will be approximately $70.0 million.

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

Our lease finance program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property and gasoline marketing equipment. Our leases are at market rates with lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. We received $14.1 million in proceeds from lease finance obligations in fiscal 2005, including $12.1 million related to the Sentry Food Mart acquisition and $97.1 million in fiscal 2004, including $94.5 million related to the Golden Gallon acquisition.

Cash Flows from Financing Activities.    For fiscal 2005, net cash provided by financing activities was $36.1 million. The net cash provided was primarily the result of net proceeds from the issuance of common stock under a forward equity sale agreement of $32.9 million, the issuance of $14.1 million in lease finance obligations and $3.9 million in proceeds from stock option exercises. These increases were offset by principal repayments of long term debt of $12.0 million and lease finance obligations of $2.7 million. At September 29, 2005, our long-term debt consisted primarily of $305.0 million in loans under our senior credit facility, $250.0 million of our 7.75% senior subordinated notes and $203.1 million in lease finance obligations. See “—Contractual Obligations and Commitments” for a summary of our long-term debt principal amortization commitments.

Senior Credit Facility.    On March 12, 2004, we entered into an Amended and Restated Credit Agreement, which consists of a $345.0 million term loan that matures in March 2011 and a $70.0 million revolving credit facility that expires in March 2010. Proceeds from the new senior secured credit facility were used to repay all amounts outstanding under our previous credit facility and loan origination costs. In connection with the amendment, we incurred debt extinguishment charges of $12.4 million, which consisted of the $3.5 million write-off of unamortized original issue discount, $7.9 million in unamortized deferred financing costs and $1.0 million in call premium. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement. As of September 29, 2005, our outstanding term loan balance was $305.0 million.

Our $70.0 million revolving credit facility is available to fund working capital, finance general corporate purposes and support the issuance of standby letters of credit. Borrowings under the revolving credit facility are limited by our outstanding letters of credit of approximately $43.0 million. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. As of September 29, 2005, we had no borrowings outstanding under the revolving credit facility, we had approximately $27.0 million in available borrowing capacity and approximately $43.0 million of standby letters of credit were issued under the facility.

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

Our senior credit facility requires us to pay, in addition to the basic interest rate, an additional margin of 2.25% on term loans that are based on a LIBOR interest rate. Our senior credit facility also requires us to pay, in addition to the basic interest rate (i) an additional margin of 2.75% on revolving credit loans that are based on a LIBOR interest rate or (ii) an additional margin of 1.50% on revolving credit loans that are based on a prime rate. In addition to applicable interest rates, our senior credit facility requires us to pay an annual commitment fee equal to 0.75% of the average unused amount of the revolving credit facility. We have from time to time entered into certain hedging agreements in an effort to mitigate the fluctuations in interest rates and manage our interest rate risk, and anticipate that we will continue to use hedging agreements for these purposes in the future.

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

During fiscal 2005, we recorded lease finance obligations in excess of the amount allowed under our covenants described above. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease finance obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility.

Our senior credit facility also contains financial ratios and tests that must be met with respect to maximum total leverage ratios, minimum fixed charge coverage ratios, minimum pro forma EBITDA, each as defined in the agreement, and maximum capital expenditures. Specifically, the senior credit facility requires us to:

•	comply with maximum consolidated pro forma leverage ratios on a sliding scale ranging from a high of 4.75 to 1.00 to a low of 4.00 to 1.00 over quarterly periods between September 29, 2005 and September 25, 2008 and thereafter;

•	maintain a consolidated fixed charge coverage ratio of at least 1.10 to 1.00 on a quarterly basis through September 27, 2006; 1.15 to 1.00 through September 23, 2009 and 1.20 to 1.00 thereafter;

•	limit consolidated capital expenditures to the greater of 35% of consolidated pro forma EBITDA or $50.0 million in fiscal 2005 and $45.0 million in fiscal years after 2005 (plus unspent amounts that are permitted to be carried forward from prior fiscal years up to a limit of $12.5 million).

As of September 29, 2005, we have satisfied all financial ratios and tests under our senior credit facility.

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

In November 2005, we announced that we are pursuing a refinancing of the senior credit facility, subject to market and other conditions. The new senior credit facility is expected to provide for aggregate borrowings by us of up to $330.0 million and will consist of a six-year $125.0 million revolving credit facility and a six-year $205.0 million term loan. We believe that the refinanced credit facility will provide increased financial flexibility and lower interest rates. The final terms of the facility will be determined by market and other conditions.

Senior Subordinated Notes.    In February 2004, we sold $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year. Proceeds from the sale of the senior subordinated notes were used to redeem $200.0 million in outstanding

10.25% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million on our senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $6.6 million in costs associated with the new notes, which were deferred and will be amortized over the life of the new notes.

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

We can incur debt under the senior subordinated notes if the ratio of our pro forma EBITDA to fixed charges, as defined, after giving effect to such incurrence, is at least 2.0 to 1.0. Even if we do not meet this ratio we can incur:

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

Senior Subordinated Convertible Notes.    In November 2005, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes due November 15, 2012 in a private placement. Interest on the senior subordinated convertible notes is due on May 15 and November 15 of each year. Proceeds from the sale of senior subordinated convertible notes were used (a) to repay approximately $100.0 million of the $305.0 million outstanding under our senior credit facility, (b) to pay a net cost of approximately $18.5 million associated with separate convertible bond hedge and warrant transactions entered into with one or more affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which were designed to limit our exposure to potential dilution from conversion of the senior subordinated convertible notes and (c) to pay other expenses of approximately $4.4 million. We intend to use the remaining cash proceeds for general corporate purposes, including acquisitions.

Holders of the senior subordinated convertible notes may convert their notes prior to the close of business on the business day before the stated maturity date based on the applicable conversion rate only under the following circumstances:

•	during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

•	during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of senior subordinated convertible notes for each day of that period was less than 98% of the product of the closing price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1,000 principal amount of senior subordinated convertible notes;

•	if specified distributions to holders of our common stock are made, or specified corporate transactions occur;

•	if a fundamental change occurs;

•	at any time on or after May 15, 2012 and through the business day preceding the maturity date.

The initial conversion rate is 19.9622 shares of common stock per $1,000 principal amount of senior subordinated convertible notes. This is equivalent to an initial conversion price of approximately $50.09 per share of common stock.

Upon conversion, a holder will receive, in lieu of common stock, an amount in cash equal to the lesser of (i) the principal amount of the senior subordinated convertible note, or (ii) the conversion value, determined in the manner set forth in the senior subordinate convertible note, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the senior subordinated convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

The senior subordinated convertible notes:

•	will be junior in right of payment to all of our existing and future senior debt;

•	equal in right of payment to all of our existing and future senior subordinated debt; and

•	senior in right of payment to any of our future subordinated debt.

The terms of the indenture under which the senior subordinated convertible notes are issued do not limit our ability or the ability of our subsidiaries to incur additional debt, including secured debt.

The senior subordinated convertible notes and the common stock into which the senior subordinated convertible notes are convertible have not been registered under the Securities Act or the securities laws of any other jurisdiction. As a result, offers and sales of the senior subordinated convertible notes were made only to qualified institutional buyers under Rule 144A under the Securities Act, or qualified institutional buyers and, unless and until they are registered, the senior subordinated convertible notes and the common stock into which they are convertible may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act or applicable securities laws of other jurisdictions.

We have agreed, for the benefit of holders of senior subordinated convertible notes, to:

•	file with the SEC within 90 days after the date of the original issuance of the senior subordinated convertible notes, and

•	use our reasonable best efforts to cause to become effective within 120 days after the original issuance of the senior subordinated convertible notes,

a shelf registration statement with respect to the resale of the senior subordinated convertible notes and the shares of our common stock issuable upon conversion of the senior subordinated convertible notes.

We have agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the senior subordinated convertible notes and/or shares of common stock issuable upon conversion of the senior subordinated convertible notes, and (ii) the date when the holders, other than the holders that are our “affiliates”, of the senior subordinated convertible notes and the common stock issuable upon conversion or the senior subordinated convertible notes are able to sell all such securities immediately without restriction pursuant to the volume limit provisions of Rule 144 under the Securities Act or any successor rule thereto or otherwise. We will be required to pay additional interest, subject to some limitations, to the holders of the senior subordinated convertible notes if we fail to comply with our obligations to register the senior subordinated convertible notes and the common stock issuable upon conversion of the senior subordinated convertible notes or the registration statement does not become effective within specified time periods.

Shareholders’ Equity.    As of September 29, 2005, our shareholders’ equity totaled $251.9 million. The increase of $103.0 million in shareholders’ equity from September 30, 2004 is primarily attributable to fiscal 2005 net income of $57.8 million as well as an increase in additional paid-in capital as a result of the issuance of common stock of $32.9 million, option exercises of $3.9 million and the tax benefit of employee option exercises of $7.2 million.

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. Additionally, in November 2005 we received proceeds of approximately $27.0 million from the issuance of the senior subordinated convertible notes net of issuance costs and repayment of approximately $100.0 million of the $305.0 million outstanding under our senior credit facility. As of September 29, 2005, we had approximately $27.0 million available under our revolving credit facility. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We have no current plans to seek any such additional financing.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments and future operating lease commitments as of September 29, 2005:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Long-term debt(1)	$16,045	$16,037	$16,041	$16,044	$20,048	$471,158	$555,373
Interest(2)	36,132	36,603	35,575	34,326	33,050	90,713	266,399
Lease finance obligations(3)	23,553	23,568	23,394	23,332	23,301	258,374	375,522
Operating leases(4)	52,023	50,233	48,233	44,984	41,513	220,734	457,720

Total contractual obligations	$127,753	$126,441	$123,243	$118,686	$117,912	$1,040,979	$1,655,014

(1)	Included in long-term debt are amounts owed on our senior subordinated notes and senior credit facility. These borrowings are further explained in “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)	Included in interest are expected payments on our senior subordinated notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is set at the September 29, 2005 rate.

(3)	Included in lease finance obligations is both principal and interest.

(4)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expense, which have historically been insignificant. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 29, 2005 (in thousands):

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Standby letters of credit	$43,035	$—	$—	$—	$—	$—	$43,035

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $16.3 million and $14.1 million as of September 29, 2005 and September 30, 2004, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $14.9 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.4 million for remediation, tank removal and litigation. Also, as of September 29, 2005 and September 30, 2004 there were an additional 510 and 503 sites, respectively, that are known to be contaminated sites and that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 180 locations. We anticipate that these capital expenditures will be approximately $35.0 million over the next four years. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through April 10, 2010 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in fiscal 2005.

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

In fiscal 2003, we signed new gasoline supply agreements with both BP® and Citgo® to brand and supply most of our gasoline products for the next five years. During the third quarter of fiscal 2004, we negotiated an expansion of the scope and extension of the term of our gasoline supply agreement with BP®, which will now expire in 2009. In October 2005, we extended the term of the Citgo agreement, which will now expire in 2010. Also, in October we signed an agreement with ExxonMobil Oil Corporation which provides us with another potential branded product supplier through 2010. We have rebranded and/or upgraded images for gasoline offerings at approximately 1,100 locations since initially entering into these agreements. Currently BP® supplies approximately 30% of our total gasoline volume, which is sold under the BP®/Amoco® brand, and Citgo® supplies approximately 60% of our total gasoline volume. Citgo® supplies both our private brand gasoline, which is sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. The remaining locations, primarily in Florida, remain branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. To date, we have met these purchase levels and expect to continue to do so.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we expect that we may face increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2005, fiscal 2004 and fiscal 2003. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per gallon data.

	Fiscal 2005				Fiscal 2004				Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenue	$941,543	$945,760	$1,166,456	$1,375,480	$744,441	$786,353	$928,327	$1,033,964	$645,353	$666,697	$704,486	$733,824

Merchandise revenue	287,067	284,289	324,041	333,494	270,149	270,073	302,879	329,745	243,420	234,978	263,393	267,907
Gasoline revenue	654,476	661,471	842,415	1,041,986	474,292	516,280	625,448	704,219	401,933	431,719	441,093	465,917
Gross Profit	153,979	139,852	167,021	202,295	140,110	133,227	153,710	163,796	125,991	113,129	135,017	136,667
Merchandise gross profit	104,092	105,732	118,574	120,854	99,174	99,486	109,255	117,512	86,477	84,320	94,974	99,749
Gasoline gross profit	49,887	34,120	48,447	81,441	40,936	33,741	44,455	46,284	39,514	28,809	40,043	36,918
Income from operations	33,217	18,802	40,444	56,080	24,200	17,817	34,475	34,103	22,323	9,695	26,745	22,890
Income (loss) before cumulative effect	12,440	3,341	16,601	25,428	4,527	(14,558)	13,202	12,555	4,828	(2,448)	5,992	6,241
Income from operations as a percentage of full year	22.4%	12.7%	27.2%	37.8%	21.9%	16.1%	31.2%	30.8%	27.3%	11.9%	32.8%	28.0%
Comparable store merchandise sales increase (decrease)	5.2%	6.6%	4.1%	4.7%	2.4%	3.4%	3.9%	3.8%	1.5%	0.8%	(0.5)%	2.2%
Comparable store sales gasoline gallons increase (decrease)	3.4%	7.7%	5.6%	3.1%	3.4%	1.2%	0.2%	3.2%	(0.7)%	(0.2)%	0.6%	3.1%
Merchandise gross profit as a percentage of total revenue	11.1%	11.2%	10.2%	8.8%	13.3%	12.7%	11.8%	11.4%	13.4%	12.6%	13.5%	13.6%
Gasoline gross profit per gallon	0.146	0.099	0.123	0.194	0.126	0.105	0.130	0.120	0.139	0.104	0.133	0.120
Gasoline gallons	340,644	346,151	395,022	419,215	325,580	321,805	342,818	386,657	283,834	277,129	301,473	307,832

Inflation

During fiscal 2005, wholesale gasoline fuel prices remained volatile, hitting a high of approximately $70 per barrel in August 2005 and a low of approximately $41 per barrel in December 2004. Generally, we pass along wholesale gasoline cost changes to our customers through retail price changes. Gasoline price volatility has had an impact on total revenue, gross profit dollars and gross profit percentage.

General CPI, excluding energy, increased 2.1% during fiscal 2005 and food at home CPI, which is most indicative of our merchandise inventory, increased the same amount as general CPI. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit dollars.

New Accounting Standards

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard will be effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of fiscal 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. We believe the impact on net earnings as a result of the adoption of SFAS No. 123R will be approximately $1.7 million in fiscal 2006. Estimated compensation expense related to prior periods can be found in “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

Revenue Recognition.    Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings, which are included in merchandise revenue. We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions.

Generally, when we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net amounts as service revenue.

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates such changes could occur in the future and could significantly impact our statement of operations and financial position.

Long-Lived Assets and Closed Stores.    Long-lived assets at the individual store level are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income.

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

Asset Retirement Obligations.    Since fiscal 2003, we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis and as we did in fiscal 2004, when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. See also, “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

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

Reimbursement under state trust fund programs or third party insurers are recognized as receivables and a provision for uncollectible reimbursements is recorded based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability and uncollectible receivable reserve is evaluated quarterly and adjustments are made based on updated experience at existing rates, newly identified sites and changes in governmental policy.

Changes in laws and government regulation, the financial condition of the state trust funds and third party insurers and actual remediation expenses compared to historical experience could significantly impact our statement of operations and financial position.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. There have been no material changes in the primary risk exposures or management of the risks since the prior year. Our debt and interest rate swap instruments outstanding at September 29, 2005, including applicable interest rates, are discussed below, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at September 29, 2005, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 29, 2005.

Expected Maturity Date

as of September 29, 2005

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Value
Long-term debt	$16,045	$16,037	$16,041	$16,044	$20,048	$471,158	$555,373	$557,935
Weighted average interest rate	6.63%	6.92%	6.93%	6.91%	6.87%	7.60%	7.09%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 29, 2005, the interest rate on 81.5% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 79.7% at September 30, 2004. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 29, 2005, would be to change interest expense by approximately $1.0 million.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	September 29, 2005	September 30, 2004
Notional principal amount	$202,000	$202,000
Weighted average pay rate	2.72%	2.72%
Weighted average receive rate	3.86%	1.84%
Weighted average years to maturity	0.55	1.55

We have also entered into swap agreements having a notional amount of $130.0 million which will become effective April 2006. These swap agreements have a weighted average pay rate of 4.24% with various settlement dates, the latest of which is April 2009.

As of September 29, 2005, the fair value of our swap agreements represented an asset of $2.3 million.

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

Item 8.    Financial Statements and Supplementary Data

Page
The Pantry, Inc. Consolidated Financial Statements:
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets as of September 29, 2005 and September 30, 2004	47
Consolidated Statements of Operations for the years ended September 29, 2005, September 30, 2004 and September 25, 2003	48
Consolidated Statements of Shareholders’ Equity for the years ended September 29, 2005, September 30, 2004 and September 25, 2003	49
Consolidated Statements of Cash Flows for the years ended September 29, 2005, September 30, 2004 and September 25, 2003	50
Notes to Consolidated Financial Statements	52
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves	101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors and Shareholders of

    The Pantry, Inc.

    Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the “Company”) as of September 29, 2005 and September 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 29, 2005 and September 30, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of two material weaknesses.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

December 13, 2005

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 29, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$108,048
Receivables (net of allowance for doubtful accounts of $546 at September 29, 2005 and $417 at September 30, 2004)	61,597	43,664
Inventories (Notes 2 and 3)	125,348	95,228
Prepaid expenses and other current assets (Notes 2 and 8)	13,468	13,446
Property held for sale	5,563	5,939
Deferred income taxes (Notes 2 and 12)	5,837	7,507

Total current assets	323,285	273,832

Property and equipment, net (Notes 2, 4, 7, and 10)	630,291	582,242

Other assets:
Goodwill (Notes 2 and 5)	394,903	341,652
Other noncurrent assets (Notes 2, 5, 8 and 13)	39,687	35,155

Total other assets	434,590	376,807

Total assets	$1,388,166	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	16,045	16,029
Current maturities of lease finance obligations (Note 7)	2,872	2,774
Accounts payable	131,618	121,151
Accrued compensation and related taxes	16,786	14,369
Other accrued taxes	34,346	18,849
Accrued insurance	22,544	17,228
Other accrued liabilities (Notes 2 and 6)	29,322	22,135

Total current liabilities	253,533	212,535

Other liabilities:
Long-term debt (Notes 6 and 19)	539,328	551,010
Lease finance obligations (Note 7)	200,214	190,440
Deferred income taxes (Notes 2 and 12)	64,848	60,932
Deferred revenue (Notes 2 and 13)	27,385	35,051
Other noncurrent liabilities (Notes 2, 8, 10 and 13)	50,925	33,986

Total other liabilities	882,700	871,419

Commitments and contingencies (Notes 6, 7, and 13)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,316,439 and 20,271,757 issued and outstanding at September 29, 2005 and September 30, 2004, respectively (Notes 15 and 16)	223	204
Additional paid-in capital	176,836	132,879
Accumulated other comprehensive income, net of deferred income taxes of $(909) at September 29, 2005 and $(129) at September 30, 2004 (Note 9)	1,426	206
Accumulated earnings	73,448	15,638

Total shareholders’ equity	251,933	148,927

Total liabilities and shareholders’ equity	$1,388,166	$1,232,881

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 29, 2005	September 30, 2004	September 25, 2003
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues:
Merchandise	$1,228,891	$1,172,846	$1,009,698
Gasoline	3,200,348	2,320,239	1,740,662

Total revenues	4,429,239	3,493,085	2,750,360

Cost of sales:
Merchandise	779,639	747,419	644,178
Gasoline	2,986,453	2,154,823	1,595,378

Total cost of sales	3,766,092	2,902,242	2,239,556

Gross profit	663,147	590,843	510,804

Operating expenses:
Operating, general and administrative expenses (Notes 7 and 14)	450,263	419,337	373,384
Depreciation and amortization (Notes 4 and 5)	64,341	60,911	55,767

Total operating expenses	514,604	480,248	429,151

Income from operations	148,543	110,595	81,653

Other income (expense):
Loss on extinguishment of debt (Note 11)	—	(23,087)	(2,888)
Interest expense (Notes 6, 7, 8, and 11)	(56,130)	(64,257)	(57,805)
Miscellaneous	2,793	1,676	2,805

Total other expense	(53,337)	(85,668)	(57,888)

Income before income taxes	95,206	24,927	23,765
Income tax expense (Note 12)	(37,396)	(9,201)	(9,152)

Income before cumulative effect adjustment	$57,810	$15,726	$14,613
Cumulative effect adjustment, net of tax (Note 10)	—	—	(3,482)

Net income	$57,810	$15,726	$11,131

Earnings per share (Note 17):
Basic:
Income before cumulative effect adjustment	$2.74	$0.80	$0.81
Cumulative effect adjustment	—	—	(0.19)

Net income	$2.74	$0.80	$0.61

Diluted:
Income before cumulative effect adjustment	$2.64	$0.76	$0.80
Cumulative effect adjustment	—	—	(0.19)

Net income	$2.64	$0.76	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Other Comprehensive Income/(Deficit)	Accumulated Earnings (Deficit)	Total
	Shares	Par Value
Balance, September 26, 2002	18,108	$182	$128,002	$(708)	$(2,112)	$(11,219)	$114,145
Comprehensive income, net of tax:
Net income	—	—	—	—	—	11,131	11,131
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,264	—	1,264
Amortization of cumulative effect of adoption of SFAS No. 133	—	—	—	—	158	—	158

Comprehensive income	—	—	—	—	1,422	11,131	12,553
Repayment of shareholder loans	—	—	—	535	—	—	535

Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$(88)	$127,233
Comprehensive income, net of tax:
Net income	—	—	—	—	—	15,726	15,726
Unrealized gains on qualifying cash flow hedges	—	—	—	—	896	—	896

Comprehensive income	—	—	—	—	896	15,726	16,622
Exercise of stock options and warrants	2,164	22	4,877	—	—	—	4,899
Repayment of shareholder loans	—	—	—	173	—	—	173

Balance, September 30, 2004	20,272	$204	$132,879	$—	$206	$15,638	$148,927
Comprehensive income, net of tax:
Net income	—	—	—	—	—	57,810	57,810
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,220	—	1,220

Comprehensive income	—	—	—	—	1,220	57,810	59,030
Issuance of stock-public offering	1,500	15	32,835	—	—	—	32,850
Income tax benefit of exercised stock options	—	—	7,247	—	—	—	7,247
Exercise of stock options and warrants	544	4	3,875	—	—	—	3,879

Balance, September 29, 2005	22,316	$223	$176,836	$—	$1,426	$73,448	$251,933

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003
	(52 weeks)	(53 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,810	$15,726	$11,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,341	60,911	55,767
Provision for deferred income taxes	4,291	9,201	9,152
Loss on extinguishment of debt	—	23,087	2,888
Fair market value change in non-qualifying derivatives	(423)	(1,310)	(3,381)
Cumulative effect of change in accounting principle	—	—	3,482
Amortization of deferred loan costs	1,159	2,227	2,610
Amortization of long-term debt discount	—	534	529
Tax benefit related to exercise of stock options	7,247	—	—
Other	6,520	6,421	6,370
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(18,539)	(11,146)	563
Inventories	(22,393)	(977)	281
Prepaid expenses and other current assets	1,565	(7,005)	(2,818)
Other noncurrent assets	(2,015)	242	178
Accounts payable	10,467	30,830	(14,973)
Other current liabilities and accrued expenses	30,551	(7,506)	9,532
Other noncurrent liabilities	(7,000)	(4,263)	(12,574)

Net cash provided by operating activities	133,581	116,972	68,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(73,387)	(51,916)	(28,231)
Proceeds from sale of land, building and equipment	10,215	10,454	5,673
Acquisitions of related businesses, net of cash acquired	(103,068)	(185,607)	(1,799)

Net cash used in investing activities	(166,240)	(227,069)	(24,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(2,719)	(2,760)	(1,856)
Principal repayments of long-term debt	(12,028)	(617,412)	(306,577)
Proceeds from issuance of long-term debt	—	675,000	299,440
Proceeds from issuance of lease finance obligations	14,101	97,104	2,000
Proceeds from issuance of common stock, net	32,850	—	—
Proceeds from exercise of stock options	3,879	4,899	—
Repayments of shareholder loans	—	173	535
Other financing costs	—	(11,760)	(7,257)

Net cash provided by (used in) financing activities	36,083	145,244	(13,715)

Net increase	3,424	35,147	30,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	108,048	72,901	42,236

CASH AND CASH EQUIVALENTS AT END OF YEAR	$111,472	$108,048	$72,901

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 29, 2005	September 30, 2004	September 25, 2003
Cash paid (refunded) during the year:
Interest	$54,085	$55,572	$51,569

Taxes	$12,910	$62	$(214)

Non-cash transactions:
Capital expenditures financed through capital leases	$—	$—	$1,943

Accrued purchases of property and equipment	$3,217	$6,211	$6,877

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

During fiscal 2005, we issued a note payable of approximately $400,000 in exchange for the termination of a store lease.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. Transactions and balances of each of our wholly-owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 29, 2005, we own and operate 1,400 convenience stores in Florida (442), North Carolina (304), South Carolina (235), Georgia (126), Tennessee (101), Mississippi (53), Virginia (50), Alabama (38), Kentucky (33), Indiana (10) and Louisiana (8).

Accounting Period

We operate on a 52 or 53 week fiscal year ending on the last Thursday in September. Fiscal 2005 operated on a 52 week basis, fiscal year 2004 operated on a 53 week basis, and fiscal 2003 operated on a 52 week basis.

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

Goodwill

We have adopted the provisions of SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, which requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. Based on our current reporting structure, we have determined that we operate as one reporting unit and therefore have assigned goodwill at the enterprise level. Fair value is measured using market quotes. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuations, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized will be recorded as a component of operating expenses. See Note 5—Goodwill and Other Intangible Assets.

Long-Lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets to determine if a write-down to fair value is required. Fair values are internal estimates based on our experience in utilizing or disposing of similar assets. We recorded a provision of approximately $3.0 million, $7.4 million and $1.9 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2005, 2004 and 2003, respectively. We record asset impairment as a component of operating, general and administrative expenses.

Revenue Recognition

Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders, and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the net revenue at net amounts.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales

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

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing our long-term debt, obtaining our lines of credit and obtaining lease financing. See Note 6—Long-Term Debt and Note 7—Lease Finance Obligations. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

Vendor Allowances, Rebates and Other Vendor Payments

We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Our accounting practices with regard to some of our most significant arrangements are as follows:

•	Vendor allowances for price markdowns are credited to cost of sales during the period in which the related markdown is taken.

•	Store imaging allowances are recognized as a reduction of cost of sales in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies, and other types of branding as defined in our gasoline contracts.

•	Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce cost of sales when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable, as a reduction in the cost of sales in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

•	Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at our stores are recorded as a reduction of cost of sales over the period covered by the agreement.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded as a reduction of cost of sales were $111.1 million, $107.0 million and $92.6 million for fiscal 2005, 2004 and 2003, respectively.

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

Excise Taxes

We collect and remit various federal and state excise taxes on petroleum products. Gasoline sales and cost of sales included excise taxes of approximately $602.3 million, $550.6 million, and $497.6 million for fiscal 2005, 2004 and 2003, respectively.

Self-Insurance

The Company is self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $2.7 million, $2.0 million and $2.1 million for fiscal 2005, 2004 and 2003, respectively.

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

	2005	2004	2003
Net income (in thousands):
As reported	$57,810	$15,726	$11,131
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(992)	(486)	(287)

Pro forma net income	$56,818	$15,240	$10,814

Basic earnings per share:
As reported	$2.74	$0.80	$0.61
Pro forma	$2.69	$0.78	$0.60
Diluted earnings per share:
As reported	$2.64	$0.76	$0.61
Pro forma	$2.59	$0.74	$0.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for each of the periods presented:

	2005	2004	2003
Weighted-average grant date fair value	$9.50	$6.48	$0.87
Weighted-average expected lives (years)	2.00	2.00	2.00
Risk-free interest rate	3.0%	1.8%	1.8%
Expected volatility	60%	77%	70%
Dividend yield	0.00%	0.00%	0.00%

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

We provide segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker regularly reviews our operating results on a consolidated basis in deciding how to allocate resources and in assessing our operating performance.

Related Party Transactions

There were no related party transactions for fiscal 2005, 2004 or 2003.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). SFAS No. 151 will be effective for our 2006 fiscal year beginning September 30, 2005. Based on our initial evaluation, the adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. This standard will be effective for our 2006 fiscal year beginning September 30, 2005. We currently plan to adopt this standard using the modified version of prospective application and, beginning in the first fiscal quarter of 2006, will recognize compensation costs for the portion of outstanding awards for which the requisite service has not yet been rendered. We believe the impact on net earnings as a result of the adoption of SFAS No. 123R will be approximately $1.7 million in fiscal 2006. Estimated compensation expense related to prior periods can be found above under “—Stock-Based Compensation”. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITION OF RELATED BUSINESS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Certain of the fiscal 2005 acquisitions were completed to provide us an entrance into the Alabama market, while the fiscal 2004 acquisitions expanded our presence in Tennessee and Georgia. Each of these acquisitions increased our market share in the southeastern United States. Our ability to create synergies due to our relative size and geographic concentration contribute to a purchase price that is in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

Fiscal 2005 Acquisitions

On April 21, 2005, we completed the acquisition of D&D Oil, which operated 53 convenience stores operating under the Cowboys® banner. The purchase price was funded from available cash and approximately $23.7 million in proceeds from the partial settlement of a forward equity sale agreement we executed in October 2004, see Note 15—Common Stock. We are leasing all of the stores under operating leases, primarily from the seller.

On August 18, 2005, we completed the acquisition of 23 convenience stores in Virginia from Angus I. Hines, Inc., which have been operating under the Sentry Food Mart Banner. The purchase price was funded from available cash, approximately $9.3 million in proceeds from the final settlement of the forward equity sale agreement and $12.1 million in seller lease financing.

On September 22, 2005, we completed the acquisition of 13 convenience stores in Alabama from Chatham Oil Company, Inc. which have been operating under the Speedmart Food Stores Banner. This purchase price was funded from available cash.

Additionally, during fiscal 2005 we acquired seven stores in five separate transactions, all of which were funded from available cash.

We expect that goodwill associated with these transactions totaling $17.0 million will be deductible for income tax purposes over 15 years and $36.2 million will not be deducted.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the purchase price allocations for the 96 stores acquired during fiscal 2005. These allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain third party valuations have been finalized and management completes its fair value assessments. Until this purchase price allocation is finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet. The allocations are based on the fair values on the date of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$8,515
Prepaid expenses and other current assets	88
Property and equipment	49,193
Deferred income taxes	120

Total assets	57,916
Liabilities Assumed:
Other accrued liabilities	329
Deferred income taxes	1,446
Deferred revenue	1,491
Other noncurrent liabilities	9,033

Total liabilities	12,299
Net tangible assets acquired, net of cash	45,617

Tradenames	2,850
Non-compete agreements	1,350
Goodwill, including direct acquisition costs	53,251

Total consideration paid, including direct acquisition costs, net of cash acquired	$103,068

Fiscal 2004 Acquisitions

On October 16, 2003, we completed the acquisition of 138 convenience stores operating in Tennessee and Georgia under the Golden Gallon® banner from Ahold USA, Inc. The acquired assets included 138 operating convenience stores, 131 of which are fee-owned stores, a dairy plant and related assets, a fuel hauling operation, corporate headquarters buildings and 25 undeveloped sites. Other than the dairy plant and related assets, the fuel hauling operation and the corporate headquarters buildings, we are using the acquired assets in the convenience store retail business. Simultaneous with the closing, we sold the dairy plant and related assets and the fuel hauling operation to our existing suppliers. The acquisition was structured as two simultaneous transactions, whereby 114 of the 131 fee-owned stores were purchased and financed through a $94.5 million lease finance transaction, and the Golden Gallon® operations and the balance of the real estate assets were purchased with cash. We funded the second transaction with $80.0 million of debt through borrowings under an amendment to our existing senior secured credit facility and available cash.

We expect that goodwill associated with the Golden Gallon® acquisition totaling $63.3 million will be deductible for income tax purposes over 15 years.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following purchase price allocations for the Golden Gallon® acquisition are based on the fair values on the date of the acquisition (amounts in thousands):

Assets Acquired:
Receivables	$3,464
Inventories	10,018
Prepaid expenses	116
Property held for sale	101,566
Property and equipment	27,976

Total assets	143,140
Liabilities Assumed:
Accounts payable	(11,436)
Other accrued liabilities	(12,731)

Total liabilities	(24,167)

Net tangible assets acquired	118,973
Tradenames	2,800
Goodwill	63,286

Total consideration paid, including direct costs, net of cash acquired	$185,059

During fiscal 2004, we also acquired one store located in South Carolina in a separate immaterial acquisition.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2005	2004
Total revenues	$4,772,398	$3,991,215
Net income	63,165	23,058
Earnings per share
Basic	$2.99	$1.18
Diluted	$2.88	$1.12

NOTE 3—INVENTORIES

At September 29, 2005 and September 30, 2004, inventories consisted of the following (in thousands):

	2005	2004
Inventories at FIFO cost:
Merchandise	$77,413	$75,292
Gasoline	57,750	29,881

	135,163	105,173
Less adjustment to LIFO cost:
Merchandise	(9,815)	(9,945)

Inventories at LIFO cost	$125,348	$95,228

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The positive effect on cost of sales of LIFO inventory liquidations was $184 thousand, $42 thousand and $1.2 million for fiscal 2005, 2004 and 2003, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

At September 29, 2005 and September 30, 2004, property and equipment consisted of the following (in thousands):

	2005	2004
Land	$174,601	$159,932
Buildings	236,201	232,656
Equipment	484,505	428,605
Leasehold improvements	93,776	81,678
Construction in progress	17,782	15,655

	1,006,865	918,526
Less—accumulated depreciation and amortization	(376,574)	(336,284)

Property and equipment, net	$630,291	$582,242

Depreciation expense was $63.4 million, $60.4 million and $55.1 million for fiscal 2005, 2004 and 2003, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions SFAS No. 144,” Accounting for the Impairment and Disposal of Long-Lived Assets.” Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects goodwill and intangible asset balances as of September 25, 2003 and the activity thereafter through September 29, 2005:

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Non-compete Agreements
Weighted average useful life in years	N/A	N/A	3.0	27.6
September 25, 2003 gross balance	$278,629	$—	$45	$8,559
Dispositions	—	—	—	(600)
Acquisitions	63,023	2,800	—	—

September 30, 2004 gross balance	341,652	2,800	45	7,959
Dispositions	—	—	(47)	(300)
Acquisitions	53,251	—	2,852	1,350

September 29, 2005 gross balance	$394,903	$2,800	$2,850	$9,009

September 25, 2003 accumulated amortization			$(28)	$(1,938)
Dispositions			—	600
Amortization			(9)	(428)

September 30, 2004 accumulated amortization			(37)	(1,766)
Dispositions			47	300
Amortization			(412)	(421)

September 29, 2005 accumulated amortization			$(402)	$(1,887)

The estimated future amortization expense for tradenames and non-compete agreements is as follows:

Fiscal year:
2006	$1,511
2007	1,413
2008	970
2009	321
2010	283
Thereafter	5,072

Total estimated amortization expense	$9,570

In accordance with our policy, we conducted our annual impairment testing of goodwill and indefinite lived intangibles in the second quarter of 2005. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. No impairment charges related to goodwill and other intangible assets were recognized in fiscal 2005, 2004 or 2003.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 29, 2005	September 30, 2004
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior Credit Facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	305,000	317,000
Other notes payable; various interest rates and maturity dates	373	39

Total long-term debt	555,373	567,039
Less—current maturities	(16,045)	(16,029)

Long-term debt, net of current maturities	$539,328	$551,010

On February 19, 2004, we called for redemption of all the principal amount of our outstanding $200.0 million 10.25% senior subordinated notes due 2007 and completed the sale of $250.0 million of our 7.75% senior subordinated notes due 2014. The redemption of the 10.25% senior subordinated notes was completed on March 22, 2004. The 7.75% senior subordinated notes are guaranteed by our subsidiaries, except one subsidiary with no indebtedness and de minimis assets (see Note 20—Guarantor Subsidiaries). We incurred approximately $6.6 million in costs associated with the sale of the new notes, which were deferred and will be amortized over the life of the new notes. We recorded a loss on the redemption of our 10.25% senior subordinated notes and refinancing of the senior credit facility of approximately $23.1 million (see Note 11—Interest Expense and Loss on Extinguishment of Debt).

On March 12, 2004, we entered into an Amended and Restated Credit Agreement (“senior credit facility”), which consists of a $345.0 million term loan that matures in March 2011 and a $70.0 million revolving credit facility that expires in March 2010, to replace all amounts outstanding under our previous senior secured credit facility. The senior credit facility is available for refinancing certain existing indebtedness of our company, working capital financing and general corporate purposes. In addition, the revolving credit facility is available for issuing commercial and standby letters of credit. We incurred approximately $2.2 million in costs associated with the amendment, which were deferred and will be amortized over the term of the loan agreement.

The senior credit facility contains various restrictive covenants including a maximum leverage ratio, minimum fixed charge coverage, maximum capital expenditures as well as other customary covenants, representations and warranties and events of default. During fiscal 2005, we recorded lease finance obligations in excess of the amount allowed under our covenants described above. On August 5, 2005, we amended the loan agreement under our senior credit facility to, among other things, eliminate the restriction on capital lease and other lease finance obligations and increase our leverage ratio requirement by 50 basis points. In addition, we received a waiver of the default caused by a breach of the indebtedness and related covenants. The waiver and amendment brought us back into compliance with our covenants and restrictions under our senior credit facility and as of September 29, 2005 we were in compliance with our covenants and restrictions.

Substantially all of our net assets are restricted as to payment of dividends and distributions.

On September 30, 2004, we amended our senior credit facility to reduce the applicable margin for our LIBOR rate loans to 2.25%. We also amended the amount of incremental term loan borrowings as permitted to $75.0 million. Simultaneous with this amendment, we paid $20.0 million toward the principal, which was applied to the final principal payment due March 2011.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 29, 2005, our senior credit facility consists of a $305.0 million term loan and a $70.0 million revolving credit facility, which bear interest at a rate of LIBOR plus 2.25%. Our senior credit facility is secured by substantially all of our assets, other than our leased real property and is guaranteed by our subsidiaries, except one subsidiary with no indebtedness and de minimis assets. As of September 29, 2005, there were no outstanding borrowings under the revolving credit facility and we had approximately $43.0 million of standby letters of credit issued under the facility. As a result, we had approximately $27.0 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $50.0 million. The LIBOR associated with our senior credit facility resets periodically, and as of September 29, 2005, the effective LIBOR rate was 3.67%.

The remaining annual maturities of our long-term debt as of September 29, 2005 are as follows (amounts in thousands):

Fiscal year:
2006	$16,045
2007	16,037
2008	16,041
2009	16,044
2010	20,048
Thereafter	471,158

Total principal payments	$555,373

The fair value of our indebtedness approximated $557.9 million at September 29, 2005.

NOTE 7—LEASE FINANCE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and lease finance obligations at September 29, 2005 and September 30, 2004 are summarized as follows (amounts in thousands):

	September 29, 2005	September 30, 2004
Land	$88,053	$80,241
Buildings	119,437	118,978
Equipment	5,403	5,004
Accumulated depreciation	(23,611)	(20,722)

Total	$189,282	$183,501

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the minimum lease payments net of sublease income that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 29, 2005 (amounts in thousands):

Fiscal year	Lease Finance Obligations	Operating Leases
2006	$23,553	$52,023
2007	23,568	50,233
2008	23,394	48,233
2009	23,332	44,984
2010	23,301	41,513
Later years	258,374	220,734

Total minimum lease payments	$375,522	$457,720

Amount representing interest	172,436

Present value of minimum lease payments	203,086
Less—current maturities	2,872

Total lease finance obligations	$200,214

Rental expense for operating leases was approximately $55.6 million for fiscal 2005 and $54.3 million for each of fiscal 2004 and 2003. We have facility leases with step rent provisions, capital improvement funding, and other forms of lease concessions. In accordance with generally accepted accounting principles, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2005, 2004 and 2003, we entered into lease finance obligations with unrelated parties with net proceeds of $14.1 million, $97.1 million and $2.0 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. Included in the fiscal 2005 lease finance obligations is $12.1 million associated with the Sentry Food Mart acquisition and included in the fiscal 2004 lease finance obligations is $94.5 million related to the Golden Gallon® acquisition (see Note 2—Acquisition of Related Business). We retained ownership of all personal property and gasoline marketing equipment at these locations.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income was $423 thousand, $1.3 million, and $3.4 million for fiscal 2005, 2004 and 2003, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 29, 2005, other current assets and other noncurrent assets included derivative assets of approximately $1.5 million and approximately $800 thousand, respectively. At September 30, 2004, other noncurrent liabilities included derivative liabilities of approximately $700 thousand and other noncurrent assets include derivative assets of approximately $600 thousand. Cash flow hedges at September 29, 2005 have various settlement dates, the latest of which are April 2006 interest rate swaps with a notional amount of $202.0 million that have a weighted average pay rate of 2.72%. Additionally, we are party to cash flow hedges which will become effective April 2006 with a notional amount of $130.0 million, a weighted average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 9—COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related income taxes, are as follows (amounts in thousands):

	2005	2004
Unrealized gains on qualifying cash flow hedges (net of related income taxes of $(909) and $(129), respectively)	1,426	206

Accumulated other comprehensive income	$1,426	$206

The components of other comprehensive income, net of income related taxes, for the periods presented are as follows (amounts in thousands):

	2005	2004	2003
Amortization of cumulative effect of adoption of SFAS No. 133 (net of deferred income taxes of $93 in fiscal 2003)	$—	$—	$158
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $781, $561 and $708, respectively)	1,220	896	1,264

Other comprehensive income	$1,220	$896	$1,422

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	2005	2004	2003
Unrealized gains on qualifying cash flow hedges	$1,142	$2,169	$3,272
Less: Reclassification adjustment recorded as interest income (expense)	78	(1,273)	(2,008)

Net unrealized gains on qualifying cash flow hedges	$1,220	$896	$1,264

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—ASSET RETIREMENT OBLIGATIONS

Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate ranging from approximately 6.7% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks.

Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

We reviewed our estimate of this liability during the quarter ended September 30, 2004 due to changes in the estimate of future underground storage tank removal costs. The change in estimate resulted in an increase of $3.8 million to the carrying amount of the liability and the carrying amount of the related long-lived assets. Since this revision is a change in estimates, we will depreciate the asset and amortize the liability over the remaining useful life of the related underground storage tanks. There were no changes to the historical estimated removal costs during fiscal 2005.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2005	2004
Beginning balance	$14,818	$9,240
Liabilities incurred and change in estimates	199	3,862
Liabilities assumed—acquisitions	1,299	1,236
Liabilities settled	(724)	(376)
Accretion expense	1,230	856

Ending balance	$16,822	$14,818

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	2005	2004	2003
Interest on long-term debt, including amortization of deferred financing costs	$36,246	$43,180	$41,572
Interest on lease finance obligations	20,330	19,259	10,821
Interest rate swap settlements	(128)	3,427	8,470
Fair market value change in non-qualifying derivatives	(423)	(1,312)	(3,381)
Miscellaneous	105	(297)	323

Subtotal: Interest expense	$56,130	$64,257	$57,805
Loss on debt extinguishment	—	23,087	2,888

Total interest expense and loss on extinguishment of debt	$56,130	$87,344	$60,693

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

NOTE 12—INCOME TAXES

The components of income tax expense are summarized below (in thousands):

	2005	2004	2003
Current:
Federal	$27,733	$272	$—
State	5,372	4	—

	$33,105	$276	$—

Deferred:
Federal	$3,894	$7,882	$8,082
State	397	1,043	1,070

	4,291	8,925	9,152

	$37,396	$9,201	$9,152

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 29, 2005 and September 30, 2004, deferred income tax (liabilities) and assets are comprised of the following (in thousands):

	2005	2004
Property and equipment	$(68,023)	$(58,761)
Inventories	(3,677)	(3,335)
Goodwill and intangibles	(28,172)	(25,303)
Environmental	(568)	(1,533)
Prepaid expenses	(1,431)	—
Other	(1,022)	(2,781)

Gross deferred income tax liabilities	(102,893)	(91,713)

Accrued insurance	8,020	6,534
Asset retirement obligation	4,404	3,024
Deferred revenue	12,430	10,602
Reserve for closed stores	4,243	2,128
Impairment of long lived assets	771	1,924
Lease finance obligations	8,982	1,268
Other	3,789	3,297

Gross deferred income tax assets	42,639	28,777

Net operating loss carryforwards	951	5,612
General business credits	292	1,239
AMT credits	—	2,660

Net deferred income tax liability	$(59,011)	$(53,425)

As of September 29, 2005 and September 30, 2004, net current deferred income tax assets totaled $5.8 million and $7.5 million, respectively, and net noncurrent deferred income tax liabilities totaled $64.8 million and $60.9 million, respectively.

The change in net deferred income tax liability also included an increase to goodwill in the amount of $1.3 million which related to the current year stock acquisition.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2005 and 34% in fiscal 2004 and 2003) to actual income tax expense for each of the periods presented are as follows (in thousands):

	2005	2004	2003
Tax expense at Federal statutory rate	$33,322	$8,475	$8,080
Tax expense at state rate, net of federal tax expense	3,750	983	899
Permanent differences:
Other permanent items, net	324	(257)	173

Net income tax expense	$37,396	$9,201	$9,152

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 29, 2005, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 29, 2005 have the following expiration dates (in thousands):

Year of Expiration	State
2015	1,446
2016	3,627
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321

Total loss carryforward	$17,596

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 29, 2005, we were contingently liable for outstanding letters of credit in the amount of $43.0 million related primarily to several areas in which we are self-insured. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are involved in certain legal actions arising in the normal course of business. In the opinion of management, based on a review of such legal proceedings, the ultimate outcome of these actions will not have a material effect on the consolidated financial statements.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 29, 2005, other accrued liabilities and deferred revenue include the unamortized liabilities associated with these payments of $5.4 million and $27.4 million, respectively. At September 30, 2004, other accrued liabilities and deferred revenue include the unamortized liabilities associated with these payments of $5.2 million and $35.1 million, respectively.

McLane Company, Inc. (“McLane”)—We purchase over 50% of our general merchandise from a single wholesaler, McLane. Our arrangement with McLane is governed by a five-year distribution service agreement, which was amended in April 2005 and expires on April 2010. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we were to default under the contract or terminate the distribution service agreement prior to April 2010, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with accounting principles generally accepted in the United States, the original service allowances received and all future service allowances are amortized and recognized as a reduction to cost of sales on a straight-line method over the life of the agreement.

Major Oil Companies—We have entered into product brand imaging agreements with numerous oil companies to buy gasoline at market prices. These contracts range in length from three to ten years. In

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we were to default under the terms of any contract or terminate the supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with accounting principles generally accepted in the United States of America, these payments are amortized and recognized as a reduction to cost of sales using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 29, 2005, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage for releases occurring through December 31, 1998 and meet such requirements for releases thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund coverage, private commercial liability insurance and a letter of credit.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe our facilities in Florida meet or exceed those regulations developed by the state of Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Mississippi and Virginia. The coverage afforded by each state fund varies but generally provides up to $1.5 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from zero dollars to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private coverage for remediation and third party claims arising out of releases. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

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

Environmental reserves of $16.3 million and $14.1 million as of September 29, 2005 and September 30, 2004, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 and 251 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $14.9 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.4 million for remediation, tank removal

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and litigation. Also, as of September 29, 2005 and September 30, 2004, there were an additional 510 and 503 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter at September 29, 2005 and other cost amounts covered by responsible third parties are as follows (in thousands):

Fiscal Year	Expected Payments
2006	$621
2007	621
2008	487
2009	191
2010	45
Thereafter	62

Total undiscounted amounts not covered by a third party	2,027
Other current cost amounts	17,611
Amount representing interest	(3,318)

Environmental reserves	$16,320

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 29, 2005, anticipated reimbursements of $15.3 million are recorded as long-term environmental receivables and $2.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 14—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $837 thousand, $709 thousand and $731 thousand for fiscal 2005, 2004 and 2003, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—COMMON STOCK

During December 2003, Freeman Spogli & Co. (“Freeman Spogli”) exercised warrants to purchase 2,346,000 shares of common stock at an exercise price of $7.45 per share. The exercise was cashless whereby shares of common stock received were reduced by the number of shares having an aggregate fair market value equal to the exercise price, or approximately $17.5 million. The aggregate fair market value was based on the average closing price of our common stock on each of the ten days prior to the date of exercise, or $23.68 per share. Consequently, upon exercise, Freeman Spogli received 1,607,855 shares of common stock. As there were no cash proceeds from the warrant exercise, we recorded the par value of the common stock issued with a corresponding reduction in additional paid-in capital.

During January 2004, we completed a secondary stock offering in which Freeman Spogli and other selling stockholders sold 5,750,000 shares of our common stock at a public offering price of $20.00 per share, reducing Freeman Spogli’s beneficial ownership at the time to approximately 38.2% of our outstanding common stock.

During October 2004, we completed a secondary stock offering in which Freeman Spogli sold 3,850,000 shares of our common stock at a public offering price of $22.96 per share. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward equity sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we accounted for the forward equity sale agreement as equity with an initial fair value of zero. We applied the treasury stock method of accounting to the shares covered by the forward equity sale agreement in determining diluted shares outstanding.

In March 2005, Freeman Spogli sold the remaining 2,150,000 shares of our common stock it had registered under an existing shelf registration statement bringing their ownership at the time to approximately 1,700,000 shares, or 8.4% of our outstanding shares. Subsequent to this offering, Freeman Spogli distributed its remaining shares to its limited partners, and as of September 29, 2005, has no remaining ownership in the Company.

On April 20, 2005, we partially settled the forward equity sale agreement by issuing and delivering 1,078,697 shares of our common stock, par value $.01 per share. In connection with the partial settlement, we received $23.7 million in proceeds. On August 17, 2005, we settled the remaining shares subject to the forward equity sale agreement by issuing and delivering 421,303 shares of our common stock. In connection with the final settlement, we received $9.3 million in proceeds.

NOTE 16—STOCK OPTIONS AND OTHER EQUITY INSTRUMENTS

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the plans for the three fiscal years ended September 29, 2005, September 30, 2004, and September 25, 2003 and changes during the years ending on those dates is as follows:

	Shares	Option Price per Share	Weighted Average Exercise Price per Share
September 26, 2002 (709,538 shares exercisable)	1,125,205	$4.00-13.00	$9.13
Options granted	430,000	1.66-8.09	2.23
Options forfeited	(249,313)	5.12-13.00	9.15

September 25, 2003 (670,558 shares exercisable)	1,305,892	1.66-13.00	6.85

Options granted	244,000	14.80-19.95	15.33
Options forfeited	(56,834)	1.70-14.80	6.74
Options exercised	(556,305)	1.70-13.00	8.81

September 30, 2004 (455,544 shares exercisable)	936,753	1.66-19.95	7.90

Options granted	395,000	26.77-30.48	27.11
Options exercised	(544,682)	1.70-14.80	7.12

September 29, 2005 (106,126 shares exercisable)	787,071	$1.66-30.48	$18.08

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 29, 2005:

Date Granted	Exercise Prices	Number Outstanding September 29, 2005	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
8/31/98	$11.27	57	3 years	57
6/8/99	13.00	3,300	1 years	3,300
12/29/00	10.00	9,800	2 years	9,800
11/26/01	5.12	1,335	3 years	1,335
3/26/02	4.00	20,000	4 years	20,000
10/22/02	1.66	20,000	4 years	13,333
11/13/02	1.70	109,482	4 years	4,482
1/6/03	3.97	11,670	4 years	3
3/25/03	4.50	25,000	5 years	16,389
7/23/03	8.09	6,667	5 years	3,334
10/22/03	14.80	159,760	5 years	25,760
3/31/04	19.95	25,000	6 years	8,333
11/19/04	26.77	350,000	6 years	—
12/15/04	27.89	10,000	6 years	—
3/29/05	30.48	30,000	7 years	—
4/26/05	29.08	5,000	7 years	—

	Total	787,071		106,126

As of September 29, 2005 we have approximately 3.1 million shares available for stock option grants.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—EARNINGS PER SHARE

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2005	2004	2003
Income before cumulative effect adjustment	$57,810	$15,726	$14,613
Cumulative effect adjustment	—	—	(3,482)

Net income	$57,810	$15,726	$11,131

Earnings per share—basic:
Weighted average shares outstanding	21,100	19,606	18,108

Income per share before cumulative effect adjustment—basic	$2.74	$0.80	$0.81
Loss per share on cumulative effect adjustment—basic	—	—	(0.19)

Earnings per share—basic	$2.74	$0.80	$0.61

Earnings per share—diluted:
Weighted average shares outstanding	21,100	19,606	18,108
Dilutive impact of options and warrants outstanding	830	1,063	262

Weighted average shares and potential dilutive shares outstanding	21,930	20,669	18,370

Income per share before cumulative effect adjustment—diluted	$2.64	$0.76	$0.80
Loss per share on cumulative effect adjustment—diluted	—	—	(0.19)

Earnings per share—diluted	$2.64	$0.76	$0.61

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 3.0 million for fiscal 2003.

NOTE 18—QUARTERLY FINANCIAL DATA (unaudited)

Summary quarterly financial data for fiscal 2005 and 2004, respectively, is as follows (dollars in thousands, except per share amounts):

	Year Ended September 29, 2005					Year Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
Total revenue	$941,543	$945,760	$1,166,456	$1,375,480	$4,429,239	$744,441	$786,353	$928,327	$1,033,964	$3,493,085
Gross profit	$153,979	$139,852	$167,021	$202,295	$663,147	$140,110	$133,227	$153,710	$163,796	$590,843
Income (loss) before income taxes	$20,227	$5,432	$27,119	$42,428	$95,206	$7,362	$(23,670)	$21,466	$19,769	$24,927
Net income (loss)	$12,440	$3,341	$16,601	$25,428	$57,810	$4,527	$(14,558)	$13,202	$12,555	$15,726
Earnings per share:
Basic	$0.61	$0.16	$0.77	$1.15	$2.74	$0.25	$(0.74)	$0.66	$0.62	$0.80
Diluted	$0.59	$0.16	$0.75	$1.12	$2.64	$0.22	$(0.74)	$0.64	$0.60	$0.76

(1)	The fourth quarter of fiscal 2004 was a 14 week period due to the 53 week fiscal year, rather than a 13 week period as it was in fiscal 2005 which was a 52 week fiscal year.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SUBSEQUENT EVENTS

Issuance of Convertible Notes

On November 22, 2005, we completed a private offering of $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. Net proceeds were approximately $127.1 million after the net cost of a convertible note hedge and a separate warrant transaction. The hedge and warrant transactions effectively increase the conversion premium associated with the convertible notes from 27.5% to 60.0%, or from $50.09 to $62.86 per share, thereby reducing the potential dilutive effect to our stockholders upon conversion.

The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2006. The convertible notes are convertible into our common stock at a conversion price of $50.09 per share, upon the occurrence of certain events. Upon conversion a holder will receive, in lieu of common stock, an amount equal to the lessor of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

Concurrently with the sale of the convertible notes, we purchased a note hedge designed to mitigate potential dilution from the conversion of convertible notes. Under the note hedge, an affiliate of Merrill Lynch (the “counterparty”) is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the convertible notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the convertible notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the convertible notes. The note hedge expires at the close of trading on November 15, 2012, which is the maturity date of the convertible notes, although the counterparty will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

In addition, we issued warrants to the counterparty that could require us to issue up to 2,993,000 shares of our common stock on November 15, 2012 upon notice of exercise by the counterparty. The exercise price is $62.86 per share, which represents a 60% premium over the closing price of our shares of common stock on November 16, 2005. If the counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

Proceeds from the offering were used to pay down $100.0 million outstanding under our existing senior credit facility, pay the net cost of the note hedge and warrant transactions and for general corporate purposes including acquisitions.

Acquisitions

On November 29, 2005, we signed a definitive agreement to acquire 39 convenience stores in Mississippi and Louisiana from Waring Oil Company, LLC, which have been operating under the Interstate Food Stops banner. The acquisition, which is subject to regulatory and other customary closing conditions, is expected to close in the second quarter of fiscal 2006. We plan to finance the transaction with cash on hand and seller lease financing.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 7, 2005, we signed a definitive agreement to acquire 19 stores in North Carolina from Lee-Moore Oil Company, which have been operating under the TruBuy and On-The-Run® banners. The acquisition will include various dealer fuel supply arrangements for 20 additional stores. The acquisition, which is subject to regulatory and other customary closing conditions, is expected to close in the second quarter of fiscal 2006. We plan to finance the transaction with cash on hand and seller lease financing.

NOTE 20—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our subordinated notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries and D&D Oil comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEET

September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$—	$—	$111,472
Receivables, net	61,597	—	—	61,597
Inventories	125,348	—	—	125,348
Prepaid expenses and other current assets	13,466	2	—	13,468
Property held for sale	5,563	—	—	5,563
Deferred income taxes	5,837	—	—	5,837

Total current assets	323,283	2	—	323,285

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	630,291	—	—	630,291

Other assets:
Goodwill	394,903	—	—	394,903
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	39,630	57	—	39,687

Total other assets	411,056	43,929	(20,395)	434,590

Total assets	$1,405,353	$43,931	$(61,118)	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$16,045	$—	$—	$16,045
Current maturities of lease finance obligations	2,872	—	—	2,872
Accounts payable	131,618	—	—	131,618
Accrued compensation and related taxes	16,786	—	—	16,786
Other accrued taxes	34,346	—	—	34,346
Accrued insurance	22,544	—	—	22,544
Other accrued liabilities	29,387	—	(65)	29,322

Total current liabilities	253,598	—	(65)	253,533

Other liabilities:
Long-term debt	539,328	—	—	539,328
Lease finance obligations	200,214	—	—	200,214
Deferred income taxes	64,848	—	—	64,848
Deferred revenue	27,385	—	—	27,385
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	50,923	2	—	50,925

Total other liabilities	899,822	3,210	(20,332)	882,700

SHAREHOLDERS’ EQUITY:
Common stock	223	523	(523)	223
Additional paid-in capital	176,836	40,551	(40,551)	176,836
Accumulated other comprehensive income	1,426	—	—	1,426
Accumulated earnings (deficit)	73,448	(353)	353	73,448

Total shareholders’ equity	251,933	40,721	(40,721)	251,933

Total liabilities and shareholders’ equity	$1,405,353	$43,931	$(61,118)	$1,388,166

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,228,891	$—	$—	$1,228,891
Gasoline sales	3,200,348	—	—	3,200,348

Total revenues	4,429,239	—	—	4,429,239

Cost of sales:
Merchandise	779,639	—	—	779,639
Gasoline	2,986,453	—	—	2,986,453

Total cost of sales	3,766,092	—	—	3,766,092

Gross profit	663,147	—	—	663,147

Operating expenses:
Operating, general and administrative expenses	450,263	—	—	450,263
Depreciation and amortization	64,341	—	—	64,341

Total operating expenses	514,604	—	—	514,604

Income from operations	148,543	—	—	148,543

Other income (expense):
Interest expense	(56,130)	—	—	(56,130)
Miscellaneous	2,793	—	—	2,793

Total other expense	(53,337)	—	—	(53,337)

Income before income taxes	95,206	—	—	95,206
Income tax expense	(37,396)	—	—	(37,396)

Net income	$57,810	$—	$—	$57,810

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year Ended September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57,810	$—	$—	$57,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,341	—	—	64,341
Provision for deferred income taxes	4,291	—	—	4,291
Fair market value change in non-qualifying derivatives	(423)	—	—	(423)
Amortization of deferred loan costs	1,159	—	—	1,159
Tax benefit related to execise of stock options	7,247	—	—	7,247
Other	6,520	—	—	6,520
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(18,539)	—	—	(18,539)
Inventories	(22,393)	—	—	(22,393)
Prepaid expenses and other current assets	1,565	—	—	1,565
Other noncurrent assets	(2,015)	—	—	(2,015)
Accounts payable	10,467	—	—	10,467
Other current liabilities and accrued expenses	30,551	—	—	30,551
Other noncurrent liabilities	(7,000)	—	—	(7,000)

Net cash provided by operating activities	133,581	—	—	133,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(73,387)	—	—	(73,387)
Proceeds from sale of land, building and equipment	10,215	—	—	10,215
Acquisitions of related businesses, net of cash acquired	(103,068)	—	—	(103,068)

Net cash used in investing activities	(166,240)	—	—	(166,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(2,719)	—	—	(2,719)
Principal repayments of long-term debt	(12,028)	—	—	(12,028)
Proceeds from issuance of lease finance obligations	14,101	—	—	14,101
Proceeds from issuance of common stock	32,850			32,850
Proceeds from exercise of stock options	3,879	—	—	3,879

Net cash provided by financing activities	36,083	—	—	36,083

Net increase in cash	3,424	—	—	3,424
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS, END OF YEAR	$111,472	$—	$—	$111,472

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEET

September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$108,048	$—	$—	$108,048
Receivables, net	43,664	—	—	43,664
Inventories	95,228	—	—	95,228
Prepaid expenses and other current assets	13,444	2	—	13,446
Property held for sale	5,939	—	—	5,939
Deferred income taxes	7,507	—	—	7,507

Total current assets	273,830	2	—	273,832

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	582,242	—	—	582,242

Other assets:
Goodwill	341,652	—	—	341,652
Intercompany note receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	35,098	57	—	35,155

Total other assets	353,273	43,929	(20,395)	376,807

Total assets	$1,250,068	$43,931	$(61,118)	$1,232,881

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Current maturities of long-term debt	$16,029	$—	$—	$16,029
Current maturities of lease finance obligations	2,774	—	—	2,774
Accounts payable	121,151	—	—	121,151
Accrued compensation and related taxes	14,369	—	—	14,369
Other accrued taxes	18,849	—	—	18,849
Accrued insurance	17,228	—	—	17,228
Other accrued liabilities	22,070	—	(65)	22,135

Total current liabilities	212,600	—	(65)	212,535

Other liabilities:
Long-term debt	551,010	—	—	551,010
Lease finance obligations	190,440	—	—	190,440
Deferred income taxes	60,932	—	—	60,932
Deferred revenue	35,051	—	—	35,051
Intercompany note payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	33,984	2	—	33,986

Total other liabilities	888,541	3,210	(20,332)	871,419

SHAREHOLDERS’ EQUITY:
Common stock	204	523	(523)	204
Additional paid-in capital	132,879	40,551	(40,551)	132,879
Accumulated other comprehensive income	206	—	—	206
Accumulated earnings (deficit)	15,638	(353)	353	15,638

Total shareholders’ equity	148,927	40,721	(40,721)	148,927

Total liabilities and shareholders’ equity	$1,250,068	$43,931	$(61,118)	$1,232,881

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,726	$—	$—	$15,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,911	—	—	60,911
Provision for deferred income taxes	9,201	—	—	9,201
Loss on extinguishment of debt	23,087	—	—	23,087
Fair market value change in non-qualifying derivatives	(1,310)	—	—	(1,310)
Amortization of deferred loan costs	2,227	—	—	2,227
Amortization of long-term debt discount	534	—	—	534
Other	6,421	—	—	6,421
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(11,146)	—	—	(11,146)
Inventories	(977)	—	—	(977)
Prepaid expenses and other current assets	(7,005)	—	—	(7,005)
Other noncurrent assets	242	—	—	242
Accounts payable	30,830	—	—	30,830
Other current liabilities and accrued expenses	(7,506)	—	—	(7,506)
Other noncurrent liabilities	(4,263)	—	—	(4,263)

Net cash provided by operating activities	116,972	—	—	116,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,916)	—	—	(51,916)
Proceeds from sale of property and equipment	10,454	—	—	10,454
Acquisitions of related businesses, net of cash acquired	(185,607)	—	—	(185,607)

Net cash used in investing activities	(227,069)	—	—	(227,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(2,760)	—	—	(2,760)
Principal repayments of long-term debt	(617,412)	—	—	(617,412)
Proceeds from issuance of long-term debt	675,000	—	—	675,000
Proceeds from issuance of lease finance obligations	97,104	—	—	97,104
Proceeds from exercise of stock options	4,899	—	—	4,899
Repayments of shareholder loans	173	—	—	173
Other financing costs	(11,760)	—	—	(11,760)

Net cash provided by financing activities	145,244	—	—	145,244

Net increase in cash	35,147	—	—	35,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,901	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF YEAR	$108,048	$—	$—	$108,048

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise sales	$1,009,698	$—	$—	$1,009,698
Gasoline sales	1,740,662	—	—	1,740,662

Total revenues	2,750,360	—	—	2,750,360

Cost of sales:
Merchandise	644,178	—	—	644,178
Gasoline	1,595,378	—	—	1,595,378

Total cost of sales	2,239,556	—	—	2,239,556

Gross profit	510,804	—	—	510,804

Operating expenses:
Operating, general and administrative expenses	373,384	—	—	373,384
Depreciation and amortization	55,767	—	—	55,767

Total operating expenses	429,151	—	—	429,151

Income from operations	81,653	—	—	81,653

Other income (expense):
Loss of extinguishment of debt	(2,888)			(2,888)
Interest expense	(57,805)	—	—	(57,805)
Miscellaneous	2,805	—	—	2,805

Total other expense	(57,888)	—	—	(57,888)

Income before income taxes	23,765	—	—	23,765
Income tax expense	(9,152)	—	—	(9,152)

Income before cumulative effect adjustment	14,613	—	—	14,613
Cumulative effect adjustment, net of tax	(3,482)	—	—	(3,482)

Net income	$11,131	$—	$—	$11,131

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year Ended September 25, 2003

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,131	$—	$—	$11,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,767	—	—	55,767
Provision for deferred income taxes	9,152	—	—	9,152
Loss on extinguishment of debt	2,888		—	2,888
Fair market value change in non-qualifying derivatives	(3,381)	—	—	(3,381)
Cumulative effect of change in accounting principle	3,482	—	—	3,482
Amortization of deferred loan costs	2,610	—	—	2,610
Amortization of long-term debt discount	529	—	—	529
Other	6,370	—	—	6,370
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	563	—	—	563
Inventories	281	—	—	281
Prepaid expenses and other current assets	(2,818)	—	—	(2,818)
Other noncurrent assets	178	—	—	178
Accounts payable	(14,973)	—	—	(14,973)
Other current liabilities and accrued expenses	9,532	—	—	9,532
Other noncurrent liabilities	(12,574)	—	—	(12,574)

Net cash provided by operating activities	68,737	—	—	68,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(28,231)	—	—	(28,231)
Proceeds from sale of property and equipment	5,673	—	—	5,673
Acquisitions of related businesses, net of cash acquired	(1,799)	—	—	(1,799)

Net cash used in investing activities	(24,357)	—	—	(24,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(1,856)	—	—	(1,856)
Principal repayments of long-term debt	(306,577)	—	—	(306,577)
Proceeds from issuance of long-term debt	299,440			299,440
Proceeds from issuance of lease finance obligations	2,000	—	—	2,000
Repayments of shareholder loans	535	—	—	535
Other financing costs	(7,257)	—	—	(7,257)

Net cash used in financing activities	(13,715)	—	—	(13,715)

Net increase in cash	30,665	—	—	30,665
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,236	—	—	42,236

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,901	$—	$—	$72,901

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the two material weaknesses in our internal control over financial reporting discussed below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of September 29, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the effectiveness of our internal control over financial reporting. During this evaluation, management identified two material weaknesses in our internal control over financial reporting, that are described below. Management has concluded that as a result of these material weaknesses, as of September 29, 2005, our internal control over financial reporting was not effective based upon the criteria in Internal Control—Integrated Framework issued by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that, as of September 29, 2005, the following material weaknesses existed:

•	Inadequate controls within certain aspects of our accounting system over user access, segregation of duties and monitoring of changes to our vendor database. We identified instances whereby users had access to and authority to initiate transactions within the accounts payable module of our accounting system, as well as the ability to add or modify information to our vendor database. These inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within our accounting system and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

•	Inadequate controls over the posting of journal entries to our accounting system resulting in potential differences between the journal entries reviewed by management and those recorded in our accounting system. Specifically, our accounting software, which is standard software in our industry, does not enable our accounting personnel to perform a system review of journal entries entered prior to postings. As a result of these deficiencies, more than a remote likelihood exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of September 29, 2005 as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended September 29, 2005 and as a result of our recent restatement, management identified and implemented the following enhancements to our internal control over financial reporting:

•	Developed a checklist designed to assist management in the identification of all forms of continuing involvement in future sale-leaseback transactions; and

•	Strengthened our training program for our accounting staff to include additional training, education and resource materials to ensure that our accounting personnel understand the accounting regulations and standards for sale-leaseback transactions and further consult with independent financial consultants on significant technical matters.

In the first quarter of fiscal 2006, we have taken the following steps to remediate the two material weaknesses described above:

•	With the assistance of our Information Services personnel, we have restricted user access for the identified individuals within our accounting system to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. In addition, we have assigned responsibilities for maintenance to the vendor database to individuals independent of the payables and disbursement function.

•	We have customized our accounting system to generate a report of all posted journal entries which will be compared to approved journal entries and related supporting documentation. Discrepancies identified through this monitoring process will be investigated and corrected prior to completion of the financial closing process.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Pantry, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 29, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Deficiencies existed in both the design and operating effectiveness of controls associated with the Company’s vendor database. The deficiencies related to controls over the Company’s vendor database include inadequate controls within certain aspects of user access, segregation of duties, monitoring of changes and timely deactivation of inactive vendors. These deficiencies did not result in any adjustments to the Company’s consolidated financial statements; however, it was determined that the deficiencies represent a material weakness in the aggregate as the deficiencies give rise to the potential for unauthorized or undetected payment activities within the Company’s accounting system which could result in a material misstatement of the Company’s consolidated financial statements.

Deficiencies existed in the design of controls over the posting of journal entries to the Company’s accounting system resulting in potential differences between the journal entries reviewed by management and those recorded by the Company. The deficiencies include inadequate segregation of duties and controls over the posting of approved journal entries. These deficiencies did not result in any adjustments to the Company’s consolidated financial statements; however, it was determined that the deficiencies represent a material weakness in the aggregate due to the potential for material and pervasive misstatements to the Company’s consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2005, of the Company and our report dated December 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

December 13, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Our Directors and Executive Officers

Information concerning our executive officers is included in the section entitled “Executive Officers” on page 10 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006. Information concerning the audit committee of our board of directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held in March 2005.

Item 11.    Executive Compensation

This information is incorporated by reference from the section entitled “Executive Compensation” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006.

Item 13.    Certain Relationships and Related Transactions

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Transactions with Affiliates” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006.

Item 14.    Principal Accounting Fees and Services

This information is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 29, 2005:

(i)	Consolidated Financial Statements—See index on page 45 of this Annual Report on Form 10-K for the year ended September 29, 2005.

(ii)	Financial Statement Schedule—See index on page 45 of this Annual Report on Form 10-K for the year ended September 29, 2005.

(iii)	Exhibits:

Exhibit No.	Description of Document

2.1	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
2.2	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
2.3	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
2.4	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
2.5	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry (incorporated by reference to Exhibit 2.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
2.6	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.5 above (incorporated by reference to Exhibit 2.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)
3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.1	Purchase Agreement dated November 16, 2005 by and among The Pantry, Inc. and Kangaroo, Inc., R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

Exhibit No.	Description of Document
4.2	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the Initial Purchasers. (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.3	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.4	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.5	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))
4.6	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini (incorporated by reference to Exhibit 4.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.7	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini (incorporated by reference to Exhibit 10.36 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999)
4.8	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International (incorporated by reference to Exhibit 4.4 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
4.9	Indenture dated as of November 22, 2005 among The Pantry, the Guarantors and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.10	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.6) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.11	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))
4.12	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))
10.1	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.2	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

Exhibit No.	Description of Document
10.3	Purchase Agreement dated October 13, 2004 among The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc. and Morgan Keegan & Company, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004)
10.4	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004)
10.5	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc. and Morgan Keegan & Company, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003)
10.6	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation and Raymond James Bank, FSB, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.7	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.8	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.9	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004)
10.10	Second Amendment to Amended and Restated Credit Agreement and Waiver dated August 5, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and certain lenders identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005)
10.11	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D. & D. Oil Co., Inc, subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005)

Exhibit No.	Description of Document
10.12	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.13	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders, (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.6)
10.14	Amended and Restated Pledge Agreement dated April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.7)
10.15	Amended and Restated Security Agreement dated April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.8)
10.16	Company Trademark Security Agreement dated October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent (incorporated by reference to Exhibit 10.16 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.17	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
10.18	Form of Subsidiary Security Agreement (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
10.19	Form of Subsidiary Pledge Agreement (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
10.20	Form of Subsidiary Trademark Security Agreement (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
10.21	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.22	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.23	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.24	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

Exhibit No.	Description of Document
10.25	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.26	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.27	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on October 31, 2003))
10.28	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.29	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005) (represents a management contract or compensation plan arrangement)
10.30	Summary of Material Terms of The Pantry Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005) (represents a management contract or compensation plan arrangement)
10.31	Management and Administrative Incentive Plan (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002) (represents a management contract or compensation plan arrangement)
10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensation plan arrangement)
10.33	1999 Stock Option Plan, as amended on September 24, 2004 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensation plan arrangement)
10.34	Form of Incentive Stock Option Agreement to the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensation plan arrangement)
10.35	The Pantry, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997) (represents a management contract or compensation plan arrangement)
10.36	Form of Incentive Stock Option Agreement to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensation plan arrangement)
10.37	The Pantry Inc. 1998 Stock Subscription Plan (incorporated by reference to Exhibit 10.25 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998) (represents a management contract or compensation plan arrangement)
10.38	Form of Stock Subscription Agreement (incorporated by reference to Exhibit 10.26 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensation plan arrangement)

Exhibit No.	Description of Document
10.39	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811)) (represents a management contract or compensation plan arrangement)
10.40	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999) (represents a management contract or compensation plan arrangement)
10.41	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001) (represents a management contract or compensation plan arrangement)
10.42	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002) (represents a management contract or compensation plan arrangement)
10.43	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003) (represents a management contract or compensation plan arrangement)
10.44	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005) (represents a management contract or compensation plan arrangement)
10.45	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)
10.46	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)
10.47	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)
10.48	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)
10.49	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)
10.50	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)

Exhibit No.	Description of Document
10.51	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.52	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.53	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)
10.54	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.55	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)
10.56	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.57	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.58	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
18.1	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Document
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(b)	See (a)(iii) above.

(c)	See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI
Peter J. Sodini President and Chief Executive Officer

Date: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2005

/S/ DANIEL J. KELLY Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Finance Officer)	December 13, 2005

/S/ BERRY L. EPLEY Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 13, 2005

/S/ TODD W. HALLORAN Todd W. Halloran	Director	December 13, 2005

/S/ BRYAN E. MONKHOUSE Bryan E. Monkhouse	Director	December 13, 2005

/S/ BYRON E. ALLUMBAUGH Byron E. Allumbaugh	Director	December 13, 2005

/S/ PETER M. STARRETT Peter M. Starrett	Director	December 13, 2005

/S/ PAUL L. BRUNSWICK Paul L. Brunswick	Director	December 13, 2005

/S/ HUBERT E. YARBOROUGH, III Hubert E. Yarborough, III	Director	December 13, 2005

/S/ THOMAS M. MURNANE Thomas M. Murnane	Director	December 13, 2005

/S/ EDWIN J. HOLMAN Edwin J. Holman	Director	December 13, 2005

/S/ ROBERT F. BERNSTOCK Robert F. Bernstock	Director	December 13, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions related to acquisitions		Deductions for payments or write-offs	Balance at end of period
Year ended September 29, 2005
Allowance for doubtful accounts	$417	$219		$—	$(90)	$546
Reserve for environmental issues	14,051	3,259		—	(990)	16,320
Reserve for closed stores	3,029	5,558		—	(641)	7,946

	$17,497	$9,036	$		$(1,721)	$24,812

Year ended September 30, 2004
Allowance for doubtful accounts	$665	$700		$—	$(948)	$417
Reserve for environmental issues	13,823	437		675	(884)	14,051
Reserve for closed stores	3,201	1,736		—	(1,908)	3,029

	$17,689	$2,873		$675	$(3,740)	$17,497

Year ended September 25, 2003
Allowance for doubtful accounts	$159	$544		$—	$(38)	$665
Reserve for environmental issues	13,285	1,448		—	(910)	13,823
Reserve for closed stores	2,629	2,469		—	(1,897)	3,201

	$16,073	$4,461		$—	$(2,845)	$17,689

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Purchase Agreement dated August 25, 2003 by and among The Pantry, Ahold Real Properties LLC, Golden Gallon Holding LLC, Golden Gallon-GA LLC, Golden Gallon-TN LLC, and, for limited purposes, Ahold USA, Inc., BI-LO, LLC and BI-LO Brands, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

2.2	List of Exhibits and Schedules omitted from the Purchase Agreement referenced in Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

2.3	Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

2.4	List of Exhibits omitted from the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

2.5	Intellectual Property Transfer and Agreement to be Bound dated October 16, 2003 by and among Koninklijke Ahold N.V. and The Pantry (incorporated by reference to Exhibit 2.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

2.6	List of Schedules and Exhibits omitted from the Intellectual Property Transfer and Agreement to be Bound referenced in Exhibit 2.5 above (incorporated by reference to Exhibit 2.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2003)

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

4.1	Purchase Agreement dated November 16, 2005 by and among The Pantry, Inc., Kangaroo, Inc.,
R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.2	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the Initial Purchasers. (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form
8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.3	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.4	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

Exhibit No.	Description of Document

4.5	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))

4.6	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini (incorporated by reference to Exhibit 4.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

4.7	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini (incorporated by reference to Exhibit 10.36 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999)

4.8	Registration Rights Agreement dated December 30, 1996 by and between The Pantry, FSEP III and FSEP International (incorporated by reference to Exhibit 4.4 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)

4.9	Indenture dated as of November 22, 2005 among The Pantry, the Guarantors and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.10	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.6) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.11	Indenture dated as of February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))

4.12	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4 (Registration No. 333-115060))

10.1	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.2	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.3	Purchase Agreement dated October 13, 2004 among The Pantry, the persons listed in Schedule B-2 thereto, Merrill Lynch International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc. and Morgan Keegan & Company, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form
8-K filed with the Securities and Exchange Commission on October 14, 2004)

Exhibit No.	Description of Document

10.4	Confirmation of Forward Stock Sale Transaction dated October 13, 2004 between The Pantry, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2004)

10.5	Purchase Agreement dated January 22, 2004 by and among The Pantry, the persons listed in Schedule B thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., William Blair & Company, L.L.C., Jefferies & Company, Inc. and Morgan Keegan & Company, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2003)

10.6	Amended and Restated Credit Agreement dated as of March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation and Raymond James Bank, FSB, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)

10.7	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)

10.8	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)

10.9	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004)

10.10	Second Amendment to Amended and Restated Credit Agreement and Waiver dated August 5, 2005 by and among The Pantry as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and certain lenders identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005)

10.11	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D. & D. Oil Co., Inc, subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005)

10.12	Letter Agreement dated November 4, 2003 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia, as administrative agent and lender (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)

Exhibit No.	Description of Document

10.13	Amended and Restated Credit Agreement dated April 14, 2003 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Wells Fargo, as syndication agent and lender and Credit Industriel Et Commercial and Smoky River CDO L.P., as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.6)

10.14	Amended and Restated Pledge Agreement dated April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.7)

10.15	Amended and Restated Security Agreement dated April 14, 2003 between The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003) (replaced by Exhibit 10.8)

10.16	Company Trademark Security Agreement dated October 23, 1997 by and between The Pantry and First Union National Bank (“First Union”), as administrative agent (incorporated by reference to Exhibit 10.16 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.17	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

10.18	Form of Subsidiary Security Agreement (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

10.19	Form of Subsidiary Pledge Agreement (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

10.20	Form of Subsidiary Trademark Security Agreement (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

10.21	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated as of October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.22	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.23	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.24	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

Exhibit No.	Description of Document

10.25	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.26	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.27	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on October 31, 2003))

10.28	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

10.29	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005) (represents a management contract or compensation plan arrangement)

10.30	Summary of Material Terms of The Pantry Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005) (represents a management contract or compensation plan arrangement)

10.31	Management and Administrative Incentive Plan (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002) (represents a management contract or compensation plan arrangement)

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensation plan arrangement)

10.33	1999 Stock Option Plan, as amended on September 24, 2004 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensation plan arrangement)

10.34	Form of Incentive Stock Option Agreement to the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensation plan arrangement)

10.35	The Pantry, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1997) (represents a management contract or compensation plan arrangement)

10.36	Form of Incentive Stock Option Agreement to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensation plan arrangement) (represents a management contract or compensation plan arrangement)

10.37	The Pantry Inc. 1998 Stock Subscription Plan (incorporated by reference to Exhibit 10.25 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998) (represents a management contract or compensation plan arrangement)

10.38	Form of Stock Subscription Agreement (incorporated by reference to Exhibit 10.26 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

Exhibit No.	Description of Document

10.39	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811)) (represents a management contract or compensation plan arrangement)

10.40	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 1999) (represents a management contract or compensation plan arrangement)

10.41	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001) (represents a management contract or compensation plan arrangement)

10.42	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002) (represents a management contract or compensation plan arrangement)

10.43	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003) (represents a management contract or compensation plan arrangement)

10.44	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005) (represents a management contract or compensation plan arrangement)

10.45	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)

10.46	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)

10.47	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)

10.48	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensation plan arrangement)

10.49	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)

Exhibit No.	Description of Document

10.50	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)

10.51	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)

10.52	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.53	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.54	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.55	First Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.56	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.57	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry, Inc. dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.58	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

Exhibit No.	Description of Document

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio

18.1	Letter of Preferability regarding change in Goodwill Impairment test date change from Deloitte & Touche LLP (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

21.1	Subsidiaries of The Pantry

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]