Form 10-Q
period 2005-12-29
PANTRY INC
filed 2006-02-07
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,534,285 SHARES
(Class)	(Outstanding at February 3, 2006)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 29, 2005

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 29, 2005	September 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$189,536	$111,472
Receivables, net (Note 3)	52,589	61,597
Inventories	115,902	125,348
Prepaid expenses and other current assets (Notes 4 and 5)	10,933	19,031
Deferred income taxes	5,997	5,837

Total current assets	374,957	323,285

Property and equipment, net	640,253	630,291

Other assets:
Goodwill	393,694	394,903
Other noncurrent assets (Notes 3 and 5)	44,622	39,687

Total other assets	438,316	434,590

Total assets	$1,453,526	$1,388,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 4)	$1,573	$16,045
Current maturities of lease finance obligations	2,944	2,872
Accounts payable	122,527	131,618
Accrued compensation and related taxes	14,352	16,786
Other accrued taxes	39,471	34,346
Accrued insurance	23,670	22,544
Other accrued liabilities	30,052	29,322

Total current liabilities	234,589	253,533

Other liabilities:
Long-term debt (Note 4)	603,781	539,328
Lease finance obligations	205,047	200,214
Deferred income taxes	64,965	64,848
Deferred revenue	25,338	27,385
Other noncurrent liabilities (Note 3)	51,416	50,925

Total other liabilities	950,547	882,700

Commitments and contingencies (Notes 3 and 4)
Stockholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,367,035 and 22,316,439 issued and outstanding at December 29, 2005 and September 29, 2005, respectively (Notes 4 and 8)	224	223
Additional paid-in capital	160,215	176,836
Accumulated other comprehensive income, net (Note 6)	1,532	1,426
Accumulated earnings	106,419	73,448

Total stockholders’ equity	268,390	251,933

Total liabilities and stockholders’ equity	$1,453,526	$1,388,166

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 29, 2005	December 30, 2004
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$316,648	$287,067
Gasoline	998,675	654,476

Total revenues	1,315,323	941,543

Cost of sales:
Merchandise	197,912	182,975
Gasoline	912,090	604,589

Total cost of sales	1,110,002	787,564

Gross profit	205,321	153,979

Operating expenses:
Operating, general and administrative expenses	118,328	105,176
Depreciation and amortization	17,237	15,586

Total operating expenses	135,565	120,762

Income from operations	69,756	33,217

Other income (expense):
Interest expense (Notes 5 and 7)	(14,433)	(13,412)
Loss on extinguishment of debt (Notes 4 and 7)	(1,832)	—
Miscellaneous	1,203	422

Total other expense	(15,062)	(12,990)

Income before income taxes	54,694	20,227
Income tax expense	(21,723)	(7,787)

Net income	$32,971	$12,440

Earnings per share (Note 8):
Basic	$1.48	$0.61
Diluted	$1.45	$0.59

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 29, 2005	December 30, 2004
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,971	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,237	15,586
Provision for deferred income taxes	47	3,411
Loss on extinguishment of debt	1,832	—
Stock-based compensation	628	—
Income tax benefit related to exercise of stock options	—	2,042
Other	(180)	(301)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	8,996	2,034
Inventories	9,403	583
Prepaid expenses and other current assets	2,709	518
Other noncurrent assets	135	(294)
Accounts payable	(9,091)	(18,782)
Other current liabilities and accrued expenses	4,225	(2,000)
Other noncurrent liabilities	(1,663)	1,284

Net cash provided by operating activities	67,249	16,521

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(13,709)	(15,212)
Proceeds from sale of land, building and equipment	1,239	4,051
Acquisitions of related businesses, net of cash acquired	(7,761)	(1,431)

Net cash used in investing activities	(20,231)	(12,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(720)	(687)
Principal repayments of long-term debt	(305,019)	(7)
Proceeds from issuance of long-term debt	355,000	—
Proceeds from issuance of lease finance obligations	5,625	516
Proceeds from exercise of stock options	582	310
Payment for purchase of note hedge	(43,720)	—
Proceeds from issuance of warrant	25,220	—
Excess income tax benefits from stock-based compensation arrangements	474	—
Other financing costs	(6,396)	—

Net cash provided by financing activities	31,046	132

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,064	4,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,472	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,536	$112,109

Cash paid during the period:
Interest	$10,218	$7,657

Income taxes	$14,203	$497

Non-cash transactions:
Accrued purchases of property and equipment	$3,834	$2,402

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries). All inter-company transactions and balances have been eliminated in consolidation. Transactions and balances of each wholly owned subsidiary are immaterial to the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts at December 29, 2005 and for the three months ended December 29, 2005 and December 30, 2004 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005.

Our results of operations for the three months ended December 29, 2005 and December 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of merchandise revenue and gasoline gallons sold during the summer months than during the winter months.

References in this report to “fiscal 2006” refer to our current fiscal year and references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2006 fiscal year ends on September 28, 2006 and is a 52 week year. Fiscal 2005 was also a 52 week year.

The Pantry

As of December 29, 2005, we operated 1,401 convenience stores located in Florida (444), North Carolina (304), South Carolina (236), Georgia (127), Tennessee (101), Mississippi (50), Virginia (50), Alabama (38), Kentucky (33), Indiana (10), and Louisiana (8). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama, Mississippi, and North Carolina, we also sell lottery products. Self-service gasoline is sold at 1,378 locations, 878 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Exxon® and Texaco®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). We were already in conformity with this new pronouncement and therefore the adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Note 2—Stock Based Compensation for discussion regarding the impact of the adoption of SFAS No. 123R.

In March 2005, FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In October 2005, FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We are already in conformity with this new pronouncement; therefore, the implementation will not impact our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

NOTE 2—STOCK-BASED COMPENSATION

Prior to September 30, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). We did not recognize stock-based compensation cost in our Consolidated Statement of Income prior to September 30, 2005, as all options granted under our equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 30, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of September 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to September 29,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 29, 2005 we have 1,049,975 options outstanding with a weighted average exercise price of $23.70. Additionally, remaining compensation expense to be recognized on these options through December, 2009 is approximately $5.9 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in the quarters ended December 29, 2005 and December 30, 2004 as follows:

	2005	2004
Weighted-average grant date fair value	$10.98	$9.41
Weighted-average expected lives (years)	2.00	2.00
Risk-free interest rate	4.4%	3.0%
Expected volatility	50%	61%
Dividend yield	0.00%	0.00%

Prior to September 30, 2005 and the adoption of SFAS No. 123R, the expected volatility on shares of our common stock was based on the historical volatility of our stock price.

As a result of adopting SFAS No. 123R, the Company’s income before income tax expense and net income for the quarter ended December 29, 2005 are $628 thousand and $377 thousand lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. In addition, in connection with our adoption of SFAS No. 123R, net cash provided by operating activities decreased by $474 thousand for the three months ended December 29, 2005. Net cash provided by financing activities increased by $474 thousand related to excess income tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for the three months ended December 29, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended December 30, 2004
Net income (in thousands):
As reported	$12,440
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(180)

Pro forma	$12,260

Basic earnings per share:
As reported	$0.61
Pro forma	$0.60
Diluted earnings per share:
As reported	$0.59
Pro forma	$0.58

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of December 29, 2005, we were contingently liable for outstanding letters of credit in the amount of approximately $43.0 million primarily related to several self-insurance programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

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

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the United States Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 29, 2005, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

We also rely upon the reimbursement provisions of applicable state trust funds. In Florida, we meet our financial responsibility requirements by state trust fund coverage through December 31, 1998 and meet such requirements thereafter through private commercial liability insurance. In Georgia, we meet our financial responsibility requirements by a combination of state trust fund, private commercial liability insurance and a letter of credit.

Environmental reserves of $17.0 million and $16.3 million as of December 29, 2005 and September 29, 2005, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 275 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $15.5 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.5 million for remediation, tank removal and litigation. Also, as of December 29, 2005 and September 29, 2005, there were an additional 505 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 29, 2005, anticipated reimbursements of $15.9 million are recorded as other noncurrent assets and $2.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 29, 2005	September 29, 2005
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	—
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; repaid in December, 2005	—	305,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	205,000	—
Other notes payable; various interest rates and maturity dates	354	373

Total long-term debt	605,354	555,373
Less—current maturities	(1,573)	(16,045)

Long-term debt, net of current maturities	$603,781	$539,328

On November 22, 2005, we completed a private offering of $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. We have agreed to register the convertible notes for resale by the holders thereof within 90 days of the issuance date. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for certain specified periods. Upon conversion, a holder will receive, in lieu of common stock, an amount equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Concurrently with the sale of the convertible notes, we purchased a note hedge designed to mitigate potential dilution from the conversion of convertible notes. Under the note hedge, an affiliate of Merrill Lynch

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In addition, we issued warrants to the counterparty that could require us to issue up to approximately 2,993,000 shares of our common stock on November 15, 2012 upon notice of exercise by the counterparty. The exercise price is $62.86 per share, which represents a 60.0% premium over the closing price of our shares of common stock on November 16, 2005. If the counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

According to EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the convertible notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, according to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions and therefore the issuance of the note hedge and the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.

For income tax reporting purposes, we have elected to integrate the convertible notes and the note hedge transaction. Integration of the note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and therefore the cost of the note hedge will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period that the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital in stockholders’ equity.

Proceeds from the offering were used to pay down $100.0 million outstanding under our then existing senior credit facility, pay $43.7 million for the cost of the note hedge, pay approximately $4.7 million in issuance costs, including underwriting fees and for general corporate purposes, including acquisitions. Additionally, we received $25.2 million in proceeds from the issuance of the warrants.

On December 29, 2005, we entered into a new senior secured credit facility, which consisted of a $205.0 million term loan and a $150.0 million revolving credit facility, each maturing January 2, 2012. Proceeds from the new senior credit facility were used to repay all amounts outstanding under the previously existing credit facility and loan origination costs. In connection with the financing, we recorded a non-cash charge of approximately $1.8 million related to the write-off of deferred financing costs associated with the existing credit facility.

The new senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than subsidiaries with de minimis assets and revenue, of which we currently have one). In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of December 29, 2005, there were no outstanding borrowings under the revolving credit facility and we had approximately $43.0 million of standby letters of credit issued under the facility. As a result, we had approximately $107.0 million in available borrowing capacity. Furthermore, the revolving credit facility limits our total outstanding letters of credit to $90.0 million. The LIBOR associated with our senior credit facility resets periodically, and was reset on January 4, 2006 at 4.39%.

The new credit facility contains customary affirmative and negative covenants, including the following: maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as each is defined in the agreement. Additionally, the credit facility contains restrictive covenants regarding our ability to enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things.

The remaining annual maturities of our long-term debt as of December 29, 2005 are as follows (amounts in thousands):

Year Ended September:
2006	$1,051
2007	2,087
2008	2,091
2009	2,094
2010	2,098
Thereafter	595,933

Total long-term debt	$605,354

Substantially all of our net assets are restricted as to payment of dividends and other distributions. As of December 29, 2005, we were in compliance with our covenants and restrictions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting was $2 thousand and $486 thousand for the first quarter of fiscal 2006 and fiscal 2005, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 29, 2005, other current assets and other noncurrent assets include derivative assets of approximately $900 thousand and $1.6 million, respectively. At September 29, 2005, other current assets and other noncurrent assets included derivative assets of approximately $1.5 million and approximately $800 thousand, respectively. Cash flow hedges at December 29, 2005 represent interest rate swaps with a notional amount of $177.0 million and a weighted average pay rate of 2.83%. Additionally, we are party to cash flow hedges which will become effective April 2006 with a notional amount of $130.0 million, a weighted average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 6—COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 29, 2005	December 30, 2004
Net income	$32,971	$12,440
Other comprehensive income:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $(67) and $(284), respectively)	106	454

Comprehensive income	$33,077	$12,894

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 29, 2005	December 30, 2004
Unrealized gains (losses) on qualifying cash flow hedges	$(237)	$701
Less: Reclassification adjustment recorded as interest income (expense)	343	(247)

Net unrealized gains on qualifying cash flow hedges	$106	$454

NOTE 7—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended
	December 29, 2005	December 30, 2004
Interest on long-term debt, including amortization of deferred financing costs	$9,850	$8,515
Interest on lease finance obligations	5,347	4,942
Interest rate swap settlements	(779)	402
Fair market value change in non-qualifying derivatives	(2)	(486)
Miscellaneous	17	39

Subtotal: Interest expense	$14,433	$13,412
Loss on extinguishment of debt	1,832	—

Total interest expense and loss on extinguishment of debt	$16,265	$13,412

The loss on debt extinguishment represents the write-off of unamortized loan origination costs associated with the refinancing of our senior credit facility in December, 2005.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—EARNINGS PER SHARE AND COMMON STOCK

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, plus the effect of outstanding warrants and stock options using the “treasury stock” method. In addition, in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, for each reporting period, when the average stock price for the period exceeds the conversion price of our convertible notes, diluted earnings per share will include incremental shares based on the net shares that would be delivered based on the average stock price for the period assuming all of the convertible notes would have been converted into our common stock regardless of whether the conversion option that allows the conversion has been met. The note hedge transaction will not be considered in diluted earnings per share as the transaction will always be antidilutive.

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 29, 2005	December 30, 2004
Net income	$32,971	$12,440

Earnings per share—basic:
Weighted average shares outstanding	22,328	20,289

Earnings per share—basic	$1.48	$0.61

Earnings per share—diluted:
Weighted average shares outstanding	22,328	20,289
Dilutive impact of options outstanding	470	813

Weighted average shares and potential dilutive shares outstanding	22,798	21,102

Earnings per share—diluted	$1.45	$0.59

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 360 thousand for the three months ended December 30, 2004. The aggregate number of shares, totaling approximately 3.8 million, that we could be obligated to issue upon conversion of our $150.0 million senior subordinated convertible notes were excluded from the three months ended December 29, 2005 computation because their inclusion would have been antidilutive.

We issued 51 thousand shares of common stock related to the exercise of stock options, for the three months ended December 29, 2005 for net proceeds of $582 thousand.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our subordinated notes and our convertible notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have any significant assets. The Guarantor Subsidiaries and D.&D. Oil Co., Inc. comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

December 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$189,536	$—	$—	$189,536
Receivables, net	52,589	—	—	52,589
Inventories	115,902	—	—	115,902
Prepaid expenses and other current assets	10,931	2	—	10,933
Deferred income taxes	5,997	—	—	5,997

Total current assets	374,955	2	—	374,957

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	640,253	—	—	640,253

Other assets:
Goodwill	393,694	—	—	393,694
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	44,565	57	—	44,622

Total other assets	414,782	43,929	(20,395)	438,316

Total assets	$1,470,713	$43,931	$(61,118)	$1,453,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,573	$—	$—	$1,573
Current maturities of lease financing obligations	2,944	—	—	2,944
Accounts payable	122,527	—	—	122,527
Accrued compensation and related taxes	14,352	—	—	14,352
Other accrued taxes	39,471	—	—	39,471
Accrued insurance	23,670	—	—	23,670
Other accrued liabilities	30,117	—	(65)	30,052

Total current liabilities	234,654	—	(65)	234,589

Other liabilities:
Long-term debt	603,781	—	—	603,781
Lease finance obligations	205,047	—	—	205,047
Deferred income taxes	64,965	—	—	64,965
Deferred revenue	25,338	—	—	25,338
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	51,414	2	—	51,416

Total other liabilities	967,669	3,210	(20,332)	950,547

Stockholders’ equity:
Common stock	224	523	(523)	224
Additional paid-in capital	160,215	40,551	(40,551)	160,215
Accumulated other comprehensive income, net	1,532	—	—	1,532
Accumulated earnings (deficit)	106,419	(353)	353	106,419

Total stockholders’ equity	268,390	40,721	(40,721)	268,390

Total liabilities and stockholders’ equity	$1,470,713	$43,931	$(61,118)	$1,453,526

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$—	$—	$111,472
Receivables, net	61,597	—	—	61,597
Inventories	125,348	—	—	125,348
Prepaid expenses and other current assets	19,029	2	—	19,031
Deferred income taxes	5,837	—	—	5,837

Total current assets	323,283	2	—	323,285

Investments in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	630,291	—	—	630,291

Other assets:
Goodwill	394,903	—	—	394,903
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	39,630	57	—	39,687

Total other assets	411,056	43,929	(20,395)	434,590

Total assets	$1,405,353	$43,931	$(61,118)	$1,388,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$16,045	$—	$—	$16,045
Current maturities of lease finance obligations	2,872	—	—	2,872
Accounts payable	131,618	—	—	131,618
Accrued compensation and related taxes	16,786	—	—	16,786
Other accrued taxes	34,346	—	—	34,346
Accrued insurance	22,544	—	—	22,544
Other accrued liabilities	29,387	—	(65)	29,322

Total current liabilities	253,598	—	(65)	253,533

Other liabilities:
Long-term debt	539,328	—	—	539,328
Lease finance obligations	200,214	—	—	200,214
Deferred income taxes	64,848	—	—	64,848
Deferred revenue	27,385	—	—	27,385
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	50,923	2	—	50,925

Total other liabilities	899,822	3,210	(20,332)	882,700

Stockholders’ equity:
Common stock	223	523	(523)	223
Additional paid-in capital	176,836	40,551	(40,551)	176,836
Accumulated other comprehensive income, net	1,426	—	—	1,426
Accumulated earnings (deficit)	73,448	(353)	353	73,448

Total stockholders’ equity	251,933	40,721	(40,721)	251,933

Total liabilities and stockholders’ equity	$1,405,353	$43,931	$(61,118)	$1,388,166

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended December 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$316,648	$—	$—	$316,648
Gasoline	998,675	—	—	998,675

Total revenues	1,315,323	—	—	1,315,323

Cost of sales:
Merchandise	197,912	—	—	197,912
Gasoline	912,090	—	—	912,090

Total cost of sales	1,110,002	—	—	1,110,002

Gross profit	205,321	—	—	205,321

Operating expenses:
Operating, general and administrative expenses	118,328	—	—	118,328
Depreciation and amortization	17,237	—	—	17,237

Total operating expenses	135,565	—	—	135,565

Income from operations	69,756	—	—	69,756

Other income (expense):
Interest expense	(14,433)	—	—	(14,433)
Loss on extinguishment of debt	(1,832)	—	—	(1,832)
Miscellaneous	1,203	—	—	1,203

Total other expense	(15,062)	—	—	(15,062)

Income before income taxes	54,694	—	—	54,694
Income tax expense	(21,723)	—	—	(21,723)

Net income	$32,971	$—	$—	$32,971

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,971	$—	$—	$32,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,237	—	—	17,237
Provision for deferred income taxes	47	—	—	47
Loss on extinguishment of debt	1,832	—	—	1,832
Stock-based compensation	628	—	—	628
Other	(180)	—	—	(180)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	8,996	—	—	8,996
Inventories	9,403	—	—	9,403
Prepaid expenses and other current assets	2,709	—	—	2,709
Other noncurrent assets	135	—	—	135
Accounts payable	(9,091)	—	—	(9,091)
Other current liabilities and accrued expenses	4,225	—	—	4,225
Other noncurrent liabilities	(1,663)	—	—	(1,663)

Net cash provided by operating activities	67,249	—	—	67,249

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(13,709)	—	—	(13,709)
Proceeds from sale of land, building and equipment	1,239	—	—	1,239
Acquisitions of related businesses, net of cash acquired	(7,761)	—	—	(7,761)

Net cash used in investing activities	(20,231)	—	—	(20,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(720)	—	—	(720)
Principal repayments of long-term debt	(305,019)	—	—	(305,019)
Proceeds from issuance of long-term debt	355,000	—	—	355,000
Proceeds from issuance of lease finance obligations	5,625	—	—	5,625
Proceeds from exercise of stock options	582	—	—	582
Payment for purchase of note hedge	(43,720)	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	474	—	—	474
Other financing costs	(6,396)	—	—	(6,396)

Net cash provided by financing activities	31,046	—	—	31,046

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,064	—	—	78,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,472	—	—	111,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,536	$—	$—	$189,536

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,440	$—	$—	$12,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	—	—	15,586
Provision for deferred income taxes	3,411	—	—	3,411
Income tax benefit related to exercise of stock options	2,042	—	—	2,042
Other	(301)	—	—	(301)
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	2,034	—	—	2,034
Inventories	583	—	—	583
Prepaid expenses and other current assets	518	—	—	518
Other noncurrent assets	(294)	—	—	(294)
Accounts payable	(18,782)	—	—	(18,782)
Other current liabilities and accrued expenses	(2,000)	—	—	(2,000)
Other noncurrent liabilities	1,284	—	—	1,284

Net cash provided by operating activities	16,521	—	—	16,521

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(15,212)	—	—	(15,212)
Proceeds from sale of land, building and equipment	4,051	—	—	4,051
Acquisitions of related businesses, net of cash acquired	(1,431)	—	—	(1,431)

Net cash used in investing activities	(12,592)	—	—	(12,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(687)	—	—	(687)
Principal repayments of long-term debt	(7)	—	—	(7)
Proceeds from issuance of lease finance obligations	516	—	—	516
Proceeds from exercise of stock options	310	—	—	310

Net cash provided by financing activities	132	—	—	132

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,061	—	—	4,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,109	$—	$—	$112,109

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes, appearing elsewhere in this report. Additional discussion and analysis related to our company is contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005.

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of rebranding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding remodeling, rebranding, reimaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions and global demand;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to Part II. Other Information—Item 1A. Risk Factors below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 7, 2006. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,401 stores in eleven states as of December 29, 2005. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue acquisitions.

Net income for our first quarter of fiscal 2006 of $33.0 million represented a 165.0% increase from $12.4 million in the first quarter of fiscal 2005. During the quarter, our comparable store merchandise revenue increased 5.0% while comparable store gasoline gallons increased 4.6%. These results were driven by an unusually strong performance in our gasoline operations which we believe were made possible, in part, due to the benefits of our long-term gasoline supply contracts. These agreements gave us flexibility and greater certainty of supply in the wake of hurricanes Katrina and Rita. In our merchandise business, we believe that we continued to benefit from our ongoing focus on higher-margin merchandise such as food service and private label products.

During the first quarter of fiscal 2006, management was focused on enhancing our debt structure to provide flexibility and cash flow. In November we completed a $150.0 million offering of 3.0% senior subordinated convertible notes and in December completed a refinancing of our senior credit facility. These transactions increased our projected free cash flow as a result of lower interest expense and principal requirements and enhanced our financial flexibility to pursue future acquisition opportunities.

In the first quarter of fiscal 2006, we signed agreements to acquire a total of 58 stores. In November, we signed a definitive agreement to acquire 39 convenience stores in Mississippi and Louisiana from Waring Oil Company, LLC, which had been operating under the Interstate Food Stops banner. In December we signed a definitive agreement to acquire 19 convenience stores in North Carolina from Lee-Moore Oil Company, which had been operating under the TruBuy and On-The-Run® banners. The Lee-Moore Oil Company acquisition will include various dealer fuel supply arrangements for 20 additional stores. These acquisitions, which are subject to regulatory and other customary closing conditions, are expected to close in the second quarter of fiscal 2006. We believe these acquisitions are consistent with our tuck-in strategy and will enhance our market presence in the southeastern United States.

Market and Industry Trends

During the first quarter of fiscal 2006, we experienced a volatile wholesale gasoline cost environment as domestic crude oil prices peaked at approximately $67 per barrel in September 2005 and hit a low of approximately $56 per barrel in November 2005. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged approximately 12 cents per gallon on an annual basis.

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended
	December 29, 2005	December 30, 2004
Total revenue	100.0%	100.0%
Gasoline revenue	75.9%	69.5%
Merchandise revenue	24.1%	30.5%
Cost of sales	84.4%	83.6%

Gross profit	15.6%	16.4%
Gasoline gross profit	6.6%	5.3%
Merchandise gross profit	9.0%	11.1%
Operating, general and administrative expenses	9.0%	11.2%
Depreciation and amortization	1.3%	1.7%

Income from operations	5.3%	3.5%
Total other expense	(1.1)%	(1.4)%

Income before income taxes	4.2%	2.1%
Income tax expense	(1.7)%	(0.8)%

Net income	2.5%	1.3%

The table below provides a summary of our selected financial data for our three months ended December 29, 2005 and December 30, 2004.

	Three Months Ended
	December 29, 2005	December 30, 2004
Selected financial data:
Merchandise margin	37.5%	36.3%
Gasoline gallons (millions)	409.1	340.6
Gasoline margin per gallon	$0.2116	$0.1464
Gasoline retail per gallon	$2.44	$1.92
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [1]	16.3%	16.8%

Comparable store data:
Merchandise sales %	5.0%	5.2%
Gasoline gallons %	4.6%	3.4%

Number of stores:
End of period	1,401	1,353
Weighted-average store count	1,399	1,355

[1]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended December 29, 2005 Compared to the Three Months Ended December 30, 2004

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2006 was $316.6 million compared to $287.1 million during the first quarter of fiscal 2005, an increase of $29.6 million, or 10.3%. The increase is primarily attributable to $22.3 million in revenue from stores acquired since December 30, 2004 and a 5.0%, or $13.9 million, increase in comparable store merchandise revenue compared to the first quarter of fiscal 2005. This increase was partially offset by lost revenue from closed stores of approximately $7.0 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first quarter of fiscal 2006 was $998.7 million compared to $654.5 million during the first quarter of fiscal 2005, an increase of $344.2 million, or 52.6%. The increase in gasoline revenue is primarily attributable to $141.0 million in revenue from stores acquired since December 30, 2004, an increase in comparable store gallons of 15.4 million, or 4.6%, and the 52 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the first quarter of fiscal 2006. These increases were partially offset by lost gasoline gallon volume from closed stores of approximately 5.4 million.

In the first quarter of fiscal 2006, gasoline gallons sold were 409.1 million compared to 340.6 million during the first quarter of fiscal 2005, an increase of 68.5 million gallons, or 20.1%. The increase is primarily attributable to 58.3 million gasoline gallons from stores acquired since December 30, 2004 and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline gallon volume from closed stores of approximately 5.4 million.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $118.7 million for the first quarter of fiscal 2006 compared to $104.1 million for the first quarter of fiscal 2005, an increase of $14.6 million, or 14.1%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 120 basis point increase in merchandise margin to 37.5% for the first quarter of fiscal 2006 compared to 36.3% for the first quarter of fiscal 2005. We believe the margin improvement is due to the continued growth in food service revenue and private label products, which on average represent higher margin categories. Additionally, services revenue increased 16.3% primarily due to higher lottery commission income.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $86.6 million for the first quarter of fiscal 2006 compared to $49.9 million for the first quarter of fiscal 2005, an increase of $36.7 million, or 73.6%. The increase is primarily attributable to an increase in our gross profit per gallon to 21.2 cents for the first quarter of fiscal 2006 from 14.6 cents in the first quarter of fiscal 2005. During the first quarter of fiscal 2006, our gasoline gross profit per gallon benefited from declining wholesale crude costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.9 cents per gallon and 3.4 cents per gallon for the three months ended December 29, 2005 and December 30, 2004, respectively. The increase in these fees and costs was primarily due to higher credit card fees as a result of a 27.1% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2006 totaled $118.3 million compared to $105.2 million for the first quarter of fiscal 2005, an increase of $13.2 million, or 12.5%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Income from Operations.    Income from operations totaled $69.8 million for the first quarter of fiscal 2006 compared to $33.2 million for the first quarter of fiscal 2005, an increase of $36.5 million, or 110.0%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense, income taxes, and depreciation and amortization. EBITDA for the first quarter of fiscal 2006 totaled $88.2 million compared to EBITDA of $49.2 million during the first quarter of fiscal 2005, an increase of $39.0 million, or 79.2%. The increase is attributable to the increase in income from operations discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our operating performance and historical ability to service debt and because we believe investors find this information useful because it reflects the resources available for strategic opportunities including, among others , to invest in the business, make strategic acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 29, 2005	December 30, 2004
EBITDA	$88,196	$49,225
Interest expense and loss on extinguishment of debt	(16,265)	(13,412)
Depreciation and amortization	(17,237)	(15,586)
Provision for income taxes	(21,723)	(7,787)

Net income	$32,971	$12,440

Loss on Extinguishment of Debt.    As a result of the refinancing of our senior secured credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first quarter of fiscal 2006 was $14.4 million compared to $13.4 million for the first quarter of fiscal 2005. The increase is primarily the result of an increase in our weighted average borrowings as a result of the issuance of our 3.0% senior subordinated convertible notes.

Net Income.    Net income for the first quarter of fiscal 2006 was $33.0 million compared to net income of $12.4 million for the first quarter of fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease financing transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $67.2 million for the first quarter of fiscal 2006 compared to $16.5 million for the first quarter of fiscal 2005. The increase in cash flow from operations is primarily attributable to the $36.5 million increase in income from operations and changes in working capital. We had $189.5 million of cash and cash equivalents on hand at December 29, 2005.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first quarter of fiscal 2006 were $13.7 million. In the first quarter of fiscal 2006, we had proceeds of $1.2 million from asset dispositions and $900 thousand from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first quarter of fiscal 2006 were $11.6 million. We anticipate that net capital expenditures for fiscal 2006 will be approximately $70.0 million.

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

Acquisitions.    During the first quarter of fiscal 2006 we purchased three stores and their related businesses in separate transactions for approximately $7.8 million.

Cash Flows from Financing Activities.    For the first quarter of fiscal 2006, net cash provided by financing activities was $31.0 million. The net cash provided by financing activities is primarily the result of the issuance of the $150.0 million senior subordinated convertible notes, less $18.5 million paid for the associated note hedge and warrant transactions, and the $100.0 million of principal paid on the then existing senior credit facility. In conjunction with the issuance of the $150.0 million senior subordinated convertible notes and the refinancing of our senior credit facility we paid $6.4 million in loan origination costs. We also entered into new lease financing transactions with proceeds totaling $5.6 million, including $4.7 million related to acquisitions of related businesses. At December 29, 2005, our debt consisted primarily of $205.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $208.0 million of outstanding lease finance obligations and $150.0 million of outstanding 3.0% senior subordinated convertible notes.

Senior Credit Facility.    On December 29, 2005, we entered into a Second Amended and Restated Credit Agreement. The amended credit facility consists of (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. Each of the revolving credit facility and the term loan facility is available for refinancing certain of our existing indebtedness, working capital financing and general corporate purposes. In addition, the revolving credit facility is available for issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. In addition, we may incur up to $100.0 million in incremental facilities. The amended credit facility expires in January 2012.

The borrowings under the term loan facility were used to refinance our then existing credit facilities and pay related fees and expenses and to the extent of any excess, for general corporate purposes. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

The amended credit facility is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than subsidiaries with de minimis assets and revenue, of which we currently have one). The amended credit facility is secured by (1) a first priority pledge of the capital stock of each of our existing and subsequently acquired or organized direct or indirect subsidiaries and (2) first priority security interests in all of our and the guarantors’ tangible and intangible assets.

Our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%.

We are permitted to voluntarily prepay principal amounts outstanding or reduce commitments under the amended credit facility at any time, in whole or in part, without premium or penalty, upon the giving of proper notice. We may elect how the optional prepayments are applied. In addition, subject to certain exceptions, we are required to prepay outstanding amounts under the amended credit facility with:

•	the net proceeds of insurance not applied toward the repair of damaged properties within 360 days following receipt of the insurance proceeds;

•	the net proceeds from asset sales other than in the ordinary course of business that are not reinvested within 270 days following the closing of the sale;

•	50% of the net proceeds from the issuance of any unsecured subordinated debt, subject to certain exceptions;

•	the net proceeds from the issuance of any other debt, subject to certain exceptions;

•	50% of the net proceeds from the issuance of any equity, subject to certain exceptions; and

•	50% of annual excess cash flow to the extent the total leverage ratio is greater than 3.5 to 1.0 at the end of our fiscal year.

All mandatory prepayments will be applied pro rata first to the term loan facility and second to the revolving credit facility and, after all amounts under the revolving credit facility have been repaid, to a collateral account with respect to outstanding letters of credit.

The amended credit facility contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include:

•	maximum total leverage ratio;

•	maximum senior leverage ratio; and

•	minimum fixed charge coverage ratio.

Other covenants, among other things, limit our ability to:

•	incur liens or other encumbrances;

•	change our line of business;

•	enter into mergers, consolidations and similar combinations;

•	sell or dispose of assets other than in the ordinary course of business;

•	enter into joint ventures, acquisitions and other investments;

•	enter into transactions with affiliates;

•	pay dividends;

•	change fiscal year; and

•	change organizational documents.

The amended credit facility contains customary events of default including, but not limited to:

•	failure to make payments when due;

•	breaches of representations and warranties;

•	breaches of covenants;

•	defaults under other indebtedness;

•	bankruptcy or insolvency;

•	judgments in excess of specified amounts;

•	ERISA events;

•	a change of control (as such term is defined in the Amended and Restated Credit Agreement); and

•	invalidity of the guaranty or other documents governing the amended credit facility.

An event of default under the amended credit facility, if not cured or waived, could result in the acceleration of all our indebtedness under the amended credit facility (and other indebtedness containing cross default provisions).

As of December 29, 2005, we had no borrowings outstanding under the revolving credit facility and approximately $43.0 million of standby letters of credit had been issued. As of December 29, 2005, we have approximately $107.0 million in available borrowing capacity under the facility (approximately $47.0 million of which was available for issuances of letter of credit).

Senior Subordinated Notes.    On February 19, 2004, we completed the sale of $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year.

Senior Subordinated Convertible Notes.    On November 22, 2005, we completed the sale of $150.0 million of 3.0% senior subordinated convertible notes due November 15, 2012. Interest on the senior subordinated convertible notes is due on May 15 and November 15 of each year.

Stockholders’ Equity.    As of December 29, 2005, our stockholders’ equity totaled $268.4 million. The $16.5 million increase from September 29, 2005 is primarily attributable to net income for the first quarter of fiscal 2006 of $33.0 million offset by a net decrease in additional paid-in capital during the quarter of $16.6 million. The decrease in paid-in capital is related to the net cost of the note hedge and warrant transactions of $18.5 million associated with the issuance of the 3.0% senior subordinated convertible notes.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our senior credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock; and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

New Accounting Standards

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). We are already in conformity with this new pronouncement and therefore the adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2—Stock Based Compensation for discussion regarding the impact of the adoption of SFAS No. 123R.

In March 2005, FASB issued Interpretation 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In October 2005, FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We are already in conformity with this new pronouncement; therefore, the implementation will not impact our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and senior subordinated convertible notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 29, 2005, including applicable interest rates, are discussed above, in Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments.

The following table presents the future principal cash flows and weighted average interest rates based on rates in effect at January 4, 2006, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 29, 2005.

Expected Maturity Date

as of December 29, 2005

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Value
Long-term debt	$1,051	$2,087	$2,091	$2,094	$2,098	$595,933	$605,354	$624,666
Weighted average interest rate	5.83%	6.00%	6.00%	6.02%	6.03%	6.39%	6.12%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 29, 2005, the interest rate on approximately 95% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to approximately 82% at September 29, 2005. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 29, 2005, would be to change interest expense by approximately $300 thousand.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	December 29, 2005	September 29, 2005
Notional principal amount	$177,000	$202,000
Weighted average pay rate	2.83%	2.72%
Weighted average receive rate	4.45%	3.86%
Weighted average years to maturity	0.30	0.55

We have also entered into swap agreements having a notional amount of $130.0 million that will become effective April 2006. These swap agreements have a weighted average pay rate of 4.24% with various settlement dates, the latest of which is April 2009.

As of December 29, 2005, the fair value of our swap agreements represented a net benefit of $2.5 million.

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

From time to time, we make changes to our internal controls over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. In our Annual Report on Form 10-K for the fiscal year ended September 29, 2005, management conducted an evaluation of the effectiveness of internal control over financial reporting as of September 29, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. During this evaluation, management identified the following two material weaknesses (a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) in our internal control over financial reporting:

•	Inadequate controls within certain aspects of our accounting system over user access, segregation of duties and monitoring of changes to our vendor database. Management identified instances whereby users had access to and authority to initiate transactions within the accounts payable module of our accounting system, as well as the ability to add or modify information to our vendor database. These inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within our accounting system and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

•	Inadequate controls over the posting of journal entries to our accounting system resulting in potential differences between the journal entries reviewed by management and those recorded in our accounting system. Specifically, our accounting software, which is standard software in our industry, does not enable our accounting personnel to perform a system review of journal entries entered prior to postings. As a result of these deficiencies, more than a remote likelihood exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

During the period covered by this report, we have taken the following actions to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005:

•	With the assistance of our Information Services personnel, we have restricted user access for the identified individuals within our accounting system to more appropriately segregate the identified individuals’ authority in a manner consistent with their respective roles and responsibilities. In addition, we have assigned responsibilities for maintenance to the vendor database to individuals independent of the payables and disbursements functions. While we are still in the process of evaluating additional remediation plans, including restricting the usage of old vendors from our vendor database, management believes these changes effectively remediate this material weakness in our internal control over financial reporting that existed as of September 29, 2005.

•	We have customized our accounting system to generate a report of all posted journal entries that are then compared to the approved journal entries and related supporting documentation. Discrepancies identified through this monitoring process are investigated and corrected prior to completion of the financial closing process. Management believes these changes effectively remediate this material weakness in our internal control over financial reporting that existed as of September 29, 2005.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. Except for the changes referenced above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE PANTRY, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported, there is pending (instituted on July 17, 2004) a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We filed a motion to dismiss parts of the Amended Complaint on August 23, 2005. The court has not yet ruled on that motion. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation.

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

Item 1A.	Risk Factors

You should carefully consider the risks described below and the section entitled “Safe Harbor Discussion” under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Risks Related to Our Business

Unfavorable weather conditions or other trends or developments in the southeastern United States could adversely affect our business.

Substantially all of our stores are located in the southeast region of the United States. Although the southeast region is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we have historically experienced. Inclement weather conditions as well as severe storms in the southeast region could damage our facilities or could have a significant impact on consumer behavior, including spending behavior, travel and convenience store traffic patterns as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the southeast region, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We would also be impacted by regional occurrences in the southeastern United States such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to identify, acquire and integrate new stores could adversely affect our ability to grow our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 53 convenience stores operating under the CowboysSM banner in April 2005. Since 1996, we have successfully completed and integrated more than 50 acquisitions, growing our store base from 379 to 1,401 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

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

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. As of December 29, 2005, we had consolidated debt of approximately $813.3 million. As of December 29, 2005, our availability under our senior credit facility for borrowing was approximately $107.0 million (approximately $47.0 million of which was available for issuance of letters of credit).

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt and our leases;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets or renovate our stores; and

•	limit our ability to borrow additional funds in the future.

We are vulnerable to increases in interest rates because the debt under our senior credit facility is at a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

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

We and our subsidiaries are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $150.0 million available under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of our senior subordinated notes and our convertible notes, and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

For example, upon the occurrence of a “fundamental change” (as such term is defined in the indenture governing our convertible notes), holders of our convertible notes have the right to require us to purchase for cash all outstanding convertible notes at 100% of their principal amount plus accrued and unpaid interest, including additional interest (if any), up to but not including the date of purchase. We also may be required to make substantial cash payments upon other conversion events related to the convertible notes. We may not have enough available cash or be able to obtain third-party financing to satisfy these obligations at the time we are required to make purchases of tendered notes.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next 12 months.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our failure to fund indebtedness obligations at any time could constitute an event of default under the instruments governing such indebtedness, which would likely trigger a cross-default under our other outstanding debt.

If we do not comply with the covenants in our senior credit facility and the indenture governing our senior subordinated notes or otherwise default under them or the indenture governing our convertible notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. In addition, our senior credit facility limits our ability to make capital expenditures. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests as defined in the senior credit facility agreement. A violation of any of these or certain other covenants could cause an event of default under the senior credit facility.

If we default under our senior credit facility or either of the indentures governing our outstanding subordinated indebtedness because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or either of the indentures governing our senior subordinated notes or our convertible notes likely would have a material adverse effect on us.

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

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The Securities and Exchange Commissions, or the SEC, issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. In September, 2005 we received from the SEC a request that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting and our decision to restate our financial statements with respect to it. The request is part of an informal investigation, which the SEC has said is a fact-finding inquiry that does not mean that the SEC has concluded that we have broken any law or that the SEC has a negative opinion of any person, entity or security. We have cooperated with the SEC’s informal request. We are unable to predict whether this request will continue or result in any adverse action.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. For example, during management’s fiscal 2005 Sarbanes-Oxley Section 404 assessment, two material weaknesses in internal control over financial reporting were identified (described in Part I. Financial Statements—Item 4. Controls and Procedures of this report). These material weaknesses result in a more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of February 3, 2006, there were 22,534,285 shares of our common stock outstanding; of these shares, 22,279,286 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed registration statements with the SEC that cover up to 5,100,000 shares issuable pursuant to the exercise of stock options granted and to be granted under our stock option plans. Shares registered on a registration statement may be sold freely at any time after issuance.

Any issuance of shares of our common stock in the future could have a dilutive effect on your investment.

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. In other circumstances, we may issue shares of our common stock pursuant to existing agreements or arrangements. For example, upon conversion of our outstanding convertible notes, we may, at our option issue shares of our common stock. In addition, if our convertible notes are converted in connection with a change of control, we may be required to deliver additional shares by increasing the conversion rate with respect to such notes. Notwithstanding the requirement to issue additional shares if notes are converted on a change of control, the maximum conversion rate for our outstanding convertible notes is 25.4517 per $1,000 principal amount of convertible notes.

We have also issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in this Item 1A. Risk Factors and throughout Part 1. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.3	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, Inc., as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D. & D. Oil Co., Inc, subsidiaries of The Pantry, Inc., as guarantors, Wachovia Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Purchase Agreement, dated November 16, 2005, by and among The Pantry, Inc., Kangaroo, Inc., R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.5	Registration Rights Agreement, dated as of November 22, 2005, among The Pantry, Inc., Kangaroo, Inc., R.&H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.6	Confirmation of OTC Hedge, dated November 16, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.7	Confirmation of OTC Hedge, dated November 21, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.8	Confirmation of OTC Warrant, dated November 16, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.9	Confirmation of OTC Warrant, dated November 21, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.10	Amendment No. 5 to Employment Agreement between The Pantry, Inc. and Peter J. Sodini dated November 17, 2005 (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.11	Indenture, dated November 22, 2005, between The Pantry, Inc., Kangaroo, Inc., R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Wachovia Bank, National Association, as trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)
Date: February 7, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.3	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, Inc., as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D. & D. Oil Co., Inc, subsidiaries of The Pantry, Inc., as guarantors, Wachovia Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005).

10.4	Purchase Agreement, dated November 16, 2005, by and among The Pantry, Inc., Kangaroo, Inc., R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.5	Registration Rights Agreement, dated as of November 22, 2005, among The Pantry, Inc., Kangaroo, Inc., R.&H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.6	Confirmation of OTC Hedge, dated November 16, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.7	Confirmation of OTC Hedge, dated November 21, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.8	Confirmation of OTC Warrant, dated November 16, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.9	Confirmation of OTC Warrant, dated November 21, 2005, between The Pantry, Inc. and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.10	Amendment No. 5 to Employment Agreement between The Pantry, Inc. and Peter J. Sodini dated November 17, 2005 (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

10.11	Indenture, dated November 22, 2005, between The Pantry, Inc., Kangaroo, Inc., R. & H. Maxxon, Inc., subsidiaries of The Pantry, Inc. as Guarantors, and Wachovia Bank, National Association, as trustee, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]