Form 10-Q
period 2006-03-30
PANTRY INC
filed 2006-05-09
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,675,749 SHARES
(Class)	(Outstanding at May 1, 2006)

THE PANTRY, INC.

FORM 10-Q

MARCH 30, 2006

PART I—FINANCIAL INFORMATION.

Item 1.	Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 30, 2006	September 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$130,524	$111,472
Receivables, net (Note 5)	56,173	61,597
Inventories (Note 2)	125,538	125,348
Prepaid expenses and other current assets (Notes 2 and 7)	13,779	19,031
Deferred income taxes	6,115	5,837

Total current assets	332,129	323,285

Property and equipment, net (Note 2)	661,889	630,291

Other assets:
Goodwill (Notes 2 and 4)	433,179	394,903
Other noncurrent assets (Notes 2, 5, and 7)	45,763	39,687

Total other assets	478,942	434,590

Total assets	$1,472,960	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	$2,086	$16,045
Current maturities of lease finance obligations	2,986	2,872
Accounts payable	139,450	131,618
Accrued compensation and related taxes	15,662	16,786
Other accrued taxes	18,523	34,346
Accrued insurance	24,333	22,544
Other accrued liabilities (Note 2)	23,430	29,322

Total current liabilities	226,470	253,533

Other liabilities:
Long-term debt (Note 6)	603,259	539,328
Lease finance obligations	206,117	200,214
Deferred income taxes	65,164	64,848
Deferred vendor rebates (Note 2)	30,470	27,385
Other noncurrent liabilities (Note 5)	53,482	50,925

Total other liabilities	958,492	882,700

Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,675,749 and 22,316,439 issued and outstanding at March 30, 2006 and September 29, 2005, respectively (Notes 6 and 10)	227	223
Additional paid-in capital	170,236	176,836
Accumulated other comprehensive income, net (Note 8)	1,920	1,426
Retained earnings	115,615	73,448

Total shareholders’ equity	287,998	251,933

Total liabilities and shareholders’ equity	$1,472,960	$1,388,166

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise	$323,004	$284,289	$639,652	$571,356
Gasoline	992,742	661,471	1,991,417	1,315,947

Total revenues	1,315,746	945,760	2,631,069	1,887,303

Cost of sales:
Merchandise	201,457	178,557	399,369	361,532
Gasoline	945,396	627,351	1,857,486	1,231,940

Total cost of sales	1,146,853	805,908	2,256,855	1,593,472

Gross profit	168,893	139,852	374,214	293,831

Operating expenses:
Operating, general and administrative expenses	123,573	105,636	241,901	210,812
Depreciation and amortization	17,467	15,414	34,704	31,000

Total operating expenses	141,040	121,050	276,605	241,812

Income from operations	27,853	18,802	97,609	52,019

Other income (expense):
Interest expense (Notes 7 and 9)	(14,413)	(14,052)	(28,846)	(27,464)
Loss on extinguishment of debt (Notes 6 and 9)	—	—	(1,832)	—
Interest income	1,541	465	2,585	748
Miscellaneous	170	217	329	356

Total other expense	(12,702)	(13,370)	(27,764)	(26,360)

Income before income taxes	15,151	5,432	69,845	25,659
Income tax expense	(5,955)	(2,091)	(27,678)	(9,878)

Net income	$9,196	$3,341	$42,167	$15,781

Earnings per share (Note 10):
Basic	$0.41	$0.16	$1.88	$0.78
Diluted	$0.39	$0.16	$1.84	$0.74

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 30, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,167	$15,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,704	31,000
Provision for deferred income taxes	1	4,097
Loss on extinguishment of debt	1,832	—
Income tax benefit related to exercise of stock options	—	3,311
Stock-based compensation	1,347	—
Excess income tax benefits from stock-based compensation arrangements	(5,748)	—
Other	1,054	737
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	5,133	(1,433)
Inventories	5,129	(1,572)
Prepaid expenses and other current assets	(1,622)	(2,907)
Other noncurrent assets	253	(531)
Accounts payable	7,832	(10,647)
Other current liabilities and accrued expenses	(15,333)	(9,568)
Other noncurrent liabilities	(2,158)	(618)

Net cash provided by operating activities	74,591	27,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(36,092)	(27,900)
Proceeds from sale of land, buildings and equipment	3,008	4,338
Acquisitions of businesses, net of cash acquired	(63,252)	(1,627)

Net cash used in investing activities	(96,336)	(25,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,451)	(1,384)
Principal repayments of long-term debt	(305,028)	(8,014)
Proceeds from issuance of long-term debt	355,000	—
Proceeds from lease finance obligations	7,468	516
Proceeds from exercise of stock options	4,160	3,150
Payment for purchase of note hedge	(43,720)	—
Proceeds from issuance of warrant	25,220	—
Excess income tax benefits from stock-based compensation arrangements	5,748	—
Other financing costs	(6,600)	—

Net cash provided (used in) by financing activities	40,797	(5,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,052	(3,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,472	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,524	$104,777

Cash paid during the period:
Interest	$25,767	$27,364

Income taxes	$33,885	$6,806

Non-cash transactions:
Accrued purchases of property and equipment	$2,781	$5,897

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at March 30, 2006 and for the three and six months ended March 30, 2006 and March 31, 2005 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005.

Our results of operations for the three and six months ended March 30, 2006 and March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2006” refer to our current fiscal year and references to “fiscal 2005” refer to our fiscal year ended September 29, 2005.

Certain amounts in our condensed consolidated financial statements for periods in fiscal 2005 have been reclassified to conform with fiscal 2006 presentation.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2006 fiscal year ends on September 28, 2006 and is a 52 week year. Fiscal 2005 was also a 52 week year.

The Pantry

As of March 30, 2006, we operated 1,458 convenience stores located in Florida (443), North Carolina (324), South Carolina (236), Georgia (128), Tennessee (101), Mississippi (72), Virginia (50), Alabama (38), Kentucky (32), Louisiana (24), and Indiana (10). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,435 locations, 934 of which sell gasoline under major oil company brand names including Amoco®, BP®, Chevron®, Citgo®, Mobil®, Exxon®, and Texaco®.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Note 3—Stock-Based Compensation for discussion regarding the impact of the adoption of SFAS No. 123R.

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

NOTE 2—ACQUISITIONS

On February 16, 2006, we completed the acquisition of 39 convenience stores in Mississippi and Louisiana from Waring Oil Company, LLC, which have been operating under the Interstate Food Stops banner. The purchase price was funded from available cash.

On February 9, 2006, we completed the acquisition of 19 convenience stores in North Carolina from Lee-Moore Oil Company, which have been operating under the TruBuy and On-The-Run® banners. The acquisition also included various dealer fuel supply arrangements for 20 additional stores. The purchase price was funded from available cash.

On March 1, 2006, we signed a definitive agreement to purchase 38 convenience stores in Alabama from Shop-A-Snak Food Mart, Inc. The acquisition also includes dealer and fuel supply arrangements for several

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

additional stores. The Company plans to finance the transaction with a combination of cash on hand and lease financing. The acquisition, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the Company’s third fiscal quarter of 2006.

The following are the purchase price allocations for the stores acquired since the beginning of fiscal 2006. The allocations for stores acquired since the beginning of fiscal 2006 are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain third party valuations have been finalized and management completes its fair value assessments. Until the purchase price allocations are finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet. The allocations are based on the fair values on the date of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$5,319
Prepaid expenses and other current assets	25
Property and equipment, net	25,888

Total assets	31,232
Liabilities Assumed:
Other accrued liabilities	2,176
Deferred vendor rebates	5,944

Total liabilities	8,120
Net tangible assets acquired, net of cash	23,112

Non-compete agreements	150
Goodwill, including direct acquisition costs	40,050

Total consideration paid, including direct acquisition costs, net of cash acquired	$63,312

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year (amounts in thousands, except per share data):

	Fiscal 2006	Fiscal 2005
Total revenues	$2,734,675	$2,001,731
Net income	44,280	18,147
Earnings per share
Basic	$1.97	$0.89
Diluted	$1.93	$0.85

NOTE 3—STOCK-BASED COMPENSATION

Prior to September 30, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize stock-based compensation cost in our Consolidated Statements of Operations prior to September 30, 2005, as all options granted under our equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 30, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective-transition method. Under this transition method,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of September 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to September 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

Stock options consist of options to purchase common stock at purchase prices equal to the fair market value of the related common stock on the date the option is granted. Options vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven or ten years. Our stock option plans, which are shareholder approved, permits the grant of share options for up to 5.1 million shares of common stock. We recognize compensation expense on a straight line basis over the option vesting period. A summary of the status of stock options under our plans and changes during the three and six months ended March 30, 2006 is presented in the table below (amounts in thousands, except per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value
Options Outstanding, September 29, 2005	787,071	$18.08
Granted	316,500	35.76
Exercised	(50,596)	11.49
Forfeited	(3,000)	26.77

Options Outstanding, December 29, 2005	1,049,975	$23.70
Granted	50,000	60.64
Exercised	(308,714)	11.59

Options Outstanding, March 30, 2006	791,261	$30.76	5.9	$24,700

Options Exercisable, March 30, 2006	80,179	$20.34	4.9	$3,300

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of March 30, 2006, remaining compensation expense to be recognized on these options through March 2009 is approximately $5.9 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in the three and six months ended March 30, 2006 and March 31, 2005 as follows:

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Weighted-average grant date fair value	$15.88	$10.58	$11.65	$9.50
Weighted-average expected lives (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	4.7%	3.9%	4.4%	3.0%
Expected volatility	40%	58%	48%	60%
Dividend yield	0%	0%	0%	0%

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prior to September 30, 2005 and the adoption of SFAS No. 123R, the expected volatility on shares of our common stock was based on the historical volatility of our stock price.

The weighted-average grant-date fair value of options granted during the three and six months ended March 30, 2006 was approximately $800 thousand and $4.3 million, respectively. The weighted-average grant-date fair value of options granted during the three and six months ended March 31, 2005 was approximately $317 thousand and $3.7 million, respectively. The total intrinsic value of options exercised during the three and six months ended March 30, 2006 was approximately $13.8 million and $15.1 million, respectively. The total intrinsic value of options exercised during the three and six months ended March 31, 2005 was approximately $9.9 million and $10.6 million, respectively. Cash received from options exercised totaled approximately $3.6 million and $4.2 million for the three and six months ended March 30, 2006, respectively. The total fair value of options vested during the six month periods ending March 30, 2006 and March 31, 2005 was approximately $1.8 million and $700 thousand, respectively.

As a result of adopting SFAS No. 123R, our income before income tax expense and net income for the three months ended March 30, 2006 are $719 thousand and $434 thousand lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. For the six months ended March 30, 2006, income before income tax expense and net income were reduced by $1.3 million and $813 thousand, respectively, by stock-based compensation expense. In addition, in connection with our adoption of SFAS No. 123R, net cash provided by operating activities decreased by $5.7 million for the six months ended March 30, 2006. Net cash provided by financing activities increased by $5.7 million related to excess income tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for the three and six months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income (in thousands):
As reported	$3,341	$15,781
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(280)	(460)

Pro forma	$3,061	$15,321

Basic earnings per share:
As reported	$0.16	$0.78
Pro forma	$0.15	$0.75
Diluted earnings per share:
As reported	$0.16	$0.74
Pro forma	$0.14	$0.72

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

The following table reflects goodwill and intangible asset balances as of September 29, 2005 and the activity thereafter through March 30, 2006 (amounts in thousands):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	28.2
Gross balance at September 29, 2005	$394,903	$2,800	$2,850	$9,009
Dispositions	—	—	—	—
Purchase accounting adjustments	(1,774)	—	—	—
Acquisitions	40,050	—	—	150

Gross balance at March 30, 2006	$433,179	$2,800	$2,850	$9,159

Accumulated amortization at September 29, 2005			$(402)	$(1,887)
Dispositions			—	—
Amortization			(475)	(284)

Accumulated amortization at March 30, 2006			$(877)	$(2,171)

The estimated future amortization expense for tradenames and non-compete agreements as of March 30, 2006 is as follows (amounts in thousands):

Fiscal year:
2006	$795
2007	1,463
2008	1,020
2009	342
2010	283
Thereafter	5,058

Total estimated amortization expense	$8,961

In accordance with our policy, we conducted our annual impairment testing of goodwill and indefinite lived intangibles in the second quarter of fiscal 2006. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill and other intangible assets were recognized in the periods presented for fiscal 2006 and fiscal 2005.

NOTE 5—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of March 30, 2006, we were contingently liable for outstanding letters of credit in the amount of approximately $44.0 million primarily related to several self-insurance programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the United States Environmental Protection Agency to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks.

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 30, 2006, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $17.3 million and $16.3 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets as of March 30, 2006 and September 29, 2005, respectively and represent our estimates for future expenditures for remediation, tank removal and litigation associated with 287 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $15.8 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.5 million for remediation, tank removal and litigation. Also, as of March 30, 2006 and September 29, 2005 there were an additional 519 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 30, 2006, anticipated reimbursements of $16.2 million are recorded as other noncurrent assets and $2.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state-approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Several of the locations identified as contaminated are being remediated by third parties who have indemnified us as to responsibility for clean up matters. Additionally, we are awaiting closure notices on several other locations which will release us from responsibility related to known contamination at those sites. Our policy is that reserve estimates for these sites continue to be included in our environmental reserve until a final closure notice is received.

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 30, 2006	September 29, 2005
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	—
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; repaid in December, 2005	—	305,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	205,000	—
Other notes payable; various interest rates and maturity dates	345	373

Total long-term debt	605,345	555,373
Less—current maturities	(2,086)	(16,045)

Long-term debt, net of current maturities	$603,259	$539,328

On November 22, 2005, we completed a private offering of $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”) to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If the price of our common stock exceeds 120% of the conversion price for 20 of the last 30 trading days of any calendar quarter then the possibility exists that the holders of the convertible notes could exercise the conversion provisions of the convertible notes which could result in the need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Concurrently with the sale of the convertible notes, we purchased a note hedge from an affiliate of Merrill Lynch (“the counterparty”), which is designed to mitigate potential dilution from the conversion of convertible notes. Under the note hedge, the counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the convertible notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the convertible notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the convertible notes. The note hedge expires at the close of trading on November 15, 2012, which is the maturity date of the convertible notes, although the counterparty will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

In addition, we issued warrants to the counterparty that could require us to issue up to approximately 2,993,000 shares of our common stock on November 15, 2012 upon notice of exercise by the counterparty. The exercise price is $62.86 per share, which represented a 60.0% premium over the closing price of our shares of common stock on November 16, 2005. If the counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

The note hedge and warrant are separate and legally distinct instruments that bind the Company and the counterparty and have no binding effect on the holders of the convertible notes.

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The new senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than D. & D. Oil Co., Inc.). In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of March 30, 2006, there were no outstanding borrowings under the revolving credit facility and we had approximately $44.0 million of standby letters of credit issued under the facility. As a result, we had approximately $106.0 million in available borrowing capacity (approximately $46.0 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset on March 31, 2006 at 4.64%.

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

The remaining annual maturities of our long-term debt as of March 30, 2006 are as follows (amounts in thousands):

Year Ended September:
2006	$1,043
2007	2,087
2008	2,090
2009	2,094
2010	2,098
Thereafter	595,933

Total long-term debt	$605,345

Substantially all of our net assets are restricted as to payment of dividends and other distributions. As of March 30, 2006, we were in compliance with our covenants and restrictions.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt facilities and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent there is any hedge

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest expense for the mark-to-market adjustment of those instruments that do not quality for hedge accounting was $0 and $63 thousand for the three months ended March 30, 2006 and March 31, 2005, respectively, and $(2) thousand and $(423) thousand for the six months ended March 30, 2006 and March 31, 2005, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 30, 2006, other current assets and other noncurrent assets include derivative assets of approximately $179 thousand and $3.0 million, respectively. At September 29, 2005 other current assets and other noncurrent assets included derivative assets of approximately $1.5 million and $800 thousand, respectively. Cash flow hedges at March 30, 2006 represent interest rate swaps with a notional amount of $177.0 million and a weighted-average pay rate of 2.83%. Additionally, we are party to cash flow hedges which will become effective April 2006 with a notional amount of $130.0 million, a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Net income	$9,196	$3,341	$42,167	$15,781

Other comprehensive income:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $246, $923, $314 and $1,207, respectively)	388	1,474	494	1,928

Comprehensive income	$9,584	$4,815	$42,661	$17,709

The components of unrealized gains on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2006	March 30, 2005	March 30, 2006	March 30, 2005
Unrealized gains (losses) on qualifying cash flow hedges	$(115)	$1,506	$(350)	$2,207
Less: Reclassification adjustment recorded as interest expense	503	(32)	844	(279)

Net unrealized gains on qualifying cash flow hedges	$388	$1,474	$494	$1,928

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Interest on long-term debt, including amortization of deferred financing costs	$9,706	$8,986	$19,556	$17,500
Interest on lease finance obligations	5,487	4,950	10,834	9,893
Interest rate swap settlements	(829)	51	(1,608)	453
Fair market value change in non-qualifying derivatives	—	63	(2)	(423)
Miscellaneous	49	2	66	41

Subtotal: Interest expense	$14,413	$14,052	$28,846	$27,464
Loss on debt extinguishment	—	—	1,832	—

Total interest expense and loss on extinguishment of debt	$14,413	$14,052	$30,678	$27,464

NOTE 10—EARNINGS PER SHARE AND COMMON STOCK

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants and stock options using the “treasury stock” method. In addition, in accordance with EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, for each reporting period, when the average stock price for the period exceeds the conversion price of our convertible notes, diluted earnings per share will include incremental shares based on the net shares that would be delivered based on the average stock price for the period assuming all of the convertible notes would have been converted into our common stock regardless of whether the conversion option that allows the conversion has been met. The note hedge transaction will not be considered in diluted earnings per share as the transaction will always be antidilutive.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Net income	$9,196	$3,341	$42,167	$15,781

Earnings per share—basic:
Weighted-average shares outstanding	22,539	20,418	22,433	20,354

Earnings per share—basic	$0.41	$0.16	$1.88	$0.78

Earnings per share—diluted:
Weighed-average shares outstanding	22,539	20,418	22,433	20,354
Dilutive impact of options outstanding	478	1,102	479	948
Dilutive impact of senior subordinated convertible notes	360	—	—	—

Weighted-average shares and potential dilutive shares outstanding	23,377	21,520	22,912	21,302

Earnings per share—diluted	$0.39	$0.16	$1.84	$0.74

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 30 thousand and 50 thousand for the six months ended March 31, 2005 and March 30, 2006, respectively. The aggregate number of shares, totaling approximately 3.8 million, that we could be obligated to issue upon conversion of our convertible notes were excluded from the six months ended March 30, 2006 computation because their inclusion would have been antidilutive.

During the three month period ended December 29, 2005 and the six month period ended March 30, 2006, we issued 51 thousand and 359 thousand shares of common stock, respectively, related to the exercise of stock options for net proceeds of approximately $4.2 million.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc., collectively referred to as the Guarantor Subsidiaries, which are guarantors of our senior credit facility, our subordinated notes, and our convertible notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries and D. & D. Oil Co., Inc., comprise all of our direct and indirect subsidiaries. Combined financial information for the Guarantor Subsidiaries is as follows:

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$130,524	$—	$—	$130,524
Receivables, net	56,173	—	—	56,173
Inventories	125,538	—	—	125,538
Prepaid expenses and other current assets	13,777	2	—	13,779
Deferred income taxes	6,115	—	—	6,115

Total current assets	332,127	2	—	332,129

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	661,889	—	—	661,889

Other assets:
Goodwill	433,179	—	—	433,179
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	45,706	57	—	45,763

Total other assets	455,408	43,929	(20,395)	478,942

Total assets	$1,490,147	$43,931	$(61,118)	$1,472,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,086	$—	$—	$2,086
Current maturities of lease financing obligations	2,986	—	—	2,986
Accounts payable	139,450	—	—	139,450
Accrued compensation and related taxes	15,662	—	—	15,662
Other accrued taxes	18,523	—	—	18,523
Accrued insurance	24,333	—	—	24,333
Other accrued liabilities	23,495	—	(65)	23,430

Total current liabilities	226,535	—	(65)	226,470

Other liabilities:
Long-term debt	603,259	—	—	603,259
Lease finance obligations	206,117	—	—	206,117
Deferred income taxes	65,164	—	—	65,164
Deferred vendor rebates	30,470	—	—	30,470
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	53,480	2	—	53,482

Total other liabilities	975,614	3,210	(20,332)	958,492

Shareholders’ equity:
Common stock	227	523	(523)	227
Additional paid-in capital	170,236	40,551	(40,551)	170,236
Accumulated other comprehensive income, net	1,920	—	—	1,920
Retained earnings (deficit)	115,615	(353)	353	115,615

Total shareholders’ equity	287,998	40,721	(40,721)	287,998

Total liabilities and shareholders’ equity	$1,490,147	$43,931	$(61,118)	$1,472,960

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$—	$—	$111,472
Receivables, net	61,597	—	—	61,597
Inventories	125,348	—	—	125,348
Prepaid expenses and other current assets	19,029	2	—	19,031
Deferred income taxes	5,837	—	—	5,837

Total current assets	323,283	2	—	323,285

Investment in subsidiaries	40,723	—	(40,723)	—

Property and equipment, net	630,291	—	—	630,291

Other assets:
Goodwill	394,903	—	—	394,903
Intercompany notes receivable	(23,477)	43,872	(20,395)	—
Other noncurrent assets	39,630	57	—	39,687

Total other assets	411,056	43,929	(20,395)	434,590

Total assets	$1,405,353	$43,931	$(61,118)	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,045	$—	$—	$16,045
Current maturities of lease finance obligations	2,872	—	—	2,872
Accounts payable	131,618	—	—	131,618
Accrued compensation and related taxes	16,786	—	—	16,786
Other accrued taxes	34,346	—	—	34,346
Accrued insurance	22,544	—	—	22,544
Other accrued liabilities	29,387	—	(65)	29,322

Total current liabilities	253,598	—	(65)	253,533

Other liabilities:
Long-term debt	539,328	—	—	539,328
Lease finance obligations	200,214	—	—	200,214
Deferred income taxes	64,848	—	—	64,848
Deferred vendor rebates	27,385	—	—	27,385
Intercompany notes payable	17,124	3,208	(20,332)	—
Other noncurrent liabilities	50,923	2	—	50,925

Total other liabilities	899,822	3,210	(20,332)	882,700

Shareholders’ equity:
Common stock	223	523	(523)	223
Additional paid-in capital	176,836	40,551	(40,551)	176,836
Accumulated other comprehensive income, net	1,426	—	—	1,426
Retained earnings (deficit)	73,448	(353)	353	73,448

Total shareholders’ equity	251,933	40,721	(40,721)	251,933

Total liabilities and shareholders’ equity	$1,405,353	$43,931	$(61,118)	$1,388,166

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$323,004	$—	$—	$323,004
Gasoline	992,742	—	—	992,742

Total revenues	1,315,746	—	—	1,315,746

Cost of sales:
Merchandise	201,457	—	—	201,457
Gasoline	945,396	—	—	945,396

Total cost of sales	1,146,853	—	—	1,146,853

Gross profit	168,893	—	—	168,893

Operating expenses:
Operating, general and administrative expenses	123,573	—	—	123,573
Depreciation and amortization	17,467	—	—	17,467

Total operating expenses	141,040	—	—	141,040

Income from operations	27,853	—	—	27,853

Other income (expense):
Interest expense	(14,413)	—	—	(14,413)
Interest income	1,541	—	—	1,541
Miscellaneous	170	—	—	170

Total other expense	(12,702)	—	—	(12,702)

Income before income taxes	15,151	—	—	15,151
Income tax expense	(5,955)	—	—	(5,955)

Net income	$9,196	$—	$—	$9,196

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$284,289	$—	$—	$284,289
Gasoline	661,471	—	—	661,471

Total revenues	945,760	—	—	945,760

Cost of sales:
Merchandise	178,557	—	—	178,557
Gasoline	627,351	—	—	627,351

Total cost of sales	805,908	—	—	805,908

Gross profit	139,852	—	—	139,852

Operating expenses:
Operating, general and administrative expenses	105,636	—	—	105,636
Depreciation and amortization	15,414	—	—	15,414

Total operating expenses	121,050	—	—	121,050

Income from operations	18,802	—	—	18,802

Other income (expense):
Interest expense	(14,052)	—	—	(14,052)
Interest income	465	—	—	465
Miscellaneous	217	—	—	217

Total other expense	(13,370)	—	—	(13,370)

Income before income taxes	5,432	—	—	5,432
Income tax expense	(2,091)	—	—	(2,091)

Net income	$3,341	$—	$—	$3,341

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Six Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$639,652	$—	$—	$639,652
Gasoline	1,991,417	—	—	1,991,417

Total revenues	2,631,069	—	—	2,631,069

Cost of sales:
Merchandise	399,369	—	—	399,369
Gasoline	1,857,486	—	—	1,857,486

Total cost of sales	2,256,855	—	—	2,256,855

Gross profit	374,214	—	—	374,214

Operating expenses:
Operating, general and administrative expenses	241,901	—	—	241,901
Depreciation and amortization	34,704	—	—	34,704

Total operating expenses	276,605	—	—	276,605

Income from operations	97,609	—	—	97,609

Other income (expense):
Interest expense	(28,846)	—	—	(28,846)
Loss on extinguishment of debt	(1,832)	—	—	(1,832)
Interest income	2,585	—	—	2,585
Miscellaneous	329	—	—	329

Total other expense	(27,764)	—	—	(27,764)

Income before income taxes	69,845	—	—	69,845
Income tax expense	(27,678)	—	—	(27,678)

Net income	$42,167	$—	$—	$42,167

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$571,356	$—	$—	$571,356
Gasoline	1,315,947	—	—	1,315,947

Total revenues	1,887,303	—	—	1,887,303

Cost of sales:
Merchandise	361,532	—	—	361,532
Gasoline	1,231,940	—	—	1,231,940

Total cost of sales	1,593,472	—	—	1,593,472

Gross profit	293,831	—	—	293,831

Operating expenses:
Operating, general and administrative expenses	210,812	—	—	210,812
Depreciation and amortization	31,000	—	—	31,000

Total operating expenses	241,812	—	—	241,812

Income from operations	52,019	—	—	52,019

Other income (expense):
Interest expense	(27,464)	—	—	(27,464)
Interest income	748	—	—	748
Miscellaneous	356	—	—	356

Total other expense	(26,360)	—	—	(26,360)

Income before income taxes	25,659	—	—	25,659
Income tax expense	(9,878)	—	—	(9,878)

Net income	$15,781	$—	$—	$15,781

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Six Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,167	$—	$—	$42,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,704	—	—	34,704
Provision for deferred income taxes	1	—	—	1
Loss on extinguishment of debt	1,832	—	—	1,832
Stock-based compensation	1,347	—	—	1,347
Excess income tax benefits from stock-based compensation arrangements	(5,748)	—	—	(5,748)
Other	1,054	—	—	1,054
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	5,133	—	—	5,133
Inventories	5,129	—	—	5,129
Prepaid expenses and other current assets	(1,622)	—	—	(1,622)
Other noncurrent assets	253	—	—	253
Accounts payable	7,832	—	—	7,832
Other current liabilities and accrued expenses	(15,333)	—	—	(15,333)
Other noncurrent liabilities	(2,158)	—	—	(2,158)

Net cash provided by operating activities	74,591	—	—	74,591

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(36,092)	—	—	(36,092)
Proceeds from sale of land, buildings and equipment	3,008	—	—	3,008
Acquisitions of businesses, net of cash acquired	(63,252)	—	—	(63,252)

Net cash used in investing activities	(96,336)	—	—	(96,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,451)	—	—	(1,451)
Principal repayments of long-term debt	(305,028)	—	—	(305,028)
Proceeds from issuance of long-term debt	355,000	—	—	355,000
Proceeds from lease finance obligations	7,468	—	—	7,468
Proceeds from exercise of stock options	4,160	—	—	4,160
Payment for purchase of note hedge	(43,720)	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	5,748	—	—	5,748
Other financing costs	(6,600)	—	—	(6,600)

Net cash provided by financing activities	40,797	—	—	40,797

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,052	—	—	19,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,472	—	—	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,524	$—	$—	$130,524

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,781	$—	$—	$15,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,000	—	—	31,000
Provision for deferred income taxes	4,097	—	—	4,097
Income tax benefit related to exercise of stock options	3,311	—	—	3,311
Other	737	—	—	737
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(1,433)	—	—	(1,433)
Inventories	(1,572)	—	—	(1,572)
Prepaid expenses and other current assets	(2,907)	—	—	(2,907)
Other noncurrent assets	(531)	—	—	(531)
Accounts payable	(10,647)	—	—	(10,647)
Other current liabilities and accrued expenses	(9,568)	—	—	(9,568)
Other noncurrent liabilities	(618)	—	—	(618)

Net cash provided by operating activities	27,650	—	—	27,650

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,900)	—	—	(27,900)
Proceeds from sale of land, buildings and equipment	4,338	—	—	4,338
Acquisitions of businesses, net of cash acquired	(1,627)	—	—	(1,627)

Net cash used in investing activities	(25,189)	—	—	(25,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,384)	—	—	(1,384)
Principal repayments of long-term debt	(8,014)	—	—	(8,014)
Proceeds from lease finance obligations	516	—	—	516
Proceeds from exercise of stock options	3,150	—	—	3,150

Net cash used in financing activities	(5,732)	—	—	(5,732)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,271)	—	—	(3,271)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,048	—	—	108,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,777	$—	$—	$104,777

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This report, including without limitation, statements under our discussion and analysis of financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, costs and burdens of environmental remediation, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions and global demand;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other laws and regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to Part II. Other Information-Item 1A. Risk Factors below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 9, 2006. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,458 stores in eleven states as of March 30, 2006. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue acquisitions.

Net income for our second quarter of fiscal 2006 of $9.2 million represented a 175.3% increase from $3.3 million in the second quarter of fiscal 2005. During the quarter, our comparable store merchandise revenue increased 5.4% while comparable store gasoline gallons increased 4.0%. These results were driven by an unusually strong performance in our gasoline operations which we believe were made possible, in part, due to the benefits of our long-term gasoline supply contracts. In our merchandise business, we believe that we continued to benefit from our ongoing focus on higher-margin merchandise such as food service and private label products. Our recent acquisitions also contributed to increased gasoline and merchandise volumes adding to overall profitability.

On March 1, 2006, we signed a definitive agreement to purchase 38 convenience stores in Alabama from Shop-A-Snak Food Mart, Inc. The acquisition also includes dealer and fuel supply arrangements for several additional stores. We plan to finance the transaction with a combination of cash on hand and lease financing. The acquisition, which is subject to regulatory approvals and other customary closing conditions, is expected to close in our third fiscal quarter of 2006.

On March 30, 2006, we began selling lottery tickets in North Carolina. We believe that North Carolina’s decision to sell lottery products will help generate additional revenue for our company.

Market and Industry Trends

During the second quarter of fiscal 2006, we experienced a volatile wholesale gasoline cost environment as domestic crude oil prices peaked at a high of approximately $68 per barrel in January 2006 before hitting a low of approximately $58 per barrel in February 2006. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged approximately 12 cents per gallon on an annual basis.

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	75.4	69.9	75.7	69.7
Merchandise revenue	24.6	30.1	24.3	30.3
Cost of sales	87.2	85.2	85.8	84.4

Gross profit	12.8	14.8	14.2	15.6
Gasoline gross profit	3.6	3.6	5.1	4.5
Merchandise gross profit	9.2	11.2	9.1	11.1
Operating, general and administrative expenses	9.4	11.2	9.2	11.2
Depreciation and amortization	1.3	1.6	1.3	1.6

Income from operations	2.1	2.0	3.7	2.8
Total other expense	(1.0)	(1.4)	(1.1)	(1.4)

Income before income taxes	1.1	0.6	2.6	1.4
Income tax expense	(0.4)	(0.2)	(1.0)	(0.6)

Net income	0.7%	0.4%	1.6%	0.8%

The table below provides a summary of our selected financial data for our three and six months ended March 30, 2006 and March 31, 2005.

	Three Months Ended		Six Months Ended
	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
Selected financial data:
Merchandise margin	37.6%	37.2%	37.6%	36.7%
Gasoline gallons (millions)	428.2	346.2	837.3	686.8
Gasoline margin per gallon	$0.1106	$0.0986	$0.1600	$0.1223
Gasoline retail per gallon	$2.32	$1.91	$2.38	$1.92
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [1]	16.4%	16.8%	16.4%	16.8%

Comparable store data:
Merchandise sales %	5.4%	6.6%	5.2%	6.2%
Gasoline gallons %	4.0%	7.7%	4.3%	5.9%

Number of stores:
End of period	1,458	1,345	1,458	1,345
Weighted-average store count	1,429	1,348	1,414	1,351

[1]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended March 30, 2006 Compared to the Three Months Ended March 31, 2005

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2006 was $323.0 million compared to $284.3 million during the second quarter of fiscal 2005, an increase of $38.7 million, or 13.6%. The increase is primarily attributable to $29.3 million in revenue from stores acquired since March 31, 2005 and a 5.4%, or $14.9 million, increase in comparable store merchandise revenue compared to the second quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $6.9 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the second quarter of fiscal 2006 was $992.7 million compared to $661.5 million during the second quarter of fiscal 2005, an increase of $331.2 million, or 50.1%. The increase in gasoline revenue is primarily attributable to $166.3 million in revenue from stores acquired since March 31, 2005, an increase in comparable store gallons of 13.4 million, or 4.0%, and the 41 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the second quarter of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $10.2 million.

In the second quarter of fiscal 2006, gasoline gallons sold were 428.2 million compared to 346.2 million during the second quarter of fiscal 2005, an increase of 82.1 million gallons, or 23.7%. The increase is primarily attributable to 72.6 million gasoline gallons from stores acquired since March 31, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 5.4 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $121.5 million for the second quarter of fiscal 2006 compared to $105.7 million for the second quarter of fiscal 2005, an increase of $15.8 million, or 15.0%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 40 basis point increase in merchandise margin to 37.6% for the second quarter of fiscal 2006 compared to 37.2% for the second quarter of fiscal 2005. The margin improvement is primarily due to the continued growth in food service revenue and private label products, which on average represent higher margin categories. Additionally, service revenue increased 21.3% primarily due to higher lottery commission income.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $47.3 million for the second quarter of fiscal 2006 compared to $34.1 million for the second quarter of fiscal 2005, an increase of $13.2 million, or 38.8%. The increase is primarily attributable to an increase in our gross profit per gallon to 11.1 cents for the second quarter of fiscal 2006 from 9.9 cents in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, our gasoline gross profit per gallon benefited from declining wholesale crude costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.9 cents per gallon and 3.3 cents per gallon for the three months ended March 30, 2006 and March 31, 2005, respectively. The increase in these fees and costs was primarily due to higher credit card fees as a result of a 21.3% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2006 totaled $123.6 million compared to $105.6 million for the second quarter of fiscal 2005, an increase of $17.9 million, or 17.0%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Income from Operations.    Income from operations totaled $27.9 million for the second quarter of fiscal 2006 compared to $18.8 million for the second quarter of fiscal 2005, an increase of $9.1 million, or 48.1%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for the second quarter of fiscal 2006 totaled $47.0 million compared to EBITDA of $34.9 million during the second quarter of fiscal 2005, an increase of $12.1 million, or 34.8%. The increase is primarily attributable to the increase in income from operations discussed above and a $1.1 million increase in interest income.

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

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	March 30, 2006	March 31, 2005
EBITDA	$47,031	$34,898
Interest expense	(14,413)	(14,052)
Depreciation and amortization	(17,467)	(15,414)
Provision for income taxes	(5,955)	(2,091)

Net income	$9,196	$3,341

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the second quarter of fiscal 2006 was $14.4 million compared to $14.1 million for the second quarter of fiscal 2005. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes partially offset by decreases in the credit facility.

Net income.    Net income for the second quarter of fiscal 2006 was $9.2 million compared to net income of $3.3 million for the second quarter of fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Six Months Ended March 30, 2006 Compared to the Six Months Ended March 31, 2005

Merchandise Revenue.    Merchandise revenue for the first six months of fiscal 2006 was $639.7 million compared to $571.4 million for the first six months of fiscal 2005, an increase of $68.3 million, or 12.0%. The increase is primarily attributable to $51.7 million in revenue from stores acquired since March 31, 2005 and a 5.2%, or $28.8 million, increase in comparable store merchandise revenue compared to the first six months of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $14.3 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first six months of fiscal 2006 was $1,991.4 million compared to $1,315.9 million during the first six months of fiscal 2005, an increase of $675.5 million, or 51.3%. The increase in gasoline revenue is primarily attributable to $307.5 million in revenue from stores acquired since March 31, 2005, an increase in comparable store gallons of 28.7 million, or 4.3%, and the 46 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $20.6 million.

For the first six months of fiscal 2006, gasoline gallons sold were 837.3 million compared to 686.8 million during the first six months of fiscal 2005, an increase of 150.5 million gallons, or 21.9%. The increase is primarily attributable to 131.1 million gasoline gallons from stores acquired since March 31, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 10.9 million.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $240.3 million for the first six months of fiscal 2006 compared to $209.8 million for the first six months of fiscal 2005, an increase of $30.5 million, or 14.5%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 90 basis point increase in merchandise margin to 37.6% for the first six months of fiscal 2006 compared to 36.7% for the first six months of fiscal 2005.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $133.9 million for the first six months of fiscal 2006 compared to $84.0 million for the first six months of fiscal 2005, an increase of $49.9 million, or 59.4%. The increase is primarily attributable to an increase in our gross profit per gallon to 16.0 cents for the first six months of fiscal 2006 from 12.2 cents in the first six months of fiscal 2005. During the first six months of fiscal 2006, our gasoline gross profit per gallon benefited from decreasing wholesale crude costs. Additionally, we believe our first quarter results benefited from our long-term gasoline supply contracts which gave us flexibility and greater certainty of supply in the wake of hurricanes Katrina and Rita. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.9 cents per gallon and 3.4 cents per gallon for the six months ended March 30, 2006 and March 31, 2005, respectively. The increase in these fees and costs was primarily due to higher credit card fees as a result of a 24% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first six months of fiscal 2006 totaled $241.9 million compared to $210.8 million for the first six months of fiscal 2005, an increase of $31.1 million, or 14.8%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Income from Operations.    Income from operations totaled $97.6 million for the first six months of fiscal 2006 compared to $52.0 million for the first six months of fiscal 2005, an increase of $45.6 million, or 87.6%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA for the first six months of fiscal 2006 totaled $135.2 million compared to EBITDA of $84.1 million for the first six months of fiscal 2005, an increase of $51.1 million, or 60.8%. The increase is primarily attributable to the increase in income from operations discussed above and a $1.8 million increase in interest income.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Six Months Ended
	March 30, 2006	March 31, 2005
EBITDA	$135,227	$84,123
Interest expense and loss on extinguishment of debt	(30,678)	(27,464)
Depreciation and amortization	(34,704)	(31,000)
Provision for income taxes	(27,678)	(9,878)

Net income	$42,167	$15,781

Loss on Extinguishment of Debt.    As a result of the refinancing of our senior secured credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs associated with the facility that was paid off.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first six months of fiscal 2006 was $28.8 million compared to $27.5 million for the first six months of fiscal 2005. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes.

Net Income.    Net income for the first six months of fiscal 2006 was $42.2 million compared to a net income of $15.8 million for the first six months of fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $74.6 million for the first six months of fiscal 2006 compared to $27.7 million for the first six months of fiscal 2005. The increase in cash flow from operations is primarily attributable to the $45.6 million increase in income from operations and changes in working capital. We had $130.5 million of cash and cash equivalents on hand at March 30, 2006.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first six months of fiscal 2006 were $36.1 million. In the first six months of fiscal 2006, we had proceeds of $3.1 million from asset dispositions and $2.7 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2006 were $30.3 million. We anticipate that net capital expenditures for fiscal 2006 will be approximately $90 million.

Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statues, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements.

Acquisitions.    During the first six months of fiscal 2006, we purchased 62 stores and their related businesses in seven separate transactions for approximately $63.3 million in purchase consideration.

Cash Flows from Financing Activities.    For the first six months of fiscal 2006, net cash provided by financing activities was $40.8 million. The net cash provided by financing activities is primarily the result of the issuance of the $150.0 million senior subordinated convertible notes, less $18.5 million paid for the associated note hedge and warrant transactions, and the $100.0 million of principal paid on the then existing senior credit facility. In conjunction with the issuance of the $150.0 million senior subordinated convertible notes and the refinancing of our senior credit facility, we paid $6.4 million in loan origination costs. We also entered into new lease financing transactions with proceeds totaling $5.6 million, including $4.7 million related to acquisitions of related businesses. At March 30, 2006, our debt consisted primarily of $205.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $209.0 million of outstanding lease finance obligations and $150.0 million of outstanding 3.0% senior subordinated convertible notes.

Senior Credit Facility.    On December 29, 2005, we entered into a Second Amended and Restated Credit Agreement. The amended credit facility consists of (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. In addition, we may incur up to $100.0 million in incremental facilities. The amended credit facility expires in January 2012. The borrowings under the term loan facility were used to refinance our then existing credit facilities and pay related fees and expenses and to the extent of any excess, for general corporate purposes. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

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

As of March 30, 2006, we had no borrowings outstanding under the revolving credit facility and approximately $44.0 million of standby letters of credit had been issued. As of March 30, 2006, we have approximately $106.0 million in available borrowing capacity under the facility (approximately $46.0 million of which was available for issuances of letters of credit).

Senior Subordinated Notes.    We have outstanding $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year.

Senior Subordinated Convertible Notes.    On November 22, 2005, we completed a private offering of $150.0 million of our convertible notes to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If the price of our common stock exceeds 120% of the conversion price for 20 of the last 30 trading days of any calendar quarter then the possibility exists that the holders of the convertible notes could exercise the conversion provisions of the convertible notes which could result in the need to remit the principal balance of the convertible notes to them in cash (see below). As such, the Company we would be required to classify the entire amount outstanding of the convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Stockholders’ Equity.    As of March 30, 2006, our shareholders’ equity totaled $288.0 million. The $36.1 million increase from September 29, 2005 is primarily attributable to the net income for the period of $42.2 million offset by a net decrease in additional paid-in capital of $6.6 million. The decrease in paid-in capital is related to the net cost of the note hedge and warrant transactions of $18.5 million associated with the issuance of the 3.0% senior subordinated convertible notes offset by approximately $9.9 million related to stock option exercises and related tax benefits.

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

New Accounting Standards

In November 2004, FASB issued SFAS No. 151. This statement clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). We are already in compliance with this new pronouncement, and therefore, the adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3—Stock-Based Compensation for discussion regarding the impact of the adoption of SFAS No. 123R.

In March 2005, FASB issued FIN 47. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

In October 2005, FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. We are already in compliance with this new pronouncement; therefore, the implementation will not impact our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial condition, results of operations, or cash flows upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and senior subordinated convertible notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 30, 2006, including applicable interest rates, are discussed above, in Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7—Derivative Financial Instruments.

The following table presents the future principal cash flows and weighted-average interest rates, based on rates in effect at March 30, 2006, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 30, 2006.

Expected Maturity Date

as of March 30, 2006

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Value
Long-term debt	$1,043	$2,087	$2,090	$2,094	$2,098	$595,933	$605,345	$679,933
Weighted-average interest rate	6.19%	6.26%	6.31%	6.50%	6.68%	6.74%	6.52%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 30, 2006, the interest rate on approximately 95.4% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 81.5% at September 29, 2005. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 30, 2006, would be to change interest expense by approximately $300 thousand.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	March 30, 2006	September 29, 2005
Notional principal amount	$177,000	$202,000
Weighted-average pay rate	2.83%	2.72%
Weighted-average receive rate	4.88%	3.86%
Weighted-average years to maturity	.05	0.55

We have also entered into swap agreements having a notional amount of $130.0 million which will become effective April 2006. These swap agreements have a weighted-average pay rate of 4.24% with various settlement dates, the latest of which is April 2009.

As of March 30, 2006, the fair value of our swap agreements represented a net benefit of $3.1 million.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC’s rules and forms.

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

During the first six months of fiscal 2006, we have taken the following actions to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005:

•

With the assistance of our Information Services personnel, we have restricted user access for the identified individuals within our accounting system to more appropriately segregate the identified individuals’ authority in a manner consistent with their respective roles and responsibilities. In addition, we have assigned responsibilities for maintenance to the vendor database to individuals independent of the payables and disbursements functions. Finally, we have restricted the usage of inactive vendors within our vendor database in order to maintain pertinence. Management believes these changes effectively remediate this material weakness in our internal control over financial reporting that existed as of September 29, 2005.

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

THE PANTRY, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

You should carefully consider the risks described below and under Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The convenience store industry is highly competitive and impacted by new entrants.

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, out of channel retailers, and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry by entering the gasoline retail business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitor’s offerings and prices to ensure we offer a selection of convenience products and services consumers demand at competitive prices. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 53 convenience stores operating under the Cowboys® banner in April 2005. Since 1996, we have successfully completed and integrated more than 52 acquisitions, growing our store base from 379 to 1,458 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

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

We have a significant amount of indebtedness. As of March 30, 2006, we had consolidated debt of approximately $814.4 million. As of March 30, 2006, our availability under our senior credit facility for borrowing was approximately $106.0 million (approximately $46.0 million of which was available for issuance of letters of credit).

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

In addition, the indenture governing our senior subordinated notes and our senior credit facility, which includes a term loan and a revolving credit facility, contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

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

Our senior credit facility and our indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, as defined in the senior credit facility agreement. A violation of any of these covenants could cause an event of default under the senior credit facility.

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

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. In September, 2005 we received from the SEC a request that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting and our decision to restate our financial statements with respect to it. The request is part of an informal investigation, which the SEC has said is a fact-finding inquiry that does not mean that the SEC has concluded that we have broken any law or that the SEC has a negative opinion of any person, entity or security. We have cooperated with the SEC’s informal request. We are unable to predict whether this request will continue or result in any adverse action.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of May 1, 2006, there were 22,675,749 shares of our common stock outstanding, of these shares, 22,420,750 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. In other circumstances, we may issue shares of our common stock pursuant to existing agreements or arrangements. For example, upon conversion of our outstanding convertible notes, we may, at our option issue shares of our common stock. In addition, if our convertible notes are converted in connection with a change of control, we may be required to deliver additional shares by increasing the conversion rate with respect to such notes. Notwithstanding the requirement to issue additional shares if convertible notes are converted on a change of control, the maximum conversion rate for our outstanding convertible notes is 25.4517 per $1,000 principal amount of convertible notes.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in this Item 1A. Risk Factors and throughout Part I. Financial Information-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may not be able to resell your shares of our common stock at or above the price you pay.

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

On March 30, 2006, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Elected eight nominees to serve as directors each for a term of one year or until his successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Robert F. Bernstock	20,952,282	147,247
Paul L. Brunswick	20,903,869	195,660
Edwin J. Holman	20,952,282	147,247
Terry L. McElroy	20,948,807	150,722
Mark D. Miles	20,952,057	147,472
Bryan E. Monkhouse	20,903,874	195,655
Thomas M. Murnane	20,894,887	204,642
Peter J. Sodini	20,952,802	146,727

(2) Ratified the appointment of Deloitte & Touche LLP as independent public accountants for the Company and its subsidiaries for the fiscal year ending September 28, 2006. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	20,564,413	529,358	5,758

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.2	Second Amended and Restated Pledge Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.3	Second Amended and Restated Security Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.4	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.5	Summary of Amendment to Halloran Option Agreement.

10.6	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: May 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.2	Second Amended and Restated Pledge Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.3	Second Amended and Restated Security Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.4	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.5	Summary of Amendment to Halloran Option Agreement.

10.6	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]