Form 10-Q
period 2006-06-29
PANTRY INC
filed 2006-08-08
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,687,240 SHARES
(Class)	(Outstanding at August 2, 2006)

THE PANTRY, INC.

FORM 10-Q

JUNE 29, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 29, 2006	September 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$123,692	$111,472
Receivables, net (Notes 2 and 5)	68,283	61,597
Inventories (Note 2)	140,522	125,348
Prepaid expenses and other current assets (Notes 2 and 7)	15,216	19,031
Deferred income taxes	7,328	5,837

Total current assets	355,041	323,285

Property and equipment, net (Note 2)	705,414	630,291

Other assets:
Goodwill (Notes 2 and 4)	438,890	394,903
Other noncurrent assets (Notes 2, 4, 5, and 7)	47,199	39,687

Total other assets	486,089	434,590

Total assets	$1,546,544	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 6)	$2,089	$16,045
Current maturities of lease finance obligations	3,258	2,872
Accounts payable (Note 2)	153,629	131,618
Accrued compensation and related taxes	18,275	16,786
Other accrued taxes	24,883	34,346
Self insurance reserves	29,054	22,544
Other accrued liabilities (Note 2)	28,112	29,322

Total current liabilities	259,300	253,533

Other liabilities:
Long-term debt (Note 6)	602,735	539,328
Lease finance obligations	222,429	200,214
Deferred income taxes (Note 2)	66,516	64,848
Deferred vendor rebates (Note 2)	30,849	27,385
Other noncurrent liabilities (Note 5)	54,505	50,925

Total other liabilities	977,034	882,700

Commitments and contingencies (Notes 5 and 6)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,687,240 and 22,316,439 issued and outstanding at June 29, 2006 and September 29, 2005, respectively (Notes 6 and 10)	227	223
Additional paid-in capital (Note 6)	171,734	176,836
Accumulated other comprehensive income, net (Note 8)	2,342	1,426
Retained earnings	135,907	73,448

Total shareholders’ equity	310,210	251,933

Total liabilities and shareholders’ equity	$1,546,544	$1,388,166

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$372,081	$324,041	$1,011,733	$895,397
Gasoline	1,273,031	842,415	3,264,448	2,158,362

Total revenues	1,645,112	1,166,456	4,276,181	3,053,759

Cost of sales (exclusive of items shown separately below):
Merchandise	232,938	205,468	632,307	567,000
Gasoline	1,208,253	793,968	3,065,739	2,025,908

Total cost of sales	1,441,191	999,436	3,698,046	2,592,908

Gross profit	203,921	167,020	578,135	460,851

Operating expenses:
Operating, general and administrative expenses	136,462	110,643	378,363	321,454
Depreciation and amortization	20,136	15,933	54,840	46,932

Total operating expenses	156,598	126,576	433,203	368,386

Income from operations	47,323	40,444	144,932	92,465

Other income (expense):
Interest expense (Notes 7 and 9)	(15,251)	(14,008)	(44,096)	(41,471)
Loss on extinguishment of debt (Notes 6 and 9)	—	—	(1,832)	—
Interest income	1,150	460	3,734	1,208
Miscellaneous	281	222	610	575

Total other expense	(13,820)	(13,326)	(41,584)	(39,688)

Income before income taxes	33,503	27,118	103,348	52,777
Income tax expense	(13,212)	(10,517)	(40,889)	(20,396)

Net income	$20,291	$16,601	$62,459	$32,381

Earnings per share (Note 10):
Basic:	$0.90	$0.77	$2.77	$1.56
Diluted:	$0.86	$0.75	$2.70	$1.50

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 29, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,459	$32,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,840	46,932
Provision (benefit) for deferred income taxes	(2,239)	8,226
Loss on extinguishment of debt	1,832	—
Stock-based compensation	2,060	—
Excess income tax benefits from stock-based compensation arrangements	(5,847)	—
Other	1,965	1,521
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(7,835)	(7,943)
Inventories	(6,341)	(11,569)
Prepaid expenses and other current assets	(1,690)	(478)
Other noncurrent assets	(52)	(533)
Accounts payable	14,985	1,749
Other current liabilities and accrued expenses	1,297	12,908
Other noncurrent liabilities	(2,897)	(2,041)

Net cash provided by operating activities	112,537	81,153

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(59,284)	(47,266)
Proceeds from sale of land, building and equipment	3,874	7,949
Acquisitions of businesses, net of cash acquired	(102,069)	(60,010)

Net cash used in investing activities	(157,479)	(99,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,228)	(2,056)
Principal repayments of long-term debt	(305,549)	(12,021)
Proceeds from issuance of long-term debt	355,000	—
Proceeds from lease finance obligations	24,829	2,051
Proceeds from issuance of common stock	—	23,750
Proceeds from exercise of stock options	4,382	3,880
Payment for purchase of note hedge	(43,720)	—
Proceeds from issuance of warrant	25,220	—
Excess income tax benefits from stock-based compensation arrangements	5,847	—
Other financing costs	(6,619)	—

Net cash provided by financing activities	57,162	15,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,220	(2,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,472	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,692	$105,478

Cash paid during the period:
Interest	$37,724	$36,215

Income taxes	$45,971	$7,899

Non-cash transactions:
Accrued purchases of property and equipment	$2,608	$3,000

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

The interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries and all amounts at June 29, 2006 and for the three and nine months ended June 29, 2006 and June 30, 2005 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005.

Our results of operations for the three and nine months ended June 29, 2006 and June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2006” refer to our current fiscal year and references to “fiscal 2005” refer to our fiscal year ended September 29, 2005.

Certain amounts in our condensed consolidated financial statements for periods in fiscal 2005 have been reclassified to conform to fiscal 2006 presentation.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2006 fiscal year ends on September 28, 2006 and is a 52 week year. Fiscal 2005 was also a 52 week year.

The Pantry

As of June 29, 2006, we operated 1,499 convenience stores located in Florida (444), North Carolina (324), South Carolina (236), Georgia (128), Tennessee (101), Alabama (77), Mississippi (72), Virginia (50), Kentucky (32), Louisiana (25), and Indiana (10). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,475 locations, 972 of which sell gasoline under major oil company brand names including Amoco ® , BP ® , Chevron ® , Citgo ® , Mobil ® , Exxon ® , and Texaco ® .

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax position taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2008. We have not yet determined the impact of the adoption of FIN 48 on our financial position, results of operations or cash flows.

In October 2005, FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The implementation of this pronouncement did not impact our financial position, results of operations or cash flows.

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

In December 2004, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Note 3—Stock-Based Compensation for a discussion of the impact of the adoption of SFAS No. 123R.

In November 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). The adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

NOTE 2—ACQUISITIONS

During the first nine months of fiscal 2006, we purchased 102 stores and their related businesses in 9 separate transactions for approximately $102 million in aggregate purchase consideration. All of the fiscal 2006 acquisitions were funded from available cash.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 9, 2006, we completed the acquisition of 19 convenience stores in North Carolina from Lee-Moore Oil Company, which had been operating under the TruBuy and On-The-Run® banners. The Lee-Moore Oil Company acquisition also included various dealer fuel supply arrangements for 20 additional stores.

On February 16, 2006, we completed the acquisition of 39 convenience stores in Mississippi and Louisiana from Waring Oil Company, LLC, which had been operating under the Interstate Food Stops banner.

On May 11, 2006, we completed the acquisition of Shop-A-Snak Food Mart, Inc., which operated 38 convenience stores in Alabama.

We have also acquired six stores in separate single store acquisitions.

On June 22, 2006, we signed a definitive agreement to acquire six Fuel Mate convenience stores in North Carolina. The purchase price will be financed with available cash on hand and the transaction is expected to close in the fourth quarter of fiscal 2006. We have also signed definitive agreements to acquire two additional stores in Florida and one in Mississippi. If these acquisitions close in the fourth quarter of fiscal 2006 as anticipated, we will have acquired a total of 111 stores during fiscal 2006.

The following are the purchase price allocations for the stores acquired since the beginning of fiscal 2006. The allocations for stores acquired since the beginning of fiscal 2006 are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain third party valuations have been finalized and management completes its fair value assessments. Until the purchase price allocations are finalized, there may be material adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet. The allocations are based on the estimated fair values on the date of the acquisitions (amounts in thousands):

Assets Acquired:
Receivables	$556
Inventories	8,833
Prepaid expenses and other current assets	396
Property and equipment, net	67,340

Total assets	77,125
Liabilities Assumed:
Accounts payable	7,026
Other accrued liabilities	3,593
Deferred income taxes	2,032
Deferred vendor rebates	8,807

Total liabilities	21,458
Net tangible assets acquired, net of cash	55,667

Non-compete agreements	700
Goodwill, including direct acquisition costs	45,760

Total consideration paid, including direct acquisition costs, net of cash acquired	$102,127

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year (amounts in thousands, except per share data):

	Nine Months Ended	Nine Months Ended
	June 29, 2006	June 30, 2005
Total Revenues	$4,442,155	$3,322,757
Net Income	$65,569	$37,697
Earnings per share:
Basic	$2.91	$1.82
Diluted	$2.83	$1.74

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

Stock options consist of options to purchase common stock at purchase prices equal to the fair market value of the related common stock on the date the option is granted. Options vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant, and have contractual lives of seven or ten years. Our stock option plans, which are shareholder approved, permit the grant of share options for up to 5.1 million shares of common stock. We recognize compensation expense on a straight-line basis over the option vesting period. A summary of the status of stock options under our plans and changes during the three and nine months ended June 29, 2006 is presented in the table below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate instrinsic value (in thousands)
Options Outstanding, September 29, 2005	787,071	$18.08
Granted	316,500	35.76
Exercised	(50,596)	11.49
Forfeited	(3,000)	26.77

Options Outstanding, December 29, 2005	1,049,975	$23.70
Granted	50,000	60.64
Exercised	(308,714)	11.59

Options Outstanding, March 30, 2006	791,261	$30.76
Exercised	(11,491)	19.34
Forfeited	(24,165)	25.68

Options Outstanding, June 29, 2006	755,605	$31.10	5.7	$19,400
Options Exercisable, June 29, 2006	62,021	$20.10	4.8	$2,300

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of June 29, 2006, remaining compensation expense to be recognized on these options through March 2009 is approximately $4.9 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in the three and nine months ended June 29, 2006 and June 30, 2005 as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Weighted-average grant date fair value	N/A	$9.32	$11.65	$9.50
Weighted-average expected lives (years)	N/A	2.0	2.0	2.0
Risk-free interest rate	N/A	3.7%	4.4%	3.0%
Expected volatility	N/A	53%	48%	60%
Dividend yield	N/A	0%	0%	0%

Prior to September 30, 2005 and the adoption of SFAS No. 123R, the expected volatility on shares of our common stock was based on the historical volatility of our stock price.

The aggregate weighted-average grant-date fair value of options granted during the three and nine months ended June 29, 2006 was approximately $0 and $4.3 million, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended June 30, 2005 was approximately $47 thousand and $3.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended June 29, 2006 was approximately $300 thousand and $15.5 million, respectively. The total intrinsic value of options exercised during the three and nine months ended June 30, 2005 was approximately $3.4 million and $14.0 million, respectively. Cash received from options exercised totaled approximately $200 thousand and $4.4 million for the three and nine months ended June 29, 2006, respectively. The total fair value of options vested during the nine month periods ended June 29, 2006 and June 30, 2005 was approximately $1.8 million and $700 thousand, respectively.

As a result of adopting SFAS No. 123R, our income before income tax expense and net income for the three months ended June 29, 2006 were $713 thousand and $432 thousand lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. For the nine months ended June 29, 2006, income before income tax expense and net income were reduced by $2.1 million and $1.2 million, respectively, by stock-based compensation expense. In addition, in connection with our adoption of SFAS No. 123R, net cash provided by operating activities decreased by $5.8 million for the nine months ended June 29, 2006. Net cash provided by financing activities increased by $5.8 million related to excess income tax benefits from equity-based compensation plans.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for the three and

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

nine months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income (in thousands):
As reported	$16,601	$32,381
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(279)	(722)

Pro forma	$16,322	$31,659

Basic earnings per share:
As reported	$0.77	$1.56
Pro forma	$0.76	$1.52
Diluted earnings per share:
As reported	$0.75	$1.50
Pro forma	$0.73	$1.46

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

The following table reflects goodwill and intangible asset balances as of September 29, 2005 and the activity thereafter through June 29, 2006 (amounts in thousands):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	26.8
Gross balance at September 29, 2005	$394,903	$2,800	$2,850	$9,009
Purchase accounting adjustments	(1,773)	—	—	—
Acquisitions	45,760	—	—	700

Gross balance at June 29, 2006	$438,890	$2,800	$2,850	$9,709

Accumulated amortization at September 29, 2005			$(402)	$(1,887)
Amortization			(712)	(472)

Accumulated amortization at June 29, 2006			$(1,114)	$(2,359)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense for tradenames and non-compete agreements as of June 29, 2006 is as follows (amounts in thousands):

Fiscal year:
2006	$674
2007	1,646
2008	966
2009	444
2010	283
Thereafter	5,073

Total estimated amortization expense	$9,086

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

NOTE 5—ENVIRONMENTAL LIABILITIES AND OTHER CONTINGENCIES

As of June 29, 2006, we were contingently liable for outstanding letters of credit in the amount of approximately $44.5 million primarily related to several self-insured programs, vendor contract terms and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 29, 2006, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Environmental reserves of $17.9 million and $16.3 million are included in other noncurrent liabilities in the accompanying condensed consolidated balance sheets as of June 29, 2006 and September 29, 2005, respectively, and represent our estimates for future expenditures for remediation, tank removal and litigation associated with 275 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $16.6 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.3 million for remediation, tank removal and litigation. Also, as of June 29, 2006 and September 29, 2005 there were an additional 534 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 29, 2006, anticipated reimbursements of $17.0 million are recorded as other noncurrent assets and $2.1 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds.

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

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 29, 2006	September 29, 2005
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.50%; principal due in quarterly installments through January 2, 2012	204,487	—
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	—
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; repaid in December 2005	—	305,000
Other notes payable; various interest rates and maturity dates	337	373

Total long-term debt	604,824	555,373
Less—current maturities	(2,089)	(16,045)

Long-term debt, net of current maturities	$602,735	$539,328

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 22, 2005, we completed a private offering of $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”) to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The new senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than D. & D. Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc.). In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of June 29, 2006, there were no outstanding borrowings under the revolving credit facility and we had approximately $44.5 million of standby letters of credit issued under the facility. As a result, we had approximately $105.5 million in available borrowing capacity (approximately $45.5 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset on June 29, 2006 to 5.10%.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The remaining annual maturities of our long-term debt as of June 29, 2006 are as follows (amounts in thousands):

Year Ended September:
2006	$521
2007	2,088
2008	2,091
2009	2,094
2010	2,098
Thereafter	595,932

Total long-term debt	$604,824

Substantially all of our net assets are restricted as to payment of dividends and other distributions. As of June 29, 2006, we were in compliance with our covenants and restrictions.

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting was $0 and $(9) thousand for the three months ended June 29, 2006 and June 30, 2005, respectively, and $2 thousand and $411 thousand for the nine months ended June 29, 2006 and June 30, 2005, respectively.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 29, 2006, prepaid and other current assets and other noncurrent assets include derivative assets of approximately $176 thousand and $3.7 million, respectively. At September 29, 2005, prepaid and other current assets and other noncurrent assets included derivative assets of approximately $1.5 million and $800 thousand, respectively. Cash flow hedges at June 29, 2006 represent interest rate swaps with a notional amount of $130.0 million, a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Net income	$20,291	$16,601	$62,459	$32,381
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $268, $(946), $583 and $273, respectively)	422	(1,494)	916	434

Comprehensive income	$20,713	$15,107	$63,375	$32,815

The components of unrealized gains (losses) on qualifying cash flow hedges, net of related income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Unrealized gains (losses) on qualifying cash flow hedges	$192	$(1,580)	$(157)	$626
Less: Reclassification adjustment recorded as interest expense	230	86	1,073	(192)

Net unrealized gains (losses) on qualifying cash flow hedges	$422	$(1,494)	$916	$434

NOTE 9—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Interest on long-term debt, including amortization of deferred financing costs	$9,917	$9,188	$29,473	$26,689
Interest on lease finance obligations	5,641	4,948	16,475	14,841
Interest rate swap settlements	(379)	(140)	(1,987)	313
Fair market value change in non-qualifying derivatives	—	9	(2)	(411)
Miscellaneous	72	3	137	39

Subtotal: Interest expense	$15,251	$14,008	$44,096	$41,471
Loss on extinguishment of debt	—	—	1,832	—

Total interest expense and loss on extinguishment of debt	$15,251	$14,008	$45,928	$41,471

The loss on extinguishment of debt represents a write-off of approximately $1.8 million of unamortized loan origination costs associated with the refinancing of our senior credit facility in December 2005.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Net income	$20,291	$16,601	$62,459	$32,381
Earnings per share—basic:
Weighted-average shares outstanding	22,682	21,598	22,516	20,769

Earnings per share—basic	$0.90	$0.77	$2.77	$1.56

Earnings per share—diluted:
Weighted-average shares outstanding	22,682	21,598	22,516	20,769
Dilutive impact of options outstanding	379	666	452	884
Dilutive impact of senior subordinated convertible notes	546	—	165	—

Weighted-average shares and potential dilutive shares outstanding	23,607	22,264	23,133	21,653

Earnings per share—diluted	$0.86	$0.75	$2.70	$1.50

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 30 thousand and 50 thousand for the three and nine months, respectively, ended June 29, 2006. There were no options to purchase shares of common stock that were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2005.

During the three month period ended December 29, 2005, the six month period ended March 30, 2006, and the nine month period ended June 29, 2006, we issued 51 thousand, 359 thousand, and 371 thousand shares of common stock, respectively, related to the exercise of stock options for net aggregate proceeds of approximately $4.4 million.

NOTE 11—SUBSEQUENT EVENT

On July 18, 2006, we entered into the Third Amendment (the “Third Amendment”) to the Branded Jobber Contract dated July 18, 2006 with BP Products North America Inc. (“BP”). The Third Amendment extends the

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

term of the Branded Jobber Contract between the Company and BP dated as of February 1, 2003 (the “Original Contract”) until September 30, 2012. In addition, the Third Amendment modified the following terms of the Original Contract:

•	Minimum Volume—Our obligation to purchase a minimum volume of BP branded gasoline each year was amended and is now subject to increase at a rate of approximately 7% per year during the remaining term of the agreement and is measured over a two-year period. As of June 29, 2006 we have exceeded the requirement for the period ending September 30, 2006. The minimum requirement for the two-year period ending September 30, 2008 is approximately 1.074 billion gallons of BP branded product.

•	Minimum Volume Guarantee—Subject to certain adjustments, in any two-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP branded product purchased and the minimum volume requirement. Based on current forecasts, we do not anticipate paying any penalties under this contract.

Except as expressly provided in the Third Amendment, all terms and conditions of the Original Contract remain in full force and effect.

NOTE 12—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc., and Kangaroo, Inc., collectively referred to as the Guarantor Subsidiaries, which are guarantors of our senior credit facility, our subordinated notes, and our convertible notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Guarantor Subsidiaries, D. & D. Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc., comprise all of our direct and indirect subsidiaries. Combined financial information is as follows:

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$121,683	$—	$2,009	$—	$123,692
Receivables, net	68,170	—	113	—	68,283
Inventories	140,518	—	4	—	140,522
Prepaid expenses and other current assets	14,843	2	371	—	15,216
Deferred income taxes	7,328	—	—	—	7,328

Total current assets	352,542	2	2,497	—	355,041

Investments in subsidiaries	71,773	—	—	(71,773)	—

Property and equipment, net	705,414	—	—	—	705,414

Other assets:
Goodwill	438,890	—	—	—	438,890
Intercompany notes receivable	(23,477)	43,872	32,526	(52,921)	—
Other noncurrent assets	47,142	57	—	—	47,199

Total other assets	462,555	43,929	32,526	(52,921)	486,089

Total assets	$1,592,284	$43,931	$35,023	$(124,694)	$1,546,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,089	$—	$—	$—	$2,089
Current maturities of lease finance obligations	3,258	—	—	—	3,258
Accounts payable	153,624	—	5	—	153,629
Accrued compensation and related taxes	18,275	—	—	—	18,275
Other accrued taxes	24,883	—	—	—	24,883
Self insurance reserves	29,054	—	—	—	29,054
Other accrued liabilities	27,072	—	1,105	(65)	28,112

Total current liabilities	258,255	—	1,110	(65)	259,300

Other liabilities:
Long-term debt	602,735	—	—	—	602,735
Lease finance obligations	222,429	—	—	—	222,429
Deferred income taxes	66,516	—	—	—	66,516
Deferred vendor rebates	27,986	—	2,863	—	30,849
Intercompany notes payable	49,650	3,208	—	(52,858)	—
Other noncurrent liabilities	54,503	2	—	—	54,505

Total other liabilities	1,023,819	3,210	2,863	(52,858)	977,034

Shareholders’ equity:
Common stock	227	523	4	(527)	227
Additional paid-in-capital	171,734	40,551	26,702	(67,253)	171,734
Accumulated other comprehensive income, net	2,342	—	—	—	2,342
Retained earnings (deficit)	135,907	(353)	4,344	(3,991)	135,907

Total shareholders’ equity	310,210	40,721	31,050	(71,771)	310,210

Total liabilities and shareholders’ equity	$1,592,284	$43,931	$35,023	$(124,694)	$1,546,544

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$—	$—	$—	$111,472
Receivables, net	61,597	—	—	—	61,597
Inventories	125,348	—	—	—	125,348
Prepaid expenses and other current assets	19,029	2	—	—	19,031
Deferred income taxes	5,837	—	—	—	5,837

Total current assets	323,283	2	—	—	323,285

Investments in subsidiaries	40,723	—	—	(40,723)	—

Property and equipment, net	630,291	—	—	—	630,291

Other assets:
Goodwill	394,903	—	—	—	394,903
Intercompany notes receivable	(23,477)	43,872	—	(20,395)	—
Other noncurrent assets	39,630	57	—	—	39,687

Total other assets	411,056	43,929	—	(20,395)	434,590

Total assets	$1,405,353	$43,931	$—	$(61,118)	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,045	$—	$—	$—	$16,045
Current maturities of lease finance obligations	2,872	—	—	—	2,872
Accounts payable	131,618	—	—	—	131,618
Accrued compensation and related taxes	16,786	—	—	—	16,786
Other accrued taxes	34,346	—	—	—	34,346
Self insurance reserves	22,544	—	—	—	22,544
Other accrued liabilities	29,387	—	—	(65)	29,322

Total current liabilities	253,598	—	—	(65)	253,533

Other liabilities:
Long-term debt	539,328	—	—	—	539,328
Lease finance obligations	200,214	—	—	—	200,214
Deferred income taxes	64,848	—	—	—	64,848
Deferred vendor rebates	27,385	—	—	—	27,385
Intercompany notes payable	17,124	3,208	—	(20,332)	—
Other noncurrent liabilities	50,923	2	—	—	50,925

Total other liabilities	899,822	3,210	—	(20,332)	882,700

Shareholders’ equity:
Common stock	223	523	—	(523)	223
Additional paid-in-capital	176,836	40,551	—	(40,551)	176,836
Accumulated other comprehensive income, net	1,426	—	—	—	1,426
Retained earnings (deficit)	73,448	(353)	—	353	73,448

Total shareholders’ equity	251,933	40,721	—	(40,721)	251,933

Total liabilities and shareholders’ equity	$1,405,353	$43,931	$—	$(61,118)	$1,388,166

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$372,081	$—	$—	$—	$372,081
Gasoline	1,273,031	—	—	—	1,273,031

Total revenues	1,645,112	—	—	—	1,645,112

Cost of sales (exclusive of items shown separately below):
Merchandise	232,938	—	—	—	232,938
Gasoline	1,208,253	—	—	—	1,208,253

Total cost of sales	1,441,191	—	—	—	1,441,191

Gross profit	203,921	—	—	—	203,921

Operating expenses:
Operating, general and administrative expenses	136,462	—	—	—	136,462
Depreciation and amortization	20,136	—	—	—	20,136

Total operating expenses	156,598	—	—	—	156,598

Income from operations	47,323	—	—	—	47,323

Other income (expense):
Interest expense	(15,251)	—	—	—	(15,251)
Interest income	1,150	—	—	—	1,150
Miscellaneous	281	—	—	—	281

Total other expense	(13,820)	—	—	—	(13,820)

Income before income taxes	33,503	—	—	—	33,503
Income tax expense	(13,212)	—	—	—	(13,212)

Net income	$20,291	$—	$—	$—	$20,291

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$324,041	$—	$—	$—	$324,041
Gasoline	842,415	—	—	—	842,415

Total revenues	1,166,456	—	—	—	1,166,456

Cost of sales (exclusive of items shown separately below):
Merchandise	205,468	—	—	—	205,468
Gasoline	793,968	—	—	—	793,968

Total cost of sales	999,436	—	—	—	999,436

Gross profit	167,020	—	—	—	167,020

Operating expenses:
Operating, general and administrative expenses	110,643	—	—	—	110,643
Depreciation and amortization	15,933	—	—	—	15,933

Total operating expenses	126,576	—	—	—	126,576

Income from operations	40,444	—	—	—	40,444

Other income (expense):
Interest expense	(14,008)	—	—	—	(14,008)
Interest income	460	—	—	—	460
Miscellaneous	222	—	—	—	222

Total other expense	(13,326)	—	—	—	(13,326)

Income before income taxes	27,118	—	—	—	27,118
Income tax expense	(10,517)	—	—	—	(10,517)

Net income	$16,601	$—	$—	$—	$16,601

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Nine Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,011,733	$—	$—	$—	$1,011,733
Gasoline	3,264,448	—	—	—	3,264,448

Total revenues	4,276,181	—	—	—	4,276,181

Cost of sales (exclusive of items shown separately below):
Merchandise	632,307	—	—	—	632,307
Gasoline	3,065,739	—	—	—	3,065,739

Total cost of sales	3,698,046	—	—	—	3,698,046

Gross profit	578,135	—	—	—	578,135

Operating expenses:
Operating, general and administrative expenses	378,363	—	—	—	378,363
Depreciation and amortization	54,840	—	—	—	54,840

Total operating expenses	433,203	—	—	—	433,203

Income from operations	144,932	—	—	—	144,932

Other income (expense):
Interest expense	(44,096)	—	—	—	(44,096)
Loss on extinguishment of debt	(1,832)	—	—	—	(1,832)
Interest income	3,734	—	—	—	3,734
Miscellaneous	610	—	—	—	610

Total other expense	(41,584)	—	—	—	(41,584)

Income before income taxes	103,348	—	—	—	103,348
Income tax expense	(40,889)	—	—	—	(40,889)

Net income	$62,459	$—	$—	$—	$62,459

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Nine Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$895,397	$—	$—	$—	$895,397
Gasoline	2,158,362	—	—	—	2,158,362

Total revenues	3,053,759	—	—	—	3,053,759

Cost of sales (exclusive of items shown separately below):
Merchandise	567,000	—	—	—	567,000
Gasoline	2,025,908	—	—	—	2,025,908

Total cost of sales	2,592,908	—	—	—	2,592,908

Gross profit	460,851	—	—	—	460,851

Operating expenses:
Operating, general and administrative expenses	321,454	—	—	—	321,454
Depreciation and amortization	46,932	—	—	—	46,932

Total operating expenses	368,386	—	—	—	368,386

Income from operations	92,465	—	—	—	92,465

Other income (expense):
Interest expense	(41,471)	—	—	—	(41,471)
Interest income	1,208	—	—	—	1,208
Miscellaneous	575	—	—	—	575

Total other expense	(39,688)	—	—	—	(39,688)

Income before income taxes	52,777	—	—	—	52,777
Income tax expense	(20,396)	—	—	—	(20,396)

Net income	$32,381	$—	$—	$—	$32,381

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Nine Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,459	$—	$—	$—	$62,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,840	—	—	—	54,840
Benefit for deferred income taxes	(2,239)				(2,239)
Loss on extinguishment of debt	1,832	—	—	—	1,832
Stock-based compensation	2,060	—	—	—	2,060
Excess income tax benefits from stock-based compensation arrangements	(5,847)	—	—	—	(5,847)
Other	1,965	—	—	—	1,965
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(8,278)	—	443	—	(7,835)
Inventories	(6,341)	—	—	—	(6,341)
Prepaid expenses and other current assets	(1,690)	—	2,739	(2,739)	(1,690)
Other noncurrent assets	(52)	—	—	—	(52)
Accounts payable	21,684	—	(6,699)	—	14,985
Other current liabilities and accrued expenses	1,158	—	139	—	1,297
Other noncurrent liabilities	(2,897)	—	—	—	(2,897)

Net cash provided by (used in) operating activities	118,654	—	(3,378)	(2,739)	112,537

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(59,284)	—	—	—	(59,284)
Proceeds from sale of land, building and equipment	3,874	—	—	—	3,874
Acquisitions of businesses, net of cash acquired	(107,456)	—	5,387	—	(102,069)

Net cash provided by (used in) investing activities	(162,866)	—	5,387	—	(157,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,228)	—	—	—	(2,228)
Principal repayments of long-term debt	(305,549)	—	—	—	(305,549)
Proceeds from issuance of long-term debt	355,000	—	—	—	355,000
Proceeds from lease finance obligations	24,829	—	—	—	24,829
Proceeds from exercise of stock options	4,382	—	—	—	4,382
Payment for purchase of note hedge	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	5,847	—	—	—	5,847
Other financing costs	(6,619)	—	—	—	(6,619)

Net cash provided by financing activities	57,162	—	—	—	57,162

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,950	—	2,009	(2,739)	12,220
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,472	—	—	—	111,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,422	$—	$2,009	$(2,739)	$123,692

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,381	$—	$—	$—	$32,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,932	—	—	—	46,932
Provision for deferred income taxes	8,226	—	—	—	8,226
Other	1,521	—	—	—	1,521
Changes in operating assets and liabilities (net of effects of acquisitions):
Receivables	(7,943)	—	—	—	(7,943)
Inventories	(11,569)	—	—	—	(11,569)
Prepaid expenses and other current assets	(478)	—	—	—	(478)
Other noncurrent assets	(533)	—	—	—	(533)
Accounts payable	1,749	—	—	—	1,749
Other current liabilities and accrued expenses	12,908	—	—	—	12,908
Other noncurrent liabilities	(2,041)	—	—	—	(2,041)

Net cash provided by operating activities	81,153	—	—	—	81,153

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(47,266)	—	—	—	(47,266)
Proceeds from sale of land, building and equipment	7,949	—	—	—	7,949
Acquisitions of businesses, net of cash acquired	(60,010)	—	—	—	(60,010)

Net cash used in investing activities	(99,327)	—	—	—	(99,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(2,056)	—	—	—	(2,056)
Principal repayments of long-term debt	(12,021)	—	—	—	(12,021)
Proceeds from lease finance obligations	2,051	—	—	—	2,051
Proceeds from issuance of common stock	23,750	—	—	—	23,750
Proceeds from exercise of stock options	3,880	—	—	—	3,880

Net cash provided by financing activities	15,604	—	—	—	15,604

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,570)	—	—	—	(2,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,048	—	—	—	108,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,478	$—	$—	$—	$105,478

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For a discussion of these and other risks and uncertainties, please refer to Part II. Other Information-Item 1A. Risk Factors below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 8, 2006. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count, with 1,499 stores in eleven states as of June 29, 2006. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets and continuing to selectively pursue acquisitions.

Net income for our third quarter of fiscal 2006 of $20.3 million represented a 22.2% increase from $16.6 million in the third quarter of fiscal 2005. During the quarter, our comparable store merchandise revenue increased 5.8% while comparable store gasoline gallons increased 2.3%. These results were driven by a strong performance in our gasoline operations which we believe were made possible, in part, due to the benefits of our long-term gasoline supply contracts. On July 18, 2006, we amended our supply contract with BP® primarily to extend the term three additional years to September 2012.

In our merchandise business, we believe that we continued to benefit from our ongoing focus on higher-margin merchandise such as food service and private label products. During fiscal 2006, we added a total of 18 quick service restaurants (including through acquisitions) and during the third quarter of fiscal 2006, we opened our 80th Subway location. We continue to refine our product mix to increase margin through higher margin immediate consumables. On the private label front, we have introduced an energy drink, bagged ground coffee under our Bean Street Coffee Company® private label and a new line of meat snack products. Our recent acquisitions also contributed to increased gasoline and merchandise volumes adding to overall profitability.

On June 22, 2006, we signed a definitive agreement to acquire six Fuel Mate convenience stores in North Carolina. The purchase price will be financed with available cash on hand and is expected to close in the fourth quarter of fiscal 2006. We have also signed definitive agreements to acquire two additional stores in Florida and one in Mississippi. If these acquisitions close in the fourth quarter of fiscal 2006 as anticipated, we will have acquired a total of 111 stores during fiscal 2006.

Market and Industry Trends

During the third quarter of fiscal 2006, we experienced a volatile wholesale gasoline cost environment. Domestic crude oil prices began the quarter at approximately $66 per barrel and rose to a high of approximately $75 per barrel at the end of April 2006, only to end the quarter at approximately $72 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged approximately 12 cents per gallon on an annual basis. To date in fiscal 2006, we have benefited from unusually high gasoline margins due in part to a volatile wholesale gasoline market, which has contributed to operating results that exceeded the results of any previous fiscal years. As gasoline markets return to historical norms, we do not expect similar results in future fiscal years.

Results of Operations

The following table presents, for the periods indicated, selected items in the condensed consolidated statements of operations as a percentage of our total revenue:

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Gasoline revenue	77.4%	72.2%	76.3%	70.7%
Merchandise revenue	22.6%	27.8%	23.7%	29.3%
Cost of sales	87.6%	85.7%	86.5%	84.9%

Gross profit	12.4%	14.3%	13.5%	15.1%
Gasoline gross profit	3.9%	4.1%	4.6%	4.3%
Merchandise gross profit	8.5%	10.2%	8.9%	10.8%
Operating, general and administrative expenses	8.3%	9.5%	8.8%	10.5%
Depreciation and amortization	1.2%	1.4%	1.3%	1.6%

Income from operations	2.8%	3.4%	3.4%	3.0%
Total other expense	(0.8)%	(1.1)%	(1.0)%	(1.3)%

Income before income taxes	2.0%	2.3%	2.4%	1.7%
Income tax expense	(0.8)%	(0.9)%	(0.9)%	(0.6)%

Net income	1.2%	1.4%	1.5%	1.1%

The table below provides a summary of our selected financial data for our three and nine months ended June 29, 2006 and June 30, 2005, respectively:

	Three Months Ended		Nine Months Ended
	June 29, 2006	June 30, 2005	June 29, 2006	June 30, 2005
Selected Financial Data:
Merchandise margin	37.4%	36.6%	37.5%	36.7%
Gasoline gallons (millions)	461.5	395.0	1,298.8	1,081.8
Gasoline margin per gallon	$0.1404	$0.1226	$0.1530	$0.1224
Gasoline retail per gallon	$2.76	$2.13	$2.51	$2.00
Operating, general, and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [1]	16.4%	15.4%	16.4%	16.3%

Comparable store data:
Merchandise sales %	5.8%	4.1%	5.4%	5.5%
Gasoline gallons %	2.3%	5.6%	3.6%	5.5%

Number of stores:
End of period	1,499	1,386	1,499	1,386
Weighted-average store count	1,480	1,377	1,436	1,360

[1]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended June 29, 2006 Compared to the Three Months Ended June 30, 2005

Merchandise Revenue.    Merchandise revenue for the third quarter of fiscal 2006 was $372.1 million compared to $324.0 million during the third quarter of fiscal 2005, an increase of $48.0 million, or 14.8%. The increase is primarily attributable to $34.2 million in revenue from stores acquired since June 30, 2005 and a 5.8%, or $17.7 million, increase in comparable store merchandise revenue compared to the third quarter of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $5.4 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the third quarter of fiscal 2006 was $1,273.0 million compared to $842.4 million during the third quarter of fiscal 2005, an increase of $430.6 million, or 51.1%. The increase in gasoline revenue is primarily attributable to $190.8 million in revenue from stores acquired since June 30, 2005, an increase in comparable store gallons of 8.1 million, or 2.3%, and the 63.0 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in the third quarter of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $9.5 million.

In the third quarter of fiscal 2006, gasoline gallons sold were 461.5 million compared to 395.0 million during the third quarter of fiscal 2005, an increase of 66.5 million gallons, or 16.8%. The increase is primarily attributable to 61.2 million gasoline gallons from stores acquired since June 30, 2005, and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 4.5 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $139.1 million for the third quarter of fiscal 2006 compared to $118.6 million for the third quarter of fiscal 2005, an increase of $20.6 million, or 17.3%. This increase is primarily attributable to the increased merchandise revenue discussed above and an 80 basis point increase in our merchandise margin to 37.4% for the third quarter of fiscal 2006 compared to 36.6% for the third quarter of fiscal 2005. The margin improvement is primarily attributable to the continued growth in food service revenue and private label products, which on average represent higher margin categories. Additionally, service revenue increased 39.2% primarily due to higher lottery commission income driven by the introduction of the North Carolina Educational Lottery.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $64.8 million for the third quarter of fiscal 2006 compared to $48.4 million for the third quarter of fiscal 2005, an increase of $16.3 million, or 33.7%. The increase is primarily attributable to an increase in our gross profit per gallon to 14.0 cents for the third quarter of fiscal 2006 from 12.3 cents in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, our gasoline gross profit per gallon was impacted by volatile wholesale gasoline costs and the timing of related gasoline retail price changes. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled 4.3 cents per gallon and 3.5 cents per gallon for the three months ended June 29, 2006 and June 30, 2005, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 30% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2006 totaled $136.5 million compared to $110.6 million for the third quarter of fiscal 2005, an increase of $25.8 million, or 23.3%. Operating, general and administrative expenses as a percentage of merchandise revenues plus gasoline gallons increased from 15.4% for the third quarter fiscal 2005 to 16.4% for the third quarter fiscal 2006. Store operating expenses increased approximately $13.0 million of which $9.6 million relates to stores acquired since June 30, 2005 and $3.4 million relates to increases in comparable store operating expenses as a result of increased volumes. Self insurance costs increased approximately $3.5 million primarily due to increased reserves as a result of an actuarial study completed during the third quarter of fiscal 2006. The remaining $9.0 million increase relates primarily to increased corporate and field support headcount and the related benefits and other costs.

Income from Operations.    Income from operations totaled $47.3 million for the third quarter of fiscal 2006 compared to $40.4 million for the third quarter of fiscal 2005, an increase of $6.9 million, or 17.0%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for the third quarter of fiscal 2006 totaled $68.9 million compared to EBITDA of $57.1 million during the third quarter of fiscal 2005, an increase of $11.8 million, or 20.7%. The increase is primarily attributable to the increase in income from operations discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our operating performance because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in the business, make calculated acquisitions and to service debt. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies because such other companies may not calculate EBITDA in the same manner as we do.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	June 29, 2006	June 30, 2005
EBITDA	$68,890	$57,059
Interest expense	(15,251)	(14,008)
Depreciation and amortization	(20,136)	(15,933)
Provision for income taxes	(13,212)	(10,517)

Net income	$20,291	$16,601

Interest.    Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the third quarter of fiscal 2006 was $15.3 million compared to $14.0 million for the third quarter of fiscal 2005. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes and additional lease financing, partially offset by decreases in the senior credit facility. The increase in interest expense was partially offset by a $700 thousand increase in interest income as a result of higher invested cash balances and the general increase in interest rates.

Net Income.    Net income for the third quarter of fiscal 2006 was $20.3 million compared to net income of $16.6 million for the third quarter of fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Nine Months Ended June 29, 2006 Compared to the Nine Months Ended June 30, 2005

Merchandise Revenue.    Merchandise revenue for the first nine months of fiscal 2006 was $1,011.7 million compared to $895.4 million for the first nine months of fiscal 2005, an increase of $116.3 million, or 13.0%. The increase is primarily attributable to $86.2 million in revenue from stores acquired since June 30, 2005 and a 5.4%, or $46.5 million, increase in comparable store merchandise revenue compared to the first nine months of fiscal 2005. These increases were partially offset by lost revenue from closed stores of approximately $20.1 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first nine months of fiscal 2006 was $3,264.4 million compared to $2,158.4 million during the first nine months of fiscal 2005, an increase of

$1,106.1 million, or 51.2%. The increase in gasoline revenue is primarily attributable to $501.1 million in revenue from stores acquired since June 30, 2005, an increase in comparable store gallons of 36.7 million, or 3.6%, and the 51 cent per gallon increase in the average gasoline retail price per gallon. The increase in the average gasoline retail price per gallon is a result of our passing along to customers the increases in wholesale fuel costs experienced in fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $30.3 million.

For the first nine months of fiscal 2006, gasoline gallons sold were 1,298.8 million compared to 1,081.8 million during the first nine months of fiscal 2005, an increase of 217.0 million gallons, or 20.1%. The increase is primarily attributable to 193.2 million gasoline gallons from stores acquired since June 30, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 15.7 million.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $379.4 million for the first nine months of fiscal 2006 compared to $328.4 million for the first nine months of fiscal 2005, an increase of $51.0 million, or 15.5%. This increase is primarily attributable to the increased merchandise revenue discussed above and an 80 basis point increase in merchandise margin to 37.5% for the first nine months of fiscal 2006 compared to 36.7% for the first nine months of fiscal 2005.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $198.7 million for the first nine months of fiscal 2006 compared to $132.5 million for the first nine months of fiscal 2005, an increase of $66.3 million, or 50.0%. The increase is primarily attributable to an increase in our gross profit per gallon to 15.3 cents for the first nine months of fiscal 2006 compared to 12.2 cents for the first nine months of fiscal 2005. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled 4.0 cents per gallon and 3.4 cents per gallon for the nine months ended June 29, 2006 and June 30, 2005, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 26% increase in retail gasoline prices.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first nine months of fiscal 2006 totaled $378.4 million compared to $321.5 million for the first nine months of fiscal 2005, an increase of $56.9 million, or 17.7%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. As a percentage of the sum of merchandise revenue and gasoline gallons, operating, general and administrative expense were 16.4% for the nine months ended June 29, 2006, consistent with the 16.3% for the nine months ended June 30, 2005.

Income from Operations.    Income from operations totaled $144.9 million for the first nine months of fiscal 2006 compared to $92.5 million for the first nine months of fiscal 2005, an increase of $52.5 million, or 56.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA for the first nine months of fiscal 2006 totaled $204.1 million compared to EBITDA of $141.2 million for the first nine months of fiscal 2005, an increase of $62.9 million, or 44.6%. The increase is attributable to the increase in income from operations discussed above and a $2.5 million increase in interest income.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Nine Months Ended
	June 29, 2006	June 30, 2005
EBITDA	$204,116	$141,180
Interest expense and loss on extinguishment of debt	(45,928)	(41,471)
Depreciation and amortization	(54,840)	(46,932)
Provision for income taxes	(40,889)	(20,396)

Net income	$62,459	$32,381

Loss on Extinguishment of Debt.    As a result of the refinancing of our senior credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs associated with the previous facility that was paid off.

Interest.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt referred to above. Interest expense for the first nine months of fiscal 2006 was $44.1 million compared to $41.5 million for the first nine months of fiscal 2005. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes and additional lease financing. The increase in interest income of $2.5 million was due to the general increase in interest rates and higher invested cash balances.

Net Income.    Net income for the first nine months of fiscal 2006 was $62.5 million compared to net income of $32.4 million for the first nine months of fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash, and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $112.5 million for the first nine months of fiscal 2006 compared to $81.2 million for the first nine months of fiscal 2005. The increase in cash flow from operations is primarily attributable to the $52.5 million increase in income from operations and changes in working capital. We had $123.7 million of cash and cash equivalents on hand at June 29, 2006.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first nine months of fiscal 2006 were $59.3 million. In the first nine months of fiscal 2006, we had proceeds of $3.9 million from asset dispositions and $3.6 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first nine months of fiscal 2006 were $51.8 million. We anticipate that net capital expenditures for fiscal 2006 will be approximately $90 million.

Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development and information systems, as well as any expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions, and vendor reimbursements.

Acquisitions.    During the first nine months of fiscal 2006, we purchased 102 stores and their related businesses in 9 separate transactions for approximately $102 million in aggregate purchase consideration.

Cash Flows from Financing Activities.    For the first nine months of fiscal 2006, net cash provided by financing activities was $57.2 million. The net cash provided by financing activities is primarily the result of the issuance of the convertible notes, less $18.5 million paid for the associated note hedge and warrant transactions, and the $100.0 million of principal paid on the then existing senior credit facility. In conjunction with the issuance of the convertible notes and the refinancing of our senior credit facility, we paid $6.6 million in loan origination costs. We also entered into new lease financing transactions with proceeds totaling $24.8 million, including $21.0 million related to acquisitions of related businesses. At June 29, 2006, our debt consisted primarily of $204.5 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $225.7 million of outstanding lease finance obligations and $150.0 million of outstanding 3.0% senior subordinated convertible notes.

Senior Credit Facility.    On December 29, 2005, we entered into a Second Amended and Restated Credit Agreement. The amended credit facility consists of (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. In addition, we may incur up to $100.0 million in incremental facilities. The amended credit facility expires in January 2012. The borrowings under the term loan facility were used to refinance our then existing credit facilities and pay related fees and expenses, and to the extent of any excess, for general corporate purposes. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

Our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the Amended and Restated Credit Agreement) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%.

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

The amended credit facility contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include:

•	maximum total leverage ratio;

•	maximum senior leverage ratio; and

•	minimum fixed charge coverage ratio.

Other covenants, among other things, limit our ability to:

•	incur liens or other encumbrances;

•	change our line of business;

•	enter into mergers, consolidations and similar combinations;

•	sell or dispose of assets other than in the ordinary course of business;

•	enter into joint ventures, acquisitions and other investments;

•	enter into transactions with affiliates;

•	pay dividends;

•	change fiscal year; and

•	change organizational documents.

The amended credit facility contains customary events of default including, but not limited to:

•	failure to make payments when due;

•	breaches of representations and warranties;

•	breaches of covenants;

•	defaults under other indebtedness;

•	bankruptcy or insolvency;

•	judgments in excess of specified amounts;

•	certain events related to the Employee Retirement Income Security Act of 1974, as amended;

•	a change of control (as such term is defined in the Amended and Restated Credit Agreement); and

•	invalidity of the guaranty or other documents governing the amended credit facility.

An event of default under the amended credit facility, if not cured or waived, could result in the acceleration of all our indebtedness under the amended credit facility (and other indebtedness containing cross default provisions).

As of June 29, 2006, we had no borrowings outstanding under the revolving credit facility and approximately $44.5 million of standby letters of credit had been issued. As of June 29, 2006, we have approximately $105.5 million in available borrowing capacity under the facility (approximately $45.5 million of which was available for issuances of letters of credit).

Senior Subordinated Notes.    We have outstanding $250.0 million of 7.75% senior subordinated notes due February 19, 2014. Interest on the senior subordinated notes is due on February 19 and August 19 of each year.

Senior Subordinated Convertible Notes.    On November 22, 2005, we completed a private offering of $150.0 million of our convertible notes to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Shareholders’ Equity.    As of June 29, 2006, our shareholders’ equity totaled $310.2 million. The $58.3 million increase from September 29, 2005 is primarily attributable to $62.5 million in net income for the period offset by a net decrease in additional paid-in capital of $5.1 million. The decrease in paid-in capital is related to the net cost of the note hedge and warrant transactions of $18.5 million associated with the issuance of the convertible notes offset by approximately $13.4 million related to stock option exercises and related tax benefits.

Long Term Liquidity.    We believe that anticipated cash flows from operations and funds available from our senior credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations and fund our contractual commitments at least for the next 12 months. As a normal part of our business, depending on market conditions, we from time to time consider opportunities to refinance our existing indebtedness, and although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

New Accounting Standards

In July 2006, FASB issued FIN 48. FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax position taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2008. We have not yet determined the impact of the adoption of FIN 48 on our financial position, results of operations or cash flows.

In October 2005, FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The implementation of this pronouncement did not impact our financial position, results of operations or cash flows.

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

In December 2004, FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3—Stock-Based Compensation for a discussion of the impact of the adoption of SFAS No. 123R.

In November 2004, FASB issued SFAS No. 151. SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage). The adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not impact our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial position, results of operations or cash flows upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and convertible notes and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 29, 2006, including applicable interest rates, are discussed above, in Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7—Derivative Financial Instruments.

The following table presents the future principal cash flows and weighted-average interest rates based on rates in effect at June 29, 2006, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 29, 2006.

Expected Maturity Date

as of June 29, 2006

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Value
Long-term debt	$521	$2,088	$2,091	$2,094	$2,098	$595,932	$604,824	$652,893
Weighted-average interest rate	6.08%	6.09%	6.11%	6.19%	6.26%	6.52%	6.29%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 29, 2006, the interest rate on approximately 87.7% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 81.5% at September 29, 2005. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 29, 2006, would be to change interest expense by approximately $750 thousand.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	June 29, 2006	September 29, 2005
Notional principal amount	$130,000	$202,000
Weighted-average fixed pay rate	4.24%	2.72%
Weighted-average variable receive rate	5.08%	3.86%
Weighted-average years to maturity	2.45	0.55

As of June 29, 2006, the fair value of our swap agreements represented a net asset of $3.8 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance their effectiveness and which do not have a material effect on our overall internal control over financial reporting. In our Annual Report on Form 10-K for the fiscal year ended September 29, 2005, management conducted an evaluation of the effectiveness of internal control over financial reporting as of September 29, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. During this evaluation, management identified the following two material weaknesses (a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) in our internal control over financial reporting:

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

During the first six months of fiscal 2006, we took the following actions to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended September 29, 2005:

•	With the assistance of our Information Services personnel, we restricted user access for the identified individuals within our accounting system to more appropriately segregate the identified individuals’ authority in a manner consistent with their respective roles and responsibilities. In addition, we assigned responsibilities for maintenance to the vendor database to individuals independent of the payables and disbursements functions. Finally, we restricted the usage of inactive vendors within our vendor database in order to maintain pertinence. Management believes these changes effectively remediate this material weakness in our internal control over financial reporting that existed as of September 29, 2005.

•	We customized our accounting system to generate a report of all posted journal entries that are then compared to the approved journal entries and related supporting documentation. Discrepancies identified through this monitoring process are investigated and corrected prior to completion of the financial closing process. Management believes these changes effectively remediate this material weakness in our internal control over financial reporting that existed as of September 29, 2005.

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

As previously reported, there is pending (instituted on July 17, 2004) a suit (Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated vs. The Pantry, Inc.) seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We have filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We filed a motion to dismiss parts of the Amended Complaint on August 23, 2005. On May 17, 2006, the court granted in part and denied in part our motion, with the result that the court will now determine if the case may proceed as a class action under state law and/or a collective action under federal law and if so, who among our present or former employees will be members of the classes. Should the court decide that the case may proceed as a class action under state law or a collective action under federal law, we expect to defend any such claims on their merits. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation.

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

Item 1A.	Risk Factors.

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

The industry and geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gasoline stations, supermarkets, drugstores, discount stores, club stores, out of channel retailers and mass merchants. In recent years, several non-traditional retailers, such as supermarkets, club stores and mass merchants, have impacted the convenience store industry by entering the gasoline retail business. These non-traditional gasoline retailers have obtained a significant share of the motor fuels market and their market share is expected to grow. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence, such as our acquisition of 53 convenience stores operating under the Cowboys® banner in April 2005. Since 1996, we have successfully completed and integrated more than 60 acquisitions, growing our store base from 379 to 1,499 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared to our expectations or the expectations of securities analysts. For example:

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

We have a significant amount of indebtedness. As of June 29, 2006, we had consolidated debt of approximately $830.5 million. As of June 29, 2006, our availability under our senior credit facility for borrowing was approximately $105.5 million (approximately $45.5 of which was available for issuance of letters of credit).

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

We are vulnerable to increases in interest rates because the debt under our senior credit facility is subject to a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we cannot assure you that we will continue to do so, on favorable terms or at all, in the future.

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

We and our subsidiaries are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $150.0 million under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could intensify.

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

If we default on our senior credit facility or either of the indentures governing our outstanding subordinated indebtedness because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

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

BP® and Citgo® supply approximately 90% of our gasoline purchases. We have contracts with Citgo ® until 2010 and BP ® until 2012, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods, financial condition and results of operations.

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

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. In September 2005 we received from the SEC a request that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting and our decision to restate our financial statements with respect to it. The request is part of an informal investigation, which the SEC has said is a fact-finding inquiry that does not mean that the SEC has concluded that we have broken any law or that the SEC has a negative opinion of any person, entity or security. We are cooperating with the SEC in its ongoing inquiry. We are unable to predict how long this request will continue or whether it will result in any adverse action.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives that such sales or issuances could occur, the market price of our common stock could decline. As of August 2, 2006, there are 22,687,240 shares of our common stock outstanding. Of these shares, 22,432,241 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

We may sell securities in the public or private equity markets if and when conditions are favorable, even if we do not have an immediate need for capital at that time. In other circumstances, we may issue shares of our common stock pursuant to existing agreements or arrangements. For example, upon conversion of our outstanding convertible notes, we may, at our option, issue shares of our common stock. In addition, if our convertible notes are converted in connection with a change of control, we may be required to deliver additional shares by increasing the conversion rate with respect to such notes. Notwithstanding the requirement to issue additional shares if convertible notes are converted on a change of control, the maximum conversion rate for our outstanding convertible notes is 25.4517 per $1,000 principal amount of convertible notes.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry, Inc. and McLane Company Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

Date: August 8, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry, Inc. and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]