Form 10-K
period 2006-09-28
PANTRY INC
filed 2006-12-12
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2006

Commission File Number: 000-25813

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1410

1801 Douglas Drive

Sanford, North Carolina

27331-1410

(Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (919) 774-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2006 was $1,141,948,543.

As of December 8, 2006, there were issued and outstanding 22,687,240 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 29, 2007	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country based on store count. As of September 28, 2006, we operated 1,493 stores in eleven states under a number of selected banners including Kangaroo Express SM , our primary operating banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through continuing to selectively pursue acquisitions, merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, new store development, leveraging our geographic economies of scale, and benefiting from the favorable demographics of our markets.

Our principal executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27331. Our telephone number is 919-774-6700.

Our Internet address is www.thepantry.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC.

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” and “our” refer to The Pantry, Inc., and its subsidiaries, and references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006, references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005, references to “fiscal 2004” refer to our fiscal year which ended September 30, 2004, references to “fiscal 2003” refer to our fiscal year which ended September 25, 2003, and references to “fiscal 2002” refer to our fiscal year which ended September 26, 2002. Our fiscal year ended September 30, 2004 included 53 weeks, all remaining periods presented included 52 weeks.

Operations

Merchandise Operations.    In fiscal 2006, our merchandise sales were 23.2% of our total revenues and gross profit on our merchandise sales was 64.8% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Merchandise sales (in millions)	$1,385.7	$1,228.9	$1,172.8	$1,009.7	$1,012.8
Average merchandise sales per store (in thousands)	$954.3	$897.7	$856.7	$791.9	$776.1
Comparable store merchandise sales increase	4.9%	5.3%	3.4%	0.9%	2.8%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	37.4%	36.6%	36.3%	36.2%	34.9%

The increase in average merchandise sales per store in fiscal 2006 is primarily due to the fiscal 2006 comparable store merchandise sales increase of 4.9%. We believe the comparable store gains were driven by our store conversion and re-branding program, as well as our ongoing focus on higher margin merchandise categories such as food service and private label products.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Tobacco products	31.0%	31.1%	30.8%	32.7%	34.3%
Packaged beverages	16.9	16.3	15.7	15.1	14.4
Beer and wine	15.9	16.3	16.8	16.1	16.1
General merchandise, health and beauty care	6.0	6.3	6.0	6.3	6.3
Self-service fast foods and beverages	5.7	5.6	5.5	5.4	5.2
Salty snacks	4.5	4.2	4.2	4.2	3.8
Fast food service	4.2	4.2	3.9	4.2	4.1
Candy	3.9	3.9	3.8	4.1	3.5
Services	3.4	3.0	3.3	3.2	2.6
Dairy products	2.7	3.1	3.3	2.7	2.8
Bread and cakes	2.2	2.3	2.3	2.4	2.3
Grocery and other merchandise	2.1	2.1	2.7	1.8	2.6
Newspapers and magazines	1.5	1.6	1.7	1.8	2.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 28, 2006, we operated 197 quick service restaurants within 190 of our locations. In 124 of these quick service restaurants, we offer products from nationally branded food franchises including Subway®, Quiznos®, Hardee’s®, Krystal®, Church’s®, Dairy Queen®, and Bojangles®. In addition, we offer a variety of proprietary food service programs in 73 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc., or McLane. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in April 2010. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders and car washes, and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of our 1,470 stores that sold gasoline as of September 28, 2006, 971, or 66.1%, were branded under the BP®, Citgo®, Chevron®, or ExxonMobil®, brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts. The initial terms of these supply agreements have expiration dates ranging from 2010 to 2012 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from Citgo Petroleum Corporation, or Citgo®. There are approximately 55 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

Gasoline supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of supplier’s credit cards, insurance coverage, and compliance with legal and environmental requirements. As is typical in the industry, gasoline suppliers generally can terminate the supply contracts if we do not comply with any reasonable and important requirement of the relationship, including if we were to fail to make payments when due, if the supplier withdraws from marketing activities in the area in which we operate, or if our company is involved in fraud, criminal misconduct, bankruptcy or insolvency. In some cases, gasoline suppliers have the right of first refusal to acquire assets used by us to sell their branded gasoline.

In fiscal 2006, our gasoline revenues were 76.8% of our total revenues and gross profit on our gasoline revenues was 35.2% of our total gross profit. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Gasoline sales (in millions)	$4,576.0	$3,200.3	$2,320.2	$1,740.7	$1,470.7
Gasoline gallons sold (in millions)	1,774.9	1,501.0	1,376.9	1,170.3	1,171.9
Average gallons sold per store (in thousands)	1,242.1	1,117.6	1,026.0	940.7	924.2
Comparable store gallon growth	3.1%	4.7%	2.0%	0.7%	1.5%
Average retail price per gallon	$2.58	$2.13	$1.69	$1.49	$1.25
Average gross profit per gallon	$0.158	$0.142	$0.120	$0.124	$0.104
Locations selling gasoline	1,470	1,377	1,335	1,232	1,253
Branded locations	971	878	890	872	959
Private brand locations	499	499	445	360	294

The increase in average gallons sold per store in fiscal 2006 is primarily due to the comparable store gallon growth of 3.1%, our current year acquisitions which on average had higher per store gasoline volumes than our typical store, and our continued efforts to re-brand or re-image our gasoline facilities. In fiscal 2006, the gasoline markets were volatile, with domestic crude oil hitting a low in November 2005 of approximately $56 per barrel and a high in July 2006 of approximately $77 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

Store Locations.    As of September 28, 2006, we operated 1,493 convenience stores located primarily in growing markets, coastal/resort areas and along major interstates and highways. Approximately 34% of our total stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 18% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal or resort areas. Almost all of our stores are freestanding structures averaging approximately 2,600 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 28, 2006	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Florida	29.5%	441	442	461	477	494
North Carolina	21.8	325	304	322	328	331
South Carolina	15.8	236	235	239	240	248
Georgia	8.4	125	126	98	56	56
Tennessee	6.8	101	101	103	14	14
Alabama	5.1	77	38	—	—	—
Mississippi	4.9	73	53	51	53	54
Virginia	3.3	50	50	30	30	30
Kentucky	2.1	31	33	37	38	39
Louisiana	1.7	25	8	8	8	8
Indiana	0.6	9	10	12	14	15

Total	100%	1,493	1,400	1,361	1,258	1,289

The following table summarizes our activities related to acquisitions, store openings and store closures during the last five fiscal years:

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Number of stores at beginning of period	1,400	1,361	1,258	1,289	1,324
Acquired or opened	117	97	140	4	3
Closed or sold	(24)	(58)	(37)	(35)	(38)

Number of stores at end of period	1,493	1,400	1,361	1,258	1,289

Acquisitions.    We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability.

The tables below provide information concerning the acquisitions we completed in fiscal 2006 and in fiscal 2005:

Fiscal 2006
Date Acquired	Seller	Trade Name	Locations	Number of Stores
February 9, 2006	Lee-Moore Oil Company	TruBuy and On The Run®	North Carolina	19
February 16, 2006	Waring Oil Company, LLC	Interstate Food Stops	Mississippi and Louisiana	39
May 11, 2006	Shop-A-Snak Food Mart, Inc.	Shop-A-Snak Food MartSM	Alabama	38
August 10, 2006	Fuel Mate, LLC	Fuel Mate	North Carolina	6
Others (fewer than 5 stores)	Various	Various	Georgia, Florida, Mississippi, North Carolina, and South Carolina	11

Total				113

Fiscal 2005
Date Acquired	Seller	Trade Name	Locations	Number of Stores
April 21, 2005	D&D Oil Co.	CowboysSM	Alabama, Georgia, Mississippi	53
August 18, 2005	Angus I. Hines, Inc.	Sentry Food MartSM	Virginia	23
September 22, 2005	Chatham Oil Company	SpeedmartSM Food Stores	Alabama	13
Others (fewer than 5 stores)	Various	Various	Alabama, Mississippi, North Carolina, and South Carolina	7

Total				96

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment that focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. During fiscal 2006, we opened four new locations. During fiscal 2007, we plan to expand our new store development and open approximately 20 new larger format stores. We feel the larger store layout in the correct location provides opportunity for higher merchandise and gasoline revenues and profit margins.

Improvement of Store Facilities and Equipment.    During fiscal 2006 and fiscal 2005, we upgraded the facilities and equipment at many of our existing and acquired store locations. The gross cost of these upgrades was approximately $70.6 million in fiscal 2006 and $57.9 million in fiscal 2005. Prior to making these expenditures, management assesses potential return on investment, sales volumes, and the lease term for leased locations. Following is a breakdown of these expenditures:

•	we spent $19.6 million on rebuilds and remodeling in fiscal 2006 compared to $9.1 million in fiscal 2005; and

•	we spent $7.5 million on gasoline and store branding in fiscal 2006 compared to $19.7 million in fiscal 2005; and

•	we spent $43.5 million on other capital improvements in fiscal 2006 compared to $29.1 million in fiscal 2005. These amounts included gasoline upgrades, building improvements, new store equipment, quick service restaurant installations and improvements, self-service food service installations and improvements, installation of scanning equipment and other store-related improvements.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2006, we closed or sold 24 stores compared to 58 stores in fiscal 2005.

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

Competition

The convenience store and retail gasoline industries are highly competitive. We compete with numerous other convenience stores, supermarkets, drug stores, discount clubs, gasoline service stations, out of channel retailers, mass merchants, fast food operations and other similar retail outlets. The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe that our modernized store base, strategic mix of locations, gasoline offerings and use of competitive market data, including our Gasoline Pricing System, which helps us optimize competitive gasoline pricing, combined with our management’s expertise, allow us to be an effective and significant competitor in our markets.

Technology and Store Automation

We continue to invest in and deploy technologies that make our business operations competitive. We recently developed a preliminary strategic roadmap to upgrade and replace systems that align with our business strategy and create synergies by effectively combining people, process and technology over the next few years. Starting in fiscal 2007, we expect to begin to combine existing IS projects with new initiatives which will ultimately touch most facets of our business. We will strategically involve subject matter experts and benchmarking to ensure we implement proven solutions.

Key objectives of this initiative include:

•	Assessing our systems strategy and ensuring alignment with our overall business strategy;

•	Responding to and planning for future growth;

•	Continuing efforts to improve processes and apply systems (applications and technology) solutions; and

•	Garnering expected efficiencies as we continue to grow.

Our systems management plan and initiatives consider the following:

•	Our strategy of growth through acquisition and organic growth through sales in our existing stores has required us to ensure that we have technology solutions that scale to our business growth. Additionally, we strive to ensure that performance of information systems are scalable to our store growth and geographical location of our stores.

•	Recent business compliance requirements such as Sarbanes-Oxley and Payment Card Industry Standards (PCI) suggest that we replace manual controls with more reliable and consistent controls supported by robust software and network solutions.

In fiscal 2006 we continued to invest in complementary technology programs and system upgrades targeted to improve store level gasoline pricing and merchandise inventory management, along with new decision support and training tools. These initiatives included:

•	Selection of a business partner for pilot sites that can assist us in the wide scale rollout of a communications network that will create a real-time connection between our Corporate Support Center and our stores. Pilot store locations have been used to test the new high performance network and have produced benefits in the form of reduced sales transaction times for customers and the ability to provide higher quality employee training programs delivered to the store from remote locations.

•	The selection process and planning for a pilot program implementation of our go-forward Point-Of-Sale (POS) solution that will facilitate the testing and final selection of a new store based software and hardware package that, in addition to completing sales transactions, should facilitate improvements in store operations, merchandising opportunities and accounting processing.

As stated in previous years, we continue to develop, enhance and utilize proprietary and packaged applications to improve store level gasoline pricing, gasoline and merchandise inventory management, automate functions throughout our administrative departments and expand the use of decision support tools. We anticipate that we will continue to invest in information systems that make our business operations competitive.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill ZoneSM, Lil’ Champ Food Store®, Handy Way®, Quick StopSM, Kangaroo®, Kangaroo ExpressSM, Fast Lane®, Big K Food StoresSM, Mini MartSM, Depot SM, Food Chief®, Express StopSM, SprintSM, CowboysSM and Smokers ExpressSM. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws. A violation or change of these laws could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Storage and Sale of Gasoline.    We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the Environmental Protection Agency, or EPA, to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 28, 2006, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $18.4 million and $16.3 million are included in other noncurrent liabilities in the accompanying consolidated balance sheets as of September 28, 2006 and September 29, 2005, respectively, and represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 known contaminated sites as of September 28, 2006 and September 29, 2005, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.1 million of our environmental obligation will be funded by state trust funds and third party insurance; as a result we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of September 28, 2006 and September 29, 2005, there were an additional 534 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 28, 2006, anticipated reimbursements of $17.3 million are recorded as other noncurrent assets and $2.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Sale of Alcoholic Beverages.    In certain areas where stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of alcoholic beverages. These agencies may also impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. While the potential exposure for damage claims as a seller of alcoholic beverages is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

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

Employees

As of September 28, 2006, we employed 10,356 full-time and 1,649 part-time employees. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. 11,312 of our employees are employed in our stores and 693 are corporate and field management personnel. None of our employees are represented by unions. We consider our employee relations to be good.

Executive Officers

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Peter J. Sodini	65	President, Chief Executive Officer and Director
Steven J. Ferreira	50	Senior Vice President, Administration
Daniel J. Kelly	54	Vice President, Finance and Chief Financial Officer
David M. Zaborski	51	Senior Vice President, Operations
Keith S. Bell	42	Senior Vice President, Fuels
Melissa H. Anderson	42	Senior Vice President, Human Resources

Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and became The Pantry’s Chairman of the Board in February 2006. He previously served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. from December 1991 through February 1996. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc. Mr. Sodini has served as a director since November 1995.

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

David M. Zaborski has served as Senior Vice President, Operations since January 2006. Mr. Zaborski served as Vice President, Marketing from November 2001 to January 2006. Mr. Zaborski also served as Vice

President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Keith S. Bell has served as our Senior Vice President, Fuels since July 2006. Mr. Bell is an 18-year veteran of BP p.l.c. and Amoco Company, which was acquired by BP p.l.c. in 1998. During his career at BP p.l.c. and Amoco, he progressed through a variety of sales and marketing positions, and most recently was Vice President in charge of BP’s U.S. branded jobber business.

Melissa H. Anderson has served as our Senior Vice President, Human Resources since November 2006. Prior to joining The Pantry, Ms. Anderson was with International Business Machines Corporation, or IBM, where for the last three years, she was the Vice President of Human Resources for IBM Global Financing. While at IBM, she led a worldwide team of human resource professionals responsible for creating and executing a worldwide workforce management strategy for an organization of approximately 3,500 employees. Previously, Ms. Anderson held numerous human resource positions in her 17-year tenure with IBM, including Human Resource Director for IBM’s Tivoli unit.

Item 1A.    Risk Factors.

You should carefully consider the risks described below and under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

Over the past three fiscal years, our gasoline revenue accounted for approximately 72.7% of total revenues and our gasoline gross profit accounted for approximately 32.2% of total gross profit. Crude oil and domestic wholesale petroleum markets are marked by significant volatility. General political conditions, acts of war or terrorism, and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. These factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn would impact our merchandise sales.

Wholesale cost increases of tobacco products could impact our operating results.

Sales of tobacco products have averaged approximately 7.5% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 13.8% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on unit demand for cigarettes. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

Changes in consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in the southeastern United States specifically could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 34.0% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 70 acquisitions, growing our store base from 379 to 1,493 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

Our substantial indebtedness could negatively impact our financial health.

We have a significant amount of indebtedness. As of September 28, 2006, we had consolidated debt, including lease finance obligations, of approximately $848.4 million. As of September 28, 2006, our availability under our senior credit facility for borrowing was approximately $104.2 million (approximately $44.2 million of which was available for issuance of letters of credit).

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

We are vulnerable to increases in interest rates because the debt under our senior credit facility is subject to a variable interest rate. Although in the past we have on occasion entered into certain hedging instruments in an effort to manage our interest rate risk, we may not be able to continue to do so, on favorable terms or at all, in the future.

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

We and our subsidiaries are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $150.0 million under our revolving credit facility. If we and our subsidiaries incur additional indebtedness, the related risks that we and they now face could increase.

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

Our senior credit facility and indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, as defined in the senior credit facility agreement. A violation of any of these covenants could cause an event of default under the senior credit facility.

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

These state trust funds or other responsible third parties including insurers are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing or acquired locations. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect our operating results and financial condition.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers, and may deny or revoke licensure if relationships in violation of the state laws exist. We are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company.

Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would result in an increase in our labor costs. Such cost increases, or the penalties for failing to comply with such statutory minimums, could adversely affect our business, financial condition and results of operations.

From time to time, regulations are proposed which, if adopted, could also have an adverse effect on our business, financial condition or results of operations.

We depend on one principal supplier for the majority of our merchandise.

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane Company, Inc. We have a contract with McLane until April 2010, but we may not be able to renew the contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on two principal suppliers for the majority of our gasoline.

BP® and Citgo® supply approximately 82% of our gasoline purchases. We have contracts with Citgo® until 2010 and BP® until 2012, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our financial condition and results of operations.

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

Pending litigation could adversely affect our financial condition and results of operations.

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition and results of operations could be adversely affected.

Litigation and publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

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

As previously disclosed, on July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. Beginning in September 2005, we received from the SEC requests that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. As previously disclosed, we are cooperating with the SEC in this ongoing investigation. We are unable to predict how long this investigation will continue or whether it will result in any adverse action.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. For example, during management’s fiscal 2005 Sarbanes-Oxley Section 404 assessment, two material weaknesses in internal control over financial reporting were identified. These material weaknesses resulted in a more than remote risk that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 8, 2006, there are 22,687,240 shares of our common stock outstanding. Of these shares, 22,432,241 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of September 28, 2006, we own the real property at 368 of our stores and lease the real property at 1,125 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid for fiscal 2006 for operating leases was $59.8 million and for leases accounted for as lease finance obligations was $24.7 million. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2006-2010	70	5	75
2011-2015	66	1	67
2016-2020	82	3	85
2021-2025	117	11	128
2026-2030	84	25	109
2031-2035	245	10	255
2036-2040	19	51	70
2041-2045	115	14	129
2046-2050	26	16	42
2051-2055	13	152	165

Total	837	288	1,125

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

We own our corporate headquarters, a three story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. Although management believes that our headquarters are adequate for our present needs, we are currently reviewing alternatives to accommodate expected future growth.

Item 3.    Legal Proceedings.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion, with the result that the court will now determine if the case may proceed as a class action under state law and/or a collective action under federal law and if so, who among our present or former employees will be members of the classes. Should the court decide that the case may proceed as a class action under state law or a collective action under federal law, we expect to defend any such claims on their merits. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions and the above lawsuit cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition and results of operations could be adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There are 22,687,240 shares of common stock issued and outstanding as of September 28, 2006. Our common stock is traded on The Nasdaq Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by Nasdaq, based on published financial sources.

	Fiscal 2006		Fiscal 2005
Quarter	High	Low	High	Low
First	$49.70	$32.34	$30.50	$21.45
Second	$63.27	$46.20	$35.60	$27.80
Third	$70.10	$49.31	$40.96	$27.33
Fourth	$58.55	$43.20	$44.77	$33.62

As of December 8, 2006, there were 32 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, to reduce debt and to finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our board of directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

Item 6.    Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplementary Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated. Our fiscal year ended September 30, 2004 included 53 weeks, all remaining periods presented included 52 weeks.

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003		September 26, 2002
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,385.7	$1,228.9	$1,172.8	$1,009.7		$1,012.8
Gasoline revenue	4,576.0	3,200.3	2,320.2	1,740.7		1,470.7

Total revenues	5,961.7	4,429.2	3,493.1	2,750.4		2,483.5
Gross profit:(a)
Merchandise gross profit	517.9	449.2	425.4	365.5		353.9
Gasoline gross profit	281.2	213.9	165.4	145.3		121.5

Total gross profit	799.1	663.1	590.8	510.8		475.4

Operating, general and administrative	521.1	450.3	419.3	373.4		358.3
Depreciation and amortization(b)	76.0	64.3	60.9	55.8		55.6
Income from operations	202.0	148.5	110.6	81.7		61.5
Loss on debt extinguishment(c)	1.8	—	23.1	2.9		—
Interest expense	59.6	56.1	64.3	57.8		59.9
Income before cumulative effect adjustment	89.2	57.8	15.7	14.6		1.4
Cumulative effect adjustment, net of tax	—	—	—	(3.5	)(d)	—

Net income	89.2	57.8	15.7	11.1		1.4
Earnings per share before cumulative effect adjustment:
Basic	$3.95	$2.74	$0.80	$0.81		$0.08
Diluted	$3.88	$2.64	$0.76	$0.80		$0.08
Earnings per share:
Basic	$3.95	$2.74	$0.80	$0.61		$0.08
Diluted	$3.88	$2.64	$0.76	$0.61		$0.08
Weighted-average shares outstanding:
Basic	22,559	21,100	19,606	18,108		18,108
Diluted	22,987	21,930	20,669	18,370		18,109
Other Financial Data:
Adjusted EBITDA(e)	$283.8	$215.7	$173.2	$140.2		$117.8
Cash provided by (used in):
Operating activities	$154.3	$133.6	$117.0	$68.7		$54.4
Investing activities(f)	(219.3)	(166.2)	(227.1)	(24.4)		(23.1)
Financing activities	73.9	36.1	145.2	(13.7)		(39.6)
Gross capital expenditures	96.8	73.4	49.4	25.5		26.5
Net capital expenditures(g)	87.0	58.7	32.8	18.9		18.8
Store Operating Data:
Number of stores (end of period)	1,493	1,400	1,361	1,258		1,289
Average sales per store:
Merchandise revenue (in thousands)	$954.3	$897.7	$856.7	$791.9		$776.1
Gasoline gallons (in thousands)	1,242.1	1,117.6	1,026.0	940.7		924.2
Comparable store sales(h):
Merchandise	4.9%	5.3%	3.4%	0.9%		2.8%
Gasoline gallons	3.1%	4.7%	2.0%	0.7%		1.5%
Operating Data:
Merchandise gross margin	37.4%	36.6%	36.3%	36.2%		34.9%
Gasoline gallons sold (in millions)	1,774.9	1,501.0	1,376.9	1,170.3		1,171.9
Average retail gasoline price per gallon	$2.58	$2.13	$1.69	$1.49		$1.25
Average gasoline gross profit per gallon(i)	$0.158	$0.142	$0.120	$0.124		$0.104
Balance Sheet Data (end of period):
Cash and cash equivalents	$120.4	$111.5	$108.0	$72.9		$42.2
Working capital (deficiency)	98.2	69.8	61.3	16.1		(43.4)
Total assets	1,587.9	1,388.2	1,232.9	992.4		987.3
Total debt and lease finance obligations	848.4	758.5	760.3	596.4		601.3
Shareholders’ equity	337.0	251.9	148.9	127.2		114.1

(footnotes on following pages)

(a)	Gross profit does not include depreciation or allocation of operating, general and administrative expenses.

(b)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project that resulted in either updating or changing the image of the majority of our stores. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $2.0 million and $3.4 million in fiscal 2004 and 2003, respectively.

(c)	On December 29, 2005, we entered into a new senior secured credit facility, which consisted of a $205.0 million term loan and a $150.0 million revolving credit facility, each maturing January 2, 2012. As a result of the refinancing of our senior credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs associated with the previous facility that was paid off. During fiscal 2004, we recorded $23.1 million in charges in connection with the refinancing of our senior credit facility and senior subordinated notes. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, the write-off of approximately $3.5 million of original issue discount and call premiums of approximately $7.8 million. On April 14, 2003, we entered into a new senior secured credit facility. In connection with the refinancing, we recorded a non-cash charge of approximately $2.9 million related to the write-off of the unamortized deferred financing costs associated with the previous credit facility.

(d)	Effective September 27, 2002, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

(e)	Adjusted EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, depreciation and amortization and cumulative effect of change in accounting principle. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning Adjusted EBITDA as one measure of our operating performance and historical ability to service debt and because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisition decisions and to service debt. Management uses Adjusted EBITDA as an operating measure because it allows us to review the performance of our business directly resulting from our retail operations. Additionally, Adjusted EBITDA is used by management for budgeting and field operations compensation targets. Adjusted EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies because such other companies may not calculate Adjusted EBITDA in the same manner as we do.

Any measure that excludes interest expense or loss on extinguishment of debt, depreciation and amortization or income taxes, has material limitations because we have borrowed money in order to finance our operations and our acquisitions, we use capital assets in our business and the payment of income taxes is a necessary element of our operations.

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003	September 26, 2002
Adjusted EBITDA	$283,811	$215,677	$173,182	$140,225	$117,834
Interest expense and loss on extinguishment of debt	(61,434)	(56,130)	(87,344)	(60,693)	(59,932)
Depreciation and amortization	(76,025)	(64,341)	(60,911)	(55,767)	(55,563)
Provision for income taxes	(57,154)	(37,396)	(9,201)	(9,152)	(901)
Cumulative effect adjustment	—	—	—	(3,482)	—

Net income	$89,198	$57,810	$15,726	$11,131	$1,438

(f)	Investing activities include expenditures for acquisitions.

(g)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and lease finance transactions.

(h)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth. Comparable store sales as defined by us may not be comparable to similarly titled measures reported by other companies.

(i)	Gasoline gross profit per gallon represents gasoline revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on gasoline equipment. Gasoline gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion and analysis of our financial condition and results of operation should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Item 8. Consolidated Financial Statements and Supplementary Data.”

Safe Harbor Discussion

This report, including without limitation statements under our discussion and analysis of financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe”, “plan”, “expect”, “anticipate”, “intend”, “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated capital expenditures, including without limitation with regard to technology, costs and burdens of environmental remediation, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of re-branding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, expectations regarding potential acquisitions and new store openings, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions and global demand;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other laws and regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Ability to generate cash to fund indebtedness and support liquidity needs;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Ability to maintain an effective system of internal control over financial reporting;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part 1. Item 1A Risk Factors”. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 12, 2006. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Summary

For the fiscal year ended September 28, 2006, we reported net income of $89.2 million and diluted earnings per share of $3.88 compared to net income of $57.8 million and diluted earnings per share of $2.64 in the fiscal year ended September 29, 2005. Our total revenues for fiscal 2006 increased 34.6% over fiscal 2005 to $6.0 billion. We believe this growth in our business was achieved through the continued execution of our strategy of enhancing same store volume and expanding our Southeast market presence through acquisitions and new store development. We enhanced our business by maintaining an aggressive regional store expansion, growing our store count from 1,400 at September 29, 2005 to 1,493 as of September 28, 2006.

The tables below provide information concerning the acquisitions we completed in fiscal 2006 and in fiscal 2005:

Fiscal 2006
Date Acquired	Seller	Trade Name	Locations	Number of Stores
February 9, 2006	Lee-Moore Oil Company	TruBuy and On The Run®	North Carolina	19
February 16, 2006	Waring Oil Company, LLC	Interstate Food Stops	Mississippi and Louisiana	39
May 11, 2006	Shop-A-Snak Food Mart, Inc.	Shop-A-Snak Food MartSM	Alabama	38
August 10, 2006	Fuel Mate, LLC	Fuel Mate	North Carolina	6
Others (fewer than 5 stores)	Various	Various	Georgia, Florida, Mississippi, North Carolina, and South Carolina	11

Total				113

Fiscal 2005
Date Acquired	Seller	Trade Name	Locations	Number of Stores
April 21, 2005	D&D Oil Co.	CowboysSM	Alabama, Georgia, Mississippi	53
August 18, 2005	Angus I. Hines, Inc.	Sentry Food MartSM	Virginia	23
September 22, 2005	Chatham Oil Company	SpeedmartSM Food Stores	Alabama	13
Others (fewer than 5 stores)	Various	Various	Alabama, Mississippi, North Carolina and South Carolina	7

Total				96

We believe investments in our core business are paying off as evidenced by certain key operating performance measurements. Merchandise revenue increased 12.8% to $1.4 billion in fiscal 2006 and merchandise margin increased for the fourth consecutive year. We experienced growth in comparable stores of 4.9%, driven by our store conversion and re-branding, as well as our focus on the food service and private label product categories and increases in services revenue of 26.0%. Comparable store gasoline gallon volume increased 3.1% in fiscal 2006 as we favorably benefited from a volatile wholesale gasoline market as gasoline gross profit per gallon increased 11.3% to $0.158 compared to $0.142 in fiscal 2005.

The results of our operations during fiscal 2006 include an exceptionally strong first quarter. Net income for our first quarter of fiscal 2006 of $33.0 million represented a 165.0% increase from $12.4 million in the first quarter of fiscal 2005. During the quarter, our comparable store merchandise revenue increased 5.0% while comparable store gasoline gallons increased 4.6%. These results were driven by an unusually strong performance in our gasoline operations, which we believe were made possible, in part, due to the benefits of our long-term gasoline supply contracts. These agreements gave us flexibility and greater certainty of supply in the wake of hurricanes Katrina and Rita. We do not expect our gasoline operations to be this strong in future quarters.

Fiscal 2007 will involve both challenges and opportunities in our gasoline operations. While our gasoline operations will continue to be faced with unknowns such as economic conditions, natural disasters, the war in the Middle East and an evolving political environment, we see unique opportunities going forward. For example, we have begun to evaluate the benefits of diversifying our existing supplier base in certain markets. We are accelerating our raze and re-build program at a number of sites, which we believe will continue to drive positive comparable store gasoline gallon growth.

Our management team has taken positive steps in fiscal 2006 toward strengthening our corporate infrastructure and enabling growth. We believe the additions of Keith S. Bell (Senior Vice President, Fuels) in July 2006, and Melissa H. Anderson (Senior Vice President, Human Resources) in November 2006, will provide additional executive talent to help us manage the significant growth we have experienced and plan to continue. Operationally, we have increased the number of store and administrative personnel to position ourselves for continued growth. We have implemented new training and development program initiatives in fiscal 2006. We have enhanced our college recruiting program and recently added a “Kan Doo University”, a comprehensive indoctrination into all aspects of management which all new District Managers are required to complete.

We generated $154.3 million of cash flow from operations in fiscal 2006, an increase of 15.5% from fiscal 2005, allowing us to make investments of $96.8 million in capital expenditures and $126.8 million in acquisitions. We believe our liquidity remains strong as evidenced by our $120.4 million in cash and cash equivalents at September 28, 2006. At the end of fiscal 2006, our working capital was $98.2 million and our leverage ratio (total debt and lease finance obligations divided by EBITDA) was 3.0 compared to 3.5 at the end of fiscal 2005. We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operation provides an understanding of our business segment, our operations and our financial condition.

Results of Operations

Fiscal 2006 and fiscal 2005 contained 52 weeks and fiscal 2004 contained 53 weeks. The table below provides a summary of our selected financial data for fiscal 2006, fiscal 2005 and fiscal 2004.

	Fiscal Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004
Selected financial data:
Merchandise margin[1]	37.4%	36.6%	36.3%
Gasoline gallons (millions)	1,774.9	1,501.0	1,376.9
Gasoline margin per gallon[1]	$0.158	$0.142	$0.120
Gasoline retail per gallon	$2.58	$2.13	$1.69
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons[2]	16.5%	16.5%	16.4%

Comparable store data:
Merchandise sales %	4.9%	5.3%	3.4%
Gasoline gallons %	3.1%	4.7%	2.0%

Number of stores:
End of period	1,493	1,400	1,361
Weighted-average store count	1,452	1,369	1,369

[1]	We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.

[2]	We believe this presentation eliminates the impact of gasoline retail price changes and enhances year over year comparability.

Fiscal 2006 Compared to Fiscal 2005

Total Revenue.    Total revenue for fiscal 2006 was $6.0 billion compared to $4.4 billion for fiscal 2005, an increase of $1.5 billion, or 34.6%. The increase in total revenue is primarily due to a 21% increase in our average retail price of gasoline gallons sold, the revenue of stores acquired in fiscal 2006 and the effect of a full year of revenue from 2005 acquisitions of $776.1 million and comparable store increases in merchandise sales of $57.0 million and in gasoline gallons of 43.2 million. The impact of these factors was partially offset by lost revenue from closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2006 was $1.4 billion compared to $1.2 billion for fiscal 2005, an increase of $156.8 million, or 12.8%. This increase is primarily due to the merchandise revenue of stores acquired in fiscal 2006 and the effect of a full year of revenue from 2005 acquisitions of $119.1 million and a 4.9% increase in comparable store merchandise sales. These increases were partially offset by lost revenue from closed stores of approximately $23.6 million.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2006 was $4.6 billion compared to $3.2 billion for fiscal 2005, an increase of $1.4 billion, or 43.0%. The increase in gasoline revenue is primarily due to $657.0 million in revenue from stores acquired in fiscal 2006 and the effect of a full year of revenue from 2005 acquisitions, an increase in comparable store gallons of 43.2 million and a 21.1% increase in our average retail price of gasoline. In fiscal 2006, our average retail price of gasoline was $2.58 per gallon, which represents a 45.0 cents per gallon increase in average retail price from fiscal 2005. The increase in our average retail price is the result of increasing wholesale prices from a volatile gasoline market for much of fiscal 2006. The resulting increases in gasoline revenue were partially offset by lost revenue from closed stores of approximately $34.8 million.

In fiscal 2006, gasoline gallons sold were 1.8 billion, an increase of 273.9 million gallons, or 18.2%, from fiscal 2005. The increase is primarily attributable to 245.2 million gasoline gallons from stores acquired in fiscal 2006 and the effect of a full year of gallons from 2005 acquisitions, and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline volume from closed stores of approximately 18.2 million gallons.

Total Gross Profit.    Our fiscal 2006 gross profit was $799.1 million compared to $663.1 million for fiscal 2005, an increase of $136.0 million, or 20.5%. The increase is primarily attributable to the gross profit contribution of stores acquired in fiscal 2006 and the effect of a full year of gross profit contribution from 2005 acquisitions of $80.7 million, the increase in our gasoline gross profit per gallon and our comparable store volume increases discussed above. These increases were partially offset by lost gross profit from closed stores. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $517.9 million for fiscal 2006 compared to $449.3 million for fiscal 2005, an increase of $68.6 million, or 15.3%. This increase is primarily attributable to the increased merchandise revenue discussed above and an 80 basis point increase in our merchandise margin to 37.4% for fiscal 2006 compared to 36.6% for fiscal 2005. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses. The margin improvement is primarily attributable to increased service revenue and the continued growth in food service revenue and revenue from private label products, which on average represent higher margin categories. Service revenue increased 25.9% primarily due to higher lottery commission income driven by the introduction of the North Carolina Educational Lottery, and growth in the car wash, ATM and prepaid phone card categories.

Going forward, we expect to maintain our high merchandise yields with continued investment in our private label program and development of additional quick service restaurants.

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $281.2 million for fiscal 2006 compared to $213.9 million for fiscal 2005, an increase of $67.3 million, or 31.5%. The increase is primarily attributable to an increase in our gross profit per gallon to $0.158 for fiscal 2006 from $0.142 in fiscal 2005. The increase in gasoline gross profit was primarily due to our ability to pass along wholesale crude cost changes to retail prices during fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.041 per gallon and $0.036 per gallon for fiscal 2006 and fiscal 2005, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 21.1% increase in retail gasoline prices.

Operating, General and Administrative.    Operating, general and administrative expenses for fiscal 2006 were $521.1 million compared to $450.3 million for fiscal 2005, an increase of $70.8 million, or 15.7%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. As a percentage of the sum of merchandise revenue and gasoline gallons, operating, general and administrative expenses were 16.5% for fiscal 2006 and fiscal 2005.

Income from Operations.    Income from operations for fiscal 2006 was $202.0 million compared to $148.5 million for fiscal 2005, an increase of $53.5 million, or 36.0%. This increase is primarily due to the increases in gross profit discussed above, partially offset by the increases in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for fiscal 2006 was $283.8 million compared to $215.7 million for fiscal 2005, an increase of $68.1 million, or 31.6%. The increase is primarily due to the variances discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our operating performance and historical ability to service debt because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisition decisions, and to service debt. Management uses EBITDA as an operating measure because it allows us to review the performance of our business directly resulting from our retail operations. Additionally, EBITDA is used by management for budgeting and field operations compensation targets. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies because such other companies may not calculate EBITDA in the same manner as we do.

Any measure that excludes interest expense or loss on extinguishment of debt, depreciation and amortization or income taxes, has material limitations because we have borrowed money in order to finance our operations and our acquisitions, we use capital assets in our business and the payment of income taxes is a necessary element of our operations.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 28, 2006	September 29, 2005
EBITDA	$283,811	$215,677
Interest expense and loss on extinguishment of debt	(61,434)	(56,130)
Depreciation and amortization	(76,025)	(64,341)
Provision for income taxes	(57,154)	(37,396)

Net income	$89,198	$57,810

Loss on extinguishment of debt.    As a result of the refinancing of our senior secured credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs.

Interest.    Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations and the loss on extinguishment of debt referred to above. Interest expense, including loss on extinguishment of debt, for fiscal 2006 was $61.4 million compared to $56.1 million for fiscal 2005, an increase of $5.3 million, or 9.4%. The increase is primarily a result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes and additional lease financing

Income Tax Expense.    We recorded income tax expense of $57.2 million in fiscal 2006 as compared to $37.4 million in fiscal 2005. Our effective tax rate for fiscal 2006 was 39.1% compared to 39.3% for fiscal 2005. The decrease in the effective rate is primarily the result of the resolution of certain federal and state tax contingencies.

Net Income.    Net income for fiscal 2006 was $89.2 million compared to $57.8 million for fiscal 2005. The increase is primarily attributable to increased income from operations discussed above.

Fiscal 2005 Compared to Fiscal 2004

Total Revenue.    Total revenue for fiscal 2005 was $4.4 billion compared to $3.5 billion for fiscal 2004, an increase of $936.2 million, or 26.8%. The increase in total revenue is primarily due to the revenue of stores acquired in fiscal 2005 of $229.6 million, comparable store increases in merchandise sales of $53.2 million and in gasoline gallons of 53.9 million, and a 26.0% increase in our average retail price of gasoline gallons sold. The impact of these factors was partially offset by the impact of a 53rd week in fiscal 2004 of $66.0 million and lost volume from closed stores.

Merchandise Revenue.    Total merchandise revenue for fiscal 2005 was $1.2 billion, an increase of $56.1 million, or 4.8%, from fiscal 2004. This increase is primarily due to the merchandise revenue of stores acquired in fiscal 2005 of $30.9 million and a comparable store merchandise sales increase of 5.3%. We believe the comparable store gains were driven by our store conversion and re-branding program, as well as our focus on merchandise categories such as food service and private label products. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $19.9 million and lost volume from closed stores of approximately $10.9 million.

Gasoline Revenue and Gallons.    Total gasoline revenue for fiscal 2005 was $3.2 billion compared to $2.3 billion for fiscal 2004, an increase of $880.1 million, or 37.9%. The increase in gasoline revenue is primarily due to the increase in our average retail price, gasoline revenue of stores acquired in fiscal 2005 of $198.7 million and comparable store gallon volume growth of 4.7%. We believe the comparable store gallon growth was driven by our efforts to re-brand or re-image our gasoline facilities. In fiscal 2005, our average retail price of gasoline was $2.13 per gallon, which represents a 44.0 cent per gallon, or 26.0%, increase in average retail price from fiscal 2004. The increase in our average retail price is the result of our passing along wholesale cost increases to our customers. These increases were partially offset by the impact of a 53 rd week in fiscal 2004 of $45.6 million and lost revenue from closed stores.

In fiscal 2005, gasoline gallon volume was 1.5 billion gallons, an increase of 124.2 million gallons, or 9.0%, from fiscal 2004. The increase in gasoline gallons was due to the gallon volume from stores acquired in fiscal 2005 of 86.5 million and the comparable store gallon volume increase of 4.7%. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of 24.2 million gallons and lost volume from closed stores of 7.8 million gallons. We believe that the fiscal 2005 comparable store gallon increase was driven by a more consistent and competitive gasoline pricing philosophy as well as the positive impact that our upgrade and remodel activity has had on gasoline gallon volume.

Total Gross Profit.    Our fiscal 2005 gross profit was $663.1 million compared to $590.8 million for fiscal 2004, an increase of $72.3 million, or 12.2%. The increase in gross profit is primarily attributable to the gross profit contribution of stores acquired in fiscal 2005 of $21.4 million, the increase in our gasoline gross profit per gallon and our comparable store volume increases discussed above. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $9.2 million and lost gross profit from closed stores. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.

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

Gasoline Gross Profit and Margin Per Gallon.    Gasoline gross profit was $213.9 million for fiscal 2005 compared to $165.4 million for fiscal 2004, an increase of $48.5 million, or 29.3%. The increase is primarily attributable to the 2.2 cent increase in our gasoline margin per gallon, gasoline gross profit from stores acquired in fiscal 2005 and the comparable store sales gains discussed above. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $1.9 million and lost volume from closed stores. Gasoline gross profit per gallon was $0.142 in fiscal 2005 compared to $0.120 in fiscal 2004. The increase in gasoline gross profit was primarily due to our ability to pass along wholesale crude cost changes to retail prices during fiscal 2005. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These expenses totaled 3.6 cents per gallon and 2.9 cents per gallon for fiscal 2005 and fiscal 2004, respectively. The increase in expenses was primarily related to an increase in credit card fees associated with an increase in the retail price of gasoline.

Operating, General and Administrative.    Operating, general and administrative expenses for fiscal 2005 were $450.3 million compared to $419.3 million for fiscal 2004, an increase of $30.9 million, or 7.4%. The increase is primarily attributable to the operating expenses associated with stores acquired during fiscal 2005 and comparable store increases in labor and other variable expenses. In addition we recorded $6.8 million in charges related to stores closed in fiscal 2005 compared to $1.7 million in fiscal 2004. These increases were partially offset by the impact of a 53rd week in fiscal 2004 of $6.1 million.

Income from Operations.    Income from operations for fiscal 2005 was $148.5 million compared to $110.6 million for fiscal 2004, an increase of $37.9 million, or 34.3%. This increase is primarily due to the increase in gross profit discussed above partially offset by the increases in operating expenses and a $3.4 million increase in depreciation and amortization expenses.

EBITDA.    EBITDA is defined by us as net income before interest expense, loss on extinguishment of debt, income taxes, and depreciation and amortization. EBITDA for fiscal 2005 was $215.7 million compared to $173.2 million for fiscal 2004, an increase of $42.5 million, or 24.5%. The increase is primarily due to the variances discussed above.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 29, 2005	September 30, 2004
EBITDA	$215,677	$173,182
Interest expense and loss on extinguishment of debt	(56,130)	(87,344)
Depreciation and amortization	(64,341)	(60,911)
Provision for income taxes	(37,396)	(9,201)

Net income	$57,810	$15,726

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

Interest.    Interest expense is primarily interest on our long term debt and lease finance obligations and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for fiscal 2005 was $56.1 million compared to $64.3 million for fiscal 2004, a decrease of $8.1 million, or 12.6%. The decrease is primarily attributable to a reduction of approximately 250 basis points in our effective interest rate as a result of the refinancing of our senior credit facility and subordinated notes in February and March of fiscal 2004.

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

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2006 totaled $154.3 million, for fiscal 2005 totaled $133.6 million and for fiscal 2004 totaled $117.0 million. Our increase in net cash provided by operating activities for fiscal 2006 over fiscal 2005 is primarily attributable to the increase in gasoline and merchandise gross profit and the impact of fiscal 2006 acquisitions on operating income.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2006 were $96.8 million. In fiscal 2006, we had proceeds of $4.3 million from asset dispositions and $5.5 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2006 were $87.0 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flow from operations, proceeds from lease finance transactions and asset dispositions and vendor reimbursements.

Our lease finance program includes the packaging of our owned convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property. Our leases are at market rates with initial lease terms between fifteen and twenty years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. We received $42.9 million in proceeds from new lease finance transactions in fiscal 2006 and $14.1 million in fiscal 2005.

We anticipate that net capital expenditures for fiscal 2007 will be approximately $130 million. The increase in anticipated capital expenditures is due to expansion in our new store development and increased technology spending. We anticipate opening 20 new stores in fiscal 2007 compared to four newly-constructed stores in fiscal 2006. We expect capital expenditures for new stores to remain higher as compared to fiscal 2006 as we anticipate opening approximately 20-25 new stores annually over the next five years.

We expect our technology spending to increase during fiscal 2007 as we incur capital expenditures associated with upgrading, consolidating, and replacing our point-of-sale systems. We also expect to increase spending to automate functions throughout our administrative departments and expand the use of decision support tools. We anticipate that our capital expenditures related to technology will be in a range of $20 million to $30 million annually over the next three years.

Acquisitions.    During fiscal 2006, we purchased 113 stores and their related businesses in 13 separate transactions for approximately $126.8 million in aggregate purchase consideration. We anticipate that our acquisition activity in fiscal 2007 will meet or exceed the activity in fiscal 2006.

Cash Flows from Financing Activities.    For fiscal 2006, net cash provided by financing activities was $73.9 million. The net cash provided by financing activities is primarily the result of the issuance of the 3% senior subordinated convertible notes and warrants, less $43.7 million paid for the associated note hedge and the $100.0 million of principal paid on the then existing senior credit facility. In conjunction with the issuance of the convertible notes and the refinancing of our senior credit facility, we paid $6.6 million in loan origination costs. We also entered into new lease financing transactions with proceeds totaling $42.9 million, including $37.4 million related to acquisitions of businesses. At September 28, 2006, our debt consisted primarily of $204.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $244.1 million of outstanding lease finance obligations and $150.0 million of outstanding convertible notes.

Senior Credit Facility.    On December 29, 2005, we entered into a Second Amended and Restated Credit Agreement. The amended credit facility consists of (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. In addition, we may incur up to $100.0 million in incremental facilities. The amended credit facility matures in January 2012. The borrowings under the term loan facility were used to refinance our then existing credit facilities and pay related fees and expenses, and to the extent of any excess, for general corporate purposes. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

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

We are permitted to prepay principal amounts outstanding or reduce commitments under the amended credit facility at any time, in whole or in part, without premium or penalty, upon the giving of proper notice. We may elect how the optional prepayments are applied. In addition, subject to certain exceptions, we are required to prepay outstanding amounts under the amended credit facility with:

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

As of September 28, 2006, we had no borrowings outstanding under the revolving credit facility and approximately $45.8 million of standby letters of credit had been issued. As of September 28, 2006, we have approximately $104.2 million in available borrowing capacity under the facility (approximately $44.2 million of which was available for issuances of letters of credit).

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

We can incur debt under the senior subordinated notes if our fixed charge ratio, as defined, after giving effect to such incurrence, is at least 2.0 to 1.0. Even if we do not meet this ratio we can incur:

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

The senior subordinated notes also place conditions on the terms of asset sales or transfers and require us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing the senior subordinated notes, a change of control is deemed to occur if (a) any person, other than certain “permitted holders” (defined as any member of the senior management of our company), becomes the beneficial owner of more than 50% of the voting power of our common stock, (b) any person, or group of persons acting together, other than a permitted holder, becomes the beneficial owner of more than 35% of the voting power of our common stock and the permitted holders own a lesser percentage than such other person, or (c) the first day on which a majority of the members of our board of directors are not “continuing directors” (as defined in the indenture). At any time prior to February 15, 2007, we may redeem on any one or more occasions up to 35% of the aggregate principal amount of the senior subordinated notes with the net cash proceeds of one or more public equity offerings at a redemption price that is currently 107.75% of the principal amount thereof, plus accrued and unpaid interest. Except in this circumstance, the senior subordinated notes are not redeemable at our option prior to February 15, 2009. On or after February 15, 2009, we may redeem the senior subordinated notes in whole or in part at a redemption price that is 103.875% and decreases to 102.583% after February 15, 2010, 101.292% after February 15, 2011 and 100.0% after February 15, 2012.

Senior Subordinated Convertible Notes.    On November 22, 2005, we completed a private offering of $150.0 million of our senior subordinated convertible notes due 2012 to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Proceeds from the sale of the convertible notes were used (a) to repay approximately $100.0 million of the $305.0 million outstanding under our then existing senior credit facility, (b) to pay a net cost of approximately $18.5 million associated with separate convertible bond hedge and warrant transactions entered into with one or more affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which were designed to limit our exposure to potential dilution from conversion of the convertible notes and (c) to pay other expenses of approximately $4.4 million. We intend to use the remaining cash proceeds for general corporate purposes, including acquisitions.

Holders of the convertible notes may convert their notes prior to the close of business on the business day before the stated maturity date based on the applicable conversion rate only under the following circumstances:

•	during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1,000 divided by the then applicable conversion rate;

•	during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of senior subordinated convertible notes for each day of that period was less than 98% of the product of the closing price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1,000 principal amount of the convertible notes;

•	if specified distributions to holders of our common stock are made, or specified corporate transactions occur;

•	if a fundamental change occurs;

•	at any time on or after May 15, 2012 and through the business day preceding the maturity date.

The initial conversion rate is 19.9622 shares of common stock per $1,000 principal amount of the convertible notes. This is equivalent to an initial conversion price of approximately $50.09 per share of common stock.

Upon conversion, a holder will receive, in lieu of common stock, an amount in cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the convertible note, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

The convertible notes are:

•	junior in right of payment to all of our existing and future senior debt;

•	equal in right of payment to all of our existing and future senior subordinated debt; and

•	senior in right of payment to any of our future subordinated debt.

The terms of the indenture under which the convertible notes are issued do not limit our ability or the ability of our subsidiaries to incur additional debt, including secured debt.

We have filed with the SEC a shelf registration statement with respect to the resale of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes. We have agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are our “affiliates”, of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the volume limit provisions of Rule 144 under the Securities Act or any successor rule thereto or otherwise. We will be required to pay additional interest, subject to some limitations, to the holders of the convertible notes if we fail to comply with our obligations to keep such shelf registration statement effective for the specified time period.

Shareholders’ Equity.    As of September 28, 2006, our shareholders’ equity totaled $337.0 million. The increase of $85.1 million in shareholders’ equity from September 29, 2005 is primarily attributable to fiscal 2006 net income of $89.2 million offset by a net decrease in additional paid-in capital of $3.9 million. The decrease in paid-in capital is related to the net cost of the note hedge and warrant transactions of $18.5 million associated with the issuance of the convertible notes offset by approximately $14.6 million related to stock option exercises and related tax benefits.

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. As of September 28, 2006, we had approximately $44.2 million available under our revolving credit facility. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 28, 2006:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Long-term debt (1)	$2,088	$2,091	$2,094	$2,098	$2,102	$593,830	$604,303
Interest (2)	36,893	36,932	37,365	37,790	37,645	54,498	241,123
Lease finance obligations (3)	27,743	27,576	27,459	27,406	27,409	278,721	416,314
Operating leases (4)	59,185	56,804	53,203	48,948	45,205	231,070	494,415
Purchase obligations (5)	—	21,480	—	24,640	—	28,240	74,360

Total contractual obligations	$125,909	$144,883	$120,121	$140,882	$112,361	$1,186,359	$1,830,515

(1)	Included in long-term debt are amounts owed on our senior subordinated notes, convertible notes, and senior credit facility. These borrowings are further explained in “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)	Included in interest are expected payments on our senior subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is based on the September 28, 2006 rate. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

(3)	Included in lease finance obligations are both principal and interest.

(4)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expenses, which have historically been insignificant. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

(5)	Our contract with BP requires us to purchase a minimum volume of gasoline gallons. In any period in which we fail to meet the minimum volume requirement as set forth in the agreement, we are required to pay an amount equal to two cents ($.02) per gallon times the difference between the actual gallon volume purchased and the minimum volume requirement. The amounts presented assume that we will not meet the minimal volume requirement, which, based on current forecasts, we anticipate meeting.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 28, 2006 (amounts in thousands):

	Fiscal 2007	Total
Standby letters of credit	$45,820	$45,820

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $18.4 million and $16.3 million as of September 28, 2006 and September 29, 2005, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 known contaminated sites for both fiscal 2006 and fiscal 2005, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of September 28, 2006 and September 29, 2005 there were an additional 534 and 510 sites, respectively, that are known to be contaminated sites and that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 140 locations. We anticipate that these capital expenditures will be approximately $29.0 million over the next three years. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through April 10, 2010 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of total merchandise purchases in fiscal 2006.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP®, Citgo®, Chevron®, and ExxonMobil®. The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. These supply agreements have expiration dates ranging from 2010 to 2012 and contain provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets used by us to sell their gasoline.

On July 18, 2006, we entered into the Third Amendment (the “Third Amendment”) to the Branded Jobber Contract dated July 18, 2006 with BP. The Third Amendment extends the term of the Branded Jobber Contract between the Company and BP dated as of February 1, 2003 (the “Original Contract”) until September 30, 2012. In addition, the Third Amendment modified the following terms of the Original Contract:

•	Minimum Volume—Our obligation to purchase a minimum volume of BP branded gasoline each year was amended and is now subject to increase at a rate of approximately 7% per year during the remaining term of the agreement and is measured over a two-year period. During fiscal 2006, we exceeded the requirement for the period ending September 30, 2006. The minimum requirement for the two-year period ending September 30, 2008 is approximately 1.074 billion gallons of BP branded product.

•	Minimum Volume Guarantee—Subject to certain adjustments, in any two-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP branded product purchased and the minimum volume requirement. Based on current forecasts, we do not anticipate paying any penalties under this contract.

Except as expressly provided in the Third Amendment, all terms and conditions of the Original Contract remain in full force and effect.

In fiscal 2003, we signed a gasoline supply agreement with Citgo® and in October 2005, we extended the term of the Citgo agreement to 2010. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through 2010. We have re-branded and/or upgraded images for gasoline offerings at approximately 1,100 locations since initially entering into these agreements. Currently, BP® supplies approximately 28% of our total gasoline volume, which is sold under the BP®/Amoco® brand, and Citgo® supplies approximately 54% of our total gasoline volume. Citgo® supplies both our private brand gasoline, which is sold under our own Kangaroo® and other brands, and Citgo® branded gasoline. The remaining locations, primarily in Florida, remain branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. To date, we have met these purchase levels and expect to continue to do so.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we have faced, and will continue to face increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2006, fiscal 2005 and fiscal 2004. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per gallon data.

	Fiscal 2006				Fiscal 2005				Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,315,323	$1,315,746	$1,645,112	$1,685,521	$941,543	$945,760	$1,166,456	$1,375,480	$744,441	$786,353	$928,327	$1,033,964
Merchandise revenue	316,648	323,004	372,081	373,926	287,067	284,289	324,041	333,494	270,149	270,073	302,879	329,745
Gasoline revenue	998,675	992,742	1,273,031	1,311,595	654,476	661,471	842,415	1,041,986	474,292	516,280	625,448	704,219
Merchandise gross profit (1)	118,736	121,547	139,143	138,516	104,092	105,732	118,574	120,854	99,174	99,486	109,255	117,512
Gasoline gross profit (1)	86,585	47,346	64,778	82,495	49,887	34,120	48,447	81,441	40,936	33,741	44,455	46,284
Income from operations	69,756	27,853	47,323	57,113	33,217	18,802	40,444	56,080	24,200	17,817	34,475	34,103
Net income (loss)	32,971	9,196	20,291	26,740	12,440	3,341	16,601	25,428	4,527	(14,558)	13,202	12,555
Income from operations as a percentage of full year	34.5%	13.8%	23.4%	28.3%	22.4%	12.7%	27.2%	37.8%	21.9%	16.1%	31.2%	30.8%
Comparable store merchandise sales increase	5.0%	5.4%	5.8%	3.0%	5.2%	6.6%	4.1%	4.7%	2.4%	3.4%	3.9%	3.8%
Comparable store sales gasoline gallons increase	4.6%	4.0%	2.3%	0.3%	3.4%	7.7%	5.6%	3.1%	3.4%	1.2%	0.2%	3.2%
Gasoline gross profit per gallon	0.212	0.111	0.140	0.173	0.146	0.099	0.123	0.194	0.126	0.105	0.130	0.120
Gasoline gallons	409,093	428,230	461,524	476,079	340,644	346,151	395,022	419,215	325,580	321,805	342,818	386,657

(1)	We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.

Inflation

Wholesale gasoline fuel prices were volatile during fiscal 2006, fiscal 2005, and fiscal 2004, and we expect that they will remain volatile into the foreseeable future. During fiscal 2006, wholesale crude oil prices hit a high of approximately $77 per barrel in July 2006 and a low of approximately $56 per barrel in November 2005. During fiscal 2005, wholesale crude oil prices hit a high of approximately $70 per barrel in August 2005 and a low of approximately $41 per barrel in December 2004. During fiscal 2004, wholesale crude oil prices hit a high of approximately $50 per barrel in September 2004 and a low of approximately $28 per barrel in September 2003.

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

General CPI, excluding energy, increased 4.0% during fiscal 2006 and 2.1% during fiscal 2005, while food at home CPI, which is most indicative of our merchandise inventory, increased 4.6% during fiscal 2006 and 2.1% during fiscal 2005. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The implementation of this pronouncement did not impact our financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 during the first quarter of fiscal 2006 did not materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Stock Compensation Plans” for a discussion of the impact of the adoption of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs and wasted materials (spoilage). The adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not materially impact our financial statements.

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

Revenue Recognition.    Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue from lottery ticket sales, money orders, car washes, public telephones, amusement and video gaming and other ancillary product and service offerings, which are included in merchandise revenue. We evaluate the criteria of FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. Generally, when we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record the revenue at net amounts.

Accounting for Leases.    We apply the criteria in SFAS No. 13, Accounting for Leases, relating to our leased facilities. Based upon this guidance leases are accounted for as either operating or capital. We also enter into sale and leaseback transactions for certain locations and apply the criteria of SFAS No. 98, Accounting for Leases. For all sale-leaseback transactions entered into through September 28, 2006, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in SFAS 98, and as such we account for these transactions as financing leases.

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. Accrued liabilities have been recorded based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.

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

Derivative Financial Instruments.    We enter into interest rate swap agreements to modify the interest characteristics of our outstanding long-term debt and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreement taking into account the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Asset Retirement Obligations.    We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis and as we did in fiscal 2004, when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. See also “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

Vendor Allowances and Rebates.    We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Some of these vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Payments are recorded as a reduction to cost of goods sold or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement.

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

Reimbursements under state trust fund programs or third party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing rates, newly identified sites and changes in governmental policy.

Changes in laws and government regulation, the financial condition of the state trust funds and third party insurers and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 28, 2006, including applicable interest rates, are discussed above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 28, 2006. Fair values have been determined based on quoted market prices as of September 28, 2006.

Expected Maturity Date

as of September 28, 2006

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total	Fair Value
Long-term debt	$2,088	$2,091	$2,094	$2,098	$2,102	$593,830	$604,303	$649,918
Weighted-average interest rate	6.12%	6.15%	6.24%	6.33%	6.33%	6.72%	6.34%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 28, 2006, the interest rate on 87.8% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 81.5% at September 29, 2005. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 28, 2006, would be to change interest expense by approximately $740 thousand.

The following table presents the notional principal amount, weighted average pay rate, weighted average receive rate and weighted average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	September 28, 2006	September 29, 2005
Notional principal amount	$130,000	$202,000
Weighted average fixed pay rate	4.24%	2.72%
Weighted average variable receive rate	5.52%	3.86%
Weighted average years to maturity	2.21	0.55

As of September 28, 2006, the fair value of our swap agreements represented a net asset of $1.9 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8.    Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the “Company”) as of September 28, 2006 and September 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Pantry, Inc. and subsidiaries as of September 28, 2006 and September 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 12, 2006

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 28, 2006	September 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$120,394	$111,472
Receivables (net of allowance for doubtful accounts of $262 at September 28, 2006 and $546 at September 29, 2005)	68,064	61,597
Inventories	140,135	125,348
Prepaid expenses and other current assets	18,783	19,031
Deferred income taxes	8,348	5,837

Total current assets	355,724	323,285

Property and equipment, net	745,721	630,291

Other assets:
Goodwill	440,681	394,903
Other noncurrent assets	45,781	39,687

Total other assets	486,462	434,590

Total assets	$1,587,907	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	2,088	16,045
Current maturities of lease finance obligations	3,511	2,872
Accounts payable	139,939	131,618
Accrued compensation and related taxes	19,676	16,786
Other accrued taxes	27,440	34,346
Self-insurance reserves	29,898	22,544
Other accrued liabilities	34,978	29,322

Total current liabilities	257,530	253,533

Other liabilities:
Long-term debt	602,215	539,328
Lease finance obligations	240,564	200,214
Deferred income taxes	72,435	64,848
Deferred vendor rebates	23,876	27,385
Other noncurrent liabilities	54,280	50,925

Total other liabilities	993,370	882,700

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,687,240 and 22,316,439 issued and outstanding at September 28, 2006 and September 29, 2005, respectively	227	223
Additional paid-in capital	172,940	176,836
Accumulated other comprehensive income, net of deferred income taxes of $(762) at September 28, 2006 and $(909) at September 29, 2005	1,194	1,426
Retained earnings	162,646	73,448

Total shareholders’ equity	337,007	251,933

Total liabilities and shareholders’ equity	$1,587,907	$1,388,166

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 28, 2006	September 29, 2005	September 30, 2004
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues:
Merchandise	$1,385,659	$1,228,891	$1,172,846
Gasoline	4,576,043	3,200,348	2,320,239

Total revenues	5,961,702	4,429,239	3,493,085

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	867,717	779,639	747,419
Gasoline cost of goods sold (exclusive of items shown separately below)	4,294,839	2,986,453	2,154,823
Operating, general and administrative	521,076	450,263	419,337
Depreciation and amortization	76,025	64,341	60,911

Total costs and operating expenses	5,759,657	4,280,696	3,382,490

Income from operations	202,045	148,543	110,595

Other income (expense):
Loss on extinguishment of debt	(1,832)	—	(23,087)
Interest expense	(59,602)	(56,130)	(64,257)
Interest income	4,941	1,816	725
Miscellaneous	800	977	951

Total other expense	(55,693)	(53,337)	(85,668)

Income before income taxes	146,352	95,206	24,927
Income tax expense	(57,154)	(37,396)	(9,201)

Net income	$89,198	$57,810	$15,726

Earnings per share:
Basic	$3.95	$2.74	$0.80

Diluted	$3.88	$2.64	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Shareholder Loans	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance, September 25, 2003	18,108	$182	$128,002	$(173)	$(690)	$(88)	$127,233

Comprehensive income, net of tax:
Net income	—	—	—	—	—	15,726	15,726
Unrealized gains on qualifying cash flow hedges	—	—	—	—	896	—	896

Comprehensive income	—	—	—	—	896	15,726	16,622
Exercise of stock options and warrants	2,164	22	4,877	—	—	—	4,899
Repayment of shareholder loans	—	—	—	173	—	—	173

Balance, September 30, 2004	20,272	$204	$132,879	$—	$206	$15,638	$148,927

Comprehensive income, net of tax:
Net income	—	—	—	—	—	57,810	57,810
Unrealized gains on qualifying cash flow hedges	—	—	—	—	1,220	—	1,220

Comprehensive income	—	—	—	—	1,220	57,810	59,030
Issuance of stock-public offering	1,500	15	32,835	—	—	—	32,850
Excess income tax benefits from stock-based compensation arrangements	—	—	7,247	—	—	—	7,247
Exercise of stock options and warrants	544	4	3,875	—	—	—	3,879

Balance, September 29, 2005	22,316	$223	$176,836	$—	$1,426	$73,448	$251,933

Comprehensive income, net of tax:
Net income	—	—	—	—	—	89,198	89,198
Unrealized losses on qualifying cash flow hedges	—	—	—	—	(232)	—	(232)

Comprehensive income (loss)					(232)	89,198	88,966
Payment for purchase of note hedge	—	—	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant			25,220				25,220
Stock-based compensation expense	—	—	2,812	—	—	—	2,812
Exercise of stock options	371	4	4,378	—	—	—	4,382
Excess income tax benefits from stock-based compensation arrangements	—	—	5,826	—	—	—	5,826
Income tax benefit of note hedge	—	—	1,588	—	—	—	1,588

Balance, September 28, 2006	22,687	$227	$172,940	$—	$1,194	$162,646	$337,007

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004
	(52 weeks)	(52 weeks)	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,198	$57,810	$15,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,025	64,341	60,911
(Benefit)/provision for deferred income taxes	(1,240)	4,291	9,201
Loss on extinguishment of debt	1,832	—	23,087
Stock compensation expense	2,812	—	—
Other	(1,603)	14,503	7,872
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,582)	(18,539)	(11,146)
Inventories	(5,121)	(22,393)	(977)
Prepaid expenses and other current assets	(4,811)	1,565	(7,005)
Other noncurrent assets	(46)	(2,015)	242
Accounts payable	1,295	10,467	30,830
Other current liabilities and accrued expenses	13,687	30,551	(7,506)
Other noncurrent liabilities	(11,183)	(7,000)	(4,263)

Net cash provided by operating activities	154,263	133,581	116,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(96,826)	(73,387)	(51,916)
Proceeds from sales of land, building and equipment	4,332	10,215	10,454
Acquisitions of businesses, net of cash acquired	(126,791)	(103,068)	(185,607)

Net cash used in investing activities	(219,285)	(166,240)	(227,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(3,004)	(2,719)	(2,760)
Principal repayments of long-term debt	(306,070)	(12,028)	(617,412)
Proceeds from issuance of long-term debt	355,000	—	675,000
Proceeds from lease finance obligations	42,929	14,101	97,104
Proceeds from issuance of common stock, net	—	32,850	—
Proceeds from exercise of stock options	4,382	3,879	4,899
Payment for purchase of note hedge	(43,720)	—	—
Proceeds from issuance of warrant	25,220	—	—
Excess income tax benefits from stock-based compensation arrangements	5,826	—	—
Repayments of shareholder loans	—	—	173
Other financing costs	(6,619)	—	(11,760)

Net cash provided by financing activities	73,944	36,083	145,244

Net increase in cash	8,922	3,424	35,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111,472	108,048	72,901

CASH AND CASH EQUIVALENTS, END OF YEAR	$120,394	$111,472	$108,048

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004
Cash paid during the year:
Interest	$56,545	$54,085	$55,572

Income taxes	$60,812	$12,910	$62

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$164	$—	$—

Accrued purchases of property and equipment	$3,807	$3,217	$6,211

Other non-cash disclosure:

During fiscal 2006, we entered into a noncash nonmonetary exchange of land and building assets for an estimated value of $2.3 million.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly-owned subsidiaries. Transactions and balances of each of our wholly-owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 28, 2006, we own and operate 1,493 convenience stores in Florida (441), North Carolina (325), South Carolina (236), Georgia (125), Tennessee (101), Alabama (77), Mississippi (73), Virginia (50), Kentucky (31), Louisiana (25), and Indiana (9).

Accounting Period

We operate on a 52 or 53 - week fiscal year ending on the last Thursday in September. Fiscal 2006 and fiscal 2005 included 52 weeks and fiscal 2004 included 53 weeks.

Acquisition Accounting

Our acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. Excess of purchase price over fair value of net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Segment Reporting, Goodwill and Other Intangibles

We provide segment reporting in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS No. 131”) which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, and therefore the company has concluded it has one operating and reporting segment under SFAS No. 131 and one reporting unit under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

The provisions of SFAS No. 142 require allocating goodwill to reporting units and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For future valuations, should the enterprise carrying value exceed the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized would be recorded as a component of operating expenses. See Note 5—Goodwill and Other Intangible Assets.

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 clarifies the criteria in recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144. Other intangible assets are included in other noncurrent assets.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property Held for Sale

Property is classified as a component of other current assets when management’s intent is to sell these assets in the ensuing fiscal year and the criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are met. The asset is then recorded at the lower of cost or fair value less cost to sell. These assets primarily consist of land and buildings.

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

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with SFAS No. 13, Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years); whichever is less, using the straight-line method.

Long-Lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets to determine if a write-down to fair value is required. Fair values are internal estimates based on our experience in utilizing or disposing of similar assets. We recorded a provision of approximately $180 thousand, $3.0 million and $7.4 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2006, 2005 and 2004, respectively. We record asset impairment as a component of operating, general and administrative expenses.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Accounting

We apply the criteria in SFAS No. 13, Accounting for Leases (“SFAS No. 13”), relating to our leased facilities. Based upon this guidance leases are accounted for as either operating or capital. We also enter into sale and leaseback transactions for certain locations and apply the criteria of SFAS No. 98, Accounting for Leases (“SFAS No. 98”). For all sale-leaseback transactions entered into through September 28, 2006, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in SFAS 98, and as such we account for these transactions as financing leases.

Revenue Recognition

Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders, and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications, or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

Cost of Goods Sold

The primary components of cost of goods sold are gasoline, merchandise, repairs and maintenance of customer delivery equipment (e.g., gasoline dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are recognized in cost of goods sold in accordance with vendor agreements and as the related inventories are sold.

Operating, General and Administrative Expenses

The primary components of operating, general and administrative expenses are store labor, store occupancy, operations management and administrative personnel, insurance, and other corporate costs necessary to operate the business.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing long-term debt, obtaining lines of credit and obtaining lease financing. See Note 6—Long-Term Debt and Note 7—Lease Finance Obligations. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

Vendor Allowances, Rebates and Other Vendor Payments

We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Our accounting practices with regard to some of our most significant arrangements are as follows:

•	Vendor allowances for price markdowns are credited to cost of goods sold during the period in which the related markdown is taken.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Store imaging allowances are recognized as a reduction of cost of goods sold in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies, and other types of branding as defined in our gasoline contracts.

•	Volume rebates by the vendor in the form of a reduction of the purchase price of the merchandise reduce cost of goods sold when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable, as a reduction in the cost of goods sold in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

•	Slotting and stocking allowances received from a vendor to ensure that its products are carried or to introduce a new product at our stores are recorded as a reduction of cost of goods sold over the period covered by the agreement.

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

The amounts recorded as a reduction of cost of goods sold were $124.9 million, $111.1 million and $107.0 million for fiscal 2006, 2005 and 2004, respectively.

Environmental Costs

We account for the cost incurred to comply with federal and state environmental regulations as follows:

•	Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each site.

•	Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis.

•	Amounts that are probable of reimbursement under state trust fund programs or third party insurers, based on our experience, are recognized as receivables and are expected to be collected within a period of twelve to eighteen months after the reimbursement claim has been submitted. These receivables exclude all deductibles. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

•	Annual fees for tank registration and environmental compliance testing are expensed as incurred.

•	Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

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

Excise Taxes

We collect and remit various federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $750.5 million, $622.5 million, and $550.6 million for fiscal 2006, 2005 and 2004, respectively.

Self-Insurance

The Company is self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $3.0 million, $2.7 million, and $2.0 million for fiscal 2006, 2005 and 2004, respectively.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to pass a tax examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred During a Construction Period. This pronouncement requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The implementation of this pronouncement did not impact our financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN 47 during the first quarter of fiscal 2006 did not materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. We adopted this standard as of the beginning of the first quarter of fiscal 2006 using the modified version of prospective application. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Stock Compensation Plans” for a discussion of the impact of the adoption of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. Examples of “abnormal” costs include costs of idle facilities, excess freight and handling costs and wasted materials (spoilage). The adoption of SFAS No. 151 during the first quarter of fiscal 2006 did not materially impact our financial statements.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

Fiscal 2006 Acquisitions

During fiscal 2006, we purchased 113 stores and their related businesses in 13 separate transactions for approximately $126.8 million in aggregate purchase consideration. All of the fiscal 2006 acquisitions were funded from available cash.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information concerning the acquisitions we have completed in fiscal 2006:

Fiscal 2006
Date Acquired	Seller	Trade Name	Locations	Number of Stores
February 9, 2006	Lee-Moore Oil Company	TruBuy and On The Run®	North Carolina	19
February 16, 2006	Waring Oil Company, LLC	Interstate Food Stops	Mississippi and Louisiana	39
May 11, 2006	Shop-A-Snak Food Mart, Inc.	Shop-A-Snak Food MartSM	Alabama	38
August 10, 2006	Fuel Mate, LLC	Fuel Mate	North Carolina	6
Others (fewer than 5 stores)	Various	Various	Georgia, Florida, Mississippi, North Carolina, and South Carolina	11

Total				113

Following are the aggregate purchase price allocations for the 113 stores acquired during fiscal 2006. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain third party valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet to be significant. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Receivables	$556
Inventories	9,667
Prepaid expenses and other current assets	396
Other noncurrent assets	1,347
Property and equipment, net	91,771

Total assets	103,737
Liabilities Assumed:
Accounts payable	7,026
Other accrued liabilities	888
Deferred income taxes	6,223
Deferred vendor rebates	8,255
Other noncurrent liabilities	2,650

Total liabilities	25,042

Net tangible assets acquired, net of cash	78,695
Non-compete agreements	605
Goodwill	47,532

Total consideration paid, including direct acquisition costs, net of cash acquired	$126,832

We expect that goodwill associated with these transactions totaling $39.8 million will be deductible for income tax purposes over 15 years and $7.7 million will not be deductible.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2005 Acquisitions

During fiscal 2005, we purchased 96 stores and their related businesses in 8 separate transactions for approximately $103.1 million in aggregate purchase consideration. The fiscal 2005 acquisitions were funded from available cash and proceeds from the settlement of the forward equity sale agreement.

The table below provides information concerning the acquisitions we completed in fiscal 2005:

Fiscal 2005
Date Acquired	Seller	Trade Name	Locations	Number of Stores
April 21, 2005	D&D Oil Co.	CowboysSM	Alabama, Georgia, Mississippi	53
August 18, 2005	Angus I. Hines, Inc.	Sentry Food MartSM	Virginia	23
September 22, 2005	Chatham Oil Company	SpeedmartSM Food Stores	Alabama	13
Others (fewer than 5 stores)	Various	Various	Alabama, Mississippi, North Carolina, and South Carolina	7

Total				96

Following are the aggregate purchase price allocations for the 96 stores acquired during fiscal 2005. These allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$8,515
Prepaid expenses and other current assets	88
Property and equipment, net	49,193
Deferred income taxes	120

Total assets	57,916
Liabilities Assumed:
Other accrued liabilities	329
Deferred income taxes	1,446
Deferred vendor rebates	1,491
Other noncurrent liabilities	9,033

Total liabilities	12,299

Net tangible assets acquired, net of cash	45,617
Trade names	2,850
Non-compete agreements	1,350
Goodwill	53,251

Total consideration paid, including direct acquisition costs, net of cash acquired	$103,068

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2006	2005
Total revenues	$6,148,623	$4,787,903

Net income	$93,259	$64,898
Earnings per share:
Basic	$4.13	$3.08
Diluted	$4.06	$2.96

NOTE 3—INVENTORIES

At September 28, 2006 and September 29, 2005, inventories consisted of the following (amounts in thousands):

	2006	2005
Inventories at FIFO cost:
Merchandise	$92,378	$77,413
Gasoline	61,612	57,750

	153,990	135,163
Less adjustment to LIFO cost:
Merchandise	(13,855)	(9,815)

Inventories at LIFO cost	$140,135	$125,348

The positive effect on cost of goods sold of LIFO inventory liquidations was $1.1 million, $184 thousand and $42 thousand for fiscal 2006, 2005 and 2004, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

At September 28, 2006 and September 29, 2005, property and equipment consisted of the following (amounts in thousands):

	2006	2005
Land	$210,847	$174,601
Buildings	255,129	236,201
Equipment, furniture and fixtures	552,125	484,505
Leasehold improvements	122,217	93,776
Construction in progress	39,918	17,782

	1,180,236	1,006,865
Less—accumulated depreciation and amortization	(434,515)	(376,574)

Property and equipment, net	$745,721	$630,291

Depreciation expense was $74.1 million, $63.4 million and $60.4 million for fiscal 2006, 2005 and 2004, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects goodwill and other intangible asset balances as of September 30, 2004 and the activity thereafter through September 28, 2006 (amounts in thousands, except weighted average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted average useful life in years	N/A	N/A	3.0	7.4	27.0
September 30, 2004 gross balance	$341,652	$2,800	$45	$—	$7,959
Dispositions	—	—	(47)	—	(300)
Acquisitions	53,251	—	2,852	—	1,350

September 29, 2005 gross balance	394,903	2,800	2,850	—	9,009
Purchase accounting adjustments (1)	(1,754)	—	—	—	—
Acquisitions	47,532	—	—	1,347	605

September 28, 2006 gross balance	$440,681	$2,800	$2,850	$1,347	$9,614

September 30, 2004 accumulated amortization			$(37)	$—	$(1,766)
Dispositions			47	—	300
Amortization			(412)	—	(421)

September 29, 2005 accumulated amortization			(402)	—	(1,887)
Amortization			(950)	(203)	(673)

September 28, 2006 accumulated amortization			$(1,352)	$(203)	$(2,560)

(1)	Amounts are purchase accounting adjustments related to the finalization of property valuations for prior period acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows (amounts in thousands):

Fiscal year:
2007	$1,884
2008	1,349
2009	569
2010	419
2011	344
Thereafter	5,131

Total estimated amortization expense	$9,696

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of 2006 and our annual testing of indefinite lived intangibles in the fourth quarter of 2006. Intangible assets that are subject to amortization are reviewed for impairment in accordance with the provisions of SFAS No. 144. No impairment charges related to goodwill and other intangible assets were recognized in fiscal 2006, 2005 or 2004.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 28, 2006	September 29, 2005
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	203,975	—
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	—
Senior credit facility; interest payable monthly at LIBOR plus 2.25%; principal due in quarterly installments through March 12, 2011	—	305,000
Other notes payable; various interest rates and maturity dates	328	373

Total long-term debt	604,303	555,373
Less—current maturities	(2,088)	(16,045)

Long-term debt, net of current maturities	$602,215	$539,328

On February 19, 2004, we called for redemption of all the principal amount of our outstanding $200.0 million 10.25% senior subordinated notes due 2007 and completed the sale of $250.0 million of our 7.75% senior subordinated notes due 2014. The redemption of the 10.25% senior subordinated notes was completed on March 22, 2004. The 7.75% senior subordinated notes are guaranteed by our subsidiaries, except three subsidiaries with no indebtedness and de minimis assets (see Note 20—Guarantor Subsidiaries). We incurred approximately $6.6 million in costs associated with the sale of the new notes, which were deferred and will be amortized over the life of the new notes. We recorded a loss on the redemption of our 10.25% senior subordinated notes and refinancing of the senior credit facility of approximately $23.1 million (see Note 11—Interest Expense and Loss on Extinguishment of Debt).

On November 22, 2005, we completed a private offering of $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”) to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11 and as of September 28, 2006, our closing stock price was $54.92. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

Pursuant to EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, (“EITF 90-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the convertible notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in stockholders’ equity as separate equity transactions.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facility and loan origination costs. In connection with the financing, we recorded a non-cash charge of approximately $1.8 million related to the write-off of deferred financing costs associated with the existing credit facility.

The new senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than D&D Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc.). In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of September 28, 2006, there were no outstanding borrowings under the revolving credit facility and we had approximately $45.8 million of standby letters of credit issued under the facility. As a result, we had approximately $104.2 million in available borrowing capacity (approximately $44.2 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset on September 28, 2006 to 5.33%.

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

The remaining annual maturities of our long-term debt as of September 28, 2006 are as follows (amounts in thousands):

Fiscal year:
2007	$2,088
2008	2,091
2009	2,094
2010	2,098
2011	2,102
Thereafter	593,830

Total principal payments	$604,303

The fair value of our indebtedness approximated $649.9 million at September 28, 2006.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LEASE FINANCE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and lease finance obligations at September 28, 2006 and September 29, 2005 are summarized as follows (amounts in thousands):

	September 28, 2006	September 29, 2005
Land	$112,081	$88,053
Buildings	140,565	119,437
Equipment	5,530	5,403
Accumulated depreciation	(29,728)	(23,611)

Total	$228,448	$189,282

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 28, 2006 (amounts in thousands):

Fiscal year	Lease Finance Obligations	Operating Leases
2007	$27,743	$59,185
2008	27,576	56,804
2009	27,459	53,203
2010	27,406	48,948
2011	27,409	45,205
Later years	278,721	231,070

Total minimum lease payments	$416,314	$494,415

Amount representing interest	172,239

Present value of minimum lease payments	244,075
Less—current maturities	(3,511)

Lease finance obligations, net of current maturities	$240,564

Rental expense for operating leases was approximately $65.4 million for fiscal 2006, $55.6 million for fiscal 2005, and $54.3 for fiscal 2004. We have facility leases with step rent provisions, capital improvement funding, and other forms of lease concessions. In accordance with generally accepted accounting principles, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2006, 2005 and 2004, we entered into lease finance obligations with unrelated parties with net proceeds of $42.9 million, $14.1 million and $97.1 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. Included in the fiscal 2006 lease finance obligations is $16.5 million associated with the acquisition of Shop-A-Snak Food Mart, Inc, included in the fiscal 2005 lease finance obligations is $12.1 million associated with the Sentry Food Mart acquisition, and included in the fiscal 2004 lease finance obligations is $94.5 million related to the Golden Gallon® acquisition. We retained ownership of all personal property at these locations.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness; changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest (expense) income was ($7) thousand, $423 thousand, and $1.3 million for fiscal 2006, 2005 and 2004, respectively, for the mark-to-market adjustment of those instruments that do not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 28, 2006, prepaid and other current assets and other noncurrent assets included derivative assets of approximately $107 thousand and approximately $1.8 million, respectively. Cash flow hedges at September 28, 2006 represent interest rate swaps with a notional amount of $130.0 million, a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 9—COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows (amounts in thousands):

	2006	2005
Unrealized gains on qualifying cash flow hedges (net of related income taxes of $(762) and $(909), respectively)	1,194	1,426

Accumulated other comprehensive income	$1,194	$1,426

The components of other comprehensive income (loss), net of income taxes, for the periods presented are as follows (amounts in thousands):

	2006	2005	2004
Net unrealized gains (loss) on qualifying cash flow hedges (net of deferred income taxes of $(147), $781 and $561, respectively)	(232)	1,220	896

Other comprehensive income (loss)	$(232)	$1,220	$896

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of unrealized gains (loss) on qualifying cash flow hedges, net of income taxes, for the periods presented are as follows (amounts in thousands):

	2006	2005	2004
Unrealized (loss) gains on qualifying cash flow hedges	$(1,550)	$1,142	$2,169
Less: Reclassification adjustment recorded as interest income (expense)	1,318	78	(1,273)

Net unrealized (loss) gains on qualifying cash flow hedges	$(232)	$1,220	$896

NOTE 10—ASSET RETIREMENT OBLIGATIONS

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

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate ranging from approximately 6.4% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. This liability is included in other noncurrent liabilities.

We reviewed our estimate of this liability during the quarter ended September 30, 2004 due to changes in the estimate of future underground storage tank removal costs. The change in estimate resulted in an increase of $3.8 million to the carrying amount of the liability and the carrying amount of the related long-lived assets. Since this revision is a change in estimates, we will depreciate the asset and amortize the liability over the remaining useful life of the related underground storage tanks. There were no significant changes to the historical estimated removal costs during fiscal 2006 or 2005.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2006	2005
Beginning balance	$16,822	$14,818
Liabilities incurred	1,470	199
Liabilities assumed—acquisitions	1,420	1,299
Liabilities settled	(1,507)	(724)
Accretion expense	1,642	1,230

Ending balance	$19,847	$16,822

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense are as follows (amounts in thousands):

	2006	2005	2004
Interest on long-term debt, including amortization of deferred financing costs	$39,554	$36,246	$43,180
Interest on lease finance obligations	22,262	20,330	19,259
Interest rate swap settlements	(2,374)	(128)	3,427
Fair market value change in non-qualifying derivatives	7	(423)	(1,312)
Miscellaneous	153	105	(297)

Subtotal: Interest expense	$59,602	$56,130	$64,257
Loss on extinguishment of debt	1,832	—	23,087

Total interest expense and loss on extinguishment of debt	$61,434	$56,130	$87,344

The loss on extinguishment of debt in fiscal year 2006 represents a write-off of approximately $1.8 million of unamortized loan origination costs associated with the refinancing of our senior credit facility in December 2005.

The loss on extinguishment of debt in fiscal year 2004 relates to the redemption of our $200 million 10.25% senior subordinated notes and the refinancing of the senior credit facility. The loss includes the write-off of the unamortized portion of deferred financing costs of $11.8 million, the call premium on the senior subordinated notes of $6.8 million, the call premium on the second lien term loan of $1.0 million, and the write-off of the unamortized original issue discount on the senior credit facility of $3.5 million.

NOTE 12—INCOME TAXES

The components of income tax expense are summarized below (amounts in thousands):

	2006	2005	2004
Current:
Federal	$49,712	$27,733	$272
State	8,682	5,372	4

Current income tax expense	$58,394	$33,105	$276

Deferred:
Federal	$(1,288)	$3,894	$7,882
State	48	397	1,043

Deferred income tax (benefit) expense	(1,240)	4,291	8,925

Net income tax expense	$57,154	$37,396	$9,201

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2006 and September 29, 2005, deferred income tax (liabilities) and assets are comprised of the following (amounts in thousands):

	2006	2005
Property and equipment	$(68,193)	$(68,023)
Inventories	(3,580)	(3,677)
Goodwill and intangibles	(35,315)	(28,172)
Environmental	(560)	(568)
Prepaid expenses	(2,173)	(1,431)
Other	(872)	(1,022)

Gross deferred income tax liabilities	(110,693)	(102,893)

Accrued insurance	10,972	8,020
Asset retirement obligations	5,407	4,404
Deferred vendor rebates	11,099	12,430
Reserve for closed stores	3,697	4,243
Impairment of long-lived assets	741	771
Lease finance obligations	9,769	8,982
Stock-based compensation expense—Nonqualified options	613	—
Other	3,332	3,789

Gross deferred income tax assets	45,630	42,639

Net operating loss carryforwards	840	951
State credits	136	292

Net deferred income tax liability	$(64,087)	$(59,011)

As of September 28, 2006 and September 29, 2005, net current deferred income tax assets totaled $8.3 million and $5.8 million, respectively, and net noncurrent deferred income tax liabilities totaled $72.4 million and $64.8 million, respectively.

The change in net deferred income tax liability also included an increase to goodwill in the amount of $6.2 million which related to the current year stock acquisition.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2006 and fiscal 2005, and 34% in fiscal 2004) to actual income tax expense for each of the periods presented are as follows (amounts in thousands):

	2006	2005	2004
Tax expense at Federal statutory rate	$51,224	$33,322	$8,475
State tax expense, net of federal tax expense	5,674	3,750	983
Permanent differences:
Other permanent items, net	256	324	(257)

Net income tax expense	$57,154	$37,396	$9,201

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2006, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 28, 2006 have the following expiration dates (amounts in thousands):

Year of Expiration	State
2016	$3,010
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321

Total loss carryforward	$15,533

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 28, 2006, we were contingently liable for outstanding letters of credit in the amount of $45.8 million related primarily to several areas in which we are self-insured. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition and results of operations could be adversely affected.

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. Beginning in September 2005, we received from the SEC requests that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. We are cooperating with the SEC in this ongoing investigation.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with accounting principles generally accepted in the United States of America, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 28, 2006, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $5.0 million and $23.9 million, respectively. At September 29, 2005, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $5.4 million and $27.4 million, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

McLane Company, Inc.—we purchase over 50% of our general merchandise from a single wholesaler, McLane. Our arrangement with McLane is governed by a five-year distribution service agreement, which was amended in May 2006 and expires on April 2010. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we were to default under the contract or terminate the distribution service agreement prior to April 2010, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with accounting principles generally accepted in the United States, the original service allowances received and all future service allowances are amortized and recognized as a reduction to cost of goods sold on a straight-line method over the life of the agreement.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 28, 2006, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The trust funds generally require us to pay deductibles ranging from zero dollars to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private coverage for remediation and third party claims. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

In addition to immaterial amounts to be spent by us, a substantial amount will be expended for remediation on behalf of us by state trust funds established in our operating areas or other responsible third parties (including

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurers). To the extent such third parties do not pay for remediation as anticipated by us, we will be obligated to make such payments, which could materially adversely affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

Environmental reserves of $18.4 million and $16.3 million as of September 28, 2006 and September 29, 2005, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 269 known contaminated sites in fiscal 2006 and fiscal 2005, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result, we may spend up to $1.2 million for remediation, tank removal and litigation. Also, as of September 28, 2006 and September 29, 2005, there were an additional 534 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted using an appropriate rate to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter at September 28, 2006 and other cost amounts covered by responsible third parties are as follows (amounts in thousands):

Fiscal Year	Expected Payments
2007	$490
2008	490
2009	415
2010	181
2011	77
Thereafter	101

Total undiscounted amounts not covered by a third party	1,754
Other current cost amounts	20,521
Amount representing interest	(3,917)

Environmental reserves	$18,358

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 28, 2006, anticipated reimbursements of $17.3 million are recorded in other noncurrent assets and $2.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gasoline Contractual Contingencies

On July 18, 2006, we entered into the Third Amendment (the “Third Amendment”) to the Branded Jobber Contract dated July 18, 2006 with BP Products North America Inc. (“BP”). The Third Amendment extends the term of the Branded Jobber Contract between the Company and BP dated as of February 1, 2003 (the “Original Contract”) until September 30, 2012. In addition, the Third Amendment modified the following terms of the Original Contract:

•	Minimum Volume—Our obligation to purchase a minimum volume of BP branded gasoline each year was amended and is now subject to increase at a rate of approximately 7% per year during the remaining term of the agreement and is measured over a two-year period. We exceeded the requirement for the period ending September 30, 2006. The minimum requirement for the two-year period ending September 30, 2008 is approximately 1.074 billion gallons of BP branded product.

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

NOTE 14—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $891 thousand, $837 thousand and $709 thousand for fiscal 2006, 2005 and 2004, respectively.

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

During October 2004, we completed a secondary stock offering in which Freeman Spogli sold 3,850,000 shares of our common stock at a public offering price of $22.96 per share. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward equity sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19, we accounted for the forward equity sale agreement as equity with an initial fair value of zero. We applied the treasury stock method of accounting to the shares covered by the forward equity sale agreement in determining diluted shares outstanding.

In March 2005, Freeman Spogli sold the remaining 2,150,000 shares of our common stock it had registered under an existing shelf registration statement bringing their ownership at the time to approximately 1,700,000 shares, or 8.4% of our outstanding shares. Subsequent to this offering, Freeman Spogli distributed its remaining shares to its limited partners, and as of September 29, 2005, had no remaining ownership in the Company.

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

In November 2005 we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. See Note 6—Long Term Debt for details.

NOTE 16—STOCK COMPENSATION PLANS

On January 1, 1998, we adopted an incentive and non-qualified stock option plan. Pursuant to the provisions of the plan, options may be granted to officers, key employees, consultants or any of our subsidiaries and certain members of the board of directors to purchase up to 1,275,000 shares of common stock. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of ten years.

On June 3, 1999, we adopted a new 1999 stock option plan providing for the grant of incentive stock options and non-qualified stock options to officers, directors, employees and consultants, with provisions similar to the 1998 stock option plan and up to 3,825,000 shares of our common stock available for grant. The plans are administered by our board of directors or a committee of our board of directors. Options are granted at prices determined by our board of directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plans, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

On January 15, 2003, our board of directors amended the 1999 plan to increase the number of shares of common stock that may be issued under the plan by 882,505 shares. This number of shares corresponded to the number of shares that remained available at that time for issuance under the 1998 plan, which our board of directors terminated (except for the purpose of continuing to govern options outstanding under that plan).

Prior to September 30, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, and related interpretations, as permitted by SFAS No. 123. We did not recognize stock-based compensation cost in our Consolidated Statements of Operations prior to

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005, as all options granted under our equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 30, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of September 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to September 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Our stock option plans, which are shareholder approved, permit the grant of share options for up to 5.1 million shares of common stock. We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2004, 2005 and 2006 is presented in the table below:

	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 28, 2003	1,305,892	$6.85
Granted	244,000	15.33
Exercised	(556,305)	8.81
Forfeited	(56,834)	6.74

Options outstanding, September 30, 2004	936,753	$7.90
Granted	395,000	27.11
Exercised	(544,682)	7.12
Forfeited	—	—

Options outstanding, September 29, 2005	787,071	$18.08
Granted	411,500	40.40
Exercised	(370,801)	11.82
Forfeited	(39,166)	27.40

Options outstanding, September 28, 2006	788,604	$32.21	5.6	$17,900
Options exercisable, September 28, 2006	70,771	$19.90	4.5	$2,500

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 28, 2006, remaining compensation expense to be recognized on these options through September 2009 is approximately $4.7 million.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2006, 2005 and 2004 as follows:

	Year Ended
	September 28, 2006	September 29, 2005	September 30, 2004
Weighted-average grant fair value	$11.74	$9.50	$6.48
Weighted-average expected lives (years)	2.00	2.00	2.00
Risk-free interest rate	4.5%	3.0%	1.8%
Expected volatility	47.0%	60.0%	77.0%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2006, 2005 and 2004 was approximately $4.8 million, $3.8 million, and $1.6 million, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was approximately $15.9 million, $14.1 million, and $6.4 million, respectively. Cash received from options exercised totaled approximately $4.4 million, $3.9 million, and $4.9 million, during fiscal 2006, 2005 and 2004 respectively. The total fair value of options vested during fiscal 2006, 2005 and 2004 was approximately $1.8 million, $700 thousand and $500 thousand, respectively.

As a result of adopting SFAS No. 123R, we recorded $2.8 million in stock compensation expense and a related tax benefit of $1.1 million in fiscal 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for fiscal 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ vesting periods.

	September 29, 2005	September 30, 2004
Net income (amounts in thousands, except per share data):
As reported	$57,810	$15,726
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(992)	(486)

Pro forma	$56,818	$15,240

Basic earnings per share:
As reported	$2.74	$0.80
Pro forma	$2.69	$0.78
Diluted earnings per share:
As reported	$2.64	$0.76
Pro forma	$2.59	$0.74

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 28, 2006:

Date Granted	Exercise Prices	Number Outstanding September 28, 2006	Remaining Contractual Life	Number of Options Exercisable
8/31/98	$ 11.27	57	2 years	57
11/26/01	5.12	1,334	2 years	1,334
3/25/03	4.50	5,000	3 years	5,000
7/23/03	8.09	3,334	4 years	3,334
10/22/03	14.80	87,397	4 years	21,397
3/31/04	19.95	10,000	5 years	6,667
11/19/04	26.77	255,315	5 years	27,982
12/15/04	27.89	6,667	5 years	—
3/29/05	30.48	15,000	6 years	5,000
10/26/05	35.76	309,500	6 years	—
01/24/06	58.31	10,000	6 years	—
03/01/06	58.79	10,000	6 years	—
03/30/06	62.03	30,000	7 years	—
07/05/06	56.61	20,000	7 years	—
08/02/06	45.74	25,000	7 years	—

	Total	788,604		70,771

As of September 28, 2006 we have approximately 2.8 million shares available for stock option grants.

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2006	2005	2004
Net income	$89,198	$57,810	$15,726

Earnings per share—basic:
Weighted-average shares outstanding	22,559	21,100	19,606

Earnings per share—basic	$3.95	$2.74	$0.80

Earnings per share—diluted:
Weighted-average shares outstanding	22,559	21,100	19,606
Dilutive impact of options and convertible notes outstanding	428	830	1,063

Weighted-average shares and potential dilutive shares outstanding	22,987	21,930	20,669

Earnings per share—diluted	$3.88	$2.64	$0.76

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 95 thousand for fiscal 2006. There were no options to purchase shares of common stock that were not included in the computation of diluted earnings per share for fiscal 2004 and fiscal 2005.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SUBSEQUENT EVENTS

On November 22, 2006, we signed a definitive agreement to acquire 16 stores in South Carolina from Anglers Mini Mart, Inc. which have been operating under the Anglers banner. The acquisition, which is subject to regulatory and other customary closing conditions, is expected to close in the second quarter of fiscal 2007. We plan to finance the transaction with cash on hand.

On December 11, 2006, we signed a definitive agreement to acquire 24 stores in Alabama, Florida and Georgia from Southwest Georgia Oil Company, Inc. which have been operating under the Sun Stop banner. The acquisition, which is subject to regulatory and other customary closing conditions, is expected to close in the second quarter of fiscal 2007. We plan to finance the transaction with cash on hand.

Separately, the Company recently signed definitive agreements to acquire seventeen additional stores in 8 separate transactions.

NOTE 19—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility, our subordinated notes, and our convertible notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have significant assets. The Non-Guarantor Subsidiaries are D&D Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc. Combined financial information is as follows:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$120,394	$—	$—	$—	$120,394
Receivables, net	68,064	—	—	—	68,064
Inventories	140,135	—	—	—	140,135
Prepaid expenses and other current assets	18,781	2	—	—	18,783
Deferred income taxes	8,348	—	—	—	8,348

Total current assets	355,722	2	—	—	355,724

Investment in subsidiaries	71,773	—	—	(71,773)	—

Property and equipment, net	745,721	—	—	—	745,721

Other assets:
Goodwill	440,681	—	—	—	440,681
Intercompany note receivable	(23,477)	43,872	31,050	(51,445)	—
Other noncurrent assets	45,724	57	—	—	45,781

Total other assets	462,928	43,929	31,050	(51,445)	486,462

Total assets	$1,636,144	$43,931	$31,050	$(123,218)	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,088	$—	$—	$—	$2,088
Current maturities of lease finance obligations	3,511	—	—	—	3,511
Accounts payable	139,939	—	—	—	139,939
Accrued compensation and related taxes	19,676	—	—	—	19,676
Other accrued taxes	27,440	—	—	—	27,440
Self-insurance reserves	29,898	—	—	—	29,898
Other accrued liabilities	35,043	—	—	(65)	34,978

Total current liabilities	257,595	—	—	(65)	257,530

Other liabilities:
Long-term debt	602,215	—	—	—	602,215
Lease finance obligations	240,564	—	—	—	240,564
Deferred income taxes	72,435	—	—	—	72,435
Deferred vendor rebates	23,876	—	—	—	23,876
Intercompany note payable	48,174	3,208	—	(51,382)	—
Other noncurrent liabilities	54,278	2	—	—	54,280

Total other liabilities	1,041,542	3,210	—	(51,382)	993,370

SHAREHOLDERS’ EQUITY:
Common stock	227	523	4	(527)	227
Additional paid-in-capital	172,940	40,551	26,702	(67,253)	172,940
Accumulated other comprehensive income, net	1,194	—	—	—	1,194
Retained earnings (deficit)	162,646	(353)	4,344	(3,991)	162,646

Total shareholders’ equity	337,007	40,721	31,050	(71,771)	337,007

Total liabilities and shareholders’ equity	$1,636,144	$43,931	$31,050	$(123,218)	$1,587,907

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Year Ended September 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,385,659	$—	$—	$—	$1,385,659
Gasoline	4,576,043	—	—	—	4,576,043

Total revenues	5,961,702	—	—	—	5,961,702

Costs and operating expenses:
Merchandise cost of goods sold	867,717	—	—	—	867,717
Gasoline cost of good sold	4,294,839	—	—	—	4,294,839
Operating, general and administrative	521,076	—	—	—	521,076
Depreciation and amortization	76,025	—	—	—	76,025

Total costs and operating expenses	5,759,657	—	—	—	5,759,657

Income from operations	202,045	—	—	—	202,045

Other income (expense):		—	—	—
Loss on extinguishment of debt	(1,832)	—	—	—	(1,832)
Interest expense	(59,602)	—	—	—	(59,602)
Interest income	4,941	—	—	—	4,941
Miscellaneous	800	—	—	—	800

Total other expense	(55,693)	—	—	—	(55,693)

Income before income taxes	146,352	—	—	—	146,352
Income tax expense	(57,154)	—	—	—	(57,154)

Net income	$89,198	$—	$—	$—	$89,198

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,198	$—	$—	$—	$89,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,025	—	—	—	76,025
Provision for deferred income taxes	(1,240)	—	—	—	(1,240)
Loss on extinguishment of debt	1,832	—	—	—	1,832
Stock compensation expense	2,812	—	—	—	2,812
Other	(1,603)	—	—	—	(1,603)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(7,138)	—	556	—	(6,582)
Inventories	(5,125)	—	4	—	(5,121)
Prepaid expenses and other current assets	(9,396)	—	4,585	—	(4,811)
Other noncurrent assets	(46)	—	—	—	(46)
Accounts payable	7,999	—	(6,704)	—	1,295
Other current liabilities and accrued expenses	14,652	—	(965)	—	13,687
Other noncurrent liabilities	(8,320)	—	(2,863)	—	(11,183)

Net cash provided by operating activities	159,650	—	(5,387)	—	154,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(96,826)	—	—	—	(96,826)
Proceeds from sales of land, building and equipment	4,332	—	—	—	4,332
Acquisitions of businesses, net of cash acquired	(132,178)	—	5,387	—	(126,791)

Net cash used in investing activities	(224,672)	—	5,387	—	(219,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle repayments under lease finance obligations	(3,004)	—	—	—	(3,004)
Principle repayments of long-term debt	(306,070)	—	—	—	(306,070)
Proceeds from issuance of long-term debt	355,000	—	—	—	355,000
Proceeds from lease finance obligations	42,929	—	—	—	42,929
Proceeds from exercise of stock options	4,382	—	—	—	4,382
Payment for purchase of note hedge	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	5,826	—	—	—	5,826
Other financing costs	(6,619)	—	—	—	(6,619)

Net cash provided by financing activities	73,944	—	—	—	73,944

Net increase in cash	8,922	—	—	—	8,922
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	111,472	—	—	—	111,472

CASH AND CASH EQUIVALENTS, END OF YEAR	$120,394	$—	$—	$—	$120,394

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$111,472	$—	$—	$—	$111,472
Receivables, net	61,597	—	—	—	61,597
Inventories	125,348	—	—	—	125,348
Prepaid expenses and other current assets	19,029	2	—	—	19,031
Deferred income taxes	5,837	—	—	—	5,837

Total current assets	323,283	2	—	—	323,285

Investment in subsidiaries	40,723	—	—	(40,723)	—

Property and equipment, net	630,291	—	—	—	630,291

Other assets:
Goodwill	394,903	—	—	—	394,903
Intercompany note receivable	(23,477)	43,872	—	(20,395)	—
Other noncurrent assets	39,630	57	—	—	39,687

Total other assets	411,056	43,929	—	(20,395)	434,590

Total assets	$1,405,353	$43,931	$—	$(61,118)	$1,388,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,045	$—	$—	$—	$16,045
Current maturities of lease finance obligations	2,872	—	—	—	2,872
Accounts payable	131,618	—	—	—	131,618
Accrued compensation and related taxes	16,786	—	—	—	16,786
Other accrued taxes	34,346	—	—	—	34,346
Self-insurance reserve	22,544	—	—	—	22,544
Other accrued liabilities	29,387	—	—	(65)	29,322

Total current liabilities	253,598	—	—	(65)	253,533

Other liabilities:
Long-term debt	539,328	—	—	—	539,328
Lease finance obligations	200,214	—	—	—	200,214
Deferred income taxes	64,848	—	—	—	64,848
Deferred vendor rebates	27,385	—	—	—	27,385
Intercompany note payable	17,124	3,208	—	(20,332)	—
Other noncurrent liabilities	50,923	2	—	—	50,925

Total other liabilities	899,822	3,210	—	(20,332)	882,700

SHAREHOLDERS’ EQUITY:
Common stock	223	523	—	(523)	223
Additional paid-in-capital	176,836	40,551	—	(40,551)	176,836
Accumulated other comprehensive income, net	1,426	—	—	—	1,426
Retained earnings (deficit)	73,448	(353)	—	353	73,448

Total shareholders’ equity	251,933	40,721	—	(40,721)	251,933

Total liabilities and shareholders’ equity	$1,405,353	$43,931	$—	$(61,118)	$1,388,166

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Year Ended September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,228,891	$—	$—	$—	$1,228,891
Gasoline	3,200,348	—	—	—	3,200,348

Total revenues	4,429,239	—	—	—	4,429,239

Costs and operating expenses:
Merchandise cost of goods sold	779,639	—	—	—	779,639
Gasoline cost of good sold	2,986,453	—	—	—	2,986,453
Operating, general and administrative	450,263	—	—	—	450,263
Depreciation and amortization	64,341	—	—	—	64,341

Total costs and operating expenses	4,280,696	—	—	—	4,280,696

Income from operations	148,543	—	—	—	148,543

Other income (expense):
Interest expense	(56,130)	—	—	—	(56,130)
Interest income	1,816	—	—	—	1,816
Miscellaneous	977	—	—	—	977

Total other expense	(53,337)	—	—	—	(53,337)

Income before income taxes	95,206	—	—	—	95,206
Income tax expense	(37,396)	—	—	—	(37,396)

Net income	$57,810	$—	$—	$—	$57,810

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC.

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,810	$—	$—	$—	$57,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,341	—	—	—	64,341
Provision for deferred income taxes	4,291	—	—	—	4,291
Other	14,503	—	—	—	14,503
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(18,539)	—	—	—	(18,539)
Inventories	(22,393)	—	—	—	(22,393)
Prepaid expenses and other current assets	1,565	—	—	—	1,565
Other noncurrent assets	(2,015)	—	—	—	(2,015)
Accounts payable	10,467	—	—	—	10,467
Other current liabilities and accrued expenses	30,551	—	—	—	30,551
Other noncurrent liabilities	(7,000)	—	—	—	(7,000)

Net cash provided by operating activities	133,581	—	—	—	133,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(73,387)	—	—	—	(73,387)
Proceeds from sales of land, building and equipment	10,215	—	—	—	10,215
Acquisitions of businesses, net of cash acquired	(103,068)	—	—	—	(103,068)

Net cash used in investing activities	(166,240)	—	—	—	(166,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle repayments under lease finance obligations	(2,719)	—	—	—	(2,719)
Principle repayments of long-term debt	(12,028)	—	—	—	(12,028)
Proceeds from lease finance obligations	14,101	—	—	—	14,101
Proceeds from issuance of common stock, net	32,850	—	—	—	32,850
Proceeds from exercise of stock options	3,879	—	—	—	3,879

Net cash provided by financing activities	36,083	—	—	—	36,083

Net increase in cash	3,424	—	—	—	3,424
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	108,048	—	—	—	108,048

CASH AND CASH EQUIVALENTS, END OF YEAR	$111,472	$—	$—	$—	$111,472

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,172,846	$—	$—	$—	$1,172,846
Gasoline	2,320,239	—	—	—	2,320,239

Total revenues	3,493,085	—	—	—	3,493,085

Costs and operating expenses:
Merchandise cost of goods sold	747,419	—	—	—	747,419
Gasoline cost of good sold	2,154,823	—	—	—	2,154,823
Operating, general and administrative	419,337	—	—	—	419,337
Depreciation and amortization	60,911	—	—	—	60,911

Total costs and operating expenses	3,382,490	—	—	—	3,382,490

Income from operations	110,595	—	—	—	110,595

Other income (expense):
Loss on extinguishment of debt	(23,087)	—	—	—	(23,087)
Interest expense	(64,257)	—	—	—	(64,257)
Interest income	725	—	—	—	725
Miscellaneous	951	—	—	—	951

Total other expense	(85,668)	—	—	—	(85,668)

Income before income taxes	24,927	—	—	—	24,927
Income tax expense	(9,201)	—	—	—	(9,201)

Net income	$15,726	$—	$—	$—	$15,726

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Year Ended September 30, 2004

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,726	$—	$—	$—	$15,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,911	—	—	—	60,911
Provision for deferred income taxes	9,201	—	—	—	9,201
Loss on extinguishment of debt	23,087	—	—	—	23,087
Other	7,872	—	—	—	7,872
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(11,146)	—	—	—	(11,146)
Inventories	(977)	—	—	—	(977)
Prepaid expenses and other current assets	(7,005)	—	—	—	(7,005)
Other noncurrent assets	242	—	—	—	242
Accounts payable	30,830	—	—	—	30,830
Other current liabilities and accrued expenses	(7,506)	—	—	—	(7,506)
Other noncurrent liabilities	(4,263)	—	—	—	(4,263)

Net cash provided by operating activities	116,972	—	—	—	116,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,916)	—	—	—	(51,916)
Proceeds from sales of land, building and equipment	10,454	—	—	—	10,454
Acquisitions of businesses, net of cash acquired	(185,607)	—	—	—	(185,607)

Net cash used in investing activities	(227,069)	—	—	—	(227,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle repayments under lease finance obligations	(2,760)	—	—	—	(2,760)
Principle repayments of long-term debt	(617,412)	—	—	—	(617,412)
Proceeds from issuance of long-term debt	675,000	—	—	—	675,000
Proceeds from lease finance obligations	97,104	—	—	—	97,104
Proceeds from exercise of stock options	4,899	—	—	—	4,899
Repayments of shareholder loans	173	—	—	—	173
Other financing costs	(11,760)	—	—	—	(11,760)

Net cash provided by financing activities	145,244	—	—	—	145,244

Net increase in cash	35,147	—	—	—	35,147
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,901	—	—	—	72,901

CASH AND CASH EQUIVALENTS, END OF YEAR	$108,048	$—	$—	$—	$108,048

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of September 28, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors. Based on our assessment, management determined that, at September 28, 2006, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of September 28, 2006, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation steps described above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Pantry, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2006 of the Company and our report dated December 12, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Charlotte, North Carolina

December 12, 2006

Item 9B.    Other Information.

None.

PART III

Item 10.    Our Directors and Executive Officers.

Information concerning our executive officers is included in the section entitled “Executive Officers” on page 10 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007. Information concerning the audit committee of our board of directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held in March 2006.

Item 11.    Executive Compensation.

This information is incorporated by reference from the section entitled “Executive Compensation” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007.

Item 13.    Certain Relationships and Related Transactions.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Transactions with Affiliates” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007.

Item 14.    Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 29, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 28, 2006:

(i)	Consolidated Financial Statements—See index on page 48 of this Annual Report on Form 10-K for the year ended September 28, 2006.

(ii)	Financial Statement Schedule—See index on page 48 of this Annual Report on Form 10-K for the year ended September 28, 2006.

(iii)	Exhibits:

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.1	Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.2	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.6) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.3	Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
4.4	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.1	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation and Raymond James Bank, FSB, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.2	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.3	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)

Exhibit No.	Description of Document
10.4	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004)
10.5	Second Amendment to Amended and Restated Credit Agreement and Waiver dated August 5, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and certain lenders identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005)
10.6	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D& D Oil Co., Inc, subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005)
10.7	Purchase Agreement dated November 16, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.8	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.9	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.10	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.11	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.12	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.13	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.14	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini (incorporated by reference to Exhibit 4.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

Exhibit No.	Description of Document
10.15	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini (incorporated by reference to Exhibit 10.36 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999)
10.16	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.17	Second Amended and Restated Pledge Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.18	Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.19	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.20	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.21	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.22	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.23	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.24	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.25	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

Exhibit No.	Description of Document
10.26	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on October 31, 2003))
10.27	Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006) (represents a management contract or compensatory plan or arrangement)
10.28	Summary of Material Terms of The Pantry Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005) (represents a management contract or compensatory plan or arrangement)
10.29	Management and Administrative Incentive Plan (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002) (represents a management contract or compensatory plan or arrangement)
10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)
10.31	1999 Stock Option Plan, as amended and restated as of August 2, 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006) (represents a management contract or compensatory plan or arrangement)
10.32	Form of Incentive Stock Option Agreement to the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensatory plan or arrangement)
10.33	The Pantry 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended December 25, 1997) (represents a management contract or compensatory plan or arrangement)
10.34	Form of Incentive Stock Option Agreement to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)
10.35	The Pantry Inc. 1998 Stock Subscription Plan (incorporated by reference to Exhibit 10.25 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998) (represents a management contract or compensatory plan or arrangement)
10.36	Form of Stock Subscription Agreement (incorporated by reference to Exhibit 10.26 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)
10.37	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811)) (represents a management contract or compensatory plan or arrangement)
10.38	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999) (represents a management contract or compensatory plan or arrangement)
10.39	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001) (represents a management contract or compensatory plan or arrangement)

Exhibit No.	Description of Document
10.40	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002) (represents a management contract or compensatory plan or arrangement)
10.41	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003) (represents a management contract or compensatory plan or arrangement)
10.42	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005) (represents a management contract or compensatory plan or arrangement)
10.43	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.44	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.45	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.46	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.47	Employment Agreement dated July 21, 2006 by and between Keith S. Bell and The Pantry (represents a management contract or compensatory plan or arrangement)
10.48	Employment Agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry (represents a management contract or compensatory plan or arrangement)
10.49	Summary of Amendment to Halloran Option Agreement (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006) (represents a management contract or compensatory plan or arrangement)
10.50	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements (incorporated by reference to Exhibit 10.6 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006) (represents a management contract or compensatory plan or arrangement)
10.51	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)
10.52	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)

Exhibit No.	Description of Document
10.54	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.55	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.56	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)
10.57	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane Company Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)
10.58	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.59	Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)
10.60	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.61	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)
10.62	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

Exhibit No.	Description of Document
10.63	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)
10.64	Third Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

(b)	See (a)(iii) above.

(c)	See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI
Peter J. Sodini President and Chief Executive Officer

Date: December 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2006

/s/ DANIEL J. KELLY Daniel J. Kelly	Vice President and Chief Financial Officer (Principal Financial Officer)	December 12, 2006

/s/ BERRY L. EPLEY Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 12, 2006

/s/ ROBERT F. BERNSTOCK Robert F. Bernstock	Director	December 12, 2006

/s/ WILFRED A. FINNEGAN Wilfred A. Finnegan	Director	December 12, 2006

/s/ EDWIN J. HOLMAN Edwin J. Holman	Director	December 12, 2006

/s/ TERRY L. MCELROY Terry L. McElroy	Director	December 12, 2006

/s/ MARK D. MILES Mark D. Miles	Director	December 12, 2006

/s/ BRYAN E. MONKHOUSE Bryan E. Monkhouse	Director	December 12, 2006

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	December 12, 2006

/s/ MARIA DEL CARMEN RICHTER Maria Del Carmen Richter	Director	December 12, 2006

/s/ PAUL L. BRUNSWICK Paul L. Brunswick	Director	December 12, 2006

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions related to acquisitions	Deductions for payments or write-offs	Balance at end of period
Year ended September 28, 2006
Allowance for doubtful accounts	$546	$—	$—	$(284)	$262
Reserve for environmental issues	16,320	3,097	—	(1,059)	18,358
Reserve for closed stores	7,946	498	—	(1,355)	7,089

	$24,812	$3,595	$—	$(2,698)	$25,709

Year ended September 29, 2005
Allowance for doubtful accounts	$417	$219	$—	$(90)	$546
Reserve for environmental issues	14,051	3,259	—	(990)	16,320
Reserve for closed stores	3,029	5,558	—	(641)	7,946

	$17,497	$9,036	$—	$(1,721)	$24,812

Year ended September 30, 2004
Allowance for doubtful accounts	$665	$700	$—	$(948)	$417
Reserve for environmental issues	13,823	437	675	(884)	14,051
Reserve for closed stores	3,201	1,736	—	(1,908)	3,029

	$17,689	$2,873	$675	$(3,740)	$17,497

Exhibit Index

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.1	Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.2	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.6) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.3	Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
4.4	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.8) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.1	Amended and Restated Credit Agreement dated March 12, 2004 among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo Bank (“Wells Fargo”), as documentation agent and lender, and Credit Industrial et Commercial, Guaranty Bank, IKB Capital Corporation and Raymond James Bank, FSB, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.2	Amended and Restated Pledge Agreement dated March 12, 2004 by and among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.3	Amended and Restated Security Agreement dated March 12, 2004 among The Pantry and R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2004)
10.4	First Amendment to Amended and Restated Credit Agreement dated September 30, 2004 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Credit Suisse First Boston, as syndication agent and lender, Wells Fargo, as documentation agent and lender, and certain other lenders, as identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004)
10.5	Second Amendment to Amended and Restated Credit Agreement and Waiver dated August 5, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and certain lenders identified in the signature pages thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005)
10.6	Third Amendment to Amended and Restated Credit Agreement dated November 11, 2005 by and among The Pantry, as borrower, R&H Maxxon, Inc., Kangaroo, Inc. and D& D Oil Co., Inc, subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2005)

Exhibit No.	Description of Document
10.7	Purchase Agreement dated November 16, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.8	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.9	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.10	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.11	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.12	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.13	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.14	Amended and Restated Registration Rights Agreement dated July 2, 1998 by and among The Pantry, FS Equity Partners III, L.P. (“FSEP III”), FS Equity Partners IV, L.P. (“FSEP IV”), FS Equity Partners International, L.P. (“FSEP International”), Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners, and Peter J. Sodini (incorporated by reference to Exhibit 4.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
10.15	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated June 1, 1999 by and among The Pantry, FSEP III, FSEP IV, FSEP International, Chase Manhattan Capital, L.P., CB Capital Investors, L.P., Baseball Partners and Peter J. Sodini (incorporated by reference to Exhibit 10.36 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999)
10.16	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.17	Second Amended and Restated Pledge Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

Exhibit No.	Description of Document
10.18	Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.19	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.20	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.21	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.22	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.23	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.24	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.25	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.26	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement referenced in Exhibit 2.3 above (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on October 31, 2003))
10.27	Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006) (represents a management contract or compensatory plan or arrangement)
10.28	Summary of Material Terms of The Pantry Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005) (represents a management contract or compensatory plan or arrangement)
10.29	Management and Administrative Incentive Plan (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002) (represents a management contract or compensatory plan or arrangement)
10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)

Exhibit No.	Description of Document
10.31	1999 Stock Option Plan, as amended and restated as of August 2, 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006) (represents a management contract or compensatory plan or arrangement)
10.32	Form of Incentive Stock Option Agreement to the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004) (represents a management contract or compensatory plan or arrangement)
10.33	The Pantry 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended December 25, 1997) (represents a management contract or compensatory plan or arrangement)
10.34	Form of Incentive Stock Option Agreement to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)
10.35	The Pantry Inc. 1998 Stock Subscription Plan (incorporated by reference to Exhibit 10.25 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 24, 1998) (represents a management contract or compensatory plan or arrangement)
10.36	Form of Stock Subscription Agreement (incorporated by reference to Exhibit 10.26 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) (represents a management contract or compensatory plan or arrangement)
10.37	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811)) (represents a management contract or compensatory plan or arrangement)
10.38	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999) (represents a management contract or compensatory plan or arrangement)
10.39	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001) (represents a management contract or compensatory plan or arrangement)
10.40	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002) (represents a management contract or compensatory plan or arrangement)
10.41	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003) (represents a management contract or compensatory plan or arrangement)
10.42	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005) (represents a management contract or compensatory plan or arrangement)
10.43	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.44	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)

Exhibit No.	Description of Document
10.45	Employment Agreement dated May 3, 2003 by and between Joseph A. Krol and The Pantry (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.46	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003) (represents a management contract or compensatory plan or arrangement)
10.47	Employment Agreement dated July 21, 2006 by and between Keith S. Bell and The Pantry (represents a management contract or compensatory plan or arrangement)
10.48	Employment Agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry (represents a management contract or compensatory plan or arrangement)
10.49	Summary of Amendment to Halloran Option Agreement (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006) (represents a management contract or compensatory plan or arrangement)
10.50	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements (incorporated by reference to Exhibit 10.6 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006) (represents a management contract or compensatory plan or arrangement)
10.51	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)
10.52	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)
10.54	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.55	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.56	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)
10.57	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane Company Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)

Exhibit No.	Description of Document
10.58	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.59	Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)
10.60	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.61	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)
10.62	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.63	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)
10.64	Third Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]