Form 10-Q/A
period 2006-03-30
PANTRY INC
filed 2007-01-16
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

The Company hereby amends Item 6 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006, for the sole purpose of filing Exhibit 10.7. The Company inadvertently failed to include Exhibit 10.7 in the Form 10-Q for the quarterly period ended March 30, 2006. This report continues to be presented as of the date of the original filing, and the Company has not updated the disclosure in this report to a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

THE PANTRY, INC.

FORM 10-Q

MARCH 30, 2006

Page
Part II—Other Information
Item 6.	Exhibits	3

2

THE PANTRY, INC.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Document
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.2	Second Amended and Restated Pledge Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.3	Second Amended and Restated Security Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.4	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.5*	Summary of Amendment to Halloran Option Agreement.

10.6*	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements.

10.7	Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/S/ DANIEL J. KELLY
Daniel J. Kelly Vice President, Chief Financial Officer and Assistant Secretary

Date: January 16, 2007

4

EXHIBIT INDEX

Item 6. Exhibits.

Exhibit Number	Description of Document
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.2	Second Amended and Restated Pledge Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.3	Second Amended and Restated Security Agreement dated as of December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006).

10.4	Independent Director Compensation Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006).

10.5*	Summary of Amendment to Halloran Option Agreement.

10.6*	Summary of Amendments to Allumbaugh, Yarborough, III, and Starrett Option Agreements.

10.7	Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

5