Form 10-Q
period 2006-12-28
PANTRY INC
filed 2007-02-06
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2006

Commission File Number : 000-25813

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Douglas Drive

Sanford, North Carolina 27330

(Address of principal executive offices and zip code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,782,075 SHARES
(Class)	(Outstanding at February 2, 2007)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 28, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 28, 2006	September 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$110,758	$120,394
Receivables, net	62,586	68,064
Inventories	130,346	140,135
Prepaid expenses and other current assets	13,199	18,783
Deferred income taxes	8,594	8,348

Total current assets	325,483	355,724

Property and equipment, net	762,408	745,721

Other assets:
Goodwill	446,009	440,681
Other noncurrent assets	45,340	45,781

Total other assets	491,349	486,462

Total assets	$1,579,240	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,088	$2,088
Current maturities of lease finance obligations	3,807	3,511
Accounts payable	128,761	139,939
Accrued compensation and related taxes	15,944	19,676
Other accrued taxes	17,301	27,440
Self-insurance reserves	31,383	29,898
Other accrued liabilities	35,973	34,978

Total current liabilities	235,257	257,530

Other liabilities:
Long-term debt	601,693	602,215
Lease finance obligations	253,542	240,564
Deferred income taxes	72,417	72,435
Deferred vendor rebates	23,600	23,876
Other noncurrent liabilities	54,278	54,280

Total other liabilities	1,005,530	993,370

Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,687,240 issued and outstanding at December 28, 2006 and September 28, 2006	227	227
Additional paid-in capital	174,307	172,940
Accumulated other comprehensive income, net of deferred income taxes of $732 at December 28, 2006 and $762 at September 28, 2006	1,147	1,194
Retained earnings	162,772	162,646

Total shareholders’ equity	338,453	337,007

Total liabilities and shareholders’ equity	$1,579,240	$1,587,907

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 28, 2006	December 29, 2005
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$349,239	$316,648
Gasoline	1,031,901	998,675

Total revenues	1,381,140	1,315,323

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	217,923	197,912
Gasoline cost of goods sold (exclusive of items shown separately below)	991,682	912,090
Operating, general and administrative	136,353	118,328
Depreciation and amortization	20,856	17,237

Total costs and operating expenses	1,366,814	1,245,567

Income from operations	14,326	69,756

Other income (expense):
Loss on extinguishment of debt	—	(1,832)
Interest expense	(15,486)	(14,433)
Interest income	1,357	1,044
Miscellaneous	167	159

Total other expense	(13,962)	(15,062)

Income before income taxes	364	54,694
Income tax expense	(239)	(21,723)

Net income	$125	$32,971

Earnings per share:
Basic	$0.01	$1.48
Diluted	$0.01	$1.46

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 28, 2006	December 29, 2005
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125	$32,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,856	17,237
(Benefit) Provision for deferred income taxes	(234)	47
Loss on extinguishment of debt	—	1,832
Stock compensation expense	883	628
Other	1,669	(180)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	4,613	8,996
Inventories	10,699	9,403
Prepaid expenses and other current assets	4,019	2,709
Other noncurrent assets	(139)	135
Accounts payable	(11,178)	(9,091)
Other current liabilities and accrued expenses	(14,886)	4,225
Other noncurrent liabilities	(1,440)	(1,663)

Net cash provided by operating activities	14,987	67,249

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19,375)	(13,709)
Proceeds from sales of property and equipment	3,250	1,239
Acquisitions of businesses, net of cash acquired	(21,768)	(7,761)

Net cash used in investing activities	(37,893)	(20,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(883)	(720)
Principal repayments of long-term debt	(522)	(305,019)
Proceeds from issuance of long-term debt	—	355,000
Proceeds from lease finance obligations	14,675	5,625
Proceeds from exercise of stock options	—	582
Payment for purchase of note hedge	—	(43,720)
Proceeds from issuance of warrant	—	25,220
Excess income tax benefits from stock-based compensation arrangements	—	474
Other financing costs	—	(6,396)

Net cash provided by financing activities	13,270	31,046

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,636)	78,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,758	$189,536

Cash paid during the period:
Interest	$11,321	$10,218

Income taxes	$4,032	$14,203

Non-cash transactions:
Accrued purchases of property and equipment	$7,303	$3,834

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts at December 28, 2006 and for the three months ended December 28, 2006 and December 29, 2005 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2006.

Our results of operations for the three months ended December 28, 2006 and December 29, 2005 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2007” refer to our current fiscal year and references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2007 fiscal year ends on September 27, 2007 and is a 52 week year. Fiscal 2006 was also a 52 week year.

The Pantry

As of December 28, 2006, we operated 1,506 convenience stores located in Florida (442), North Carolina (327), South Carolina (237), Georgia (125), Tennessee (104), Mississippi (80), Alabama (77), Virginia (50), Kentucky (30), Louisiana (25), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,484 locations, 981 of which sell gasoline under major oil company brand names including BP®, Chevron®, Citgo®, or ExxonMobil®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

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

During the first three months of fiscal 2007, we purchased 14 stores and their related businesses in five separate transactions for approximately $21.6 million. All of the fiscal 2007 acquisitions were funded from available cash on hand and lease financing on acquired real property.

The table below provides information concerning the acquisitions we have completed in fiscal 2007:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascal’s	Mississippi	7
Others (fewer than 5 stores)	Various	Various	Florida, North Carolina, South Carolina, and Tennessee	7

Total				14

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following are the aggregate purchase price allocations for the 14 stores acquired during fiscal 2007. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in this preliminary opening balance sheet to be significant. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$911
Property and equipment, net	15,947

Total assets	16,858
Liabilities Assumed:
Deferred vendor rebates	125
Other noncurrent liabilities	69

Total liabilities	194

Net tangible assets acquired, net of cash	16,664
Non-compete agreements	65
Goodwill	4,878

Total purchase cost, including direct acquisition costs, net of cash acquired	$21,607

We expect that goodwill associated with these transactions totaling $4.9 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2007	2006
Total revenues	$1,383,669	$1,325,137
Net income	$225	$33,333
Earnings per share:
Basic	$0.01	$1.49
Diluted	$0.01	$1.47

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 clarifies the criteria for recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states that goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 28, 2006 and the activity thereafter through December 28, 2006 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	10.2	28.5
Gross balance at September 28, 2006	$440,681	$2,800	$2,850	$1,347	$9,614
Purchase accounting adjustments (1)	450	—	—	331	—
Acquisitions	4,878	—	—	—	65

Gross balance at December 28, 2006	$446,009	$2,800	$2,850	1,678	$9,679

Accumulated amortization at September 28, 2006			$(1,352)	$(203)	$(2,560)
Amortization			(237)	(63)	(154)

Accumulated amortization at December 28, 2006			$(1,589)	(266)	$(2,714)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of December 28, 2006 is as follows (amounts in thousands):

Fiscal year:
2007	$1,401
2008	1,379
2009	620
2010	432
2011	361
Thereafter	5,445

Total estimated amortization expense	$9,638

In accordance with our policy, we will conduct our annual impairment testing of goodwill in the second quarter of fiscal 2007 and our annual impairment testing of other intangible assets in the fourth quarter of 2007. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill and other intangible assets were recognized in the periods presented for fiscal 2007 and fiscal 2006.

NOTE 4—COMMITMENTS AND CONTINGENCIES

As of December 28, 2006, we were contingently liable for outstanding letters of credit in the amount of approximately $43.3 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills, and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 28, 2006, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of December 28, 2006 environmental reserves of approximately $1.0 million and $17.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 28, 2006 environmental reserves of approximately $1.0 million and $17.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 270 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.1 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result we may spend $1.1 million for remediation, tank removal and litigation. Also, as of December 28, 2006 and September 28, 2006, there were an additional 532 and 534 sites, respectively, that are known to be contaminated sites that are the responsibility of, and are being remediated by, third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation costs for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 28, 2006, anticipated reimbursements of $17.2 million are recorded as other noncurrent assets and $3.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 28, 2006	September 28, 2006
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	203,462	203,975
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	319	328

Total long-term debt	603,781	604,303
Less—current maturities	(2,088)	(2,088)

Long-term debt, net of current maturities	$601,693	$602,215

We have outstanding $250.0 million of our 7.75% senior subordinated notes due 2014. The 7.75% senior subordinated notes are guaranteed by our subsidiaries, except three subsidiaries with no indebtedness and de minimis assets (see Note 12—Guarantor Subsidiaries).

On December 29, 2005, we entered into a senior credit facility, which consisted of a $205.0 million term loan and a $150.0 million revolving credit facility, each maturing January 2, 2012. Proceeds from the senior credit facility were used to repay all amounts outstanding under the previously existing credit facility and loan origination costs. In connection with the financing, we recorded a non-cash charge of approximately $1.8 million related to the write-off of deferred financing costs associated with the existing credit facility.

The senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by our existing and future, direct and indirect, domestic subsidiaries (other than D&D Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc.). In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at the base rate (generally the applicable

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of December 28, 2006, there were no outstanding borrowings under the revolving credit facility and we had approximately $43.3 million of standby letters of credit issued under the facility. As a result, we had approximately $106.7 million in available borrowing capacity (approximately $46.7 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset on December 28, 2006 to 5.32%.

The senior credit facility contains customary affirmative and negative covenants, including the following: maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as each is defined in the agreement. Additionally, the credit facility contains restrictive covenants regarding our ability to enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of December 28, 2006, we were in compliance with our covenants and restrictions.

We also have outstanding $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”). The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11 and as of December 28, 2006, our closing stock price was $48.28. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The remaining annual maturities of our long-term debt as of December 28, 2006 are as follows (amounts in thousands):

Year Ended September:
2007	$1,566
2008	2,091
2009	2,094
2010	2,098
2011	2,101
Thereafter	593,831

Total long-term debt	$603,781

Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest expense was reduced by $5 thousand and $2 thousand for the first quarter of fiscal 2007 and fiscal 2006, respectively, for adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 28, 2006, prepaid expenses and other current assets and other noncurrent assets include derivative assets of approximately $58 thousand and $1.8 million, respectively. At September 28, 2006, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $107 thousand and approximately $1.8 million, respectively. Cash flow hedges at December 28, 2006 represent interest rate

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

swaps with a notional amount of $130.0 million, a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 7—STOCK-BASED COMPENSATION

Effective September 30, 2005 we adopted SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $883 thousand and $628 thousand in stock-based compensation expense in operating, general and administrative expenses during the first quarter of fiscal 2007 and fiscal 2006, respectively.

During the first quarter of fiscal 2007, we granted 253,000 options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $3.3 million, which will be amortized to expense over the options’ vesting periods.

NOTE 8—COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 28, 2006	December 29 2005
Net income	$125	$32,971
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $29 and $(67), respectively)	(47)	106

Comprehensive income	$78	$33,077

The components of unrealized gains (losses) on qualifying cash flow hedges, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 28, 2006	December 29, 2005
Unrealized loss on qualifying cash flow hedges	$(283)	$(237)
Less: Reclassification adjustment recorded as interest income	236	343

Net unrealized gains (losses) on qualifying cash flow hedges	$(47)	$106

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended
	December 28, 2006	December 29, 2005
Interest on long-term debt, including amortization of deferred financing costs	$9,721	$9,850
Interest on lease finance obligations	6,139	5,347
Interest rate swap settlements	(386)	(779)
Fair market value change related to hedge ineffectiveness	(5)	(2)
Miscellaneous	17	17

Subtotal: Interest expense	$15,486	$14,433
Loss on extinguishment of debt	—	1,832

Total interest expense and loss on extinguishment of debt	$15,486	$16,265

The loss on extinguishment of debt for the three months ended December 29, 2005 represents a write-off of approximately $1.8 million of unamortized loan origination costs associated with the refinancing of our senior credit facility. For the three months ended December 28, 2006 we capitalized $333 thousand of interest.

NOTE 10—EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, stock options and convertible notes using the “treasury stock” method. Prior year diluted shares outstanding have been adjusted to properly reflect the impact of SFAS No. 123(R).

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 28, 2006	December 29, 2005
Net income	$125	$32,971

Earnings per share—basic:
Weighted-average shares outstanding	22,687	22,328

Earnings per share—basic	$0.01	$1.48

Earnings per share—diluted:
Weighted-average shares outstanding	22,687	22,328
Dilutive impact of options and convertible notes outstanding	318	281

Weighted-average shares and potential dilutive shares outstanding	23,005	22,609

Earnings per share—diluted	$0.01	$1.46

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 348 thousand and 317 thousand for the three months ended December 28, 2006 and December 29, 2005, respectively. The aggregate number of shares, totaling approximately 3.8 million, that we could be obligated to issue upon conversion of our convertible notes were excluded from the three months ended December 29, 2005 computation because their inclusion would have been antidilutive. The aggregate number of shares of common stock, approximately 3.0 million, that we may issue upon exercise of warrants were excluded from the three months ended December 28, 2006 and December 29, 2005 computations as their inclusion would have been antidilutive.

NOTE 11—SUBSEQUENT EVENTS

On January 5, 2007, we signed a definitive agreement with Petro Express, Inc. to acquire 66 Petro Express™ convenience stores in North Carolina (55) and South Carolina (11). The acquisition will include the wholesale fuels business of Carolina Petroleum Distributors of Charlotte, Inc. The acquisition, which is subject to regulatory approvals and customary closing conditions, is expected to close during our third fiscal quarter. We plan to finance the transaction with a combination of available funds and lease financing.

Subsequent to December 28, 2006, we completed the acquisition of 27 convenience stores, including 16 stores from Anglers Mini-Mart, Inc. in the Charleston, South Carolina market. These acquisitions were funded from available cash and lease financing on acquired real property.

NOTE 12—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility, our subordinated notes and our convertible notes. The guarantees are joint and several in addition to full and unconditional. The Guarantor Subsidiaries do not conduct any operations and do not have any significant assets. The Non-Guarantor Subsidiaries are D&D Oil Co., Inc., Shop-A-Snak Food Mart, Inc., and Marco Petroleum, Inc. Combined financial information is as follows:

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

December 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$110,758	$—	$—	$—	$110,758
Receivables, net	62,586	—	—	—	62,586
Inventories	130,346	—	—	—	130,346
Prepaid expenses and other current assets	13,197	2	—	—	13,199
Deferred income taxes	8,594	—	—	—	8,594

Total current assets	325,481	2	—	—	325,483

Investment in subsidiaries	71,773	—	—	(71,773)	—

Property and equipment, net	762,408	—	—	—	762,408

Other assets:
Goodwill	446,009	—	—	—	446,009
Intercompany note receivable	(23,477)	43,872	31,050	(51,445)	—
Other noncurrent assets	45,283	57	—	—	45,340

Total other assets	467,815	43,929	31,050	(51,445)	491,349

Total assets	$1,627,477	$43,931	$31,050	$(123,218)	$1,579,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,088	$—	$—	$—	$2,088
Current maturities of lease finance obligations	3,807	—	—	—	3,807
Accounts payable	128,761	—	—	—	128,761
Accrued compensation and related taxes	15,944	—	—	—	15,944
Other accrued taxes	17,301	—	—	—	17,301
Self-insurance reserves	31,383	—	—	—	31,383
Other accrued liabilities	36,038	—	—	(65)	35,973

Total current liabilities	235,322	—	—	(65)	235,257

Other liabilities:
Long-term debt	601,693	—	—	—	601,693
Lease finance obligations	253,542	—	—	—	253,542
Deferred income taxes	72,417	—	—	—	72,417
Deferred vendor rebates	23,600	—	—	—	23,600
Intercompany note payable	48,174	3,208	—	(51,382)	—
Other noncurrent liabilities	54,276	2	—	—	54,278

Total other liabilities	1,053,702	3,210	—	(51,382)	1,005,530

SHAREHOLDERS’ EQUITY:
Common stock	227	523	4	(527)	227
Additional paid-in-capital	174,307	40,551	26,702	(67,253)	174,307
Accumulated other comprehensive income, net	1,147	—	—	—	1,147
Retained earnings (deficit)	162,772	(353)	4,344	(3,991)	162,772

Total shareholders’ equity	338,453	40,721	31,050	(71,771)	338,453

Total liabilities and shareholders’ equity	$1,627,477	$43,931	$31,050	$(123,218)	$1,579,240

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended December 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$349,239	$—	$—	$—	$349,239
Gasoline	1,031,901	—	—	—	1,031,901

Total revenues	1,381,140	—	—	—	1,381,140

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	217,923	—	—	—	217,923
Gasoline cost of goods sold (exclusive of items shown separately below)	991,682	—	—	—	991,682
Operating, general and administrative	136,353	—	—	—	136,353
Depreciation and amortization	20,856	—	—	—	20,856

Total costs and operating expenses	1,366,814	—	—	—	1,366,814

Income from operations	14,326	—	—	—	14,326

Other income (expense):
Interest expense	(15,486)	—	—	—	(15,486)
Interest income	1,357	—	—	—	1,357
Miscellaneous	167	—	—	—	167

Total other expense	(13,962)	—	—	—	(13,962)

Income before income taxes	364	—	—	—	364
Income tax expense	(239)	—	—	—	(239)

Net income	$125	$—	$—	$—	$125

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended December 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$316,648	$—	$—	$—	$316,648
Gasoline	998,675	—	—	—	998,675

Total revenues	1,315,323	—	—	—	1,315,323

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	197,912	—	—	—	197,912
Gasoline cost of goods sold (exclusive of items shown separately below)	912,090	—	—	—	912,090
Operating, general and administrative	118,328	—	—	—	118,328
Depreciation and amortization	17,237	—	—	—	17,237

Total costs and operating expenses	1,245,567	—	—	—	1,245,567

Income from operations	69,756	—	—	—	69,756

Other income (expense):
Loss on extinguishment of debt	(1,832)	—	—	—	(1,832)
Interest expense	(14,433)	—	—	—	(14,433)
Interest income	1,044	—	—	—	1,044
Miscellaneous	159	—	—	—	159

Total other expense	(15,062)	—	—	—	(15,062)

Income before income taxes	54,694	—	—	—	54,694
Income tax expense	(21,723)	—	—	—	(21,723)

Net income	$32,971	—	—	—	32,971

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125	$—	$—	$—	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,856	—	—	—	20,856
Benefit from deferred income taxes	(234)	—	—	—	(234)
Stock compensation expense	883	—	—	—	883
Other	1,669	—	—	—	1,669
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	4,613	—	—	—	4,613
Inventories	10,699	—	—	—	10,699
Prepaid expenses and other current assets	4,019	—	—	—	4,019
Other noncurrent assets	(139)	—	—	—	(139)
Accounts payable	(11,178)	—	—	—	(11,178)
Other current liabilities and accrued expenses	(14,886)	—	—	—	(14,886)
Other noncurrent liabilities	(1,440)	—	—	—	(1,440)

Net cash provided by (used in) operating activities	14,987	—	—	—	14,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(19,375)	—	—	—	(19,375)
Proceeds from sales of property and equipment	3,250	—	—	—	3,250
Acquisitions of businesses, net of cash acquired	(21,768)	—	—	—	(21,768)

Net cash provided by (used in) investing activities	(37,893)	—	—	—	(37,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(883)	—	—	—	(883)
Principal repayments of long-term debt	(522)	—	—	—	(522)
Proceeds from lease finance obligations	14,675	—	—	—	14,675

Net cash provided by financing activities	13,270	—	—	—	13,270

Net decrease in cash	(9,636)	—	—	—	(9,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	—	—	—	120,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,758	$—	$—	$—	$110,758

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended December 29, 2005

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,971	$—	$—	$—	$32,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,237	—	—	—	17,237
Provision for deferred income taxes	47	—	—	—	47
Loss on extinguishment of debt	1,832	—	—	—	1,832
Stock compensation expense	628	—	—	—	628
Other	(180)	—	—	—	(180)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	8,996	—	—	—	8,996
Inventories	9,403	—	—	—	9,403
Prepaid expenses and other current assets	2,709	—	—	—	2,709
Other noncurrent assets	135	—	—	—	135
Accounts payable	(9,091)	—	—	—	(9,091)
Other current liabilities and accrued expenses	4,225	—	—	—	4,225
Other noncurrent liabilities	(1,663)	—	—	—	(1,663)

Net cash provided by operating activities	67,249	—	—	—	67,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,709)	—	—	—	(13,709)
Proceeds from sales of property and equipment	1,239	—	—	—	1,239
Acquisitions of businesses, net of cash acquired	(7,761)	—	—	—	(7,761)

Net cash used in investing activities	(20,231)	—	—	—	(20,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(720)	—	—	—	(720)
Principal repayments of long-term debt	(305,019)	—	—	—	(305,019)
Proceeds from issuance of long-term debt	355,000	—	—	—	355,000
Proceeds from lease finance obligations	5,625	—	—	—	5,625
Proceeds from exercise of stock options	582	—	—	—	582
Payment for purchase of note hedge	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	474	—	—	—	474
Other financing costs	(6,396)	—	—	—	(6,396)

Net cash provided by financing activities	31,046	—	—	—	31,046

Net increase in cash	78,064	—	—	—	78,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,472	—	—	—	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,536	$—	$—	$—	$189,536

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes, appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2006. References to “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries.

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, anticipated costs of rebranding our stores, anticipated sharing of costs of conversion with our gasoline suppliers, and expectations regarding remodeling, rebranding, reimaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions;

•	Political conditions in crude oil producing regions and global demand;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other laws and regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to Part II. Other Information-Item 1A. Risk Factors below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 6, 2007. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count, with 1,506 stores in eleven states as of December 28, 2006. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets, continuing to selectively pursue acquisitions and developing new stores.

The most significant item impacting our first quarter of fiscal 2007 was lower than expected gasoline margins. During the fourth quarter of fiscal 2006, we experienced a substantial decline in wholesale gasoline costs and our gasoline margin per gallon benefited. However, during the first quarter of fiscal 2007, we experienced a sustained period in which costs were very stable at margins below our historical norms. As a result, we achieved a gasoline margin per gallon of 8.6 cents during the first quarter of fiscal 2007 compared to 21.2 cents during the first quarter of fiscal 2006. We anticipate some volatility returning to the marketplace and believe that our margin per gallon will be more in line with historical norms for the remainder of fiscal 2007.

From a strategic standpoint we continued our aggressive regional store expansion growing our store count to 1,506 as of December 28, 2006. We have now acquired or agreed to acquire 133 convenience stores in fiscal 2007, more than the 113 acquired during all of fiscal 2006. During the first quarter of fiscal 2007 we acquired or agreed to acquire 67 convenience stores including 24 Sun Stop stores in Florida, Georgia and Alabama; and 16 Angler’s Mini-Mart stores in the Charleston, South Carolina market. In addition, on January 9, 2007, we announced a definitive agreement to acquire 66 Petro Express™ stores in North Carolina and South Carolina. These acquisitions, which are subject to regulatory and other customary closing conditions, are expected to close in the second and third quarters of fiscal 2007. We believe these acquisitions are consistent with our tuck-in strategy and will enhance our market presence in the southeastern United States.

We believe the selected financial information presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition.

Market and Industry Trends

During the first quarter of fiscal 2007, we experienced a relatively stable retail and wholesale gasoline cost environment as domestic crude oil prices peaked at approximately $64 per barrel in December 2006 and hit a low of approximately $56 per barrel in November 2006. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has averaged approximately 12 cents per gallon on an annual basis.

Results of Operations

The table below provides a summary of our selected financial data for our three months ended December 28, 2006 and December 29, 2005.

	Three Months Ended
	December 28, 2006	December 29, 2005
Selected financial data:
Merchandise margin [1]	37.6%	37.5%
Gasoline gallons (millions)	466.5	409.1
Gasoline margin per gallon [1]	$0.0862	$0.2117
Gasoline retail per gallon	$2.21	$2.44
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [2]	16.7%	16.3%
Comparable store data:
Merchandise sales %	1.9%	5.0%
Gasoline gallons %	2.0%	4.6%
Number of stores:
End of period	1,506	1,401
Weighted-average store count	1,497	1,399

[1]	We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.
[2]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended December 28, 2006 Compared to the Three Months Ended December 29, 2005

Merchandise Revenue.    Merchandise revenue for the first quarter of fiscal 2007 was $349.2 million compared to $316.6 million during the first quarter of fiscal 2006, an increase of $32.6 million, or 10.3%. The increase is primarily attributable to $27.9 million in revenue from stores acquired since September 30, 2005 and a 1.9%, or $5.9 million, increase in comparable store merchandise revenue compared to the first quarter of fiscal 2006. This increase was partially offset by lost revenue from closed stores of approximately $1.8 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first quarter of fiscal 2007 was $1.0 billion compared to $998.7 million during the first quarter of fiscal 2006, an increase of $33.2 million, or 3.3%. The increase in gasoline revenue is primarily attributable to $104.7 million in revenue from stores acquired since September 30, 2005 and an increase in comparable store gallons of 8.2 million, or 2.0%. These increases were partially offset by a 9.4% decline in the average retail price per gallon, to $2.21, and lost revenue from closed stores of approximately $3.2 million.

In the first quarter of fiscal 2007, gasoline gallons sold were 466.5 million compared to 409.1 million during the first quarter of fiscal 2006, an increase of 57.4 million gallons, or 14.0%, from a year ago. The increase is primarily attributable to 47.6 million gasoline gallons from stores acquired since September 30, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline gallon volume from closed stores of approximately 1.3 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $131.3 million for the first quarter of fiscal 2007 compared to $118.7 million for the first quarter of fiscal 2006, an increase of $12.6 million, or 10.6%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 10 basis point increase in merchandise margin to 37.6% for the first quarter of fiscal 2007 compared to 37.5% for the first quarter of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses. We believe the margin improvement is primarily due to improvements in services revenue, which increased $2.1 million, or 20.0%, from a year ago. The increase in services revenue is primarily the result of increased lottery commissions, car wash revenue and ATM fees.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $40.2 million for the first quarter of fiscal 2007 compared to $86.6 million for the first quarter of fiscal 2006, a decrease of $46.4 million, or 53.5%. The decrease is primarily attributable to a decrease in our gross profit per gallon to 8.6 cents for the first quarter of fiscal 2007 from 21.2 cents in the first quarter of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 3.8 cents per gallon and 3.9 cents per gallon for the three months ended December 28, 2006 and December 29, 2005, respectively.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first quarter of fiscal 2007 totaled $136.4 million compared to $118.3 million for the first quarter of fiscal 2006, an increase of $18.0 million, or 15.2%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Income from Operations.    Income from operations totaled $14.3 million for the first quarter of fiscal 2007 compared to $69.8 million for the first quarter of fiscal 2006, a decrease of $55.4 million, or 79.5%. The decrease is primarily attributable to the decrease in gasoline gross profit and the increase in operating, general and administrative expenses also discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, and depreciation and amortization. EBITDA for the first quarter of fiscal 2007 totaled $36.7 million compared to EBITDA of $88.2 million during the first quarter of fiscal 2006, a decrease of $51.5 million, or 58.4%. The decrease is attributable to the decrease in income from operations discussed above.

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

Any measure that excludes interest expense or loss on extinguishment of debt, depreciation and amortization or income taxes, has material limitations because we have borrowed money in order to finance our operations and our acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 28, 2006	December 29, 2005
EBITDA	$36,706	$88,196
Interest expense and loss on extinguishment of debt	(15,486)	(16,265)
Depreciation and amortization	(20,856)	(17,237)
Provision for income taxes	(239)	(21,723)

Net income	$125	$32,971

Loss on Extinguishment of Debt.    As a result of the refinancing of our senior secured credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first quarter of fiscal 2007 was $15.5 million compared to $14.4 million for the first quarter of fiscal 2006. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of our 3.0% senior subordinated convertible notes (“convertible notes”) and increased lease finance obligations.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities declined to $15.0 million for the first quarter of fiscal 2007 compared to $67.2 million for the first quarter of fiscal 2006. The decrease in cash flow from operations is primarily attributable to the $55.4 million decrease in income from operations and changes in working capital. We had $110.8 million of cash and cash equivalents on hand at December 28, 2006.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for the first quarter of fiscal 2007 were $19.4 million. In the first quarter of fiscal 2007, we had proceeds of $3.3 million from asset dispositions and $2.7 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first quarter of fiscal 2007 were $13.4 million. We anticipate that net capital expenditures for fiscal 2007 will be approximately $130 million.

Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements.

Acquisitions.    During the first quarter of fiscal 2007, we purchased 14 stores in five separate transactions for approximately $21.6 million.

Cash Flows from Financing Activities.    For the first quarter of fiscal 2007, net cash provided by financing activities was $13.3 million. We entered into new lease financing transactions with proceeds totaling $14.7 million, including $12.0 million related to acquisitions. At December 28, 2006, our debt consisted primarily of $203.4 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $150.0 million of outstanding 3.0% convertible notes. We also have outstanding $257.3 million of lease finance obligations

Senior Credit Facility.    We have outstanding a Second Amended and Restated Credit Agreement which consists of (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. In addition, we may incur up to $100.0 million in incremental facilities. The amended credit facility expires in January 2012. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

As of December 28, 2006, we had no borrowings outstanding under the revolving credit facility and approximately $43.3 million of standby letters of credit had been issued. As of December 28, 2006, we have approximately $106.7 million in available borrowing capacity under the facility (approximately $46.7 million of which was available for issuances of letter of credit).

Senior Subordinated Notes.    We have outstanding $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Convertible Notes.    We have outstanding $150.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment paid on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Shareholders’ Equity.    As of December 28, 2006, our shareholders’ equity totaled $338.5 million. The $1.4 million increase from September 28, 2006 is primarily attributable to an increase in additional paid-in capital related to stock-based compensation expense and the income tax benefit from the note hedge.

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

We have entered into purchase agreements for 122 convenience stores with closings anticipated during our second and third fiscal quarters of 2007. We believe that cash provided by operations supplemented by funds available under our senior credit facility and lease financing will be sufficient for us to consummate these transactions. In addition, we are exploring other financing alternatives.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

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

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 28, 2006, including applicable interest rates, are discussed above, in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates based on rates in effect at December 28, 2006, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 28, 2006.

Expected Maturity Date

as of December 28, 2006

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total	Fair Value
Long-term debt	$1,566	$2,091	$2,094	$2,098	$2,101	$593,831	$603,781	$636,210
Weighted-average interest rate	6.12%	6.15%	6.24%	6.33%	6.33%	6.72%	6.35%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 28, 2006 and September 28, 2006, the interest rate on approximately 88% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 28, 2006, would be to change interest expense by approximately $700 thousand.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	December 28, 2006	September 28, 2006
Notional principal amount	$130,000	$130,000
Weighted-average pay rate	4.24%	4.24%
Weighted-average receive rate	5.40%	5.52%
Weighted-average years to maturity	1.96	2.21

As of December 28, 2006, the fair value of our swap agreements represented an asset of $1.9 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of present and former store employees in the southeastern United States and adding one additional named plaintiff, Chester Charneski. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion, with the result that the court will now determine if the case may proceed as a class action under state law and/or a collective action under federal law and if so, who among our present or former employees will be members of the classes. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all eleven states in which we do business. Should the court decide that the case may proceed as a class action under state law or a collective action under federal law, we expect to defend any such claims on their merits. We believe our employment policies and procedures comply with applicable law and intend to vigorously defend this litigation.

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

You should carefully consider the risks described below and under “Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in the southeastern United States specifically could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 34% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 75 acquisitions, growing our store base from 379 to 1,506 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

•

During the acquisition process we may fail or be unable to discover some of the liabilities of companies or businesses which we acquire. These liabilities may result from a prior owner’s noncompliance with applicable federal, state or local laws or regulations.

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

We have a significant amount of indebtedness. As of December 28, 2006, we had consolidated debt, including lease finance obligations, of approximately $861.1 million. As of December 28, 2006, our availability under our senior credit facility for borrowing was approximately $106.7 million (approximately $46.7 million of which was available for issuance of letters of credit).

Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt and our leases;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, including lease finance obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

In addition, our senior credit facility and the indenture governing our senior subordinated notes each contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $150.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we and they now face could increase.

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

Our senior credit facility and the indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, as defined in the senior credit facility agreement. A violation of any of these covenants could cause an event of default under the senior credit facility.

If we default on our senior credit facility or either of the indentures governing our outstanding indebtedness because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our senior credit facility or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

We are subject to state and federal environmental and other regulations.

Our business is subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

As previously disclosed on July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. Beginning in September 2005, we received from the SEC requests that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. As previously disclosed, we are cooperating with the SEC in this ongoing investigation. We are unable to predict how long this investigation will continue or whether it will result in any adverse action.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of February 2, 2007, there were 22,782,075 shares of our common stock outstanding; of these shares, 22,527,076 shares are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors, among others:

•	A deviation in our results from the expectations of public market analysts and investors;

•	Statements by research analysts about our common stock, our company or our industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Sales or other issuances of common stock by us or our senior officers or other affiliates; or

•	Other general economic, political or market conditions, many of which are beyond our control.

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in this Item 1A. Risk Factors and throughout “Part I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

Our charter includes provisions that may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

Our certificate of incorporation gives our board of directors the authority to issue up to five million shares of preferred stock and to determine the rights and preferences of the preferred stock, without obtaining stockholder approval. The existence of this preferred stock could make it more difficult or discourage an attempt to obtain control of The Pantry by means of a tender offer, merger, proxy contest or otherwise. Furthermore, this preferred stock could be issued with other rights, including economic rights, senior to our common stock, and, therefore, issuance of the preferred stock could have an adverse effect on the market price of our common stock. We have no present plans to issue any shares of preferred stock.

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

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1	Employment agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry, Inc. (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10K for the year ended September 28, 2006) (represents a management contract or compensatory plan or arrangement).

10.2	Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ DANIEL J. KELLY
Daniel J. Kelly
Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

Date: February 6, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry, Inc. (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10K for the year ended September 28, 2006) (represents a management contract or compensatory plan or arrangement).

10.2	Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]