Form 10-Q
period 2007-03-29
PANTRY INC
filed 2007-05-08
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,886,459 SHARES
(Class)	(Outstanding at May 4, 2007)

THE PANTRY, INC.

FORM 10-Q

MARCH 29, 2007

PART I—FINANCIAL INFORMATION.

Item 1.	Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 29, 2007	September 28, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$65,049	$120,394
Receivables, net	69,891	68,064
Inventories	152,303	140,135
Prepaid expenses and other current assets	10,869	18,783
Deferred income taxes	8,648	8,348

Total current assets	306,760	355,724

Property and equipment, net	803,819	745,721

Other assets:
Goodwill	488,073	440,681
Other noncurrent assets	45,004	45,781

Total other assets	533,077	486,462

Total assets	$1,643,656	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,089	$2,088
Current maturities of lease finance obligations	4,025	3,511
Accounts payable	157,353	139,939
Accrued compensation and related taxes	16,647	19,676
Other accrued taxes	20,263	27,440
Self-insurance reserves	32,252	29,898
Other accrued liabilities	35,423	34,978

Total current liabilities	268,052	257,530

Other liabilities:
Long-term debt	601,170	602,215
Lease finance obligations	268,583	240,564
Deferred income taxes	72,554	72,435
Deferred vendor rebates	22,421	23,876
Other noncurrent liabilities	56,441	54,280

Total other liabilities	1,021,169	993,370

Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,886,459 and 22,687,240 issued and outstanding at March 29, 2007 and September 28, 2006, respectively	229	227
Additional paid-in capital	182,248	172,940
Accumulated other comprehensive income, net of deferred income taxes of $529 at March 29, 2007 and $762 at September 28, 2006	827	1,194
Retained earnings	171,131	162,646

Total shareholders’ equity	354,435	337,007

Total liabilities and shareholders’ equity	$1,643,656	$1,587,907

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise	$360,854	$323,004	$710,093	$639,652
Gasoline	1,095,224	992,742	2,127,125	1,991,417

Total revenues	1,456,078	1,315,746	2,837,218	2,631,069

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	224,649	201,457	442,572	399,369
Gasoline cost of goods sold (exclusive of items shown separately below)	1,040,437	945,396	2,032,119	1,857,486
Operating, general and administrative	140,167	123,573	276,520	241,901
Depreciation and amortization	22,227	17,467	43,083	34,704

Total costs and operating expenses	1,427,480	1,287,893	2,794,294	2,533,460

Income from operations	28,598	27,853	42,924	97,609

Other income (expense):
Loss on extinguishment of debt	—	—	—	(1,832)
Interest expense	(15,849)	(14,413)	(31,335)	(28,846)
Interest income	903	1,541	2,260	2,585
Miscellaneous	173	170	340	329

Total other expense	(14,773)	(12,702)	(28,735)	(27,764)

Income before income taxes	13,825	15,151	14,189	69,845
Income tax expense	(5,465)	(5,955)	(5,704)	(27,678)

Net income	$8,360	$9,196	$8,485	$42,167

Earnings per share:
Basic	$0.37	$0.41	$0.37	$1.88
Diluted	$0.36	$0.40	$0.37	$1.85

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 29, 2007	March 30, 2006
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,485	$42,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,083	34,704
Provision for deferred income taxes	53	1
Loss on extinguishment of debt	—	1,832
Stock compensation expense	1,826	1,347
Excess income tax benefits from stock-based compensation arrangements	(1,405)	(5,748)
Other	2,975	1,054
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,204)	5,133
Inventories	(6,647)	5,129
Prepaid expenses and other current assets	6,388	(1,622)
Other noncurrent assets	(306)	253
Accounts payable	14,016	7,832
Other current liabilities and accrued expenses	(12,063)	(15,333)
Other noncurrent liabilities	(3,634)	(2,158)

Net cash provided by operating activities	46,567	74,591

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(51,525)	(36,092)
Proceeds from sales of property and equipment	3,617	3,008
Insurance recoveries	4,698	—
Acquisitions of businesses, net of cash acquired	(91,313)	(63,252)

Net cash used in investing activities	(134,523)	(96,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under lease finance obligations	(1,799)	(1,451)
Principal repayments of long-term debt	(1,044)	(305,028)
Proceeds from issuance of long-term debt	—	355,000
Proceeds from lease finance obligations	28,950	7,468
Proceeds from exercise of stock options	5,099	4,160
Payment for purchase of note hedge	—	(43,720)
Proceeds from issuance of warrant	—	25,220
Excess income tax benefits from stock-based compensation arrangements	1,405	5,748
Other financing costs	—	(6,600)

Net cash provided by financing activities	32,611	40,797

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,345)	19,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,049	$130,524

Cash paid during the period:
Interest	$30,435	$25,767

Income taxes	$5,057	$33,885

Non-cash transactions:
Accrued purchases of property and equipment	$11,355	$2,781

Capital expenditures financed through capital leases	$1,682	$—

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts at March 29, 2007 and for the three and six months ended March 29, 2007 and March 30, 2006 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 28, 2006 has been derived from our audited consolidated financial statements.

The interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2006.

Our results of operations for the three and six months ended March 29, 2007 and March 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2007” refer to our current fiscal year and references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2007 fiscal year ends on September 27, 2007 and is a 52 week year. Fiscal 2006 was also a 52 week year.

The Pantry

As of March 29, 2007, we operated 1,559 convenience stores located in Florida (460), North Carolina (328), South Carolina (254), Georgia (136), Tennessee (104), Mississippi (81), Alabama (81), Virginia (50), Kentucky (30), Louisiana (26), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. Self-service gasoline is sold at 1,537 locations, 1,014 of which sell gasoline under major oil company brand names including BP®, Chevron®, Citgo®, or ExxonMobil®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $204.9 million and $404.1 million for the three and six months ended March 29, 2007, respectively, and $180.1 million and $352.7 million for the three and six months ended March 30, 2006, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gas we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold ratably through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 29, 2007 and March 30, 2006, we have increased inventory by capitalizing variances of approximately $10.4 million and $8.6 million, respectively. At the end of any fiscal year, the entire variance, if any, is absorbed into cost of goods sold.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had and is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to be sustained upon examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the disclosure required by Issue No. 06-3.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first six months of fiscal 2007, we purchased 68 stores and their related businesses in 14 separate transactions for approximately $90.6 million. All of the fiscal 2007 acquisitions were funded from available cash on hand and lease financing on acquired real property.

The table below provides information concerning the acquisitions we completed during the first six months of fiscal 2007:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop Convenience Stores	Alabama, Florida, and Georgia	24
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	13

Total				68

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following are the aggregate purchase price allocations for the 68 stores acquired during the first six months of fiscal 2007. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to be significant. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$5,521
Accounts receivable	665
Prepaid expenses and other current assets	319
Property and equipment	42,334

Total assets	48,839

Liabilities Assumed:
Accounts payable	3,398
Deferred vendor rebates	1,394
Other current liabilities	48
Other noncurrent liabilities	469

Total liabilities	5,309

Net tangible assets acquired, net of cash	43,530
Non-compete agreements	680
Goodwill	46,380

Total purchase cost, including direct acquisition costs, net of cash acquired	$90,590

We expect that goodwill associated with these transactions totaling $36.9 million will be deductible for income tax purposes over 15 years and $9.5 million will not be deductible.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2007	2006
Total revenues	$2,946,147	$2,801,471
Net income	10,386	45,270
Earnings per share:
Basic	$0.46	$2.02
Diluted	$0.44	$1.99

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

The following table reflects goodwill and other intangible asset balances as of September 28, 2006 and the activity thereafter through March 29, 2007 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	10.2	26.9
Gross balance at September 28, 2006	$440,681	$2,800	$2,850	$1,347	$9,614
Purchase accounting adjustments (1)	519	—	—	331	—
Acquisitions (2)	46,873	—	—	—	680

Gross balance at March 29, 2007	$488,073	$2,800	$2,850	$1,678	$10,294

Accumulated amortization at September 28, 2006			$(1,352)	$(203)	$(2,560)
Amortization			(475)	(126)	(360)

Accumulated amortization at March 29, 2007			$(1,827)	$(329)	$(2,920)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions.
(2)	Includes approximately $493 thousand of direct acquisition costs associated with transactions expected to close in subsequent reporting periods.

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of March 29, 2007 is as follows (amounts in thousands):

Fiscal year:
2007	$1,026
2008	1,567
2009	807
2010	506
2011	387
Thereafter	5,453

Total estimated amortization expense	$9,746

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2007 and will conduct our annual impairment testing of other intangible assets in the fourth quarter of fiscal 2007. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized in the periods presented for fiscal 2007 and fiscal 2006.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENCIES

As of March 29, 2007, we were contingently liable for outstanding letters of credit in the amount of approximately $43.9 million primarily related to several self-insurance programs, vendor contracts, and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

Since late 2006, over 35 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in three cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No.7:07-cv-00535-LSC); and one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No.1:07-cv-00136). The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale. In two cases in which we are a defendant, the plaintiffs allege that they received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In one case in which we are a defendant, plaintiffs have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but collect taxes from consumers in non-temperature adjusted gallons, defendants sell a greater volume of fuel than the amount on which they pay tax. Thus, plaintiffs allege that when fuel is sold to consumers at temperatures above 60 degrees, defendants enjoy a benefit because they receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in this case seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. Motions to consolidate all the cases with one court pursuant to multidistrict litigation procedures have recently been filed. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. Beginning in September 2005, we received requests from the SEC that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. We are cooperating with the SEC in this ongoing investigation.

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills, and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 29, 2007, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of March 29, 2007, environmental reserves of approximately $1.0 million and $17.5 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 28, 2006, environmental reserves of approximately $1.0 million and $17.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 272 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.3 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result we may spend approximately $1.2 million for remediation, tank removal and litigation. Also, as of March 29, 2007 and September 28, 2006, there were an additional 554 and 534 sites, respectively, that are known to be contaminated sites that are the responsibility of, and are being remediated by, third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation costs for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 29, 2007, anticipated reimbursements of $17.4 million are recorded as other noncurrent assets and $2.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 29, 2007	September 28, 2006
Senior subordinated notes payable; due February 19, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	202,950	203,975
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	309	328

Total long-term debt	603,259	604,303
Less—current maturities	(2,089)	(2,088)

Long-term debt, net of current maturities	$601,170	$602,215

We have outstanding $250.0 million of our 7.75% senior subordinated notes due 2014. The 7.75% senior subordinated notes are guaranteed by two of our subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (see Note 12-Guarantor Subsidiaries).

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

The senior credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed by two of our existing subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc., and by any of our future direct and indirect material domestic subsidiaries. In addition, our borrowings under each of the term loan facility and the revolving credit facility bear interest, at our option, at the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated leverage ratio (as defined in the credit agreement governing the senior credit facility) is less than 3.00 to 1.00, the applicable margins on the borrowings under the revolving credit facility will each be decreased by 0.25%. In addition, we are required to pay quarterly a fee of 0.50% on the average daily unused portion of the revolving credit facility, and if our consolidated leverage ratio is less than 3.00 to 1.00, this fee will be decreased by 0.125%. As of March 29, 2007, there were no outstanding borrowings under the revolving credit facility and we had approximately $43.9 million of standby letters of credit issued under the facility. As a result, we had approximately $106.1 million in available borrowing capacity (approximately $46.1 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset on March 29, 2007 at 5.32%.

The senior credit facility contains customary affirmative and negative covenants, including the following: maximum total leverage ratio, maximum senior leverage ratio, and minimum fixed charge coverage ratio, as each is defined in the agreement. Additionally, the credit facility contains restrictive covenants regarding our ability to enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of March 29, 2007, we were in compliance with our covenants and restrictions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We also have outstanding $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”). The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of March 29, 2007, our closing stock price was $45.45. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

The note hedge and warrant are separate and legally distinct instruments that bind us and the counterparty and have no binding effect on the holders of the convertible notes.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The remaining annual maturities of our long-term debt as of March 29, 2007 are as follows (amounts in thousands):

Year Ended September:
2007	$1,044
2008	2,091
2009	2,094
2010	2,098
2011	2,101
Thereafter	593,831

Total long-term debt	$603,259

Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt and have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships, including identifying the hedge instruments and hedged items, as well as our risk management objectives and strategies for entering into the hedge transaction. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Adjustments for hedge ineffectiveness recorded as a component of interest expense were immaterial in the periods presented.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 29, 2007, prepaid expenses and other current assets and other noncurrent assets include derivative assets of approximately $10 thousand and $1.3 million, respectively. At September 28, 2006, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $107 thousand and $1.8 million, respectively. Cash flow hedges at March 29, 2007 represent interest rate swaps with a notional amount of $130.0 million and a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

NOTE 7—STOCK-BASED COMPENSATION

Effective September 30, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $943 thousand and $719 thousand in stock-based compensation expense in operating,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

general and administrative expenses during the three months ended March 29, 2007 and March 30, 2006, respectively, and $1.8 million and $1.3 million for the six months ended March 29, 2007 and March 30, 2006, respectively.

During the first six months of fiscal 2007, we granted 253,000 options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $3.6 million, which will be amortized to expense over the options’ vesting periods.

During the first six months of fiscal 2007, options to purchase 199,219 shares were exercised resulting in approximately $5.1 million in proceeds.

On January 12, 2007, upon the recommendation of the Compensation and Organization Committee of our Board of Directors, our Board of Directors approved The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan), and on March 29, 2007, the Omnibus Plan was approved by our stockholders. The Omnibus Plan permits the award of cash incentives and equity incentive grants covering 2,400,000 shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and nonforfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards. The Omnibus Plan is administered by the Compensation and Organization Committee of our Board of Directors.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
Net income	$8,360	$9,196	$8,485	$42,167
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $204, $(246), $234 and $(314), respectively)	(320)	388	(367)	494

Comprehensive income	$8,040	$9,584	$8,118	$42,661

The components of unrealized gains (losses) on qualifying cash flow hedges, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
Unrealized losses on qualifying cash flow hedges	$(545)	$(115)	$(828)	$(350)
Less: Reclassification adjustment recorded as interest income	225	503	461	844

Net unrealized gains (losses) on qualifying cash flow hedges	$(320)	$388	$(367)	$494

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
Interest on long-term debt, including amortization of deferred financing costs	$10,022	$9,706	$20,076	$19,556
Interest on lease finance obligations	6,475	5,487	12,614	10,834
Interest rate swap agreements	(369)	(829)	(755)	(1,608)
Fair market value change in non-qualifying derivatives	5	—	—	(2)
Interest capitalized	(296)	—	(629)	—
Miscellaneous	12	49	29	66

Subtotal: Interest expense	$15,849	$14,413	$31,335	$28,846
Loss on debt extinguishment	—	—	—	1,832

Total interest expense and loss on extinguishment of debt	$15,849	$14,413	$31,335	$30,678

The loss on extinguishment of debt for the six months ended March 30, 2006 represents a write-off of approximately $1.8 million of unamortized loan origination costs associated with the refinancing of our senior credit facility.

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
Net income	$8,360	$9,196	$8,485	$42,167

Earnings per share—basic:
Weighted-average shares outstanding	22,800	22,539	22,744	22,433

Earnings per share—basic	$0.37	$0.41	$0.37	$1.88

Earnings per share—diluted:
Weighed-average shares outstanding	22,800	22,539	22,744	22,433
Dilutive impact of options and convertible notes outstanding	156	690	190	337

Weighted-average shares and potential dilutive shares outstanding	22,956	23,229	22,934	22,770

Earnings per share—diluted	$0.36	$0.40	$0.37	$1.85

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 348 thousand and 50 thousand for the six months ended March 29, 2007 and March 30, 2006, respectively. The aggregate number of shares, totaling approximately 3.8 million, that we could be obligated to issue upon conversion of our convertible notes were excluded from the three and six months ended March 29, 2007 computation because their inclusion would have been antidilutive. The aggregate number of shares, approximately 3.0 million, that we may issue upon exercise of warrants were excluded from the six months ended March 29, 2007 and March 30, 2006 computations as their inclusion would have been antidilutive.

NOTE 11—SUBSEQUENT EVENTS

On April 4, 2007, we entered into the First Amendment (the “Amendment”) to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with R. & H. Maxxon, Inc. and Kangaroo, Inc., two of our subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent for the Additional Term Loan (as defined below) and lender, and Harris N.A., as documentation agent for the Additional Term Loan and lender.

In accordance with Section 2.3 of the Credit Agreement, we entered into an additional term loan in an aggregate principal amount of $100.0 million (the “Additional Term Loan”). The Amendment incorporates the terms of the Additional Term Loan into the Credit Agreement. The Additional Term Loan is subject to the same terms and conditions, including interest rate and maturity date, as the existing $205.0 million term loan. The principal amount of the Additional Term Loan will be repaid in 19 quarterly installments beginning on June 30, 2007, unless such payments are accelerated or prepaid as provided in the Credit Agreement.

On April 5, 2007, we acquired 66 Petro Express® convenience stores in North and South Carolina from Petro Express, Inc. The acquisition also included the wholesale fuels business of Carolina Petroleum Distributors of Charlotte, Inc. The purchase price of approximately $275.0 million, plus inventory at cost, is being funded with proceeds from the Additional Term Loan, approximately $160.0 million in lease financing and cash on hand.

On April 19, 2007, we acquired 11 convenience stores in the Spartanburg, South Carolina market from Willard Oil Company, Inc. The stores operate under the Fast Phil’s banner.

We also recently acquired a single convenience store in Apex, North Carolina. Separately, we have entered into definitive agreements to acquire four additional stores through three transactions. All of these acquisitions, which are subject to regulatory approvals and other customary closing conditions, are expected to close in the third quarter of fiscal 2007. They will be financed with a combination of cash on hand and lease financing. These transactions bring the total number of stores we have acquired, or agreed to acquire, so far in fiscal 2007 to 152.

NOTE 12—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility, our subordinated notes, and our convertible notes. The guarantees are joint and several in addition to full and unconditional. Our other wholly owned subsidiaries, which do not guarantee our debt, are D&D Oil Co. Inc., Shop-A-Snak Food Mart, Inc., Marco Petroleum, Inc.,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Angler’s Mini-Mart, Inc. and Coastal Petroleum Company, Inc. (the “Non-Guarantor Subsidiaries”). Neither the Guarantor Subsidiaries nor the Non-Guarantor Subsidiaries conduct any operations or have any significant assets. Combined financial information is as follows:

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

March 29, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,049	$—	$—	$—	$65,049
Receivables, net	69,891	—	—	—	69,891
Inventories	152,303	—	—	—	152,303
Prepaid expenses and other current assets	10,867	2	—	—	10,869
Deferred income taxes	8,648	—	—	—	8,648

Total current assets	306,758	2	—	—	306,760

Investment in subsidiaries	85,767	—	—	(85,767)	—

Property and equipment, net	803,819	—	—	—	803,819

Other assets:
Goodwill	488,073	—	—	—	488,073
Intercompany receivable (payable)	(23,477)	43,872	45,044	(65,439)	—
Other noncurrent assets	44,947	57	—	—	45,004

Total other assets	509,543	43,929	45,044	(65,439)	533,077

Total assets	$1,705,887	$43,931	$45,044	$(151,206)	$1,643,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,089	$—	$—	$—	$2,089
Current maturities of lease finance obligations	4,025	—	—	—	4,025
Accounts payable	157,353	—	—	—	157,353
Accrued compensation and related taxes	16,647	—	—	—	16,647
Other accrued taxes	20,263	—	—	—	20,263
Self-insurance reserves	32,252	—	—	—	32,252
Other accrued liabilities	35,488	—	—	(65)	35,423

Total current liabilities	268,117	—	—	(65)	268,052

Other liabilities:
Long-term debt	601,170	—	—	—	601,170
Lease finance obligations	268,583	—	—	—	268,583
Deferred income taxes	72,554	—	—	—	72,554
Deferred vendor rebates	22,421	—	—	—	22,421
Intercompany payable	62,168	3,208	—	(65,376)	—
Other noncurrent liabilities	56,439	2	—	—	56,441

Total other liabilities	1,083,335	3,210	—	(65,376)	1,021,169

SHAREHOLDERS’ EQUITY:
Common stock	229	523	5	(528)	229
Additional paid-in-capital	182,248	40,551	40,903	(81,454)	182,248
Accumulated other comprehensive income, net	827	—	—	—	827
Retained earnings (deficit)	171,131	(353)	4,136	(3,783)	171,131

Total shareholders’ equity	354,435	40,721	45,044	(85,765)	354,435

Total liabilities and shareholders’ equity	$1,705,887	$43,931	$45,044	$(151,206)	$1,643,656

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$120,394	$—	$—	$—	$120,394
Receivables, net	68,064	—	—	—	68,064
Inventories	140,135	—	—	—	140,135
Prepaid expenses and other current assets	18,781	2	—	—	18,783
Deferred income taxes	8,348	—	—	—	8,348

Total current assets	355,722	2	—	—	355,724

Investment in subsidiaries	71,773	—	—	(71,773)	—

Property and equipment, net	745,721	—	—	—	745,721

Other assets:
Goodwill	440,681	—	—	—	440,681
Intercompany receivable (payable)	(23,477)	43,872	31,050	(51,445)	—
Other noncurrent assets	45,724	57	—	—	45,781

Total other assets	462,928	43,929	31,050	(51,445)	486,462

Total assets	$1,636,144	$43,931	$31,050	$(123,218)	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,088	$—	$—	$—	$2,088
Current maturities of lease finance obligations	3,511	—	—	—	3,511
Accounts payable	139,939	—	—	—	139,939
Accrued compensation and related taxes	19,676	—	—	—	19,676
Other accrued taxes	27,440	—	—	—	27,440
Self-insurance reserves	29,898	—	—	—	29,898
Other accrued liabilities	35,043	—	—	(65)	34,978

Total current liabilities	257,595	—	—	(65)	257,530

Other liabilities:
Long-term debt	602,215	—	—	—	602,215
Lease finance obligations	240,564	—	—	—	240,564
Deferred income taxes	72,435	—	—	—	72,435
Deferred vendor rebates	23,876	—	—	—	23,876
Intercompany payable	48,174	3,208	—	(51,382)	—
Other noncurrent liabilities	54,278	2	—	—	54,280

Total other liabilities	1,041,542	3,210	—	(51,382)	993,370

SHAREHOLDERS’ EQUITY:
Common stock	227	523	4	(527)	227
Additional paid-in-capital	172,940	40,551	26,702	(67,253)	172,940
Accumulated other comprehensive income, net	1,194	—	—	—	1,194
Retained earnings (deficit)	162,646	(353)	4,344	(3,991)	162,646

Total shareholders’ equity	337,007	40,721	31,050	(71,771)	337,007

Total liabilities and shareholders’ equity	$1,636,144	$43,931	$31,050	$(123,218)	$1,587,907

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 29, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$360,854	$—	$—	$—	$360,854
Gasoline	1,095,224	—	—	—	1,095,224

Total revenues	1,456,078	—	—	—	1,456,078

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	224,649	—	—	—	224,649
Gasoline cost of goods sold (exclusive of items shown separately below)	1,040,437	—	—	—	1,040,437
Operating, general and administrative	140,167	—	—	—	140,167
Depreciation and amortization	22,227	—	—	—	22,227

Total costs and operating expenses	1,427,480	—	—	—	1,427,480

Income from operations	28,598	—	—	—	28,598

Other income (expense):
Interest expense	(15,849)	—	—	—	(15,849)
Interest income	903	—	—	—	903
Miscellaneous	173	—	—	—	173

Total other expense	(14,773)	—	—	—	(14,773)

Income before income taxes	13,825	—	—	—	13,825
Income tax expense	(5,465)	—	—	—	(5,465)

Net income	$8,360	$—	$—	$—	$8,360

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$323,004	$—	$—	$—	$323,004
Gasoline	992,742	—	—	—	992,742

Total revenues	1,315,746	—	—	—	1,315,746

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	201,457	—	—	—	201,457
Gasoline cost of goods sold (exclusive of items shown separately below)	945,396	—	—	—	945,396
Operating, general and administrative	123,573	—	—	—	123,573
Depreciation and amortization	17,467	—	—	—	17,467

Total costs and operating expenses	1,287,893	—	—	—	1,287,893

Income from operations	27,853	—	—	—	27,853

Other income (expense):
Interest expense	(14,413)	—	—	—	(14,413)
Interest income	1,541	—	—	—	1,541
Miscellaneous	170	—	—	—	170

Total other expense	(12,702)	—	—	—	(12,702)

Income before income taxes	15,151	—	—	—	15,151
Income tax expense	(5,955)	—	—	—	(5,955)

Net income	$9,196	$—	$—	$—	$9,196

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Six Months Ended March 29, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$710,093	$—	$—	$—	$710,093
Gasoline	2,127,125	—	—	—	2,127,125

Total revenues	2,837,218	—	—	—	2,837,218

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	442,572	—	—	—	442,572
Gasoline cost of goods sold (exclusive of items shown separately below)	2,032,119	—	—	—	2,032,119
Operating, general and administrative	276,520	—	—	—	276,520
Depreciation and amortization	43,083	—	—	—	43,083

Total costs and operating expenses	2,794,294	—	—	—	2,794,294

Income from operations	42,924	—	—	—	42,924

Other income (expense):
Interest expense	(31,335)	—	—	—	(31,335)
Interest income	2,260	—	—	—	2,260
Miscellaneous	340	—	—	—	340

Total other expense	(28,735)	—	—	—	(28,735)

Income before income taxes	14,189	—	—	—	14,189
Income tax expense	(5,704)	—	—	—	(5,704)

Net income	$8,485	$—	$—	$—	$8,485

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Six Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$639,652	$—	$—	$—	$639,652
Gasoline	1,991,417	—	—	—	1,991,417

Total revenues	2,631,069	—	—	—	2,631,069

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	399,369	—	—	—	399,369
Gasoline cost of goods sold (exclusive of items shown separately below)	1,857,486	—	—	—	1,857,486
Operating, general and administrative	241,901	—	—	—	241,901
Depreciation and amortization	34,704	—	—	—	34,704

Total costs and operating expenses	2,533,460	—	—	—	2,533,460

Income from operations	97,609	—	—	—	97,609

Other income (expense):
Loss on extinguishment of debt	(1,832)				(1,832)
Interest expense	(28,846)	—	—	—	(28,846)
Interest income	2,585	—	—	—	2,585
Miscellaneous	329	—	—	—	329

Total other expense	(27,764)	—	—	—	(27,764)

Income before income taxes	69,845	—	—	—	69,845
Income tax expense	(27,678)	—	—	—	(27,678)

Net income	$42,167	$—	$—	$—	$42,167

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Six Months Ended March 29, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,485	$—	$—	$—	$8,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,083	—	—	—	43,083
Provision for deferred income taxes	53	—	—	—	53
Stock compensation expense	1,826	—	—	—	1,826
Excess income tax benefits from stock-based compensation arrangements	(1,405)				(1,405)
Other	2,975	—	—	—	2,975
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,204)	—	—	—	(6,204)
Inventories	(6,647)	—	—	—	(6,647)
Prepaid expenses and other current assets	6,388	—	—	—	6,388
Other noncurrent assets	(306)	—	—	—	(306)
Accounts payable	14,016	—	—	—	14,016
Other current liabilities and accrued expenses	(12,063)	—	—	—	(12,063)
Other noncurrent liabilities	(3,634)	—	—	—	(3,634)

Net cash provided by operating activities	46,567	—	—	—	46,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(51,525)	—	—	—	(51,525)
Proceeds from sales of property and equipment	3,617	—	—	—	3,617
Insurance recoveries	4,698				4,698
Acquisitions of businesses, net of cash acquired	(91,313)	—	—	—	(91,313)

Net cash used in investing activities	(134,523)	—	—	—	(134,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(1,799)	—	—	—	(1,799)
Principal repayments of long-term debt	(1,044)	—	—	—	(1,044)
Proceeds from lease finance obligations	28,950				28,950
Proceeds from exercise of stock options	5,099				5,099
Excess income tax benefits from stock-based compensation arrangements	1,405	—	—	—	1,405

Net cash provided by financing activities	32,611	—	—	—	32,611

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,345)	—	—	—	(55,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	—	—	—	120,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,049	$—	$—	$—	$65,049

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Six Months Ended March 30, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,167	$—	$—	$—	$42,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,704	—	—	—	34,704
Provision for deferred income taxes	1	—	—	—	1
Loss on extinguishment of debt	1,832				1,832
Stock compensation expense	1,347	—	—	—	1,347
Excess income tax benefits from stock-based compensation arrangements	(5,748)	—	—	—	(5,748)
Other	1,054	—	—	—	1,054
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	5,133	—	—	—	5,133
Inventories	5,129	—	—	—	5,129
Prepaid expenses and other current assets	(1,622)	—	—	—	(1,622)
Other noncurrent assets	253	—	—	—	253
Accounts payable	7,832	—	—	—	7,832
Other current liabilities and accrued expenses	(15,333)	—	—	—	(15,333)
Other noncurrent liabilities	(2,158)	—	—	—	(2,158)

Net cash provided by operating activities	74,591	—	—	—	74,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(36,092)	—	—	—	(36,092)
Proceeds from sales of property and equipment	3,008	—	—	—	3,008
Acquisitions of businesses, net of cash acquired	(63,252)	—	—	—	(63,252)

Net cash used in investing activities	(96,336)	—	—	—	(96,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments under lease finance obligations	(1,451)	—	—	—	(1,451)
Principal repayments of long-term debt	(305,028)	—	—	—	(305,028)
Proceeds from issuance of long-term debt	355,000	—	—	—	355,000
Proceeds from lease finance obligations	7,468	—	—	—	7,468
Proceeds from exercise of stock options	4,160	—	—	—	4,160
Repayment for purchase of note hedge	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	—	25,220
Excess income tax benefits form stock-based compensation arrangements	5,748	—	—	—	5,748
Other financing cost	(6,600)				(6,600)

Net cash provided by financing activities	40,797	—	—	—	40,797

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,052	—	—	—	19,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,472	—	—	—	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$130,524	$—	$—	$—	$130,524

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes, appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2006. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries.

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

For a discussion of these and other risks and uncertainties, please refer to Part II. Other Information-Item 1A. Risk Factors below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 8, 2007. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,559 stores in eleven states as of March 29, 2007. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets, continuing to selectively pursue acquisitions and developing new stores.

From a strategic standpoint, we continued our aggressive regional store expansion during the second quarter of fiscal 2007, growing our store count to 1,559 as of March 29, 2007. As of May 8, 2007, we have acquired, or agreed to acquire, 152 convenience stores in fiscal 2007, more than the 113 acquired during all of fiscal 2006. During the second quarter of fiscal 2007, we acquired 54 stores including the acquisition of 24 Sun Stop stores in Florida, Georgia and Alabama, 16 Angler’s Mini-Mart stores in the Charleston, South Carolina market, and 8 stores in the Ocala/Gainesville, Florida area. In addition, on April 5, 2007, we acquired 66 Petro Express® stores, and on April 19, 2007, we acquired 11 Fast Phil’s stores in the Spartanburg, South Carolina market. These acquisitions are consistent with our tuck-in strategy, and we believe they will enhance our market presence in the southeastern United States.

We believe the selected financial information presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition.

Market and Industry Trends

During the second quarter of fiscal 2007, we experienced a volatile rising retail and wholesale gasoline cost environment as domestic crude oil prices peaked at approximately $66 per barrel in March 2007 from a low of approximately $50 per barrel in January 2007. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1995, our gasoline margin per gallon has remained relatively stable and averaged approximately 12 cents per gallon on an annual basis.

Results of Operations

The table below provides a summary of our selected financial data for our three and six months ended March 29, 2007 and March 30, 2006.

	Three Months Ended		Six Months Ended
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006
Selected financial data:
Merchandise margin [1]	37.7%	37.6%	37.7%	37.6%
Gasoline gallons (millions)	478.9	428.2	945.4	837.3
Gasoline margin per gallon [1]	$0.1144	$0.1106	$0.1005	$0.1600
Gasoline retail per gallon	$2.29	$2.32	$2.25	$2.38
Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [2]	16.7%	16.4%	16.7%	16.4%
Comparable store data:
Merchandise sales %	2.7%	5.4%	2.3%	5.2%
Gasoline gallons %	0.8%	4.0%	1.4%	4.3%
Number of stores:
End of period	1,559	1,458	1,559	1,458
Weighted-average store count	1,540	1,429	1,519	1,414

[1]	We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.
[2]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended March 29, 2007 Compared to the Three Months Ended March 30, 2006

Merchandise Revenue.    Merchandise revenue for the second quarter of fiscal 2007 was $360.9 million compared to $323.0 million during the second quarter of fiscal 2006, an increase of $37.9 million, or 11.7%. The increase is primarily attributable to $31.3 million in revenue from stores acquired since December 30, 2005 and a 2.7%, or $8.3 million, increase in comparable store merchandise revenue compared to the second quarter of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $2.2 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the second quarter of fiscal 2007 was $1.1 billion compared to $992.7 million during the second quarter of fiscal 2006, an increase of $102.5 million, or 10.3%. The increase in gasoline revenue is primarily attributable to $107.2 million in revenue from stores acquired since December 30, 2005 and an increase in comparable store gallons of 3.2 million, or 0.8%. These increases were partially offset by a 1.3% decline in the average retail price per gallon, to $2.29, and lost revenue from closed stores of approximately $3.8 million.

In the second quarter of fiscal 2007, gasoline gallons sold were 478.9 million compared to 428.2 million during the second quarter of fiscal 2006, an increase of 50.6 million gallons, or 11.8%. The increase is primarily attributable to 47.0 million gasoline gallons from stores acquired since December 30, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 1.6 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $136.2 million for the second quarter of fiscal 2007 compared to $121.5 million for the second quarter of fiscal 2006, an increase of $14.7 million, or 12.1%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 10 basis point increase in merchandise margin to 37.7% for the second quarter of fiscal 2007 compared to 37.6% for the second quarter of fiscal 2006. The margin improvement is primarily due to improvements in service revenue, which increased $2.4 million, or 20.6%, from a year ago. The increase in service revenue is primarily the result of increased ATM fees, lottery income and car wash revenue.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $54.8 million for the second quarter of fiscal 2007 compared to $47.3 million for the second quarter of fiscal 2006, an increase of $7.4 million, or 15.7%. The increase is primarily attributable to the increased gallon volume discussed above and an increase in our gross profit per gallon to 11.4 cents for the second quarter of fiscal 2007 from 11.1 cents in the second quarter of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.1 cents per gallon and 3.9 cents per gallon for the three months ended March 29, 2007 and March 30, 2006, respectively.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the second quarter of fiscal 2007 totaled $140.2 million compared to $123.6 million for the second quarter of fiscal 2006, an increase of $16.6 million, or 13.4%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. These increases were partially offset by a gain of approximately $4.8 million from insurance settlements relating to 2004 and 2005 hurricane claims.

Depreciation and amortization.    Depreciation and amortization was $22.2 million for the second quarter of fiscal 2007 compared to $17.5 million for the second quarter of fiscal 2006, an increase of $4.8 million, or 27.3%. This increase is primarily attributable to increased acquisition activity and increased capital expenditures.

Income from Operations.    Income from operations totaled $28.6 million for the second quarter of fiscal 2007 compared to $27.9 million for the second quarter of fiscal 2006, an increase of $745 thousand, or 2.7%. The increase is primarily attributable to the increases in gasoline and merchandise gross profit discussed above, partially offset by the increase in operating, general and administrative expenses and depreciation and amortization discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for the second quarter of fiscal 2007 totaled $51.9 million compared to EBITDA of $47.0 million during the second quarter of fiscal 2006, an increase of $4.9 million, or 10.4%. The increase is primarily attributable to the increase in income from operations discussed above.

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

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	March 29, 2007	March 30, 2006
EBITDA	$51,901	$47,031
Interest expense and loss on extinguishment of debt	(15,849)	(14,413)
Depreciation and amortization	(22,227)	(17,467)
Provision for income taxes	(5,465)	(5,955)

Net income	$8,360	$9,196

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt. Interest expense, excluding the loss on extinguishment of debt, for the second quarter of fiscal 2007 was $15.8 million compared to $14.4 million for the second quarter of fiscal 2006. The increase is primarily due to increased lease finance obligations and a general increase in short-term interest rates.

Net Income.    Net income for the second quarter of fiscal 2007 was $8.4 million compared to a net income of $9.2 million for the second quarter of fiscal 2006. The decrease is primarily attributable to the increase in interest expense discussed above, partially offset by the increase in income from operations, also discussed above.

Six Months Ended March 29, 2007 Compared to the Six Months Ended March 30, 2006

Merchandise Revenue.    Merchandise revenue for the first six months of fiscal 2007 was $710.1 million compared to $639.7 million for the first six months of fiscal 2006, an increase of $70.4 million, or 11.0%. The increase is primarily attributable to $59.3 million in revenue from stores acquired since September 30, 2005 and a 2.3%, or $14.1 million, increase in comparable store merchandise revenue compared to the first six months of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $4.1 million.

Gasoline Revenue and Gallons.    Gasoline revenue for the first six months of fiscal 2007 was $2.1 billion compared to $2.0 billion during the first six months of fiscal 2006, an increase of $135.7 million, or 6.8%. The increase in gasoline revenue is primarily attributable to $211.8 million in revenue from stores acquired since September 30, 2005 and an increase in comparable store gallons of 11.6 million, or 1.4%. These increases were partially offset by a 5.5% decline in the average retail price per gallon, to $2.25, and lost revenue from closed stores of approximately $7.0 million.

For the first six months of fiscal 2007, gasoline gallons sold were 945.4 million compared to 837.3 million during the first six months of fiscal 2006, an increase of 108.0 million gallons, or 12.9%, from the first six months of fiscal 2006. The increase is primarily attributable to 94.6 million gasoline gallons from stores acquired since September 30, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 2.9 million gallons.

Merchandise Gross Profit and Margin.    Merchandise gross profit was $267.5 million for the first six months of fiscal 2007 compared to $240.3 million for the first six months of fiscal 2006, an increase of $27.2 million, or 11.3%. This increase is primarily attributable to the increased merchandise revenue discussed above and a 10 basis point increase in merchandise margin to 37.7% for the first six months of fiscal 2007 compared to 37.6% for the first six months of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses. We believe the margin improvement is primarily due to improvements in service revenue, which increased $4.5 million, or 20.3%, from the first six months of fiscal 2006. The increase in service revenue is primarily the result of increased ATM fees, car wash revenue, and lottery income.

Gasoline Gross Profit and Per Gallon Margin.    Gasoline gross profit was $95.0 million for the first six months of fiscal 2007 compared to $133.9 million for the first six months of fiscal 2006, a decrease of $38.9 million, or 29.1%. The decrease is primarily attributable to a decrease in our gross profit per gallon to 10.1 cents for the first six months of fiscal 2007 from 16.0 cents in the first six months of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 4.0 cents per gallon and 3.9 cents per gallon for the six months ended March 29, 2007 and March 30, 2006, respectively.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first six months of fiscal 2007 totaled $276.5 million compared to $241.9 million for the first six months of fiscal 2006, an increase of $34.6 million, or 14.3%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. These increases were partially offset by a gain of approximately $4.8 million from an insurance settlements relating to 2004 and 2005 hurricane claims.

Depreciation and amortization.    Depreciation and amortization was $43.1 million for the first six months of fiscal 2007 compared to $34.7 million for the first six months of fiscal 2006, an increase of $8.4 million, or 24.1%. This increase is primarily attributable to increased acquisition activity and increased capital expenditures.

Income from Operations.    Income from operations totaled $42.9 million for the first six months of fiscal 2007 compared to $97.6 million for the first six months of fiscal 2006, a decrease of $54.7 million, or 56.0%. The decrease is primarily attributable to the decrease in gasoline gross profit and the increase in operating, general and administrative expenses and depreciation and amortization discussed above.

EBITDA.    EBITDA for the first six months of fiscal 2007 totaled $88.6 million compared to EBITDA of $135.2 million for the first six months of fiscal 2006, a decrease of $46.6 million, or 34.5%. The decrease is attributable to the decrease in income from operations discussed above.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Six Months Ended
	March 29, 2007	March 30, 2006
EBITDA	$88,607	$135,227
Interest expense and loss on extinguishment of debt	(31,335)	(30,678)
Depreciation and amortization	(43,083)	(34,704)
Provision for income taxes	(5,704)	(27,678)

Net income	$8,485	$42,167

Loss on Extinguishment of Debt.    As a result of the refinancing of our senior secured credit facility during the first quarter of fiscal 2006, we incurred $1.8 million in refinancing charges associated with the write-off of unamortized debt issue costs associated with the facility that was paid off.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt, lease finance obligations, and the loss on extinguishment of debt referred to above. Interest expense, excluding the loss on extinguishment of debt, for the first six months of fiscal 2007 was $31.3 million compared to $28.8 million for the first six months of fiscal 2006. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes, increased lease finance obligations and a general increase in short-term interest rates.

Net Income.    Net income for the first six months of fiscal 2007 was $8.5 million compared to $42.2 million for the first six months of fiscal 2006. The decrease is primarily attributable to decreased income from operations discussed above.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities declined to $46.6 million for the first six months of fiscal 2007 compared to $74.6 million for the first six months of fiscal 2006. The decrease in cash flow from operations is primarily attributable to the $54.7 million decrease in income from operations, an increase in cash paid for interest and changes in working capital. We had $65.0 million of cash and cash equivalents on hand at March 29, 2007.

Capital Expenditures.    Capital expenditures (excluding all acquisitions and accrued purchases) for the first six months of fiscal 2007 were $51.5 million. In the first six months of fiscal 2007, we had proceeds of $3.6 million from asset dispositions and $5.1 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2007 were $42.8 million. We anticipate that net capital expenditures for fiscal 2007 will be approximately $115.0 million.

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

Acquisitions.    During the first six months of fiscal 2007, we purchased 68 stores in 14 separate transactions for approximately $90.6 million.

Cash Flows from Financing Activities.    For the first six months of fiscal 2007, net cash provided by financing activities was $32.6 million. We entered into new lease financing transactions with proceeds totaling $29.0 million, including $23.9 million related to acquisitions. At March 29, 2007, our debt consisted primarily of $203.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $150.0 million of outstanding 3.0% convertible notes. We also have outstanding $272.6 million of lease finance obligations

Senior Credit Facility.    We have outstanding the Credit Agreement which defines the terms of our existing senior credit facility, which includes (i) a $150.0 million revolving credit facility; and (ii) a $205.0 million term loan facility. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $90.0 million of the revolving credit facility is available as a letter of credit sub-facility. The senior credit facility expires in January 2012. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

As of March 29, 2007, we had no borrowings outstanding under the revolving credit facility and approximately $43.9 million of standby letters of credit had been issued. As of March 29, 2007, we have approximately $106.1 million in available borrowing capacity under the facility (approximately $46.1 million of which was available for issuances of letter of credit).

On April 4, 2007, in accordance with the terms of the senior credit facility, we entered into the Additional Term Loan in an aggregate principal amount of $100.0 million. Proceeds from the Additional Term Loan were used to partially fund the acquisition of 66 Petro Express® convenience stores.

Senior Subordinated Notes.    We have outstanding $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Convertible Notes.    We have outstanding $150.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Shareholders’ Equity.    As of March 29, 2007, our shareholders’ equity totaled $354.4 million. The $17.4 million increase from September 28, 2006 is primarily attributable to fiscal 2007 net income of $8.4 million, an increase in additional paid-in capital related to stock-based compensation expense and the income tax benefit from the note hedge.

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

We have entered into purchase agreements for an additional 84 convenience stores with closings anticipated to occur during the third quarter of fiscal 2007. As of May 8, 2007, we have closed on 80 of these stores. These transactions are being funded with $100.0 million in incremental borrowings under our senior credit facility, approximately $160.0 million in lease financing transactions and cash on hand. We believe that cash on hand, cash provided by operations supplemented by funds available under our senior credit facility and lease financing will be sufficient for us to consummate the remaining transactions.

We are currently negotiating a third amended and restated credit agreement which would define the terms of a new senior credit facility, which would consist of a $350.0 million term loan, a $225.0 million revolving credit facility and a delayed draw term loan facility of up to $100.0 million. Should we close on the new senior credit facility, we anticipate using proceeds to repay all amounts outstanding under our existing senior credit facility, to pay loan origination fees and for general corporate purposes, including acquisitions. We anticipate this new senior credit facility to include customary affirmative and negative covenants and to close during the third quarter of fiscal 2007. Although we expect that we will be able to refinance our existing senior credit facility, there can be no assurances that we will be able to do so.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had and is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to be sustained upon examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional disclosure required by Issue No. 06-3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 29, 2007, including applicable interest rates, are discussed above, in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates, based on rates in effect at March 29, 2007, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 29, 2007.

Expected Maturity Date

as of March 29, 2007

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total	Fair Value
Long-term debt	$1,044	$2,091	$2,094	$2,098	$2,101	$593,831	$603,259	$629,784
Weighted-average interest rate	6.23%	6.15%	6.24%	6.33%	6.33%	6.72%	6.37%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 29, 2007 and September 28, 2006, the interest rate on approximately 88% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 29, 2007, would be to change interest expense by approximately $730 thousand.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	March 29, 2007	September 28, 2006
Notional principal amount	$130,000	$130,000
Weighted-average pay rate	4.24%	4.24%
Weighted-average receive rate	5.36%	5.52%
Weighted-average years to maturity	1.71	2.21

As of March 29, 2007, the fair value of our swap agreements represented an asset of $1.3 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer conclude that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all eleven states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Seconded Amended Complaint. The motion is pending before the court.

While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1,000,000 from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to final agreement on, and execution of, definitive settlement documents and court approvals. Final approval of the proposed settlement is expected to take several months and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since late 2006, over 35 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in three cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No.7:07-cv-00535-LSC); and one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No.1:07-cv-00136). The plaintiffs in the lawsuits generally allege that they are retail purchasers who purchased motor fuel that was greater than 60 degrees Fahrenheit at the time of sale. In two cases in which we are a defendant, the plaintiffs allege that they received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In one case in which we are a defendant, plaintiffs have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but collect taxes from consumers in non-temperature adjusted gallons, defendants sell a greater volume of fuel than the amount on which they pay tax. Thus, plaintiffs allege that when fuel is sold to consumers at temperatures above 60 degrees, defendants enjoy a benefit because they receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in this case seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. Motions to consolidate all the cases with one court pursuant to multidistrict litigation procedures have recently been filed. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 85 acquisitions, growing our store base from 379 to 1,638 stores as of May 4, 2007. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

We have a significant amount of indebtedness. As of May 4, 2007, we had consolidated debt, including lease finance obligations, of approximately $875.9 million. As of May 4, 2007, our availability under our senior credit facility for borrowing was approximately $106.1 million (approximately $46.1 million of which was available for issuance of letters of credit). We are currently negotiating a third amended and restated credit agreement that we expect will increase our term loan to $350.0 million and increase the amount available under our revolving credit facility to $225.0 million (approximately $120.0 million of which we expect will be available for issuance of letters of credit). Although we are currently in negotiations to refinance our senior credit facility, we cannot assure you that we will be able to complete that refinancing on commercially reasonable terms or at all.

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

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $150.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we and they now face could increase. We are currently negotiating a third amended and restated credit agreement that we expect will increase the amount available under our revolving credit facility to $225.0 million. Although we are currently in negotiations to refinance our senior credit facility, we cannot assure you that we will be able to complete that refinancing on commercially reasonable terms or at all.

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

Our senior credit facility and the indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments. Other restrictive covenants require that we meet fixed charge coverage and leverage tests, as defined in the senior credit facility agreement. A violation of any of these covenants could cause an event of default under the senior credit facility. We are currently negotiating a third amended and restated credit agreement that we expect will not include a fixed charge coverage test but we expect will include an interest coverage test and limitations on our ability to make capital expenditures. Although we are currently in negotiations to refinance our senior credit facility, we cannot assure you that we will be able to complete that refinancing on commercially reasonable terms or at all.

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

If we are unable to attract and hire a new Chief Financial Officer or if the search process takes too long, our business could suffer.

We are actively seeking a new Chief Financial Officer in connection with the recent announcement that Daniel J. Kelly, our current Chief Financial Officer, is resigning. Mr. Kelly has agreed to continue his service until November 30, 2007. There is intense competition for qualified senior management, particularly those with the financial expertise needed for this position. If we are unable to attract and hire a new Chief Financial Officer in a timely manner, our business could suffer from the uncertainty caused by the continued management search process. If Mr. Kelly were to step down prior to our hiring of a replacement, our business also could suffer.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of May 4, 2007, there were 22,886,459 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed with the SEC a registration statement that covers up to 839,385 shares issuable upon the exercise of stock options currently outstanding under our 1999 Stock Option Plan, as well as a registration statement that covers up to 2.4 million shares issuable pursuant to share-based awards under our Omnibus Plan, plus any options issued under our 1999 Stock Option Plan that are forfeited or cancelled after March 29, 2007. Shares registered on a registration statement may be sold freely at any time after issuance.

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

On March 29, 2007, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Elected ten nominees to serve as directors each for a term of one year or until his or her successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	21,704,507	314,763
Robert F. Bernstock	21,107,815	911,455
Paul L. Brunswick	21,975,140	44,130
Wilfred A. Finnegan	21,991,900	27,370
Edwin J. Holman	21,111,465	907,805
Terry L. McElroy	18,978,437	3,040,833
Mark D. Miles	21,107,965	911,305
Bryan E. Monkhouse	21,992,340	26,930
Thomas M. Murnane	21,975,809	43,461
Maria C. Richter	21,993,940	25,330

(2) Voted for the approval of The Pantry, Inc. 2007 Omnibus Plan. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Approval of The Pantry, Inc. 2007 Omnibus Plan	16,164,231	2,940,112	10,294

(3) Ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending September 27, 2007. The votes were cast as follows:

	Votes For	Votes Against	Votes Withheld
Ratification of Deloitte & Touche LLP	21,874,944	135,790	8,536

Item 6.	Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (the “Company”) and Petro Express, Inc.*

10.1	Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between the Company and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	The Pantry, Inc. Incentive Compensation Plan (represents a management contract or compensatory plan or arrangement).

10.3	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007) (represents a management contract or compensatory plan or arrangement).

Exhibit Number	Description of Document

10.4	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (represents a management contract or compensatory plan or arrangement).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Company agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/S/ DANIEL J. KELLY
Daniel J. Kelly
Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

Date: May 8, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (the “Company”) and Petro Express, Inc.*

10.1	Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between the Company and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2	The Pantry, Inc. Incentive Compensation Plan (represents a management contract or compensatory plan or arrangement).

10.3	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007) (represents a management contract or compensatory plan or arrangement).

10.4	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (represents a management contract or compensatory plan or arrangement).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Company agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment of omitted items.