Form 10-Q
period 2007-06-28
PANTRY INC
filed 2007-08-07
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2007

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

Large accelerated filer ☒                                 Accelerated filer ☐                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,886,793 SHARES
(Class)	(Outstanding at August 3, 2007)

THE PANTRY, INC.

FORM 10-Q

JUNE 28, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 28, 2007	September 28, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,142	$120,394
Receivables, net	97,018	68,064
Inventories	172,535	140,135
Prepaid expenses and other current assets	15,577	18,783
Deferred income taxes	9,980	8,348

Total current assets	373,252	355,724

Property and equipment, net	1,038,869	745,721

Other assets:
Goodwill	548,538	440,681
Other noncurrent assets	78,858	45,781

Total other assets	627,396	486,462

Total assets	$2,039,517	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,540	$2,088
Current maturities of lease finance obligations	6,152	3,511
Accounts payable	186,153	139,939
Accrued compensation and related taxes	19,310	19,676
Other accrued taxes	27,647	27,440
Self-insurance reserves	32,356	29,898
Other accrued liabilities	45,807	34,978

Total current liabilities	320,965	257,530

Other liabilities:
Long-term debt	746,760	602,215
Lease finance obligations	438,411	240,564
Deferred income taxes	76,966	72,435
Deferred vendor rebates	23,056	23,876
Other noncurrent liabilities	64,542	54,280

Total other liabilities	1,349,735	993,370

Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,886,459 and 22,687,240 issued and outstanding at June 28, 2007 and September 28, 2006, respectively	229	227
Additional paid-in capital	183,629	172,940
Accumulated other comprehensive income, net of deferred income taxes of $755 at June 28, 2007 and $762 at September 28, 2006	1,183	1,194
Retained earnings	183,776	162,646

Total shareholders’ equity	368,817	337,007

Total liabilities and shareholders’ equity	$2,039,517	$1,587,907

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$430,971	$372,081	$1,141,064	$1,011,733
Gasoline	1,622,860	1,273,031	3,749,985	3,264,448

Total revenues	2,053,831	1,645,112	4,891,049	4,276,181

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	273,317	232,938	715,889	632,307
Gasoline cost of goods sold (exclusive of items shown separately below)	1,552,066	1,208,253	3,584,185	3,065,739
Operating, general and administrative	159,484	136,462	436,004	378,363
Depreciation and amortization	25,762	20,136	68,845	54,840

Total costs and operating expenses	2,010,629	1,597,789	4,804,923	4,131,249

Income from operations	43,202	47,323	86,126	144,932

Other income (expense):
Loss on extinguishment of debt	(2,212)	—	(2,212)	(1,832)
Interest expense	(20,882)	(15,251)	(52,217)	(44,096)
Interest income	496	1,150	2,756	3,734
Miscellaneous	176	281	516	610

Total other expense	(22,422)	(13,820)	(51,157)	(41,584)

Income before income taxes	20,780	33,503	34,969	103,348
Income tax expense	(8,135)	(13,212)	(13,839)	(40,889)

Net income	$12,645	$20,291	$21,130	$62,459

Earnings per share:
Basic	$0.55	$0.89	$0.93	$2.77
Diluted	$0.55	$0.86	$0.92	$2.71

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 28, 2007	June 29, 2006
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,130	$62,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,845	54,840
Provision (benefit) for deferred income taxes	1,925	(2,239)
Loss on extinguishment of debt	2,212	1,832
Stock compensation expense	2,729	2,060
Excess income tax benefits from stock-based compensation arrangements	(1,377)	(5,847)
Other	4,393	1,965
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(36,540)	(7,835)
Inventories	(18,324)	(6,341)
Prepaid expenses and other current assets	2,830	(1,690)
Other noncurrent assets	(518)	(52)
Accounts payable	42,801	14,985
Other current liabilities and accrued expenses	4,564	1,297
Other noncurrent liabilities	(2,408)	(2,897)

Net cash provided by operating activities	92,262	112,537

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(94,334)	(59,284)
Proceeds from sales of property and equipment	3,653	3,874
Insurance recoveries	5,448	—
Acquisitions of businesses, net of cash acquired	(395,580)	(102,069)

Net cash used in investing activities	(480,813)	(157,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(304,003)	(305,549)
Proceeds from issuance of long-term debt	450,000	355,000
Repayments of revolving credit facility	(25,000)	—
Borrowings under revolving credit facility	25,000	—
Repayments of lease finance obligations	(3,228)	(2,228)
Proceeds from lease finance obligations	200,540	24,829
Proceeds from exercise of stock options	5,099	4,382
Payment for purchase of note hedge	—	(43,720)
Proceeds from issuance of warrant	—	25,220
Excess income tax benefits from stock-based compensation arrangements	1,377	5,847
Other financing costs	(3,486)	(6,619)

Net cash provided by financing activities	346,299	57,162

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,252)	12,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,142	$123,692

Cash paid during the period:
Interest	$50,817	$37,724

Income taxes	$8,681	$45,971

Non-cash transactions:
Accrued purchases of property and equipment	$11,347	$2,608

Capital expenditures financed through capital leases	$4,076	$—

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts at June 28, 2007 and for the three and nine months ended June 28, 2007 and June 29, 2006 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 28, 2006 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2006.

Our results of operations for the three and nine months ended June 28, 2007 and June 29, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2007” refer to our current fiscal year and references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Our 2007 fiscal year ends on September 27, 2007 and is a 52 week year. Fiscal 2006 was also a 52 week year.

The Pantry

As of June 28, 2007, we operated 1,642 convenience stores located in Florida (463), North Carolina (386), South Carolina (276), Georgia (136), Tennessee (104), Alabama (82), Mississippi (81), Virginia (50), Kentucky (30), Louisiana (25), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 28, 2007, we operated 242 quick service restaurants within 230 of our locations and 255 of our stores included car wash facilities. Self-service gasoline is sold at 1,620 locations, 1,056 of which sell gasoline under major oil company brand names including BP®, Chevron®, Citgo®, or ExxonMobil®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $242.2 million and $651.5 million for the three and nine months ended June 28, 2007, respectively, and $194.5 million and $547.2 million for the three and nine months ended June 29, 2006, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 28, 2007 and June 29, 2006, we have increased inventory by capitalizing variances of approximately $9.3 million and $7.6 million, respectively. At the end of any fiscal year, the entire variance, if any, is absorbed into cost of goods sold.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the disclosure required by Issue No. 06-3.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first nine months of fiscal 2007, we purchased 152 stores and their related businesses in 21 separate transactions for approximately $395.3 million. The fiscal 2007 acquisitions were funded from available cash on hand, borrowings under our senior credit facility and lease financing on acquired real property.

The table below provides information concerning the acquisitions we completed during the first nine months of fiscal 2007:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop Convenience Stores	Alabama, Florida, and Georgia	24
April 5, 2007	Petro Express, Inc.	Petro Express®	North Carolina and South Carolina	66
April 19, 2007	Willard Oil Company, Inc., Fast Phil’s of SC, Inc. and Willard Realty Associates	Fast Phil’s	South Carolina	11
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	20

Total				152

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following are the aggregate purchase price allocations for the 152 stores acquired during the first nine months of fiscal 2007. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our financial statements. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$14,076
Accounts receivable	861
Prepaid expenses and other current assets	196
Other noncurrent assets	2,472
Property and equipment	254,896

Total assets	272,501

Liabilities Assumed:
Accounts payable	3,413
Deferred vendor rebates	3,864
Other current liabilities	126
Other noncurrent liabilities	6,493

Total liabilities	13,896

Net tangible assets acquired, net of cash	258,605
Tradenames	26,560
Non-compete agreements	2,849
Goodwill	107,334

Total purchase cost, including direct acquisition costs, net of cash acquired	$395,348

We expect that goodwill associated with these transactions totaling $96.2 million will be deductible for income tax purposes over 15 years and $11.1 million will not be deductible.

The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired assets as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine Months Ended
	June 28, 2007	June 29, 2006
Total revenues	$5,371,574	$5,063,535
Net income	25,801	70,866
Earnings per share:
Basic	$1.13	$3.15
Diluted	$1.12	$3.08

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table reflects goodwill and other intangible asset balances as of September 28, 2006 and the activity thereafter through June 28, 2007 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	10.3	22.5
Gross balance at September 28, 2006	$440,681	$2,800	$2,850	$1,347	$9,614
Purchase accounting adjustments (1)	523	—	—	331	—
Acquisitions	107,334	26,560	—	—	2,849

Gross balance at June 28, 2007	$548,538	$29,360	$2,850	$1,678	$12,463

Accumulated amortization at September 28, 2006			$(1,352)	$(203)	$(2,560)
Amortization			(712)	(187)	(748)

Accumulated amortization at June 28, 2007			$(2,064)	$(390)	$(3,308)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions.

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of June 28, 2007 is as follows (amounts in thousands):

Fiscal year:
2007	$684
2008	2,265
2009	1,505
2010	876
2011	428
Thereafter	5,471

Total estimated amortization expense	$11,229

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2007 and will conduct our annual impairment testing of other intangible assets in the fourth quarter of fiscal 2007. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized in the periods presented for fiscal 2007 or fiscal 2006.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENCIES

As of June 28, 2007, we were contingently liable for outstanding letters of credit in the amount of approximately $55.9 million primarily related to several self-insurance programs, vendor contracts, and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of the related liabilities.

Since the beginning of fiscal 2007, over 40 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in six cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the six in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 28, 2007, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of June 28, 2007, environmental reserves of approximately $1.0 million and $23.7 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 28, 2006, environmental reserves of approximately $1.0 million and $17.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 292 and 269 known contaminated sites, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $21.7 million of our environmental obligations will be funded by state trust funds and third party insurance; as a result we may spend approximately $2.0 million for remediation, tank removal and litigation. Also, as of June 28, 2007 and September 28, 2006, there were an additional 570 and 534 sites, respectively, that are known to be contaminated sites that are the responsibility of, and are being remediated by, third parties and therefore the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation costs for which the timing of payments can be reasonably estimated are discounted using an appropriate rate to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 28, 2007, anticipated reimbursements of $21.8 million are recorded as other noncurrent assets and $2.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 28, 2007	September 28, 2006
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	350,000	—
Senior credit facility; interest payable at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	—	203,975
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	300	328

Total long-term debt	750,300	604,303
Less—current maturities	(3,540)	(2,088)

Long-term debt, net of current maturities	$746,760	$602,215

We have outstanding $250.0 million of our 7.75% senior subordinated notes due 2014. The 7.75% senior subordinated notes are guaranteed by two of our subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (see Note 11-Guarantor Subsidiaries).

On April 4, 2007, in accordance with the terms of our then-existing credit agreement (the “Previous Credit Agreement”), we borrowed an additional term loan in an aggregate principal amount of $100.0 million (the “Additional Term Loan”) and used the proceeds to finance the Petro Express acquisition. The Additional Term Loan was subject to the same terms and conditions, including interest rate and maturity date, as was the original $205.0 million term loan under the Previous Credit Agreement and the principal amount of the Additional Term Loan was scheduled to be repaid in 19 quarterly installments beginning on June 30, 2007, unless such payments were accelerated or prepaid as provided in the Previous Credit Agreement. The terms of the Additional Term Loan were incorporated into the Previous Credit Agreement through an amendment by and among the Company, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., as guarantors, Wachovia Bank, National Association, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender.

On May 15, 2007, we entered into a Third Amended and Restated Credit Agreement (the “New Credit Agreement”) which defines the terms of a new senior credit facility representing an initial aggregate amount of $675 million. This new senior credit facility includes: (i) a $225 million six-year revolving credit facility; (ii) a $350 million seven-year term loan facility; and (iii) a $100 million seven-year delayed draw term loan facility available, at our option, until May 15, 2008. In addition, we may at any time incur up to $200 million in

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in the New Credit Agreement and (ii) we would be able to satisfy certain other conditions set forth in the New Credit Agreement.

Proceeds from the senior credit facility were used to refinance our credit facilities in existence at May 15, 2007 and pay related fees and expenses. In connection with the refinancing, we recorded a non-cash charge of approximately $2.2 million related to the write-off of deferred financing costs associated with the previous senior credit facility. We incurred approximately $2.5 million in costs associated with the senior credit facility which were deferred and will be amortized over the life of the facility.

The senior credit facility is fully and unconditionally guaranteed by R. & H. Maxxon, Inc., Kangaroo, Inc., and our future, direct and indirect, material domestic subsidiaries.

Our borrowings under the term loans bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Thereafter, if our consolidated total leverage ratio (as defined in the New Credit Agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans will be decreased by 0.25%.

Our borrowings under the revolving credit facility bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Thereafter, if our consolidated total leverage ratio (as defined in the New Credit Agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be decreased by 0.25%. In addition, we may use up to $15 million of the revolving credit facility for swingline loans and up to $120 million for the issuance of commercial and standby letters of credit.

As of June 28, 2007, there were no outstanding borrowings under the revolving credit facility and we had approximately $55.9 million of standby letters of credit issued under the facility. As a result, we had approximately $169.1 million in available borrowing capacity under the revolving credit facility (approximately $64.1 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset to 5.32% on June 28, 2007.

The senior credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in the New Credit Agreement. Additionally, the senior credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of June 28, 2007, we were in compliance with our covenants and restrictions.

We also have outstanding $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”). The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of June 28, 2007, our closing stock price was $46.68. If, upon the occurrence of certain events, the holders of the convertible notes

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

The remaining annual maturities of our long-term debt as of June 28, 2007 are as follows (amounts in thousands):

Year Ended September:
2007	$10
2008	3,540
2009	3,544
2010	3,548
2011	3,552
Thereafter	736,106

Total long-term debt	$750,300

Substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 28, 2007, prepaid expenses and other current assets and other noncurrent assets include derivative assets of approximately $138 thousand and $1.8 million, respectively. At September 28, 2006, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $107 thousand and $1.8 million, respectively. Cash flow hedges at June 28, 2007 represent interest rate swaps with a notional amount of $115.0 million and a weighted-average pay rate of 4.26%, and have various settlement dates, the latest of which is April 2009.

NOTE 7—STOCK-BASED COMPENSATION

Effective September 30, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $904 thousand and $713 thousand in stock-based compensation expense in operating, general and administrative expenses during the three months ended June 28, 2007 and June 29, 2006, respectively, and $2.7 million and $2.1 million for the nine months ended June 28, 2007 and June 29, 2006, respectively.

During the first nine months of fiscal 2007, we granted 303 thousand options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $4.3 million, which will be amortized to expense over the options’ requisite service periods.

During the first nine months of fiscal 2007, options to purchase 199 thousand shares were exercised resulting in approximately $5.1 million in proceeds.

On January 12, 2007, upon the recommendation of the Compensation and Organization Committee of our Board of Directors, our Board of Directors approved The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”), and on March 29, 2007, the Omnibus Plan was approved by our stockholders. The Omnibus Plan permits the

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

award of cash incentives and equity incentive grants covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and nonforfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards. The Omnibus Plan is administered by the Compensation and Organization Committee of our Board of Directors.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Net income	$12,645	$20,291	$21,130	$62,459
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of ($226), ($268), $7 and ($583), respectively)	356	422	(11)	916

Comprehensive income	$13,001	$20,713	$21,119	$63,375

The components of unrealized gains (losses) on qualifying cash flow hedges, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Unrealized gains (losses) on qualifying cash flow hedges	$155	$192	$(672)	$(157)
Reclassification adjustment recorded as a reduction of interest expense	201	230	661	1,073

Net unrealized gains (losses) on qualifying cash flow hedges	$356	$422	$(11)	$916

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INTEREST EXPENSE AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Interest on long-term debt, including amortization of deferred financing costs	$12,276	$9,917	$32,352	$29,473
Interest on lease finance obligations	9,282	5,641	21,896	16,475
Interest rate swap settlements	(329)	(379)	(1,084)	(1,987)
Fair market value change in non-qualifying derivatives	9	—	9	(2)
Interest capitalized	(377)	—	(1,006)	—
Miscellaneous	21	72	50	137

Subtotal: Interest expense	$20,882	$15,251	$52,217	$44,096
Loss on debt extinguishment	2,212	—	2,212	1,832

Total interest expense and loss on extinguishment of debt	$23,094	$15,251	$54,429	$45,928

The loss on extinguishment of debt of $2.2 million for the three months and nine months ended June 28, 2007, and the $1.8 million loss on extinguishment of debt for the nine months ended June 29, 2006, represent write-offs of unamortized loan origination costs associated with separate refinancings of our senior credit facility.

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Net income	$12,645	$20,291	$21,130	$62,459

Earnings per share—basic:
Weighted-average shares outstanding	22,886	22,682	22,791	22,516

Earnings per share—basic	$0.55	$0.89	$0.93	$2.77

Earnings per share—diluted:
Weighed-average shares outstanding	22,886	22,682	22,791	22,516
Dilutive impact of options and convertible notes outstanding	106	790	165	513

Weighted-average shares and potential dilutive shares outstanding	22,992	23,472	22,956	23,029

Earnings per share—diluted	$0.55	$0.86	$0.92	$2.71

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 388 thousand and 30 thousand for the three months ended June 28, 2007 and June 29, 2006, respectively, and were 388 thousand and 50 thousand for the nine months ended June 28, 2007 and June 29, 2006, respectively. The aggregate number of shares, totaling approximately 3.8 million, that we could be obligated to issue upon conversion of our convertible notes were excluded from the three and nine months ended June 28, 2007 computation because their inclusion would have been antidilutive. The aggregate number of shares, approximately 3.0 million, that we may issue upon exercise of warrants were excluded from the three and nine months ended June 28, 2007 and June 29, 2006 computations as their inclusion would have been antidilutive.

NOTE 11—GUARANTOR SUBSIDIARIES

We have two wholly owned subsidiaries, R. & H. Maxxon, Inc. and Kangaroo, Inc. (the “Guarantor Subsidiaries”) that are guarantors of our senior credit facility, our subordinated notes, and our convertible notes. The guarantees are joint and several in addition to full and unconditional. Our other wholly owned subsidiaries, which do not guarantee our debt, are D&D Oil Co., Inc., Shop-A-Snak Food Mart, Inc., Marco Petroleum, Inc., Angler’s Mini-Mart, Inc. and Coastal Petroleum Company, Inc. (the “Non-Guarantor Subsidiaries”). Neither the Guarantor Subsidiaries nor the Non-Guarantor Subsidiaries conduct any operations or have any significant assets. Combined financial information is as follows:

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

June 28, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$78,142	$—	$—	$—	$78,142
Receivables, net	97,018	—	—	—	97,018
Inventories	172,535	—	—	—	172,535
Prepaid expenses and other current assets	15,575	2	—	—	15,577
Deferred income taxes	9,980	—	—	—	9,980

Total current assets	373,250	2	—	—	373,252

Investment in subsidiaries	85,767	—	—	(85,767)	—

Property and equipment, net	1,038,869	—	—	—	1,038,869

Other assets:
Goodwill	548,538	—	—	—	548,538
Intercompany receivable	—	43,872	45,044	(88,916)	—
Other noncurrent assets	78,801	57	—	—	78,858

Total other assets	627,339	43,929	45,044	(88,916)	627,396

Total assets	$2,125,225	$43,931	$45,044	$(174,683)	$2,039,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,540	$—	$—	$—	$3,540
Current maturities of lease finance obligations	6,152	—	—	—	6,152
Accounts payable	186,153	—	—	—	186,153
Accrued compensation and related taxes	19,310	—	—	—	19,310
Other accrued taxes	27,647	—	—	—	27,647
Self-insurance reserves	32,356	—	—	—	32,356
Other accrued liabilities	45,872	—	—	(65)	45,807

Total current liabilities	321,030	—	—	(65)	320,965

Other liabilities:
Long-term debt	746,760	—	—	—	746,760
Lease finance obligations	438,411	—	—	—	438,411
Deferred income taxes	76,966	—	—	—	76,966
Deferred vendor rebates	23,056	—	—	—	23,056
Intercompany payable	85,645	3,208	—	(88,853)	—
Other noncurrent liabilities	64,540	2	—	—	64,542

Total other liabilities	1,435,378	3,210	—	(88,853)	1,349,735

SHAREHOLDERS’ EQUITY:
Common stock	229	523	5	(528)	229
Additional paid-in-capital	183,629	40,551	40,903	(81,454)	183,629
Accumulated other comprehensive income, net	1,183	—	—	—	1,183
Retained earnings (deficit)	183,776	(353)	4,136	(3,783)	183,776

Total shareholders’ equity	368,817	40,721	45,044	(85,765)	368,817

Total liabilities and shareholders’ equity	$2,125,225	$43,931	$45,044	$(174,683)	$2,039,517

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING BALANCE SHEETS

September 28, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$120,394	$—	$—	$—	$120,394
Receivables, net	68,064	—	—	—	68,064
Inventories	140,135	—	—	—	140,135
Prepaid expenses and other current assets	18,781	2	—	—	18,783
Deferred income taxes	8,348	—	—	—	8,348

Total current assets	355,722	2	—	—	355,724

Investment in subsidiaries	71,773	—	—	(71,773)	—

Property and equipment, net	745,721	—	—	—	745,721

Other assets:
Goodwill	440,681	—	—	—	440,681
Intercompany receivable	—	43,872	31,050	(74,922)	—
Other noncurrent assets	45,724	57	—	—	45,781

Total other assets	486,405	43,929	31,050	(74,922)	486,462

Total assets	$1,659,621	$43,931	$31,050	$(146,695)	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,088	$—	$—	$—	$2,088
Current maturities of lease finance obligations	3,511	—	—	—	3,511
Accounts payable	139,939	—	—	—	139,939
Accrued compensation and related taxes	19,676	—	—	—	19,676
Other accrued taxes	27,440	—	—	—	27,440
Self-insurance reserves	29,898	—	—	—	29,898
Other accrued liabilities	35,043	—	—	(65)	34,978

Total current liabilities	257,595	—	—	(65)	257,530

Other liabilities:
Long-term debt	602,215	—	—	—	602,215
Lease finance obligations	240,564	—	—	—	240,564
Deferred income taxes	72,435	—	—	—	72,435
Deferred vendor rebates	23,876	—	—	—	23,876
Intercompany payable	71,651	3,208	—	(74,859)	—
Other noncurrent liabilities	54,278	2	—	—	54,280

Total other liabilities	1,065,019	3,210	—	(74,859)	993,370

SHAREHOLDERS’ EQUITY:
Common stock	227	523	4	(527)	227
Additional paid-in-capital	172,940	40,551	26,702	(67,253)	172,940
Accumulated other comprehensive income, net	1,194	—	—	—	1,194
Retained earnings (deficit)	162,646	(353)	4,344	(3,991)	162,646

Total shareholders’ equity	337,007	40,721	31,050	(71,771)	337,007

Total liabilities and shareholders’ equity	$1,659,621	$43,931	$31,050	$(146,695)	$1,587,907

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended June 28, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$430,971	$—	$—	$—	$430,971
Gasoline	1,622,860	—	—	—	1,622,860

Total revenues	2,053,831	—	—	—	2,053,831

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	273,317	—	—	—	273,317
Gasoline cost of goods sold (exclusive of items shown separately below)	1,552,066	—	—	—	1,552,066
Operating, general and administrative	159,484	—	—	—	159,484
Depreciation and amortization	25,762	—	—	—	25,762

Total costs and operating expenses	2,010,629	—	—	—	2,010,629

Income from operations	43,202	—	—	—	43,202

Other income (expense):
Loss on extinguishment of debt	(2,212)				(2,212)
Interest expense	(20,882)	—	—	—	(20,882)
Interest income	496	—	—	—	496
Miscellaneous	176	—	—	—	176

Total other expense	(22,422)	—	—	—	(22,422)

Income before income taxes	20,780	—	—	—	20,780
Income tax expense	(8,135)	—	—	—	(8,135)

Net income	$12,645	$—	$—	$—	$12,645

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Three Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$372,081	$—	$—	$—	$372,081
Gasoline	1,273,031	—	—	—	1,273,031

Total revenues	1,645,112	—	—	—	1,645,112

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	232,938	—	—	—	232,938
Gasoline cost of goods sold (exclusive of items shown separately below)	1,208,253	—	—	—	1,208,253
Operating, general and administrative	136,462	—	—	—	136,462
Depreciation and amortization	20,136	—	—	—	20,136

Total costs and operating expenses	1,597,789	—	—	—	1,597,789

Income from operations	47,323	—	—	—	47,323

Other income (expense):
Interest expense	(15,251)	—	—	—	(15,251)
Interest income	1,150	—	—	—	1,150
Miscellaneous	281	—	—	—	281

Total other expense	(13,820)	—	—	—	(13,820)

Income before income taxes	33,503	—	—	—	33,503
Income tax expense	(13,212)	—	—	—	(13,212)

Net income	$20,291	$—	$—	$—	$20,291

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Nine Months Ended June 28, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,141,064	$—	$—	$—	$1,141,064
Gasoline	3,749,985	—	—	—	3,749,985

Total revenues	4,891,049	—	—	—	4,891,049

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	715,889	—	—	—	715,889
Gasoline cost of goods sold (exclusive of items shown separately below)	3,584,185	—	—	—	3,584,185
Operating, general and administrative	436,004	—	—	—	436,004
Depreciation and amortization	68,845	—	—	—	68,845

Total costs and operating expenses	4,804,923	—	—	—	4,804,923

Income from operations	86,126	—	—	—	86,126

Other income (expense):
Loss on extinguishment of debt	(2,212)				(2,212)
Interest expense	(52,217)	—	—	—	(52,217)
Interest income	2,756	—	—	—	2,756
Miscellaneous	516	—	—	—	516

Total other expense	(51,157)	—	—	—	(51,157)

Income before income taxes	34,969	—	—	—	34,969
Income tax expense	(13,839)	—	—	—	(13,839)

Net income	$21,130	$—	$—	$—	$21,130

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

Nine Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues:
Merchandise	$1,011,733	$—	$—	$—	$1,011,733
Gasoline	3,264,448	—	—	—	3,264,448

Total revenues	4,276,181	—	—	—	4,276,181

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	632,307	—	—	—	632,307
Gasoline cost of goods sold (exclusive of items shown separately below)	3,065,739	—	—	—	3,065,739
Operating, general and administrative	378,363	—	—	—	378,363
Depreciation and amortization	54,840	—	—	—	54,840

Total costs and operating expenses	4,131,249	—	—	—	4,131,249

Income from operations	144,932	—	—	—	144,932

Other income (expense):
Loss on extinguishment of debt	(1,832)				(1,832)
Interest expense	(44,096)	—	—	—	(44,096)
Interest income	3,734	—	—	—	3,734
Miscellaneous	610	—	—	—	610

Total other expense	(41,584)	—	—	—	(41,584)

Income before income taxes	103,348	—	—	—	103,348
Income tax expense	(40,889)	—	—	—	(40,889)

Net income	$62,459	$—	$—	$—	$62,459

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Nine Months Ended June 28, 2007

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,130	$—	$—	$—	$21,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,845	—	—	—	68,845
Provision for deferred income taxes	1,925	—	—	—	1,925
Loss on extinguishment of debt	2,212	—	—	—	2,212
Stock compensation expense	2,729	—	—	—	2,729
Excess income tax benefits from stock-based compensation arrangements	(1,377)	—	—	—	(1,377)
Other	4,393	—	—	—	4,393
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(36,540)	—	—	—	(36,540)
Inventories	(18,324)	—	—	—	(18,324)
Prepaid expenses and other current assets	2,830	—	—	—	2,830
Other noncurrent assets	(518)	—	—	—	(518)
Accounts payable	42,801	—	—	—	42,801
Other current liabilities and accrued expenses	4,564	—	—	—	4,564
Other noncurrent liabilities	(2,408)	—	—	—	(2,408)

Net cash provided by operating activities	92,262	—	—	—	92,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(94,334)	—	—	—	(94,334)
Proceeds from sales of property and equipment	3,653	—	—	—	3,653
Insurance recoveries	5,448	—	—	—	5,448
Acquisitions of businesses, net of cash acquired	(395,580)	—	—	—	(395,580)

Net cash used in investing activities	(480,813)	—	—	—	(480,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(304,003)	—	—	—	(304,003)
Proceeds from issuance of long-term debt	450,000	—	—	—	450,000
Repayments of revolving credit facility	(25,000)	—	—	—	(25,000)
Borrowings under revolving credit facility	25,000	—	—	—	25,000
Repayments of lease finance obligations	(3,228)	—	—	—	(3,228)
Proceeds from lease finance obligations	200,540	—	—	—	200,540
Proceeds from exercise of stock options	5,099	—	—	—	5,099
Excess income tax benefits from stock-based compensation arrangements	1,377	—	—	—	1,377
Other financing costs	(3,486)	—	—	—	(3,486)

Net cash provided by financing activities	346,299	—	—	—	346,299

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,252)	—	—	—	(42,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,394	—	—	—	120,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,142	$—	$—	$—	$78,142

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

THE PANTRY, INC. AND SUBSIDIARIES

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Nine Months Ended June 29, 2006

(Dollars in thousands)

	The Pantry (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,459	$—	$—	$—	$62,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,840	—	—	—	54,840
Benefit for deferred income taxes	(2,239)	—	—	—	(2,239)
Loss on extinguishment of debt	1,832				1,832
Stock compensation expense	2,060	—	—	—	2,060
Excess income tax benefits from stock-based compensation arrangements	(5,847)	—	—	—	(5,847)
Other	1,965	—	—	—	1,965
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(8,278)	—	443	—	(7,835)
Inventories	(6,341)	—	—	—	(6,341)
Prepaid expenses and other current assets	(1,690)	—	2,739	(2,739)	(1,690)
Other noncurrent assets	(52)	—	—	—	(52)
Accounts payable	21,684	—	(6,699)	—	14,985
Other current liabilities and accrued expenses	1,158	—	139	—	1,297
Other noncurrent liabilities	(2,897)	—	—	—	(2,897)

Net cash provided by (used in) operating activities	118,654	—	(3,378)	(2,739)	112,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(59,284)	—	—	—	(59,284)
Proceeds from sales of property and equipment	3,874	—	—	—	3,874
Acquisitions of businesses, net of cash acquired	(107,456)	—	5,387	—	(102,069)

Net cash (used in) provided by investing activities	(162,866)	—	5,387	—	(157,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(305,549)	—	—	—	(305,549)
Proceeds from issuance of long-term debt	355,000	—	—	—	355,000
Repayments of lease finance obligations	(2,228)	—	—	—	(2,228)
Proceeds from lease finance obligations	24,829	—	—	—	24,829
Proceeds from exercise of stock options	4,382	—	—	—	4,382
Payment for purchase of note hedge	(43,720)	—	—	—	(43,720)
Proceeds from issuance of warrant	25,220	—	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	5,847	—	—	—	5,847
Other financing costs	(6,619)	—	—	—	(6,619)

Net cash provided by financing activities	57,162	—	—	—	57,162

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,950	—	2,009	(2,739)	12,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,472	—	—	—	111,472

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,422	$—	$2,009	$(2,739)	$123,692

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This report, including without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, reimaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Part II. Other Information—Item 1A. Risk Factors” below. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 7, 2007. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count with 1,642 stores in eleven states as of June 28, 2007. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets, continuing to selectively pursue acquisitions and developing new stores.

From a strategic standpoint, we continued our aggressive regional store expansion during the third quarter of fiscal 2007, growing our store count to 1,642 as of June 28, 2007. As of August 7, 2007, we have acquired 152 convenience stores in fiscal 2007, more than the 113 acquired during all of fiscal 2006. During the third quarter of fiscal 2007, we acquired 84 stores, including the acquisition of 66 Petro Express® stores in North and South Carolina and 11 Fast Phil’s stores in the Spartanburg, South Carolina market. These acquisitions are consistent with our tuck-in strategy, and we believe they will enhance our market presence in the southeastern United States.

During the third quarter we refinanced our existing senior credit facility in a way that we believe enhances our overall financial flexibility and our ability to take advantage of further acquisition opportunities. The new senior credit facility increases our revolving credit facility to $225 million and includes a delayed draw feature, which provides us the option to add up to $100 million to our term loan at any time until May 2008.

Market and Industry Trends

During the third quarter of fiscal 2007, we experienced a volatile rising retail and wholesale gasoline cost environment as domestic crude oil prices peaked at approximately $70 per barrel in June 2007 from a low of approximately $61 per barrel in May 2007. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1997, our gasoline margin per gallon has remained relatively stable and averaged approximately 12.9 cents per gallon on an annual basis.

Results of Operations

We believe the selected financial information presented below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition.

The table below provides a summary of our selected financial data for the three and nine months ended June 28, 2007 and June 29, 2006 (amounts in thousands except per gallon data and store count):

	Three Months Ended		Nine Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
Selected financial data:
EBITDA	$69,636	$68,890	$158,243	$204,116
Merchandise gross profit [1]	$157,654	$139,143	$425,175	$379,426
Merchandise margin	36.6%	37.4%	37.3%	37.5%
Retail gasoline data:
Gallons	546,012	455,381	1,479,307	1,287,951
Margin per gallon	$0.1282	$0.1413	$0.1111	$0.1538
Retail price per gallon	$2.87	$2.76	$2.48	$2.51
Wholesale gasoline data:
Gallons	24,783	6,143	36,855	10,897
Margin per gallon	$0.0320	$0.0684	$0.0393	$0.0604
Total gasoline gross profit [1]	$70,794	$64,778	$165,800	$198,709

Operating, general and administrative expenses as a percentage of the sum of merchandise revenue and gasoline gallons [2]	15.9%	16.4%	16.4%	16.4%
Comparable store data:
Merchandise sales %	1.9%	5.8%	2.1%	5.4%
Gasoline gallons %	1.0%	2.3%	1.3%	3.6%
Number of stores:
End of period	1,642	1,499	1,642	1,499
Weighted-average store count	1,632	1,480	1,556	1,436

[1]	We compute gross profit exclusive of depreciation or allocation of operating, general and administrative expenses.
[2]	We believe this presentation eliminates the impact of gasoline retail changes and enhances year over year comparisons.

Three Months Ended June 28, 2007 Compared to the Three Months Ended June 29, 2006

Merchandise Revenue and Gross Profit.    Merchandise revenue for the third quarter of fiscal 2007 was $431.0 million compared to $372.1 million during the third quarter of fiscal 2006, an increase of $58.9 million, or 15.8%. The increase is primarily attributable to $54.5 million in revenue from stores acquired since March 31, 2006 and a 1.9%, or $6.7 million, increase in comparable store merchandise revenue compared to the third quarter of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $2.7 million. Merchandise gross profit was $157.7 million for the third quarter of fiscal 2007 compared to $139.1 million for the third quarter of fiscal 2006, an increase of $18.5 million, or 13.3%. This increase is primarily attributable to the increased merchandise revenue, partially offset by the 80 basis point decrease in merchandise margin to 36.6% for the third quarter of fiscal 2007 compared to 37.4% for the third quarter of fiscal 2006. Approximately 40 basis points of the decline is due to lower margins in stores acquired since March 31, 2006. The remaining 40 basis point decline is primarily due to changes in cigarette promotional allowances that affect gross margin but not unit gross profit.

Gasoline Revenue, Gallons, and Gross Profit.    Gasoline revenue for the third quarter of fiscal 2007 was $1.6 billion compared to $1.3 billion during the third quarter of fiscal 2006, an increase of $349.8 million, or 27.5%. The increase in gasoline revenue is primarily attributable to $252.1 million in revenue from stores acquired since March 31, 2006, an increase in comparable store gallons of 4.4 million, or 1.0%, and the 4.0% increase in the average retail price per gallon, to $2.87. These increases were partially offset by lost revenue from closed stores of approximately $5.7 million. Gasoline gross profit was $70.8 million for the third quarter of fiscal 2007 compared to $64.8 million for the third quarter of fiscal 2006, an increase of $6.0 million, or 9.3%. The increase is primarily attributable to the increased gallon volume, partially offset by a decrease in retail gross profit per gallon to 12.8 cents for the third quarter of fiscal 2007 from 14.1 cents in the third quarter of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.8 cents per gallon and 4.3 cents per gallon for the three months ended June 28, 2007 and June 29, 2006, respectively.

In the third quarter of fiscal 2007, gasoline gallons sold were 570.8 million compared to 461.5 million during the third quarter of fiscal 2006, an increase of 109.3 million gallons, or 23.7%. The increase is primarily attributable to 87.1 million gasoline gallons from stores acquired since March 31, 2006 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 2.1 million gallons.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the third quarter of fiscal 2007 totaled $159.5 million compared to $136.5 million for the third quarter of fiscal 2006, an increase of $23.0 million, or 16.9%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Depreciation and amortization.    Depreciation and amortization was $25.8 million for the third quarter of fiscal 2007 compared to $20.1 million for the third quarter of fiscal 2006, an increase of $5.6 million, or 27.9%. This increase is primarily attributable to increased acquisition activity and increased capital expenditures. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened 14 new stores since the beginning of fiscal 2006.

Income from Operations.    Income from operations totaled $43.2 million for the third quarter of fiscal 2007 compared to $47.3 million for the third quarter of fiscal 2006, a decrease of $4.1 million, or 8.7%. The decrease is primarily attributable to the increase in operating, general and administrative expenses and depreciation and amortization, as well as the decrease in gasoline gross profit per gallon discussed above.

EBITDA.    EBITDA is defined by us as net income before interest expense and loss on extinguishment of debt, income taxes, depreciation and amortization. EBITDA for the third quarter of fiscal 2007 totaled $69.6 million compared to EBITDA of $68.9 million for the third quarter of fiscal 2006, an increase of $746 thousand, or 1.1%. The increase is primarily attributable to the variances discussed above.

EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data. We have included information concerning EBITDA as one measure of our operating performance because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in the business, make strategic acquisitions and to service debt. Management uses EBITDA as an operating measure to review the performance of our business directly resulting from our retail operations. Additionally, EBITDA is used by management for budgeting and field operations compensation targets. EBITDA as defined by us may not be comparable to similarly titled measures reported by other companies because such other companies may not calculate EBITDA in the same manner.

Any measure that excludes interest expense or loss on extinguishment of debt, depreciation and amortization or income taxes, has material limitations because we have borrowed money in order to finance our operations and our acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Three Months Ended
	June 28, 2007	June 29, 2006
EBITDA	$69,636	$68,890
Interest expense and loss on extinguishment of debt	(23,094)	(15,251)
Depreciation and amortization	(25,762)	(20,136)
Provision for income taxes	(8,135)	(13,212)

Net income	$12,645	$20,291

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $2.2 million during the third quarter of fiscal 2007, represents write-offs of unamortized loan origination costs associated with the refinancing of our senior credit facility.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the third quarter of fiscal 2007 was $20.9 million compared to $15.3 million for the third quarter of fiscal 2006. The increase is primarily due to increased lease finance obligations, increased borrowings under our senior credit facility, and a general increase in short-term interest rates.

Nine Months Ended June 28, 2007 Compared to the Nine Months Ended June 29, 2006

Merchandise Revenue and Gross Profit.    Merchandise revenue for the first nine months of fiscal 2007 was $1.1 billion compared to $1.0 billion for the first nine months of fiscal 2006, an increase of $129.3 million, or 12.8%. The increase is primarily attributable to $109.9 million in revenue from stores acquired since September 30, 2005 and a 2.1%, or $20.4 million, increase in comparable store merchandise revenue compared to the first nine months of fiscal 2006. These increases were partially offset by lost revenue from closed stores of approximately $6.7 million. Merchandise gross profit was $425.2 million for the first nine months of fiscal 2007 compared to $379.4 million for the first nine months of fiscal 2006, an increase of $45.7 million, or 12.1%. This increase is primarily attributable to the increased merchandise revenue, partially offset by the 20 basis point decrease in merchandise margin to 37.3% for the first nine months of fiscal 2007 compared to 37.5% for the first nine months of fiscal 2006. The lower margin reflects the impact of newly acquired stores that generally had lower margins than the Company average.

Gasoline Revenue, Gallons, and Gross Profit.    Gasoline revenue for the first nine months of fiscal 2007 was $3.7 billion compared to $3.3 billion during the first nine months of fiscal 2006, an increase of $485.5 million, or 14.9%. The increase in gasoline revenue is primarily attributable to $466.3 million in revenue from stores acquired since September 30, 2005 and an increase in comparable store gallons of 15.7 million, or 1.3%. These increases were partially offset by a 1.2% decline in the average retail price per gallon, to $2.48, and lost revenue from closed stores of approximately $12.0 million. Gasoline gross profit was $165.8 million for the first nine months of fiscal 2007 compared to $198.7 million for the first nine months of fiscal 2006, a decrease of $32.9 million, or 16.6%. The decrease is primarily attributable to a decrease in our retail gross profit per gallon to 11.1 cents for the first nine months of fiscal 2007 from 15.4 cents in the first nine months of fiscal 2006. We compute gross profit exclusive of depreciation or allocation of operating, general and administrative costs. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees and costs totaled 4.3 cents per gallon and 4.0 cents per gallon for the nine months ended June 28, 2007 and June 29, 2006, respectively.

For the first nine months of fiscal 2007, gasoline gallons sold were 1.5 billion compared to 1.3 billion during the first nine months of fiscal 2006, an increase of 217.3 million gallons, or 16.7%, from the first nine months of fiscal 2006. The increase is primarily attributable to 181.4 million gasoline gallons from stores acquired since September 30, 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gallon volume from closed stores of approximately 4.6 million gallons.

Operating, General and Administrative Expenses.    Operating, general and administrative expenses for the first nine months of fiscal 2007 totaled $436.0 million compared to $378.4 million for the first nine months of fiscal 2006, an increase of $57.6 million, or 15.2%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. These increases were partially offset by a gain of approximately $4.8 million from insurance settlements relating to 2004 and 2005 hurricane claims.

Depreciation and amortization.    Depreciation and amortization was $68.8 million for the first nine months of fiscal 2007 compared to $54.8 million for the first nine months of fiscal 2006, an increase of $14.0 million, or 25.5%. This increase is primarily attributable to increased acquisition activity and increased capital expenditures. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened 14 new stores since the beginning of fiscal 2006.

Income from Operations.    Income from operations totaled $86.1 million for the first nine months of fiscal 2007 compared to $144.9 million for the first nine months of fiscal 2006, a decrease of $58.8 million, or 40.6%. The decrease is primarily attributable to the increase in operating, general and administrative expenses and depreciation and amortization, as well as the decrease in total and per gallon gasoline gross profit discussed above.

EBITDA.    EBITDA for the first nine months of fiscal 2007 totaled $158.2 million compared to EBITDA of $204.1 million for the first nine months of fiscal 2006, a decrease of $45.9 million, or 22.5%. The decrease is attributable to the variances discussed above.

The following table contains a reconciliation of EBITDA to net income (amounts in thousands):

	Nine Months Ended
	June 28, 2007	June 29, 2006
EBITDA	$158,243	$204,116
Interest expense and loss on extinguishment of debt	(54,429)	(45,928)
Depreciation and amortization	(68,845)	(54,840)
Provision for income taxes	(13,839)	(40,889)

Net income	$21,130	$62,459

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $2.2 million and $1.8 million for the nine months ended June 28, 2007 and June 29, 2006, respectively, represent write-offs of unamortized loan origination costs associated with separate refinancings of our senior credit facility.

Interest Expense.    Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the first nine months of fiscal 2007 was $52.2 million compared to $44.1 million for the first nine months of fiscal 2006. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes, increased lease finance obligations, increased borrowings under our senior credit facility, and a general increase in short-term interest rates.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities declined to $92.3 million for the first nine months of fiscal 2007 compared to $112.5 million for the first nine months of fiscal 2006. The decrease in cash flow from operations is primarily attributable to the $58.8 million decrease in income from operations, an increase in cash paid for interest and changes in working capital. We had $78.1 million of cash and cash equivalents on hand at June 28, 2007.

Capital Expenditures.    Capital expenditures (excluding all acquisitions and accrued purchases) for the first nine months of fiscal 2007 were $94.3 million. In the first nine months of fiscal 2007, we had proceeds of $3.7 million from asset dispositions and $12.1 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first nine months of fiscal 2007 were $78.5 million. We anticipate that net capital expenditures for fiscal 2007 will be approximately $115.0 million.

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

Acquisitions.    During the first nine months of fiscal 2007, we purchased 152 stores in 21 separate transactions for approximately $395.3 million.

Cash Flows from Financing Activities.    For the first nine months of fiscal 2007, net cash provided by financing activities was $346.3 million. We entered into new lease financing transactions with proceeds totaling $200.5 million, including $188.4 million related to acquisitions. At June 28, 2007, our debt consisted primarily of $350.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $150.0 million of outstanding 3.0% convertible notes. We also have outstanding $444.6 million of lease finance obligations.

Senior Credit Facility.    The New Credit Agreement defines the terms of our existing senior credit facility, which includes (i) a $225.0 million revolving credit facility; (ii) a $350.0 million term loan facility; and (iii) a $100.0 million delayed draw term loan. The revolving credit facility is available for refinancing certain of our existing indebtedness, working capital financing, general corporate purposes and issuing commercial and standby letters of credit. Up to $120.0 million of the revolving credit facility is available as a letter of credit sub-facility. The senior credit facility matures in May 2014. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements.

As of June 28, 2007, we had no borrowings outstanding under the revolving credit facility and approximately $55.9 million of standby letters of credit had been issued. As of June 28, 2007, we have approximately $169.1 million in available borrowing capacity under the revolving credit facility (approximately $64.1 million of which was available for issuances of letter of credit).

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

Shareholders’ Equity.    As of June 28, 2007, our shareholders’ equity totaled $368.8 million. The $31.8 million increase from September 28, 2006 is primarily attributable to fiscal 2007 net income of $21.1 million and a $10.7 million increase in additional paid-in capital. The increase in additional paid-in capital is primarily due to $6.5 million related to stock option exercises and related tax benefits, $2.7 million related to the tax treatment of stock compensation expense and $1.5 million related to the tax treatment of the convertible note hedge.

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

Contractual Obligations and Commitments

Contractual Obligations.    During fiscal 2007 we refinanced our senior credit facility, borrowed an additional $147.6 million of long-term debt and entered into lease finance obligations totaling $200.5 million. The following table summarizes our expected long-term debt payment schedule and lease finance obligation commitments for the remainder of fiscal 2007 and thereafter. There have been no other material changes outside the ordinary course of our business to the contractual obligations specified in the section entitled “Contractual Obligations and Commitments” under “Part 1. Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended September 28, 2006.

Contractual Obligations

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Long-term debt(1)	$10	$3,540	$3,544	$3,548	$3,552	$736,106	$750,300
Interest(2)	11,850	47,328	47,652	47,970	47,723	116,236	318,759
Lease finance obligations(3)	11,414	43,910	43,805	43,754	43,755	450,757	637,395

(1)	Included in long-term debt are amounts owed on our senior subordinated notes, convertible notes, and senior credit facility.
(2)

Included in interest are expected payments on our senior subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on the senior credit facility and swap agreements is based on the June 28, 2007 rate.

(3)	Included in lease finance obligations are both principal and interest.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, on our financial statements.

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

In September 2006, the SEC released SAB 108. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had and is not expected to have a material impact on our financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the application of FASB Statement No. 109 by providing guidance on the recognition and measurement of an enterprise’s tax positions taken in a tax return. FIN 48 additionally clarifies how an enterprise should account for a tax position depending on whether the position is ‘more likely than not’ to be sustained upon examination. The interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt FIN 48 in fiscal 2008. We are currently evaluating FIN 48 to determine the impact, if any, on our financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional disclosure required by Issue No. 06-3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 28, 2007, including applicable interest rates, are discussed above, in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates, based on rates in effect at June 28, 2007, on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 28, 2007.

Expected Maturity Date

as of June 28, 2007

(Dollars in thousands)

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total	Fair Value
Long-term debt	$10	$3,540	$3,544	$3,548	$3,552	$736,106	$750,300	$756,862
Weighted-average interest rate	6.32%	6.33%	6.40%	6.48%	6.47%	6.90%	6.58%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 28, 2007, the interest rate on approximately 69% of our debt was fixed by either the nature of the obligation or through the interest rate swap arrangements compared to 88% at September 28, 2006. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 28, 2007, would be to change interest expense by approximately $2.4 million.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	June 28, 2007	September 28, 2006
Notional principal amount	$115,000	$130,000
Weighted-average pay rate	4.26%	4.24%
Weighted-average receive rate	5.37%	5.52%
Weighted-average years to maturity	1.67	2.21

As of June 28, 2007, the fair value of our swap agreements represented an asset of $1.9 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Since the beginning of fiscal 2007, over 40 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in six cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the six in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,644 stores as of August 3, 2007. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing systems, financial controls, information systems, management resources and human resources will need to grow to support significant growth.

Our substantial indebtedness could negatively impact our financial health.

We have a significant amount of indebtedness. As of August 3, 2007, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of August 3, 2007, our availability under our revolving credit facility for borrowing was approximately $169.1 million (approximately $64.1 million of which was available for issuance of letters of credit).

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

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our convertible notes does not contain any limit on our ability to incur debt. In addition, our senior credit facility permits us to incur up to $100 million under the delayed draw term loan facility and other additional indebtedness (assuming certain financial conditions are met at the time) beyond the $225.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we and they now face could increase.

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

Our senior credit facility and the indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our senior credit facility prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our senior credit facility restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum total adjusted leverage ratio and a minimum interest coverage ratio, as defined in the New Credit Agreement. A violation of any of these covenants could cause an event of default under the senior credit facility.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of August 3, 2007, there were 22,886,793 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, Inc. (the “Company”), as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of the Company, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.2	Third Amended and Restated Credit Agreement dated as of May 15, 2007 among the Company, certain domestic subsidiaries of the Company party thereto (the “Guarantors”), Wachovia Bank, National Association (“Wachovia”), as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.3	Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among the Company and the Guarantors, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.4	Third Amended and Restated Security Agreement dated as of May 15, 2007 among the Company and the Guarantors, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.5	Form of Lease Agreement between the Company and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.6	Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007).

10.7	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2007).

10.8	Amended and Restated Employment Agreement dated April 13, 2007 by and between Daniel J. Kelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007).

10.9	Employment Agreement dated June 12, 2007 by and between Frank G. Paci and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/S/ FRANK G. PACI
Frank G. Paci
Sr. Vice President – Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date: August 7, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, Inc. (the “Company”), as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of the Company, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.2	Third Amended and Restated Credit Agreement dated as of May 15, 2007 among the Company, certain domestic subsidiaries of the Company party thereto (the “Guarantors”), Wachovia Bank, National Association (“Wachovia”), as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.3	Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among the Company and the Guarantors, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.4	Third Amended and Restated Security Agreement dated as of May 15, 2007 among the Company and the Guarantors, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007).

10.5	Form of Lease Agreement between the Company and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.6	Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007).

10.7	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2007).

10.8	Amended and Restated Employment Agreement dated April 13, 2007 by and between Daniel J. Kelly and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007).

10.9	Employment Agreement dated June 12, 2007 by and between Frank G. Paci and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]