Form 10-K
period 2007-09-27
PANTRY INC
filed 2007-11-26
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2007

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2007 was $902,971,148

As of November 21, 2007, there were issued and outstanding 22,193,949 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 27, 2008	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 27, 2007, we operated 1,644 stores in 11 states under a number of selected banners including Kangaroo Express®, our primary operating banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, upgrading our stores, leveraging our geographic economies of scale, benefiting from the favorable demographics of our markets, continuing to selectively pursue acquisitions and developing new stores.

Our principal executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27331. Our telephone number is 919-774-6700.

Our Internet address is www.thepantry.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”).

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007, references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006, references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005, references to “fiscal 2004” refer to our fiscal year which ended September 30, 2004, and references to “fiscal 2003” refer to our fiscal year which ended September 25, 2003. Our fiscal year ended September 30, 2004 included 53 weeks, and all other periods presented included 52 weeks.

Operations

Merchandise Operations.    In fiscal 2007, our merchandise sales were 22.8% of our total revenues and gross profit on our merchandise sales was 72.3% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Merchandise sales (in millions)	$1,575.9	$1,385.7	$1,228.9	$1,172.8	$1,009.7
Average merchandise sales per store (in thousands)	$998.7	$954.3	$897.7	$856.7	$791.9
Comparable store merchandise sales increase	2.3%	4.9%	5.3%	3.4%	0.9%
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	37.2%	37.4%	36.6%	36.3%	36.2%

The increase in average merchandise sales per store in fiscal 2007 is primarily due to the fiscal 2007 comparable store merchandise sales increase of 2.3% and our fiscal 2007 acquisitions, which on average had higher per store merchandise volume than our typical store.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Tobacco products	31.1%	31.0%	31.1%	30.8%	32.7%
Packaged beverages	17.5	16.9	16.3	15.7	15.1
Beer and wine	15.6	15.9	16.3	16.8	16.1
General merchandise, health and beauty care	5.9	6.0	6.3	6.0	6.3
Self-service fast foods and beverages	5.5	5.7	5.6	5.5	5.4
Salty snacks	4.4	4.5	4.2	4.2	4.2
Fast food service	4.3	4.2	4.2	3.9	4.2
Candy	4.0	3.9	3.9	3.8	4.1
Services	3.5	3.4	3.0	3.3	3.2
Dairy products	2.5	2.7	3.1	3.3	2.7
Bread and cakes	2.2	2.2	2.3	2.3	2.4
Grocery and other merchandise	2.2	2.1	2.1	2.7	1.8
Newspapers and magazines	1.3	1.5	1.6	1.7	1.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 27, 2007, we operated 234 quick service restaurants within 222 of our locations. In 142 of these quick service restaurants, we offer products from nationally branded food franchises including Subway®, Quiznos®, Hardee’s®, Krystal®, Church’s®, Dairy Queen®, and Bojangles®. In addition, we offer a variety of proprietary food service programs in 92 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in April 2010. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We also generate car wash revenue at over 250 of our stores.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of our 1,623 stores that sold gasoline as of September 27, 2007, 1,093, or 67.3%, were branded under the BP®, CITGO®, Chevron®, or ExxonMobil® brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts. The initial terms of these supply agreements have expiration dates ranging from 2010 to 2012 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from CITGO Petroleum Corporation (“CITGO®”) There are approximately 60 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

Our gasoline supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, gasoline suppliers generally can terminate the supply contracts if we do not comply with any reasonable and important requirement of the relationship, including if we were to fail to make payments when due, if the supplier withdraws from marketing activities in the area in which we operate, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency. In some cases, gasoline suppliers have the right of first refusal to acquire assets used by us to sell their branded gasoline.

In our wholesale business we purchase branded and unbranded gasoline and arrange for its distribution to contracted independent operators of convenience stores and commercial end users. For fiscal 2007 our wholesale business accounted for approximately 3.0% of our total gasoline gallon volume and less than 1.0% of our total gasoline gallon volume in fiscal 2006 and fiscal 2005.

In fiscal 2007, our gasoline revenues were 77.2% of our total revenues and gross profit on our gasoline revenues was 27.7% of our total gross profit. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Retail
Gasoline sales (in millions)	$5,192.2	$4,533.4	$3,191.3	$2,313.2	$1,730.3
Gasoline gallons sold (in millions)	2,032.8	1,757.8	1,496.5	1,372.4	1,161.1
Average gallons sold per store (in thousands)	1,306.4	1,230.1	1,114.3	1,022.6	933.3
Comparable store gallon growth	1.0%	3.1%	4.7%	2.0%	0.7%
Average price per gallon	$2.55	$2.58	$2.13	$1.69	$1.49
Average gross profit per gallon	$0.109	$0.159	$0.143	$0.120	$0.125
Locations selling gasoline	1,623	1,470	1,377	1,335	1,232
Branded locations	1,093	971	878	890	872
Private brand locations	530	499	499	445	360
Wholesale
Gasoline sales (in millions)	$143.0	$42.7	$9.0	$7.0	$10.4
Gasoline gallons sold (in millions)	62.9	17.1	4.5	4.5	9.2
Average gross profit per gallon	$0.036	$0.082	$0.060	$0.078	$0.037

The increase in average gallons sold per store in fiscal 2007 is primarily due to the comparable store gallon growth of 1.0%, our fiscal 2007 acquisitions which on average had higher per store gasoline volumes than our typical store, and our continued efforts to re-brand or re-image our gasoline facilities. In fiscal 2007, the gasoline markets were volatile, with domestic crude oil hitting a low in January 2007 of approximately $50 per barrel and a high in September 2007 of approximately $84 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

Store Locations.    As of September 27, 2007, we operated 1,644 convenience stores located primarily in growing markets, coastal/resort areas and along major interstates and highways. Approximately 32% of our stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 25% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,700 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 27, 2007	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Florida	28.0%	461	441	442	461	477
North Carolina	23.5	387	325	304	322	328
South Carolina	16.9	277	236	235	239	240
Georgia	8.3	136	125	126	98	56
Tennessee	6.3	104	101	101	103	14
Alabama	5.1	83	77	38	—	—
Mississippi	5.0	82	73	53	51	53
Virginia	3.0	50	50	50	30	30
Kentucky	1.8	30	31	33	37	38
Louisiana	1.5	25	25	8	8	8
Indiana	0.6	9	9	10	12	14

Total	100%	1,644	1,493	1,400	1,361	1,258

The following table summarizes our activities related to acquisitions, store openings and store closures for each of the last five fiscal years:

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Number of stores at beginning of period	1,493	1,400	1,361	1,258	1,289
Acquired or opened	162	117	97	140	4
Closed or sold	(11)	(24)	(58)	(37)	(35)

Number of stores at end of period	1,644	1,493	1,400	1,361	1,258

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

The tables below provide information concerning the acquisitions we completed in fiscal 2007 and in fiscal 2006:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop®	Alabama, Florida, and Georgia	24
April 5, 2007	Petro Express, Inc.	Petro Express®	North Carolina and South Carolina	66
April 19, 2007	Willard Oil Company, Inc., Fast Phil’s of SC, Inc. and Willard Realty Associates	Fast Phil’s	South Carolina	11
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	20

Total				152

Fiscal 2006
Date Acquired	Seller	Trade Name	Locations	Number of Stores
February 9, 2006	Lee-Moore Oil Company	TruBuy and On The Run®	North Carolina	19
February 16, 2006	Waring Oil Company, LLC	Interstate Food Stops	Mississippi and Louisiana	39
May 11, 2006	Shop-A-Snak Food Mart, Inc.	Shop-A-Snak Food MartSM	Alabama	38
August 10, 2006	Fuel Mate, LLC	Fuel Mate	North Carolina	6
Others (fewer than 5 stores)	Various	Various	Georgia, Florida, Mississippi, North Carolina, and South Carolina	11

Total				113

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment that focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. During fiscal 2007, we opened ten new locations. During fiscal 2008, we plan to expand our new store development and open approximately 15 new larger format stores. We believe the larger store layout in the correct location provides opportunity for higher merchandise and gasoline revenues.

Improvement of Store Facilities and Equipment.    During fiscal 2007, we upgraded the facilities and equipment at many of our existing and acquired store locations. To determine locations for remodels and rebuilds, management assesses potential return on investment, sales volume, existing and potential competition and lease term. During fiscal 2007, we spent approximately $23.4 million on store remodels and rebuilds. We completed remodels at 30 locations and completed rebuilds at five locations.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2007, we closed or sold 11 stores compared to 24 stores in fiscal 2006.

Store Operations.    Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of divisional vice presidents, zone managers and district managers who, with our corporate management, evaluate store operations. District managers typically oversee approximately ten stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and zone management.

Seasonality.    Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

Competition

The convenience store and retail gasoline industries are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience stores, supermarkets, drug stores, discount clubs, gasoline service stations, out of channel retailers, mass merchants, fast food operations and other similar retail outlets.

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

Technology and Store Automation

In fiscal 2007 we continued to invest in and deploy technologies we identified and prioritized in our systems roadmap. The roadmap focuses on both strategic and tactical system upgrades and replacing legacy systems that align with our business strategy and create synergies by effectively combining people, process and technology capabilities. We will continue to integrate technology and business initiatives to ensure the maximum benefit to our company and strategically involve subject matter experts and benchmarking to ensure we implement proven solutions.

Our initiatives include:

•	Routine assessments of our systems strategy to ensure alignment with our overall business strategy;

•	Responding to and planning for future growth and garnering expected efficiencies as we continue to grow;

•	Continuing efforts to improve processes and apply systems (applications and technology) solutions;

•	Compliance requirements such as Sarbanes-Oxley and Payment Card Industry Standards, which require more reliable and consistent technology-based controls.

We also continue to invest in complementary technology programs and system upgrades targeted to improve store level gasoline pricing, overall store operations and merchandise inventory management, along with new decision support tools. These initiatives include:

•

Selection of a business partner that can assist us in the wide-scale rollout of a communications network that will create a real-time connection between our Corporate Support Center and our stores. Pilot store locations have been used to test the new high performance network and have produced benefits in the form of reduced sales transaction times for customers.

•

The implementation of a Point-Of-Sale solution in pilot stores in advance of a chain-wide rollout, that in addition to completing sales transactions, should facilitate improvements in store operations, merchandising opportunities, and accounting processing.

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

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill Zone®, Lil’ Champ Food Store®, Kangaroo®, Kangaroo Express®, SprintSM, Cowboys®, Smokers ExpressSM and Petro Express®. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation and Environmental Matters

Many aspects of our operations are subject to regulation under federal, state and local laws and regulations. A violation or change of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We describe below the most significant of the regulations that impact all aspects of our operations.

Storage and Sale of Gasoline.    We are subject to various federal, state and local environmental laws and regulations. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases). At the state level, we are sometimes required to upgrade or replace underground storage tanks.

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 27, 2007, we maintained letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. For example, Florida regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with those Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 90 locations by December 31, 2009. We anticipate that these capital expenditures will be approximately $20 million over the next two years. At this time, we believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. In addition, we believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage for remediation and third-party claims. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

As of September 27, 2007, environmental reserves of approximately $1.1 million and $20.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 28, 2006, environmental reserves of approximately $1.0 million and $17.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 285 and 269 known contaminated sites as of September 27, 2007 and September 28, 2006, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we may spend up to $1.7 million for remediation, tank removal and litigation. Also, as of September 27, 2007 and September 28, 2006, there were an additional 557 and 534 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 27, 2007, anticipated reimbursements of $19.7 million are recorded as other noncurrent assets and $2.7 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations.

Employees

As of September 27, 2007, we had 13,232 total employees (11,248 full-time and 1,984 part-time), with 12,399 employed in our stores and 833 in corporate and field management. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Peter J. Sodini	66	President, Chief Executive Officer and Chairman of the Board
Melissa H. Anderson	43	Senior Vice President, Human Resources
Keith S. Bell	44	Senior Vice President, Fuels
Steven J. Ferreira	51	Senior Vice President, Administration
Frank G. Paci	50	Senior Vice President, Finance, and Chief Financial Officer
David M. Zaborski	52	Senior Vice President, Operations

Peter J. Sodini has served as our President and Chief Executive Officer since June 1996 and became the Chairman of our Board in February 2006. He previously served as our Chief Operating Officer from February 1996 until June 1996. Mr. Sodini was Chief Executive Officer and a director of Purity Supreme, Inc. from December 1991 through February 1996. Prior to 1991, Mr. Sodini held executive positions at several supermarket chains including Boys Markets, Inc. and Piggly Wiggly Southern, Inc. Mr. Sodini has served as a director since November 1995.

Melissa H. Anderson has served as our Senior Vice President, Human Resources since November 2006. Prior to joining The Pantry, Ms. Anderson was with International Business Machines Corporation (“IBM”) where for the last three years, she was the Vice President of Human Resources for IBM Global Financing. Previously, Ms. Anderson held numerous human resource positions in her 17-year tenure with IBM, including Human Resource Director for IBM’s Tivoli unit.

Keith S. Bell has served as our Senior Vice President, Fuels since July 2006. Mr. Bell is an 18-year veteran of BP p.l.c. (“BP”) and Amoco Company (“Amoco”), which was acquired by BP in 1998. During his career at BP and Amoco, Mr. Bell progressed through a variety of sales and marketing positions, and most recently was Vice President in charge of BP’s U.S. branded jobber business.

Steven J. Ferreira has served as our Senior Vice President, Administration since February 2001 and prior to that served as Vice President, Strategic Planning since May 1997. Prior to joining The Pantry, Mr. Ferreira was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and, finally, Chief Operating Officer.

Frank G. Paci joined The Pantry as our Senior Vice President, Finance, Chief Financial Officer and Secretary on July 2, 2007. Prior to joining The Pantry, Mr. Paci was with Blockbuster, Inc., where he served as Executive Vice President and had varying responsibilities in Finance and Accounting, Strategic Planning and Business Development. Prior to joining Blockbuster in 1999, he was with Yum! Brands where he served for three years as Vice President in charge of Pizza Hut’s “nontraditional location” business, and later in Strategic Planning. Prior to that, Mr. Paci was with Burger King Corporation in a variety of roles for seven years. Early in his career, he was also with Pillsbury Co. and General Nutrition Centers, Inc.

David M. Zaborski has served as our Senior Vice President, Operations since January 2006. Mr. Zaborski served as Vice President, Marketing from November 2001 to January 2006. Mr. Zaborski also served as Vice President, Operations from June 2000 until November 2001. From March 1999 to June 2000, Mr. Zaborski served as Vice President, Strategic Planning. Prior to joining The Pantry, Mr. Zaborski served as Director of Marketing for Handy Way Food Stores from August 1990 to February 1999.

Item 1A.    Risk Factors.

You should carefully consider the risks described below and under “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The convenience store industry is highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store industry in the geographic areas in which we operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, independently owned convenience stores, gasoline stations, supermarkets, drugstores, discount stores, club stores, out of channel retailers and mass merchants. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In a number of our markets, our competitors that sell ethanol-blended gasoline may have a competitive advantage over us because, in certain regions of the country, the wholesale cost of ethanol-blended gasoline is less than pure gasoline. Competitive pressures or our inability to introduce ethanol-blended gasoline in certain markets in a timely manner or at all could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Volatility of wholesale petroleum costs could impact our operating results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 75.8% of total revenues and our gasoline gross profit accounted for approximately 31.7% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs could result in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. Increases in the retail price of petroleum products could impact consumer demand for gasoline. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margins because fuel costs typically increase faster than retailers are able to pass them along to customers. Higher fuel prices also trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gasoline gallons sold. A significant change in any of these factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, and tax increases on, tobacco products could adversely impact our operating results.

Sales of tobacco products have averaged approximately 6.7% of our total revenue over the past three fiscal years, and our tobacco gross profit accounted for approximately 13.0% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on demand for cigarettes. Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally or in the southeastern United States specifically could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 32% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline which in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Unfavorable weather conditions or other trends or developments in the southeastern United States could adversely affect our business.

Substantially all of our stores are located in the southeastern United States. Although the southeast region is generally known for its mild weather, the region is susceptible to severe storms including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we have historically experienced. Inclement weather conditions as well as severe storms in the southeast region could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our locations. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We could also be impacted by regional occurrences in the southeastern United States such as energy shortages or increases in energy prices, fires or other natural disasters.

Inability to identify, acquire and integrate new stores could adversely affect our ability to grow our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,644 stores. We expect to continue to selectively review acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

Our indebtedness could negatively impact our financial health.

As of September 27, 2007, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of September 27, 2007, the availability under our revolving credit facility for borrowing was approximately $168.3 million (approximately $63.3 million of which was available for issuance of letters of credit).

Our substantial indebtedness could have important consequences. For example, it could:

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

In addition, the credit agreement governing our senior credit facility, and the indenture governing our senior subordinated notes, each contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes, or convertible notes, does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur up to $100.0 million under the delayed draw term loan facility and other additional indebtedness (assuming certain financial conditions are met at the time) beyond the $225.0 million under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

If we do not comply with the covenants in the credit agreement governing our senior credit facility and the indenture governing our senior subordinated notes or otherwise default under them or the indenture governing our convertible notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our senior credit facility and the indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness except in specified circumstances or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our credit agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends, or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum total adjusted leverage ratio and a minimum interest coverage ratio, as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement.

If we default on the credit agreement governing our senior credit facility or either of the indentures governing our senior subordinated or convertible notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

We are subject to state and federal environmental and other regulations. Failure to comply with these state and federal environmental and other regulations may result in penalties or costs that could have a material adverse effect on our business.

We are subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with state laws regulating the sale of alcohol and tobacco products may result in the loss of necessary licenses and the imposition of fines and penalties on us, which could have a material adverse effect on our business.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Such a loss or imposition could have a material adverse effect on our business. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers, and may deny or revoke licensure if relationships in violation of the state laws exist. We are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company.

Failure to comply with the other state and federal regulations we are subject to may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business, financial condition and results of operations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane until April 2010, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on two principal suppliers for the majority of our gasoline. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

BP® and CITGO® supply approximately 76% of our gasoline purchases. We have contracts with CITGO® until 2010 and BP® until 2012, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO®’s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO® to obtain crude oil in sufficient quantities would adversely affect its ability to provide gasoline to us and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team, including our President and Chief Executive Officer, Peter J. Sodini. Mr. Sodini’s employment contract terminates in September 2009. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store managers, regional managers and other store personnel. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

As previously disclosed, on July 28, 2005 we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005, as well as a Form 10-K/A on August 31, 2005 restating the transactions. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. Beginning in September 2005, we received from the SEC requests that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. As previously disclosed, we are cooperating with the SEC in this ongoing investigation. We are unable to predict how long this investigation will continue or whether it will result in any adverse action.

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

We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate our deficiencies and improve our internal control over financial reporting. Although we believe that these efforts have strengthened our internal control over financial reporting, we are continuing to work to improve our internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of November 21, 2007, there are 22,193,949 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in this Item 1A and throughout “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

Provisions in our certificate of incorporation, our bylaws and Delaware law may have the effect of preventing or hindering a change in control and adversely affecting the market price of our common stock.

Provisions in our certificate of incorporation and our bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our certificate of incorporation and bylaws:

•	authorize the issuance of up to five million shares of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt without further stockholder approval;

•	prohibit cumulative voting in the election of Directors, which would otherwise allow holders of less than a majority of stock to elect some Directors;

•	limit who may call special meetings;

•	limit stockholder action by written consent, generally requiring all actions to be taken at a meeting of the stockholders; and

•

establish advance notice requirements for any stockholder that wants to propose a matter to be acted upon by stockholders at a stockholders’ meeting, including the nomination of candidates for election to our Board of Directors.

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our Board of Directors has not approved.

These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation and may apply even if some of our stockholders consider the proposed transaction beneficial to them. For example, these provisions might discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock. These provisions could also limit the price that investors are willing to pay in the future for shares of our common stock.

We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change in control were at a premium price or favored by a majority of unaffiliated stockholders. Such measures may be adopted without vote or action by our stockholders.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of September 27, 2007, we own the real property at 369 of our stores and lease the real property at 1,275 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2007 for operating leases and leases accounted for as lease finance obligations was $68.0 million and $35.9 million, respectively. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2007-2010	59	3	62
2011-2015	76	—	76
2016-2020	84	2	86
2021-2025	125	11	136
2026-2030	94	26	120
2031-2035	237	10	247
2036-2040	20	53	73
2041-2045	163	23	186
2046-2050	33	19	52
2051-2055	15	222	237

Total	906	369	1,275

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

Item 3.    Legal Proceedings.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County,

State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Seconded Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1,000,000 from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs seek class action status and assert claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally allege that they were/are employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further allege that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit seeks permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. We believe that there are substantial factual and legal defenses to the plaintiffs’ allegations. As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 22,193,949 shares of common stock issued and outstanding as of September 27, 2007. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	Fiscal 2007		Fiscal 2006
Quarter	High	Low	High	Low
First	$60.35	$45.53	$49.70	$32.34
Second	$51.72	$41.65	$63.27	$46.20
Third	$48.96	$42.46	$70.10	$49.31
Fourth	$47.40	$26.67	$58.55	$43.20

As of November 21, 2007, there were 26 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, repurchase our common stock, and finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

In August 2007, our Board of Directors approved a program under which we are authorized to repurchase up to $35.0 million of our common stock during each of fiscal 2007 and fiscal 2008, but not to exceed an aggregate of $50.0 million. The repurchase program authorizes us to repurchase shares of our common stock until September 25, 2008 in the open market or through private transactions, in accordance with regulations set forth by the SEC.

The following table provides information regarding repurchases of our common stock during the quarter ended September 27, 2007:

Issuer Purchases of Equity Securities

(In thousands, except average price paid per share)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2007—July 26, 2007	—	—	—	$50,000.0
July 27, 2007—August 30, 2007	157.2	$33.58	157.2	$44,720.6
August 31, 2007—September 27, 2007	535.6	$30.66	535.6	$28,299.2
Total	692.8	$31.32	692.8	$28,299.2

(1)	In August 2007, our Board of Directors authorized the purchase of up to $35.0 million of our common stock in each of fiscal 2007 and fiscal 2008, but not to exceed an aggregate of $50.0 million. We intend to use available cash to purchase additional shares under the share repurchase program. At the discretion of our management, the repurchase program can be implemented through open market or privately negotiated transactions, in accordance with SEC regulations. The repurchase program will expire on September 25, 2008. As of September 27, 2007, the total remaining authorization under the repurchase program was $28.3 million.

Item 6.    Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Part I.—Item 1. Business,” “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated. Our fiscal year ended September 30, 2004 included 53 weeks, and all other periods presented included 52 weeks.

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,575.9	$1,385.7	$1,228.9	$1,172.8	$1,009.7
Gasoline revenue	5,335.2	4,576.0	3,200.3	2,320.2	1,740.7

Total revenues	6,911.1	5,961.7	4,429.2	3,493.1	2,750.4
Gross profit:(a)
Merchandise gross profit	586.0	517.9	449.2	425.4	365.5
Gasoline gross profit	224.7	281.2	213.9	165.4	145.3

Total gross profit	810.7	799.1	663.1	590.8	510.8

Store operating and general and administrative	597.3	521.1	450.3	419.3	373.4
Depreciation and amortization(b)	95.9	76.0	64.3	60.9	55.8
Income from operations	117.5	202.0	148.5	110.6	81.7
Loss on extinguishment of debt	2.2 (c)	1.8 (d)	—	23.1 (e)	2.9	(f)
Interest expense, net	72.2	54.7	54.3	63.5	57.4
Income before cumulative effect adjustment	26.7	89.2	57.8	15.7	14.6
Cumulative effect adjustment, net of tax	—	—	—	—	(3.5	)(g)

Net income	26.7	89.2	57.8	15.7	11.1
Earnings per share before cumulative effect adjustment:
Basic	$1.17	$3.95	$2.74	$0.80	$0.81
Diluted	$1.17	$3.88	$2.64	$0.76	$0.80
Earnings per share:
Basic	$1.17	$3.95	$2.74	$0.80	$0.61
Diluted	$1.17	$3.88	$2.64	$0.76	$0.61
Weighted-average shares outstanding:
Basic	22,776	22,559	21,100	19,606	18,108
Diluted	22,911	22,987	21,930	20,669	18,370
Other Financial Data:
Adjusted EBITDA(h)	$178.1	$254.2	$189.4	$150.2	$127.0
EBITDA(h)	$214.0	$278.9	$213.9	$172.5	$139.9
Cash provided by (used in):
Operating activities	$140.6	$154.3	$133.6	$117.0	$68.7
Investing activities(i)	(528.7)	(219.3)	(166.2)	(227.1)	(24.4)
Financing activities	339.2	73.9	36.1	145.2	(13.7)
Gross capital expenditures	146.4	96.8	73.4	49.4	25.5
Net capital expenditures(j)	110.2	87.0	58.7	32.8	18.9
Store Operating Data:
Number of stores (end of period)	1,644	1,493	1,400	1,361	1,258
Average sales per store:
Merchandise revenue (in thousands)	$998.7	$954.3	$897.7	$856.7	$791.9
Gasoline gallons (in thousands)—Retail	1,306.4	1,230.1	1,114.3	1,022.7	933.4
Comparable store sales(k):
Merchandise	2.3%	4.9%	5.3%	3.4%	0.9%
Gasoline gallons	1.0%	3.1%	4.7%	2.0%	0.7%
Operating Data:
Merchandise gross margin	37.2%	37.4%	36.6%	36.3%	36.2%
Gasoline gallons sold (in millions)—Retail	2,032.8	1,757.8	1,496.5	1,372.4	1,161.1
Average gasoline price per gallon—Retail	$2.55	$2.58	$2.13	$1.69	$1.49
Average gasoline gross profit per gallon(l)—Retail	$0.109	$0.159	$0.143	$0.120	$0.125
Gasoline gallons sold (in millions)—Wholesale	62.9	17.1	4.5	4.5	9.2
Average gasoline gross profit per gallon(l)—Wholesale	$0.036	$0.082	$0.060	$0.078	$0.037
Balance Sheet Data (end of period):
Cash and cash equivalents	$71.5	$120.4	$111.5	$108.0	$72.9
Working capital	33.9	98.2	69.8	61.3	16.1
Total assets	2,029.4	1,587.9	1,388.2	1,232.9	992.4
Total debt and lease finance obligations	1,208.2	848.4	758.5	760.3	596.4
Shareholders’ equity	353.8	337.0	251.9	148.9	127.2

(footnotes on following pages)

(a)	Gross profit does not include depreciation or allocation of store operating and general and administrative expenses.

(b)	Effective March 28, 2003, we accelerated the depreciation on certain assets related to our gasoline and store branding. These changes were the result of our gasoline brand consolidation project that resulted in either updating or changing the image of the majority of our stores. Accordingly, we reassessed the remaining useful lives of these assets based on our plans and recorded an increase in depreciation expense of $2.0 million and $3.4 million in fiscal 2004 and 2003, respectively.

(c)	On May 15, 2007, we refinanced our then-existing senior credit facility and, in connection with the refinancing, recorded a non-cash charge of approximately $2.2 million related to the write-off of unamortized deferred financing costs associated with the then-existing senior credit facility.

(d)	On December 29, 2005, we refinanced our then-existing senior credit facility and, in connection with the refinancing, recorded a non-cash charge of approximately $1.8 million related to the write-off of unamortized deferred financing costs associated with the then-existing senior credit facility.

(e)	During fiscal 2004, we recorded $23.1 million in charges in connection with the refinancing of our then-existing senior credit facility and senior subordinated notes. These charges include the write-off of approximately $11.8 million in unamortized deferred financing costs, approximately $3.5 million of original issue discount and approximately $7.8 million of call premiums.

(f)	On April 14, 2003, we refinanced our then-existing senior credit facility and, in connection with the refinancing, recorded a non-cash charge of approximately $2.9 million related to the write-off of the unamortized deferred financing costs associated with the then-existing senior credit facility.

(g)	Effective September 27, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, and, as a result, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. Upon adoption, we recorded a discounted liability of $8.4 million, which is included in other noncurrent liabilities, increased net property and equipment by $2.7 million and recognized a one-time cumulative effect adjustment of $3.5 million (net of deferred income tax benefit of $2.2 million).

(h)	We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization. Adjusted EBITDA excludes cumulative effect adjustment and includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA and Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA and Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

In accordance with GAAP, certain of our leases, including all of our sale-leaseback arrangements, are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that do not account for their leases as lease finance obligations.

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation, amortization or income taxes has material limitations because we use debt and lease financing in order to fund our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Adjusted EBITDA	$178,097	$254,151	$189,390	$150,210	$127,038
Payments made for lease finance obligations	35,889	24,719	24,471	22,247	12,826
Cumulative effect adjustment	—	—	—	—	(3,482)

EBITDA	213,986	278,870	213,861	172,457	136,382
Interest expense, net and loss on extinguishment of debt	(74,411)	(56,493)	(54,314)	(86,619)	(60,332)
Depreciation and amortization	(95,887)	(76,025)	(64,341)	(60,911)	(55,767)
Provision for income taxes	(16,956)	(57,154)	(37,396)	(9,201)	(9,152)

Net income	$26,732	$89,198	$57,810	$15,726	$11,131

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004	September 25, 2003
Adjusted EBITDA	$178,097	$254,151	$189,390	$150,210	$127,038
Payments made for lease finance obligations	35,889	24,719	24,471	22,247	12,826
Cumulative effect adjustment	—	—	—	—	(3,482)

EBITDA	213,986	278,870	213,861	172,457	136,382
Interest expense, net and loss on extinguishment of debt	(74,411)	(56,493)	(54,314)	(86,619)	(60,332)
Provision for income taxes	(16,956)	(57,154)	(37,396)	(9,201)	(9,152)
Non-cash stock based compensation	3,657	2,812	—	—	—
Changes in operating assets and liabilities	8,268	(12,763)	(7,364)	175	(19,811)
Non-cash loss on extinguishment of debt	2,212	1,832	—	23,087	2,888
Other	3,880	(2,841)	18,794	17,073	18,762

Net cash provided by operating activities	$140,636	$154,263	$133,581	$116,972	$68,737

Net cash used in investing activities	$(528,723)	$(219,285)	$(166,240)	$(227,069)	$(24,357)

Net cash provided by (used in) financing activities	$339,196	$73,944	$36,083	$145,244	$(13,715)

(i)	Investing activities include expenditures for acquisitions.

(j)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and lease finance transactions.

(k)	The stores included in calculating comparable store sales growth are existing or replacement stores, which were in operation during the entire comparable period of both fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store sales growth. Comparable store sales as defined by us may not be comparable to similarly titled measures reported by other companies.

(l)	Gasoline gross profit per gallon represents gasoline revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on gasoline equipment. Gasoline gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read in conjunction with “Part II.—Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.”

Safe Harbor Discussion

This report, including, without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Changes in economic conditions generally and in the markets we serve;

•	Unfavorable weather conditions or other trends or developments in the southeastern United States;

•	Political conditions in crude oil producing regions and global demand;

•	Volatility in crude oil and wholesale petroleum costs;

•	Wholesale cost increases of, and tax increases on, tobacco products;

•	Consumer behavior, travel and tourism trends;

•	Changes in state and federal environmental and other laws and regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Financial leverage and debt covenants;

•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;

•	Inability to identify, acquire and integrate new stores;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Acts of war and terrorism; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part I.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of November 26, 2007. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States with 1,644 stores in 11 states as of September 27, 2007. Our stores operate under a number of select banners, with 1,415 of our stores operating under Kangaroo Express®, our primary operating banner. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives,

•	sophisticated management of our gasoline business,

•	upgrading our stores,

•	leveraging our geographic economies of scale,

•	benefiting from the favorable demographics or our markets,

•	selectively pursuing acquisitions and

•	developing new stores.

Executive Summary

Our total revenues for fiscal 2007 increased 15.9% over fiscal 2006 to $6.9 billion. We believe this growth in revenue was achieved through the continued execution of our strategy of enhancing same store sales volume and expanding our Southeast market presence through acquisitions and new store development. While we were able to grow revenues, we experienced significant challenges with weak gasoline margins due to large increases in crude oil prices, tight gasoline supplies and scattered refinery shutdowns. In fiscal 2007, we reported net income of $26.7 million and diluted earnings per share of $1.17 compared to net income of $89.2 million and diluted earnings per share of $3.88 in the fiscal year 2006.

During fiscal 2007, we executed on several key initiatives that we believe have enhanced our long-term earnings potential.

(1)	During the third quarter of fiscal 2007, we refinanced our then-existing senior credit facility and, in connection with the refinancing, increased our revolving credit facility to $225.0 million, added a $100.0 million delayed draw facility and renegotiated covenants that we believe to be less restrictive. We believe this refinancing enhances our overall financial flexibility.

(2)	We completed construction of ten new stores and five rebuilds in our existing markets. As these new stores mature, we believe they will add to our long-term profitability.

(3)	From an operational perspective we recently completed a corporate reorganization that eliminated several field management as well as other corporate general and administrative positions. This reorganization will allow better communication between the various levels of store management and increase our span of control in the field. The goal of the reorganization is to allow us to manage expense growth in line with store and volume increases. We believe this strategic move will allow us to reduce expenses by $6.0 million in fiscal 2008 and allow us to remain proactive in delivering the leverage we need on our store operating and general and administrative expenses. Results for the fourth quarter of fiscal 2007 included a one-time after-tax charge of $1.8 million related to our organizational restructuring.

(4)	We initiated a share repurchase program in August 2007, which we believe represents a sound use of our capital. We repurchase shares under the repurchase program based on our evaluation of market conditions and other factors. During fiscal 2007, we repurchased 692,844 shares.

(5)	We completed the acquisition of 152 stores in 21 separate transactions.

The tables below provide information concerning the acquisitions we completed in fiscal 2007 and fiscal 2006:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop®	Alabama, Florida, and Georgia	24
April 5, 2007	Petro Express, Inc.	Petro Express®	North Carolina and South Carolina	66
April 19, 2007	Willard Oil Company, Inc., Fast Phil’s of SC, Inc. and Willard Realty Associates	Fast Phil’s	South Carolina	11
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	20

Total				152

Fiscal 2006
Date Acquired	Seller	Trade Name	Locations	Number of Stores
February 9, 2006	Lee-Moore Oil Company	TruBuy and On The Run®	North Carolina	19
February 16, 2006	Waring Oil Company, LLC	Interstate Food Stops	Mississippi and Louisiana	39
May 11, 2006	Shop-A-Snak Food Mart, Inc.	Shop-A-Snak Food MartSM	Alabama	38
August 10, 2006	Fuel Mate, LLC	Fuel Mate	North Carolina	6
Others (fewer than 5 stores)	Various	Various	Georgia, Florida, Mississippi, North Carolina, and South Carolina	11

Total				113

We believe growth through acquisition is key to our core business strategy; however, we will continue to take a conservative approach to new acquisitions in fiscal 2008 and beyond, requiring that any acquisition offer a strong return on our investment, allow us to leverage existing company resources and complement our existing store base. The convenience store industry remains highly fragmented, providing us the opportunity for long-term consolidation through selective acquisitions that meet our return on investment goals and strategic objectives.

Fiscal 2007 was one of our most challenging years ever in regards to meeting our gasoline margin and same store gasoline sales targets. Crude oil prices reached an all-time high in fiscal 2007 and coupled with refinery outages, led to volatile market conditions where gasoline prices rose and fell faster than customary, removing the normal margin benefit derived through a slow decline in costs and retails. Fiscal 2008 poses many challenges to our gasoline business with a depressed housing sector, a weakening dollar and geopolitical risks. We believe, however, there are a number of strategic opportunities for us in the gasoline market. For example, our image refresh program at a number of stores has proven to provide positive year over year comparable store gallon growth. In addition, we believe the strategic use of ethanol blending may provide incremental gross profit opportunities. Finally, we believe our market knowledge of trends, competitors and the ability to optimize profits on a site by site basis will help us continue to see market gains.

Merchandise and services revenue grew 13.7% year over year in fiscal 2007 despite a challenging retail market. Approximately 28.0% of our stores are located in the state of Florida, and throughout fiscal 2007, Florida’s economy experienced a significant slowdown. As a result, our same store comparables in Florida suffered, which depressed same store sales and margins for our entire company. Despite Florida’s soft economy, we were still able to grow same store sales at a rate of 2.3% for fiscal 2007. Our private label merchandise products continue to provide merchandising opportunities within our stores, and we are currently working on adding several new private label products. Additionally, we expect to see continued growth in our service sector with car wash, ATM and prepaid phone card categories contributing as primary growth drivers.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for fiscal 2007, fiscal 2006 and fiscal 2005, each of which contained 52 weeks.

	Fiscal Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005
Selected financial data:
Merchandise gross profit[1]	$586,028	$517,942	$449,252
Merchandise margin	37.2%	37.4%	36.6%
Retail gasoline data:
Gallons	2,032.8	1,757.8	1,496.5
Margin per gallon	$0.109	$0.159	$0.143
Retail price per gallon	$2.55	$2.58	$2.13
Wholesale gasoline data:
Gallons	62.9	17.1	4.5
Margin per gallon	$0.036	$0.082	$0.060
Total gasoline gross profit[1]	$224,696	$281,204	$213,895
Comparable store data:
Merchandise sales %	2.3%	4.9%	5.3%
Gasoline gallons %	1.0%	3.1%	4.7%
Number of stores:
End of period	1,644	1,493	1,400
Weighted-average store count	1,578	1,452	1,369

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fiscal 2007 Compared to Fiscal 2006

Total Revenue.    Total revenue for fiscal 2007 was $6.9 billion compared to $6.0 billion for fiscal 2006, an increase of $950 million, or 15.9%. The increase in total revenue is primarily due to revenue from stores acquired in fiscal 2007 and the effect of a full year of revenue from stores acquired in fiscal 2006 of $862.4 million and comparable store increases in merchandise sales of $29.4 million and in gasoline gallons of 16.1 million. The impact of these factors was partially offset by lost revenue from closed stores.

Merchandise Revenue and Gross Profit.    Total merchandise revenue for fiscal 2007 was $1.6 billion compared to $1.4 billion for fiscal 2006, an increase of $190.3 million, or 13.7%. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2007 and the effect of a full year of revenue from 2006 acquisitions of $166.4 million and a 2.3% increase in comparable store merchandise sales. These increases were partially offset by lost revenue from closed stores of approximately $9.2 million. Merchandise gross profit was $586.0 million for fiscal 2007 compared to $517.9 million for fiscal 2006, an increase of $68.1 million, or 13.1%. This increase is primarily attributable to the increased merchandise revenue discussed above. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. Total service revenue for fiscal 2007 was $55.5 million compared to $46.4 million for fiscal 2006, an increase of $9.1 million or 19.6%. The increase was primarily due to growth in the car wash, ATM and prepaid phone card categories.

Going forward, we expect to maintain our high merchandise margins with continued investment in our private label program and development of additional quick service restaurants, which on average represent higher margin categories.

Gasoline Revenue, Gallons, and Gross Profit.    Total gasoline revenue for fiscal 2007 was $5.3 billion compared to $4.6 billion for fiscal 2006, an increase of $759.2 million, or 16.6%. The increase in gasoline revenue is primarily due to revenue from stores acquired in fiscal 2007 and the effect of a full year of revenue from 2006 acquisitions of $696.0 million and an increase in comparable store gallons of 16.1 million. In fiscal 2007, our average retail price of gasoline was $2.55 per gallon, which represents a 3.0 cents per gallon decrease in average retail price from fiscal 2006. The decrease in our average retail price is primarily the result of average retail prices in fiscal 2006 being unusually high following Hurricane Katrina in the first quarter of fiscal 2006. The increases in gasoline revenue were partially offset by lost revenue from closed stores of approximately $18.9 million. Gasoline gross profit was $224.7 million for fiscal 2007 compared to $281.2 million for fiscal 2006, a decrease of $56.5 million, or 20.1%. The decrease is primarily attributable to a decrease in our retail gross profit per gallon to $0.109 for fiscal 2007 from $0.159 in fiscal 2006. Rising oil and gas prices, political unrest in the Middle East, a weak dollar, a depressed housing market and tight gasoline supplies have all contributed to lower than expected gasoline margins. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.044 per gallon and $0.041 per gallon for fiscal 2007 and fiscal 2006, respectively. The increase in these fees was primarily due to increased credit card usage by our customers.

In fiscal 2007, gasoline gallons sold were 2.1 billion, an increase of 320.8 million gallons, or 18.1%, from fiscal 2006. The increase is primarily attributable to gasoline gallons from stores acquired in fiscal 2007 and the effect of a full year of gallons from stores acquired in fiscal 2006 of 264.2 million gallons and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline volume from closed stores of approximately 7.0 million gallons.

Total Gross Profit.    Our fiscal 2007 gross profit was $810.7 million compared to $799.1 million for fiscal 2006, an increase of $11.6 million, or 1.4%. The increase is primarily attributable to the gross profit contribution of stores acquired in fiscal 2007 and the effect of a full year of gross profit contribution from stores acquired in fiscal 2006 of $85.5 million and our comparable store volume increases discussed above. These increases were partially offset by lost gross profit from closed stores and a decrease in our gasoline gross profit per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2007 were $597.3 million compared to $521.1 million for fiscal 2006, an increase of $76.2 million, or 14.6%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. As a percentage of the sum of merchandise revenue and gasoline gallons, store operating and general and administrative expenses were 16.6% for fiscal 2007 and fiscal 2006.

Depreciation and Amortization.    Depreciation and amortization expenses were $95.9 million for fiscal 2007 compared to $76.0 million for fiscal 2006, an increase of $19.9 million, or 26.1%. This increase is primarily attributable to increased fiscal 2007 acquisition activity, a full year’s depreciation expense from fiscal 2006 acquisitions and increased capital expenditures. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened ten new stores and completed five rebuilds since the beginning of fiscal 2007.

Income from Operations.    Income from operations for fiscal 2007 was $117.5 million compared to $202.0 million for fiscal 2006, a decrease of $84.5 million, or 41.8%. This decrease is primarily due to the decrease in gasoline gross profit and the increases in store operating and general and administrative expenses and depreciation and amortization as discussed above. The impact of these factors was partially offset by the increase in merchandise gross profit.

EBITDA and Adjusted EBITDA.    We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization. Adjusted EBITDA excludes cumulative effect adjustment and includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for fiscal 2007 was $214.0 million compared to $278.9 million for fiscal 2006, a decrease of $64.9 million, or 23.3%. Adjusted EBITDA for fiscal 2007 was $178.1 million compared to $254.2 million for fiscal 2006, a decrease of $76.1 million, or 29.9%. These declines are primarily due to the variances discussed above.

EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA and Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA and Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

In accordance with GAAP, certain of our leases, including all of our sale-leaseback arrangements, are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that do not account for their leases as lease finance obligations.

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation, amortization or income taxes has material limitations because we use debt and lease financing in order to fund our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 28, 2006
Adjusted EBITDA	$178,097	$254,151
Payments made for lease finance obligations	35,889	24,719

EBITDA	213,986	278,870
Interest expense, net and loss on extinguishment of debt	(74,411)	(56,493)
Depreciation and amortization	(95,887)	(76,025)
Provision for income taxes	(16,956)	(57,154)

Net income	$26,732	$89,198

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 28, 2006
Adjusted EBITDA	$178,097	$254,151
Payments made for lease finance obligations	35,889	24,719

EBITDA	213,986	278,870
Interest expense, net and loss on extinguishment of debt	(74,411)	(56,493)
Provision for income taxes	(16,956)	(57,154)
Non-cash stock based compensation	3,657	2,812
Changes in operating assets and liabilities	8,268	(12,763)
Non-cash loss on extinguishment of debt	2,212	1,832
Other	3,880	(2,841)

Net cash provided by operating activities	$140,636	$154,263

Net cash used in investing activities	$(528,723)	$(219,285)

Net cash provided by financing activities	$339,196	$73,944

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $2.2 million during fiscal 2007 and the loss on extinguishment of debt of $1.8 million during fiscal 2006 represent write-offs of unamortized deferred financing costs associated with separate refinancings of our senior credit facility.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2007 was $72.2 million compared to $54.7 million for fiscal 2006, an increase of $17.5 million, or 32.1%. The increase is primarily a result of increased lease finance obligations, increased borrowings under our senior credit facility and a general increase in short-term interest rates.

Income Tax Expense.    We recorded income tax expense of $17.0 million in fiscal 2007 as compared to $57.2 million in fiscal 2006. Our effective tax rate for fiscal 2007 was 38.8% compared to 39.1% for fiscal 2006. The decrease in the effective rate is primarily the result of the resolution of certain federal and state tax contingencies.

Fiscal 2006 Compared to Fiscal 2005

Total Revenue.    Total revenue for fiscal 2006 was $6.0 billion compared to $4.4 billion for fiscal 2005, an increase of $1.5 billion, or 34.6%. The increase in total revenue is primarily due to a 21.0% increase in our average retail price of gasoline gallons sold, revenue from stores acquired in fiscal 2006 and the effect of a full year of revenue from stores acquired in fiscal 2005 of $776.1 million and comparable store increases in merchandise sales of $57.0 million and in gasoline gallons of 43.2 million. The impact of these factors was partially offset by lost revenue from closed stores.

Merchandise Revenue and Gross Profit.    Total merchandise revenue for fiscal 2006 was $1.4 billion compared to $1.2 billion for fiscal 2005, an increase of $156.8 million, or 12.8%. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2006 and the effect of a full year of revenue from stores acquired in 2005 of $119.1 million and a 4.9% increase in comparable store merchandise sales. These increases were partially offset by lost revenue from closed stores of approximately $23.6 million. Merchandise gross profit was $517.9 million for fiscal 2006 compared to $449.3 million for fiscal 2005, an increase of $68.6 million, or 15.3%. This increase is primarily attributable to the increased merchandise revenue discussed above and an 80 basis point increase in our merchandise margin to 37.4% for fiscal 2006 compared to 36.6% for fiscal 2005. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. The margin improvement is primarily attributable to increased service revenue and the continued growth in food service revenue and revenue from private label products, which on average represent higher margin categories. Total service revenue for fiscal 2006 was $46.4 million compared to $36.9 million for fiscal 2005, an increase of $9.5 million, or 25.7%. The increase was primarily due to higher lottery commission income driven by the introduction of the North Carolina Educational Lottery, and growth in the car wash, ATM and prepaid phone card categories.

Gasoline Revenue, Gallons, and Gross Profit.    Total gasoline revenue for fiscal 2006 was $4.6 billion compared to $3.2 billion for fiscal 2005, an increase of $1.4 billion, or 43.0%. The increase in gasoline revenue is primarily due to $657.0 million in revenue from stores acquired in fiscal 2006 and the effect of a full year of revenue from stores acquired in fiscal 2005, an increase in comparable store gallons of 43.2 million and a 21.1% increase in our average retail price of gasoline. In fiscal 2006, our average retail price of gasoline was $2.58 per gallon, which represents a 45.0 cents per gallon increase in average retail price from fiscal 2005. The increase in our average retail price is the result of increasing wholesale prices from a volatile gasoline market for much of fiscal 2006. The resulting increases in gasoline revenue were partially offset by lost revenue from closed stores of approximately $34.8 million. Gasoline gross profit was $281.2 million for fiscal 2006 compared to $213.9 million for fiscal 2005, an increase of $67.3 million, or 31.5%. The increase is primarily attributable to an increase in our gross profit per gallon to $0.158 for fiscal 2006 from $0.142 in fiscal 2005. The increase in gasoline gross profit was primarily due to our ability to pass along wholesale crude cost changes to retail prices during fiscal 2006. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.041 per gallon and $0.036 per gallon for fiscal 2006 and fiscal 2005, respectively. The increase in these fees was primarily due to higher credit card fees as a result of a 21.1% increase in retail gasoline prices.

In fiscal 2006, gasoline gallons sold were 1.8 billion, an increase of 273.9 million gallons, or 18.2%, from fiscal 2005. The increase is primarily attributable to 245.2 million gasoline gallons from stores acquired in fiscal 2006 and the effect of a full year of gallons from stores acquired in fiscal 2005 and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline volume from closed stores of approximately 18.2 million gallons.

Total Gross Profit.    Our fiscal 2006 gross profit was $799.1 million compared to $663.1 million for fiscal 2005, an increase of $136.0 million, or 20.5%. The increase is primarily attributable to the gross profit contribution from stores acquired in fiscal 2006, the effect of a full year of gross profit contribution from stores acquired in fiscal 2005 of $80.7 million, the increase in our gasoline gross profit per gallon and our comparable store volume increases discussed above. These increases were partially offset by lost gross profit from closed stores. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2006 were $521.1 million compared to $450.3 million for fiscal 2005, an increase of $70.8 million, or 15.7%. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses. As a percentage of the sum of merchandise revenue and gasoline gallons, store operating and general and administrative expenses were 16.6% and 16.5% for fiscal 2006 and fiscal 2005, respectively.

Depreciation and Amortization.    Depreciation and amortization expenses were $76.0 million for fiscal 2006 compared to $64.3 million for fiscal 2005, an increase of $11.7 million, or 18.2%. This increase is primarily attributable to increased fiscal 2006 acquisition activity, a full year’s depreciation expense from fiscal 2005 acquisitions and increased capital expenditures. The increase in capital expenditures is primarily due to expansion in our new store development as we opened four new stores during fiscal 2006.

Income from Operations.    Income from operations for fiscal 2006 was $202.0 million compared to $148.5 million for fiscal 2005, an increase of $53.5 million, or 36.0%. This increase is primarily due to the increases in gross profit discussed above, partially offset by the increases in store operating and general and administrative expenses also discussed above.

EBITDA and Adjusted EBITDA.    EBITDA for fiscal 2006 was $278.9 million compared to $213.9 million for fiscal 2005, an increase of $65.0 million, or 30.4%. Adjusted EBITDA for fiscal 2006 was $254.2 million compared to $189.4 million for fiscal 2005, an increase of $64.8 million or 34.2%. These increases are primarily due to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 28, 2006	September 29, 2005
Adjusted EBITDA	$254,151	$189,390
Payments made for lease financing obligations	24,719	24,471

EBITDA	278,870	213,861
Interest expense, net and loss on extinguishment of debt	(56,493)	(54,314)
Depreciation and amortization	(76,025)	(64,341)
Provision for income taxes	(57,154)	(37,396)

Net income	$89,198	$57,810

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 27, 2006	September 28, 2005
Adjusted EBITDA	$254,151	$189,390
Payments made for lease finance obligations	24,719	24,471

EBITDA	278,870	213,861
Interest expense, net and loss on extinguishment of debt	(56,493)	(54,314)
Provision for income taxes	(57,154)	(37,396)
Non-cash stock issued compensation	2,812	—
Changes to operating assets and liabilities	(12,763)	(7,364)
Non-cash loss on extinguishment of debt	1,832	—
Other	(2,841)	18,794

Net cash provided by operating activities	$154,263	$133,581

Net cash used in investing activities	$(219,285)	$(166,240)

Net cash provided by financing activities	$73,944	$36,083

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $1.8 million during fiscal 2006 represents write-offs of unamortized deferred financing costs associated with the refinancing of our then-existing senior credit facility.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2006 was $54.7 million compared to $54.3 million for fiscal 2005, an increase of $347 thousand, or 0.6%. The increase is primarily the result of an increase in our weighted-average borrowings as a result of the issuance of the convertible notes and additional lease financing.

Income Tax Expense.    We recorded income tax expense of $57.2 million in fiscal 2006 as compared to $37.4 million in fiscal 2005. Our effective tax rate for fiscal 2006 was 39.1% compared to 39.3% for fiscal 2005. The decrease in the effective rate is primarily the result of the resolution of certain federal and state tax contingencies.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operations for fiscal 2007 totaled $140.6 million, for fiscal 2006 totaled $154.3 million and for fiscal 2005 totaled $133.6 million. The decrease in net cash provided by operating activities for fiscal 2007 from fiscal 2006 is primarily attributable to the decrease in gasoline gross profit offset by the impact of fiscal 2007 acquisitions on operating income.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2007 were $146.4 million. In fiscal 2007, we had cash proceeds of $6.0 million from asset dispositions, $26.9 million from lease finance obligations and vendor reimbursements of $3.3 million. As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2007 were $110.2 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease finance transactions, borrowings under our senior credit facility and asset dispositions and vendor reimbursements.

Our lease finance program includes the packaging of our owned or acquired convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property. Our leases are at market rates with initial lease terms between 15 and 20 years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. We received $215.3 million in proceeds from new lease finance transactions in fiscal 2007 and $42.9 million in fiscal 2006.

We anticipate that net capital expenditures for fiscal 2008 will be approximately $110.0 million. We anticipate opening 15 new stores in fiscal 2008 compared to ten newly-constructed stores in fiscal 2007.

We expect our technology spending to increase during fiscal 2008 as we make capital expenditures associated with upgrading, consolidating, and replacing our point-of-sale systems. We also expect to increase spending to automate functions throughout our administrative departments and expand the use of decision support tools. We anticipate that our capital expenditures related to technology will be in a range of $20.0 million to $30.0 million annually over the next two years.

Acquisitions.    During fiscal 2007, we purchased 152 stores and their related businesses in 21 separate transactions for approximately $395.6 million in aggregate purchase consideration. We do not anticipate that our fiscal 2008 acquisition activity will exceed our acquisition activity of fiscal 2007.

Cash Flows from Financing Activities.    For fiscal 2007, net cash provided by financing activities was $339.2 million. The net cash provided by financing activities is primarily the result of the proceeds from the issuance of a new senior credit facility of $350.0 million less the repayments and retirement of the previously existing senior credit facility of $304.0 million. Additionally, we repurchased 692,844 shares of our common stock under our current share repurchase program at an aggregate cost of $21.7 million. We also entered into new lease financing transactions with proceeds totaling $215.3 million, including $188.4 million related to acquisitions of businesses. At September 27, 2007, our debt consisted primarily of $350.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $458.0 million of outstanding lease finance obligations and $150.0 million of outstanding convertible notes.

Senior Credit Facility.    During fiscal 2007, we entered into a Third Amended and Restated Credit Agreement (“credit agreement”). Our credit agreement defines the terms of our senior credit facility, which includes (i) a $225.0 million revolving credit facility; (ii) a $350.0 million term loan facility; and (iii) a $100.0 million delayed draw term loan. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing certain of our existing indebtedness and issuing commercial and standby letters of credit. The senior credit facility matures in May 2014.

Our borrowings under the term loans bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Thereafter, if our consolidated total leverage ratio (as defined in the credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans will be decreased by 0.25%.

Our borrowings under the revolving credit facility bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Thereafter, if our consolidated total leverage ratio (as defined in the credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be decreased by 0.25%. In addition, we may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.

We are permitted to prepay principal amounts outstanding or reduce revolving credit facility or delayed draw term loan commitments under our senior credit facility at any time, in whole or in part, without premium or penalty, upon the giving of proper notice. We may elect how the optional prepayments are applied. In addition, subject to certain exceptions, we are required to prepay outstanding amounts under our senior credit facility with:

•

the net proceeds of insurance not applied toward the repair of damaged properties within 360 days following receipt of the insurance proceeds, to the extent that such net proceeds exceed $10.0 million;

•

the net proceeds from asset sales other than in the ordinary course of business that are not reinvested within 270 days following the closing of the sale, to the extent that such net proceeds exceed $15.0 million;

•	the net proceeds from the issuance of any other debt, other than permitted subordinated debt and certain other permitted debt; and

•	up to 50% of annual excess cash flow to the extent our consolidated total leverage ratio is greater than 3.50 to 1.0 at the end of our fiscal year.

All mandatory prepayments will be applied pro rata first to the term loan facility and second to the revolving credit facility and, after all amounts under the revolving credit facility have been repaid, to a collateral account with respect to outstanding letters of credit.

The credit agreement governing our senior credit facility contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include:

•	maximum total adjusted leverage ratio (as defined in the credit agreement); and

•	minimum interest coverage ratio (as defined in the credit agreement).

Other covenants, among other things, limit our ability to:

•	incur indebtedness;

•	incur liens or other encumbrances;

•	enter into joint ventures, acquisitions and other investments;

•	make capital expenditures;

•	become liable with respect to certain contingent obligations;

•	change our line of business;

•	enter into mergers, consolidations and similar combinations;

•	sell or dispose of our assets, other than in the ordinary course of business;

•	enter into transactions with affiliates;

•	pay dividends or make other distributions with respect to our common stock;

•	redeem, retire, repurchase, or otherwise acquire for value any of our common stock or make payments to retire or obtain the surrender of warrants, options, or other rights to acquire our common stock;

•	make payments on any subordinated indebtedness (as defined in the credit agreement);

•	change our fiscal year;

•	enter into sale-leaseback transactions; and

•	change our organizational documents.

The credit agreement governing our senior credit facility contains customary events of default including, but not limited to:

•	failure to make payments when due;

•	breaches of representations and warranties;

•	breaches of covenants;

•	defaults under other indebtedness;

•	bankruptcy or insolvency;

•	judgments in excess of specified amounts;

•	ERISA events;

•	a change of control (as such term is defined in our senior credit facility); and

•	invalidity of the guaranty or other documents governing our senior credit facility.

An event of default under our credit agreement, if not cured or waived, could result in the acceleration of all our indebtedness under our senior credit facility (and other indebtedness containing cross default provisions).

As of September 27, 2007, we had no borrowings outstanding under the revolving credit facility and approximately $56.7 million of standby letters of credit had been issued. As of September 27, 2007, we have approximately $168.3 million in available borrowing capacity under the facility (approximately $63.3 million of which was available for issuances of letters of credit).

Senior Subordinated Notes.    In February 2004, we sold $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year. Proceeds from the sale of the senior subordinated notes were used to redeem $200.0 million in outstanding 10.25% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million outstanding under our then-existing senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million, which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $6.6 million in costs associated with the new notes, which were deferred and will be amortized over the life of the new notes.

The indenture governing our senior subordinated notes contains covenants that, among other things and subject to various exceptions, restrict our ability and any restricted subsidiary’s ability to:

•	pay dividends, make distributions or repurchase stock;

•	issue stock of subsidiaries;

•	make investments in non-affiliated entities;

•

incur liens to secure debt which is equal to or subordinate in right of payment to the senior subordinated notes, unless the notes are secured on an equal and ratable basis (or senior basis) with the obligations so secured;

•	enter into transactions with affiliates; and

•	engage in mergers, consolidations or sales of all or substantially all of our properties or assets.

We can incur debt under the indenture governing our senior subordinated notes if our fixed charge ratio (as defined in the indenture) after giving effect to such incurrence, is at least 2.0 to 1.0. Even if we do not meet this ratio we can incur:

•	debt under our senior credit facility;

•	capital leases or purchase money debt in amounts not to exceed the greater of $35.0 million in the aggregate and 10% of our tangible assets at the time of incurrence;

•	intercompany debt;

•	debt existing on the date the senior subordinated notes were issued;

•	up to $25.0 million in any type of debt;

•	debt related to insurance and similar obligations arising in the ordinary course of business; and

•	debt related to guarantees, earn-outs, or obligations in respect of purchase price adjustments in connection with the acquisition or disposition of property or assets.

The indenture governing our senior subordinated notes also places conditions on the terms of asset sales or transfers and requires us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our senior subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding senior subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing our senior subordinated notes, a change of control is deemed to occur if (a) any person, other than certain “permitted holders” (defined as any member of our senior management), becomes the beneficial owner of more than 50% of the voting power of our common stock, (b) any person, or group of persons acting together, other than a permitted holder, becomes the beneficial owner of more than 35% of the voting power of our common stock and the permitted holders own a lesser percentage than such other person, or (c) the first day on which a majority of the members of our Board of Directors are not “continuing Directors” (as defined in the indenture). On or after February 15, 2009, we may redeem the senior subordinated notes in whole or in part at a redemption price that is 103.875% and decreases to 102.583% after February 15, 2010, 101.292% after February 15, 2011 and 100.0% after February 15, 2012.

Senior Subordinated Convertible Notes.    On November 22, 2005, we completed a private offering of $150.0 million of our senior subordinated convertible notes due 2012 to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act. Subsequently, during the second quarter of fiscal 2006, we registered the convertible notes for resale by the holders thereof. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year, with the first interest payment made on May 15, 2006. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Proceeds from the sale of the convertible notes were used to (a) repay approximately $100.0 million of the $305.0 million outstanding under our then-existing senior credit facility, (b) pay a net cost of approximately $18.5 million associated with separate convertible bond hedge and warrant transactions entered into with one or more affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which were designed to limit our exposure to potential dilution from conversion of the convertible notes and (c) pay other expenses of approximately $4.7 million. We used the remaining cash proceeds for general corporate purposes, including acquisitions.

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

•	if specified distributions to holders of our common stock are made, or specified corporate transactions occur;

•	if a fundamental change occurs; or

•	at any time on or after May 15, 2012 and through the business day preceding the maturity date.

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

The indenture governing our convertible notes does not limit our ability or the ability of our subsidiaries to incur additional debt, including secured debt.

We have filed with the SEC a shelf registration statement with respect to the resale of the convertible notes and the shares of our common stock issuable upon conversion of the convertible notes. We have agreed to keep such shelf registration statement effective until the earlier of (i) the sale pursuant to the shelf registration statement of all of the convertible notes and/or shares of common stock issuable upon conversion of the convertible notes, and (ii) the date when the holders, other than the holders that are our “affiliates,” of the convertible notes and the common stock issuable upon conversion or the convertible notes are able to sell all such securities immediately without restriction pursuant to the volume limitation provisions of Rule 144 under the Securities Act or any successor rule thereto or otherwise. We will be required to pay additional interest, subject to certain limitations, to the holders of the convertible notes if we fail to comply with our obligations to keep such shelf registration statement effective for the specified time period.

Shareholders’ Equity.    As of September 27, 2007, our shareholders’ equity totaled $353.8 million. The increase of $16.8 million in shareholders’ equity from September 28, 2006 is primarily attributable to fiscal 2007 net income of $26.7 million offset by a net decrease in additional paid-in capital of $9.0 million. The decrease in paid-in capital is related to the net cost of the repurchase of 692,844 shares of our common stock for $21.7 million offset by approximately $12.7 million related to stock option exercises, stock-based compensation expense and related tax benefits. As of September 27, 2007, we had a remaining authorization of $28.3 million for repurchases under our share repurchase program. The repurchase program will expire on September 25, 2008 (see Part II.—Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information on our share repurchases).

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand and vendor reimbursements, will provide sufficient funds to finance our operations at least for the next 12 months. As of September 27, 2007, we had approximately $168.3 million in available borrowing capacity under our revolving credit facility approximately $63.3 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 27, 2007:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Long-term debt (1)	$3,541	$3,544	$3,548	$3,552	$3,556	$732,549	$750,290
Interest (2)	47,927	48,378	48,823	48,566	48,310	68,088	310,092
Lease finance obligations (3)	46,050	45,859	45,810	45,814	45,600	425,567	654,700
Operating leases (4)	70,462	66,734	62,125	57,366	53,457	266,395	576,539
Purchase obligations (5)	9,699	11,409	11,637	11,754	11,872	—	56,371

Total contractual obligations	$177,679	$175,924	$171,943	$167,052	$162,795	$1,492,599	$2,347,992

(1)	Included in long-term debt are principal amounts owed on our senior subordinated notes, convertible notes and senior credit facility. These borrowings are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)	Included in interest are expected payments on our senior subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on our senior credit facility and swap agreements is based on the September 27, 2007 rate. See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

(3)	Included in lease finance obligations are both principal and interest.

(4)	Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expenses, which have historically been insignificant. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

(5)

Our contract with BP requires us to purchase a minimum volume of gasoline gallons. In any period in which we fail to meet the minimum volume requirement as set forth in the agreement, we are required to pay an amount equal to two cents per gallon times the difference between the actual gallon volume of BP® branded product purchased and the minimum volume requirement for the given period. The amounts presented assume that we will not purchase any gasoline from BP, thus failing to meet the minimum volume requirement and contractually obligating us to pay an amount equal to two cents per gallon times the difference between the actual volume of BP® branded product purchased (0) and the minimum volume requirement for the given period. While the amounts presented assume we will not meet the minimum volume requirement, based on current forecasts we anticipate meeting such requirements.

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 27, 2007 (amounts in thousands):

	Fiscal 2008	Total
Standby letters of credit	$56,723	$56,723

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    Environmental reserves of $21.3 million and $18.4 million as of September 27, 2007 and September 28, 2006, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 285 and 269 known contaminated sites as of September 27, 2007 and September 28, 2006, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.7 million for remediation, tank removal and litigation. Also, as of September 27, 2007 and September 28, 2006, there were an additional 557 and 534 sites, respectively, that are known to be contaminated sites but are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 90 locations. We anticipate that these capital expenditures will be approximately $20.0 million over the next two years. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase a significant percentage of the cigarettes we sell from McLane. The agreement with McLane continues through April 10, 2010 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of our total merchandise purchases in fiscal 2007.

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

The Branded Jobber Contract between us and BP dated as of February 1, 2003, as subsequently amended, sets forth certain minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. During fiscal 2007, we exceeded the requirement for the period ending September 30, 2007. The minimum requirement for the one-year period ending September 30, 2008 is approximately 485 million gallons of BP® branded product.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements.

In fiscal 2003, we signed a gasoline supply agreement with CITGO® and in October 2005, we extended the term of the CITGO® agreement to 2010. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through 2010. We have re-branded and/or upgraded images for gasoline offerings at approximately 1,100 locations since initially entering into these agreements. Currently, BP® supplies approximately 29.0% of our total gasoline volume, which is sold under the BP®/Amoco® brand, and CITGO® supplies approximately 47.0% of our total gasoline volume. CITGO® supplies both our private brand gasoline, which is sold under our own Kangaroo® and other brands, and CITGO® branded gasoline. The remaining locations, primarily in Florida, remain branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. To date, we have met these purchase levels and expect to continue to do so.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we have faced, and will continue to face, increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2007, fiscal 2006 and fiscal 2005. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per gallon data.

	Fiscal 2007				Fiscal 2006				Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,381,140	$1,456,078	$2,053,831	$2,020,114	$1,315,323	$1,315,746	$1,645,112	$1,685,521	$941,543	$945,760	$1,166,456	$1,375,480
Merchandise revenue	349,239	360,854	430,971	434,858	316,648	323,004	372,081	373,926	287,067	284,289	324,041	333,494
Gasoline revenue	1,031,901	1,095,224	1,622,860	1,585,256	998,675	992,742	1,273,031	1,311,595	654,476	661,471	842,415	1,041,986
Merchandise gross profit (1)	131,316	136,205	157,654	160,853	118,736	121,547	139,143	138,516	104,092	105,732	118,574	120,854
Total gasoline gross profit (1)	40,219	54,787	70,794	58,896	86,585	47,346	64,778	82,495	49,887	34,120	48,447	81,441
Income from operations	14,326	28,598	43,202	31,391	69,756	27,853	47,323	57,113	33,217	18,802	40,444	56,080
Net income	125	8,360	12,645	5,602	32,971	9,196	20,291	26,740	12,440	3,341	16,601	25,428
Income from operations as a percentage of full year	12.2%	24.3%	36.8%	26.7%	34.5%	13.8%	23.4%	28.3%	22.4%	12.7%	27.2%	37.8%
Comparable store merchandise sales increase	1.9%	2.7%	1.9%	2.8%	5.0%	5.4%	5.8%	3.0%	5.2%	6.6%	4.1%	4.7%
Comparable store sales gasoline gallons increase	2.0%	0.8%	1.0%	0.3%	4.6%	4.0%	2.3%	0.3%	3.4%	7.7%	5.6%	3.1%
Retail gasoline gross profit per gallon	0.087	0.115	0.128	0.105	0.212	0.111	0.141	0.174	0.147	0.099	0.123	0.194
Retail gasoline gallons	460,475	472,820	546,012	553,496	408,058	424,512	455,381	469,856	339,543	345,050	393,776	418,173

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Inflation

Wholesale gasoline fuel prices were volatile during fiscal 2007, fiscal 2006 and fiscal 2005, and we expect that they will remain volatile into the foreseeable future. During fiscal 2007, wholesale crude oil prices hit a high of approximately $84 per barrel in September 2007 and a low of approximately $50 per barrel in January 2007. During fiscal 2006, wholesale crude oil prices hit a high of approximately $77 per barrel in July 2006 and a low of approximately $56 per barrel in November 2005. During fiscal 2005, wholesale crude oil prices hit a high of approximately $70 per barrel in August 2005 and a low of approximately $41 per barrel in December 2004.

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

General CPI, excluding energy, increased 2.5% during fiscal 2007 and 2.9% during fiscal 2006. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, on our financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have done a preliminary review analyzing the cumulative effect adjustment to retained earnings that will be recorded on adoption but expect the adjustment to be immaterial.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often because we must make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. We believe the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Accounting for Leases.    We apply the criteria in SFAS No.13, Accounting for Leases, relating to our leased facilities. Based upon this guidance, leases are accounted for as either operating or capital. We also enter into sale- leaseback transactions for certain locations and apply the criteria of SFAS No. 98, Accounting for Leases Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. For all sale-leaseback transactions entered into through September 27, 2007, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in SFAS No. 98, and as such we account for these transactions as financing leases.

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. We have recorded accrued liabilities based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.

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

Asset Retirement Obligations.    We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9—Asset Retirement Obligations.”

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

Environmental Liabilities and Related Receivables.    Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Deductibles and remediation costs not covered by state trust fund programs and third-party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate.

Reimbursements under state trust fund programs or third-party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing rates, newly identified sites and changes in governmental policy.

Changes in laws and regulations, the financial condition of the state trust funds and third-party insurers and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 27, 2007, including applicable interest rates, are discussed above in “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 27, 2007. Fair values have been determined based on quoted market prices as of September 27, 2007.

Expected Maturity Date

as of September 27, 2007

(Dollars in thousands)

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total	Fair Value
Long-term debt	$3,541	$3,544	$3,548	$3,552	$3,556	$732,549	$750,290	$710,540
Weighted-average interest rate	6.41%	6.50%	6.59%	6.59%	6.58%	7.39%	6.70%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 27, 2007, the interest rate on 68.7% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 87.8% at September 28, 2006. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 27, 2007 would be to change interest expense by approximately $2.4 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	September 27, 2007	September 28, 2006
Notional principal amount	$115,000	$130,000
Weighted-average fixed pay rate	4.26%	4.24%
Weighted-average variable receive rate	5.38%	5.52%
Weighted-average years to maturity	1.42	2.21

As of September 27, 2007, the fair value of our swap agreements represented a net asset of $463 thousand.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the “Company”) as of September 27, 2007 and September 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 27, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2007 and September 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 27, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

November 26, 2007

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 27, 2007	September 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$71,503	$120,394
Receivables, (net of allowance for doubtful accounts of $110 at September 27, 2007 and $262 at September 28, 2006)	84,445	68,064
Inventories	169,647	140,135
Prepaid expenses and other current assets	14,662	18,783
Deferred income taxes	10,594	8,348

Total current assets	350,851	355,724

Property and equipment, net	1,025,226	745,721

Other assets:
Goodwill	584,336	440,681
Other intangible assets	34,802	12,496
Other noncurrent assets	34,224	33,285

Total other assets	653,362	486,462

Total assets	$2,029,439	$1,587,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	3,541	2,088
Current maturities of lease finance obligations	5,348	3,511
Accounts payable	192,228	139,939
Accrued compensation and related taxes	15,739	19,676
Other accrued taxes	26,416	27,440
Self-insurance reserves	32,873	29,898
Other accrued liabilities	40,812	34,978

Total current liabilities	316,957	257,530

Other liabilities:
Long-term debt	746,749	602,215
Lease finance obligations	452,609	240,564
Deferred income taxes	74,667	72,435
Deferred vendor rebates	23,937	23,876
Other noncurrent liabilities	60,692	54,280

Total other liabilities	1,358,654	993,370

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,193,949 and 22,687,240 issued and outstanding at September 27, 2007 and September 28, 2006, respectively	222	227
Additional paid-in capital	163,926	172,940
Accumulated other comprehensive income, net of deferred income taxes of $(195) at September 27, 2007 and $(762) at September 28, 2006	302	1,194
Retained earnings	189,378	162,646

Total shareholders’ equity	353,828	337,007

Total liabilities and shareholders’ equity	$2,029,439	$1,587,907

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 27, 2007	September 28, 2006	September 29, 2005
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise	$1,575,922	$1,385,659	$1,228,891
Gasoline	5,335,241	4,576,043	3,200,348

Total revenues	6,911,163	5,961,702	4,429,239

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	989,894	867,717	779,639
Gasoline cost of goods sold (exclusive of items shown separately below)	5,110,545	4,294,839	2,986,453
Store operating	499,613	437,935	377,693
General and administrative	97,707	83,141	72,570
Depreciation and amortization	95,887	76,025	64,341

Total costs and operating expenses	6,793,646	5,759,657	4,280,696

Income from operations	117,517	202,045	148,543

Other income (expense):
Loss on extinguishment of debt	(2,212)	(1,832)	—
Interest expense, net	(72,199)	(54,661)	(54,314)
Miscellaneous	582	800	977

Total other expense	(73,829)	(55,693)	(53,337)

Income before income taxes	43,688	146,352	95,206
Income tax expense	(16,956)	(57,154)	(37,396)

Net income	$26,732	$89,198	$57,810

Earnings per share:
Basic	$1.17	$3.95	$2.74

Diluted	$1.17	$3.88	$2.64

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings	Total
	Shares	Par Value
Balance, September 30, 2004	20,272	$204	$132,879	$206	$15,638	$148,927

Comprehensive income, net of tax:
Net income	—	—	—	—	57,810	57,810
Unrealized gains on qualifying cash flow hedges	—	—	—	1,220	—	1,220

Comprehensive income	—	—	—	1,220	57,810	59,030
Issuance of stock-public offering	1,500	15	32,835	—	—	32,850
Excess income tax benefits from stock-based compensation arrangements	—	—	7,247	—	—	7,247
Exercise of stock options and warrants	544	4	3,875	—	—	3,879

Balance, September 29, 2005	22,316	$223	$176,836	$1,426	$73,448	$251,933

Comprehensive income, net of tax:
Net income	—	—	—	—	89,198	89,198
Unrealized losses on qualifying cash flow hedges	—	—	—	(232)	—	(232)

Comprehensive income (loss)				(232)	89,198	88,966
Payment for purchase of note hedge	—	—	(43,720)	—	—	(43,720)
Proceeds from issuance of warrant	—	—	25,220	—	—	25,220
Stock-based compensation expense	—	—	2,812	—	—	2,812
Exercise of stock options	371	4	4,378	—	—	4,382
Excess income tax benefits from stock-based compensation arrangements	—	—	5,826	—	—	5,826
Income tax benefit of note hedge	—	—	1,588	—	—	1,588

Balance, September 28, 2006	22,687	$227	$172,940	$1,194	$162,646	$337,007

Comprehensive income, net of tax:
Net income	—	—	—	—	26,732	26,732
Unrealized losses on qualifying cash flow hedges	—	—	—	(892)	—	(892)

Comprehensive income (loss)				(892)	26,732	25,840
Stock-based compensation expense	—	—	3,657	—	—	3,657
Repurchase of common stock	(693)	(7)	(21,715)			(21,722)
Exercise of stock options	200	2	5,109	—	—	5,111
Excess income tax benefits from stock-based compensation arrangements	—	—	1,933	—	—	1,933
Income tax benefit of note hedge	—	—	2,002	—	—	2,002

Balance, September 27, 2007	22,194	$222	$163,926	$302	$189,378	$353,828

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,732	$89,198	$57,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,887	76,025	64,341
(Benefit)/provision for deferred income taxes	(606)	(1,240)	4,291
Loss on extinguishment of debt	2,212	1,832	—
Stock compensation expense	3,657	2,812	—
Other	6,419	4,223	14,503
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(23,857)	(6,582)	(18,539)
Inventories	(15,430)	(5,121)	(22,393)
Prepaid expenses and other current assets	4,351	(4,811)	1,565
Other noncurrent assets	(592)	(46)	(2,015)
Accounts payable	48,876	1,295	10,467
Other current liabilities and accrued expenses	(2,895)	7,861	30,551
Other noncurrent liabilities	(4,118)	(11,183)	(7,000)

Net cash provided by operating activities	140,636	154,263	133,581

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(146,390)	(96,826)	(73,387)
Proceeds from sales of property and equipment	6,028	4,332	10,215
Insurance recoveries	7,448
Acquisitions of businesses, net of cash acquired	(395,809)	(126,791)	(103,068)

Net cash used in investing activities	(528,723)	(219,285)	(166,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(304,013)	(306,070)	(12,028)
Proceeds from issuance of long-term debt	450,000	355,000	—
Repayments of revolving credit facility	(25,000)	—	—
Borrowings under revolving credit facility	25,000	—	—
Repayments of lease finance obligations	(4,023)	(3,004)	(2,719)
Proceeds from lease finance obligations	215,266	42,929	14,101
Proceeds from issuance of common stock, net	—	—	32,850
Proceeds from exercise of stock options	5,111	4,382	3,879
Payment for purchase of note hedge	—	(43,720)	—
Proceeds from issuance of warrant	—	25,220	—
Excess income tax benefits from stock-based compensation arrangements	1,933	5,826	—
Repurchase of common stock	(21,722)	—	—
Other financing costs	(3,356)	(6,619)	—

Net cash provided by financing activities	339,196	73,944	36,083

Net (decrease) increase in cash	(48,891)	8,922	3,424
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	120,394	111,472	108,048

CASH AND CASH EQUIVALENTS, END OF YEAR	$71,503	$120,394	$111,472

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005
Cash paid during the year:
Interest	$72,598	$56,545	$54,085

Income taxes	$17,284	$60,812	$12,910

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$3,981	$164	$—

Accrued purchases of property and equipment	$10,630	$3,807	$3,217

Other non-cash disclosure:

During fiscal 2006, we entered into a non-cash exchange of land and building assets for an estimated value of $2.3 million.

During fiscal 2005, we issued a note payable of approximately $400 thousand in exchange for the termination of a store lease.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 27, 2007, we own and operate 1,644 convenience stores in Florida (461), North Carolina (387), South Carolina (277), Georgia (136), Tennessee (104), Alabama (83), Mississippi (82), Virginia (50), Kentucky (30), Louisiana (25) and Indiana (9).

Accounting Period

We operate on a 52 - 53 week fiscal year ending on the last Thursday in September. Fiscal 2007, 2006 and 2005 each included 52 weeks.

Reclassifications

Certain selling, general and administrative expenses previously classified as operating, general and administrative expenses on our consolidated statements of operations have been reclassified as store operating expenses. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

Acquisition Accounting

Our acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The Consolidated Statements of Operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Segment Reporting, Goodwill and Other Intangibles

We provide segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, and therefore we have concluded that we have one operating and reporting segment under SFAS No. 131 and one reporting unit under SFAS No. 142, Goodwill and Other Intangible Assets.

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

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 clarifies the criteria for

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states that goodwill and other intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We have determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

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

Property Held for Sale

Property is classified as a component of prepaid expenses and other current assets when management’s intent is to sell these assets in the ensuing fiscal year and the criteria under SFAS No. 144 are met. The asset is then recorded at the lower of cost or fair value less cost to sell. These assets primarily consist of land and buildings.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 13, Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years); whichever is less, using the straight-line method.

Long-Lived Assets

Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. When an evaluation is required, the projected future undiscounted cash flows are compared to the carrying value of the long-lived assets to determine if a write-down to fair value is required. Fair values are internal estimates based on our experience in utilizing or disposing of similar assets. We recorded losses of approximately $1.5 million, $180 thousand and $3.0 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2007, 2006 and 2005, respectively. We record losses on asset impairments as a component of general and administrative expenses.

Lease Accounting

We apply the criteria in SFAS No. 13 to our leased facilities. Based upon this guidance, leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations and apply the criteria of SFAS No. 98, Accounting for Leases Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. For all sale-leaseback transactions entered into through September 27, 2007, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in SFAS No. 98, and as such, we account for these transactions as financing leases.

Revenue Recognition

Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders, and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate costs necessary to operate the business.

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

•

Store imaging allowances are recognized as a reduction of cost of goods sold in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies and other types of branding as defined in our gasoline contracts.

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

The amounts recorded as a reduction of cost of goods sold were $141.3 million, $124.9 million and $111.1 million for fiscal 2007, 2006 and 2005, respectively.

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

•

Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third-party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis.

•

Amounts that are probable of reimbursement under state trust fund programs or third-party insurers, based on our experience, are recognized as receivables and are expected to be collected within a period of 12 to 18 months after the reimbursement claim has been submitted. These receivables exclude all deductibles. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

•	Annual fees for tank registration and environmental compliance testing are expensed as incurred.

•

Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

Income Taxes

All of our operations, including those of our subsidiaries, are included in a consolidated federal income tax return. Pursuant to SFAS No. 109, Accounting for Income Taxes, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Excise and Other Taxes

We collect and remit various federal and state excise and other taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $896.1 million, $762.5 million and $631.3 million for fiscal 2007, 2006 and 2005, respectively.

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $4.0 million, $3.0 million and $2.7 million for fiscal 2007, 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have done a preliminary review analyzing the cumulative effect adjustment to retained earnings that will be recorded on adoption but expect the adjustment to be immaterial.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

Fiscal 2007 Acquisitions

During fiscal 2007, we purchased 152 stores and their related businesses in 21 separate transactions for approximately $395.6 million in aggregate purchase consideration. The fiscal 2007 acquisitions were funded from available cash on hand, borrowings under our senior credit facility and lease financing on acquired real property.

The table below provides information concerning the acquisitions we completed in fiscal 2007:

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop®	Alabama, Florida, and Georgia	24
April 5, 2007	Petro Express, Inc.	Petro Express®	North Carolina and South Carolina	66
April 19, 2007	Willard Oil Company, Inc., Fast Phil’s of SC, Inc. and Willard Realty Associates	Fast Phil’s	South Carolina	11
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	20

Total				152

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the aggregate purchase price allocations for the 152 stores acquired during fiscal 2007. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our consolidated financial statements. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Receivables	$861
Inventories	14,082
Prepaid expenses and other current assets	252
Other noncurrent assets	2,580
Property and equipment, net	223,646

Total assets	241,421
Liabilities Assumed:
Accounts payable	3,413
Other accrued liabilities	130
Deferred income taxes	1,324
Deferred vendor rebates	2,948
Other noncurrent liabilities	5,511

Total liabilities	13,326

Net tangible assets acquired, net of cash	228,095
Trade names	21,250
Customer agreements	250
Non-compete agreements	2,849
Goodwill	143,133

Total consideration paid, including direct acquisition costs, net of cash acquired	$395,577

We expect that goodwill associated with these transactions totaling $131.7 million will be deductible for income tax purposes over 15 years and $11.4 million will not be deductible.

Fiscal 2006 Acquisitions

During fiscal 2006, we purchased 113 stores and their related businesses in 13 separate transactions for approximately $126.8 million in aggregate purchase consideration. All of the fiscal 2006 acquisitions were funded from available cash.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information concerning the acquisitions we completed in fiscal 2006:

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	2007	2006
Total revenues	$7,391,688	$7,198,428
Net income	$31,403	$104,468
Earnings per share:
Basic	$1.38	$4.63
Diluted	$1.37	$4.54

NOTE 3—INVENTORIES

At September 27, 2007 and September 28, 2006, inventories consisted of the following (amounts in thousands):

	2007	2006
Inventories at FIFO cost:
Merchandise	$107,102	$92,378
Less adjustment to LIFO cost	(17,678)	(13,855)

Merchandise inventory at LIFO cost	89,424	78,523
Gasoline	80,223	61,612

Total Inventories	$169,647	$140,135

The positive effect on merchandise cost of goods sold of LIFO inventory liquidations was $1.1 million and $184 thousand for fiscal 2006 and 2005, respectively. We did not have any LIFO inventory liquidations during fiscal 2007.

NOTE 4—PROPERTY AND EQUIPMENT

At September 27, 2007 and September 28, 2006, property and equipment consisted of the following (amounts in thousands):

	2007	2006
Land	$320,965	$210,847
Buildings	339,693	255,129
Equipment, furniture and fixtures	674,068	552,125
Leasehold improvements	160,371	122,217
Construction in progress	42,667	39,918

	1,537,764	1,180,236
Less—accumulated depreciation and amortization	(512,538)	(434,515)

Property and equipment, net	$1,025,226	$745,721

Depreciation expense was $93.4 million, $74.1 million and $63.4 million for fiscal 2007, 2006 and 2005, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects goodwill and other intangible asset balances as of September 29, 2005 and the activity thereafter through September 27, 2007 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	22.5
Gross balance at September 29, 2005	$394,903	2,800	2,850	—	9,009
Purchase accounting adjustments (1)	(1,754)	—	—	—	—
Acquisitions	47,532	—	—	1,347	605

Gross balance at September 28, 2006	440,681	$2,800	$2,850	$1,347	$9,614
Purchase accounting adjustments (1)	522	—	—	331	—
Acquisitions	143,133	21,250	—	250	2,849

Gross balance at September 27, 2007	$584,336	$24,050	$2,850	$1,928	$12,463

Accumulated amortization at September 29, 2005			$(402)	—	(1,887)
Amortization			(950)	(203)	(673)

Accumulated amortization at September 28, 2006			(1,352)	$(203)	$(2,560)
Amortization			(950)	(285)	(1,139)

Accumulated amortization at September 27, 2007			$(2,302)	$(488)	$(3,699)

(1)	Amounts are purchase accounting adjustments related to the finalization of valuations for prior period acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows (amounts in thousands):

Fiscal year
2008	$2,349
2009	1,589
2010	916
2011	427
2012	360
Thereafter	5,111

Total estimated amortization expense	$10,752

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of 2007 and our annual testing of indefinite lived intangibles in the fourth quarter of 2007. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized in fiscal 2007, 2006 or 2005.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 27, 2007	September 28, 2006
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	350,000	—
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through January 2, 2012	—	203,975
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	290	328

Total long-term debt	750,290	604,303
Less—current maturities	(3,541)	(2,088)

Long-term debt, net of current maturities	$746,749	$602,215

We have outstanding $250.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these notes. We deferred these costs and are amortizing them over the life of the notes.

On December 29, 2005, we entered into a senior credit facility, which consisted of a $205.0 million term loan and a $150.0 million revolving credit facility, each maturing January 2, 2012. Proceeds from that senior credit facility were used to repay all amounts outstanding under the previously existing senior credit facility and loan origination costs. In connection with the financing, we recorded a non-cash charge of approximately $1.8 million related to the write-off of deferred financing costs associated with the existing senior credit facility.

On April 4, 2007, in accordance with the terms of our then-existing credit agreement, we borrowed an additional term loan in an aggregate principal amount of $100.0 million, or the additional term loan, and used the proceeds to finance the Petro Express® acquisition. The additional term loan was subject to the same terms and conditions, including interest rate and maturity date, as was the original $205.0 million term loan under the then-existing credit agreement. The principal amount of the additional term loan was scheduled to be repaid in 19 quarterly installments beginning on June 30, 2007, unless such payments were accelerated or prepaid as provided in the then-existing credit agreement. The terms of the additional term loan were incorporated into the then-existing credit agreement through an amendment.

On May 15, 2007, we entered into a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility representing an initial aggregate amount of $675 million. Our senior credit facility includes: (i) a $225 million six-year revolving credit facility; (ii) a $350 million seven-year term loan facility; and (iii) a $100 million seven-year delayed draw term loan facility available, at our option, until May 15, 2008. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement.

Proceeds from our senior credit facility were used to refinance our senior credit facility in existence at May 15, 2007 and pay related fees and expenses. In connection with the refinancing, we recorded a non-cash

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge of approximately $2.2 million related to the write-off of deferred financing costs associated with our previous senior credit facility. We incurred approximately $2.5 million in costs associated with our current senior credit facility. We deferred these costs and are amortizing them over the life of the facility.

Our borrowings under the term loans bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Thereafter, if our consolidated total leverage ratio (as defined in the credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans will be decreased by 0.25%.

Our borrowings under the revolving credit facility bear interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Thereafter, if our consolidated total leverage ratio (as defined in the credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be decreased by 0.25%. In addition, we may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.

As of September 27, 2007, there were no outstanding borrowings under our revolving credit facility and we had approximately $56.7 million of standby letters of credit issued under the facility. As a result, we had approximately $168.3 million in available borrowing capacity under our revolving credit facility (approximately $63.3 million of which was available for issuance of letters of credit). The LIBOR associated with our senior credit facility resets periodically, and was reset to 5.57% on September 27, 2007.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, the credit agreement governing our senior credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in the credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of September 27, 2007, we were in compliance with these covenants and restrictions.

We also have outstanding $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”). The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of September 27, 2007, our closing stock price was $26.96. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Concurrently with the sale of the convertible notes, we purchased a note hedge from an affiliate of Merrill Lynch, or the counterparty, which is designed to mitigate potential dilution from the conversion of our convertible notes. Under the note hedge, the counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the convertible notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the convertible notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the convertible notes. The note hedge expires at the close of trading on November 15, 2012, which is the maturity date of the convertible notes, although the counterparty will have ongoing obligations with respect to convertible notes properly converted on or prior to that date of which the counterparty has been timely notified.

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

Pursuant to EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.

For income tax reporting purposes, we have elected to integrate the convertible notes and the note hedge transaction. Integration of the note hedge with the convertible notes creates an in-substance original issue debt discount for income tax reporting purposes and therefore the cost of the note hedge will be accounted for as interest expense over the term of the convertible notes for income tax reporting purposes. The associated income tax benefits will be recognized in the period that the deduction is taken for income tax reporting purposes as an increase in additional paid-in capital in shareholders’ equity.

Proceeds from the offering were used to pay down $100.0 million outstanding under our then-existing senior credit facility, pay $43.7 million for the cost of the note hedge, pay approximately $4.7 million in issuance costs, including underwriting fees and for general corporate purposes, including acquisitions. Additionally, we received $25.2 million in proceeds from the issuance of the warrants.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining annual maturities of our long-term debt as of September 27, 2007 are as follows (amounts in thousands):

Fiscal year
2008	$3,541
2009	3,544
2010	3,548
2011	3,552
2012	3,556
Thereafter	732,549

Total principal payments	$750,290

The fair value of our indebtedness approximated $710.5 million at September 27, 2007. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 7—LEASE FINANCE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and lease finance obligations at September 27, 2007 and September 28, 2006 are summarized as follows (amounts in thousands):

	September 27, 2007	September 28, 2006
Land	$212,688	$112,081
Buildings	218,460	140,565
Equipment	5,961	5,530
Accumulated depreciation	(37,017)	(29,728)

Total	$400,092	$228,448

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 27, 2007 (amounts in thousands):

Fiscal year	Lease Finance Obligations	Operating Leases
2008	$46,050	$70,462
2009	45,859	66,734
2010	45,810	62,125
2011	45,814	57,366
2012	45,600	53,457
Later years	425,567	266,395

Total minimum lease payments	$654,700	$576,539

Amount representing interest	(196,743)

Present value of minimum lease payments	457,957
Less—current maturities	(5,348)

Lease finance obligations, net of current maturities	$452,609

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense for operating leases was approximately $74.3 million for fiscal 2007, $65.4 million for fiscal 2006, and $55.6 for fiscal 2005. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. In accordance with GAAP, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2007, 2006 and 2005, we entered into lease finance obligations with unrelated parties with net proceeds of $215.3 million, $42.9 million and $14.1 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. Included in the fiscal 2007 lease finance obligations is $188.4 million associated with twelve acquisitions, of which $158.7 million related to the Petro Express® acquisition, included in the fiscal 2006 lease finance obligations is $16.5 million associated with the Shop-A-Snak Food Mart SM acquisition and included in the fiscal 2005 lease finance obligations is $12.1 million related to the Sentry Food Mart SM acquisition. We retained ownership of all personal property at these locations.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest (expense) income was ($25) thousand, ($7) thousand, and $423 thousand for fiscal 2007, 2006 and 2005, respectively, for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 27, 2007, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $65 thousand and approximately $398 thousand, respectively. At September 28, 2006, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $107 thousand and approximately $1.8 million, respectively. Cash flow hedges at September 27, 2007 represent interest rate swaps with a notional amount of $115.0 million, a weighted-average pay rate of 4.26%, and have various settlement dates, the latest of which is April 2009. Cash flow hedges at September 28, 2006 represent interest rate swaps with a notional amount of $130.0 million, a weighted-average pay rate of 4.24%, and have various settlement dates, the latest of which is April 2009.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2007	2006
Beginning balance	$19,847	$16,822
Liabilities incurred	504	1,470
Liabilities assumed—acquisitions	1,735	1,420
Liabilities settled	(1,197)	(1,507)
Accretion expense	1,306	1,642

Ending balance	$22,195	$19,847

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	2007	2006	2005
Interest on long-term debt, including amortization of deferred financing costs	$45,397	$39,554	$36,246
Interest on lease finance obligations	32,963	22,262	20,330
Interest rate swap settlements	(1,402)	(2,374)	(128)
Fair market value change in non-qualifying derivatives	25	7	(423)
Capitalized interest	(1,413)	—	—
Miscellaneous	59	153	105

Subtotal: Interest expense	75,629	59,602	56,130
Interest income	(3,430)	(4,941)	(1,816)

Subtotal: Interest expense, net	72,199	54,661	54,314
Loss on extinguishment of debt	2,212	1,832	—

Total interest expense, net and loss on extinguishment of debt	$74,411	$56,493	$54,314

The loss on extinguishment of debt of $2.2 million during the third quarter of fiscal 2007 and the loss on extinguishment of debt of $1.8 million during the first quarter of fiscal 2006 represent write-offs of unamortized deferred financing costs associated with separate refinancings of our senior credit facility.

NOTE 11—INCOME TAXES

The components of income tax expense are summarized below (amounts in thousands):

	2007	2006	2005
Current:
Federal	$14,858	$49,712	$27,733
State	2,704	8,682	5,372

Current income tax expense	17,562	58,394	33,105

Deferred:
Federal	(744)	(1,288)	3,894
State	138	48	397

Deferred income tax (benefit) expense	(606)	(1,240)	4,291

Net income tax expense	$16,956	$57,154	$37,396

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 27, 2007 and September 28, 2006, deferred income tax (liabilities) and assets are comprised of the following (amounts in thousands):

	2007	2006
Property and equipment	$(66,119)	$(68,193)
Inventories	(4,093)	(3,580)
Goodwill and other intangibles	(44,881)	(35,315)
Environmental	(420)	(560)
Prepaid expenses	(2,106)	(2,173)
Other	(294)	(872)

Gross deferred income tax liabilities	(117,913)	(110,693)

Accrued insurance	12,220	10,972
Asset retirement obligations	5,820	5,407
Deferred vendor rebates	11,806	11,099
Reserve for closed stores	2,950	3,697
Impairment of long-lived assets	—	741
Lease finance obligations	13,316	9,769
Stock-based compensation expense—Nonqualified options	1,359	613
Other	5,510	3,332

Gross deferred income tax assets	52,981	45,630

Net operating loss carryforwards	724	840
State credits	135	136

Net deferred income tax liability	$(64,073)	$(64,087)

As of September 27, 2007 and September 28, 2006, net current deferred income tax assets totaled $10.6 million and $8.3 million, respectively, and net noncurrent deferred income tax liabilities totaled $74.7 million and $72.4 million, respectively.

The change in net deferred income tax liability also included an increase to goodwill in the amount of $1.2 million which related to the current year stock acquisition.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2007, 2006 and 2005) to actual income tax expense for each of the periods presented are as follows (amounts in thousands):

	2007	2006	2005
Tax expense at Federal statutory rate	$15,291	$51,224	$33,322
State tax expense, net of federal tax expense	1,721	5,674	3,750
Permanent differences	(56)	256	324

Net income tax expense	$16,956	$57,154	$37,396

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 27, 2007, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 27, 2007 have the following expiration dates (amounts in thousands):

Year of Expiration	Carryforwards
2016	$2,057
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321

Total loss carryforward	$14,580

NOTE 12—COMMITMENTS AND CONTINGENCIES

As of September 27, 2007, we were contingently liable for outstanding letters of credit in the amount of approximately $56.7 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson, and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Seconded Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1,000,000 from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs seek class action status and assert claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally allege that they were/are employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further allege that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit seeks permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. We believe that there are substantial factual and legal defenses to the plaintiffs’ allegations. As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Board of Directors has adopted employment agreements for several of our executives, which create certain liabilities in the event of the termination of these executives following a change of control. These agreements have one to three year terms and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

Unamortized Liabilities Associated with Vendor Payments

In accordance with the terms of each service or supply agreement and in accordance with GAAP, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At September 27, 2007, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $1.1 million and $23.6 million, respectively. At September 28, 2006, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $5.0 million and $23.9 million, respectively.

McLane Company, Inc.—we purchase over 50% of our general merchandise from a single wholesaler, McLane. Our arrangement with McLane is governed by a five-year distribution service agreement which expires in April 2010. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we default under the contract or terminate the distribution service agreement prior to April 2010, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. In accordance with the terms of the distribution service agreement and in accordance with GAAP, the original service allowances received and all future service allowances are amortized and recognized as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

Major Oil Companies—we have entered into product brand imaging agreements with numerous oil companies to buy gasoline at market prices. These contracts range in length from three to ten years. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. In accordance with GAAP, these payments are amortized and recognized as a reduction to gasoline cost of goods sold using the specific amortization periods in accordance with the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency, or EPA, to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills and underground storage tank releases).

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 27, 2007, we maintain letters of credit in the aggregate amount of approximately $1.3 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. We believe our facilities in Florida meet or exceed the regulations developed by the State of Florida in 1998. In addition, we believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from zero dollars to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage exceeds federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage for remediation and third-party claims. We believe that this coverage exceeds federal and Georgia financial responsibility regulations.

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

Environmental reserves of $21.3 million and $18.4 million as of September 27, 2007 and September 28, 2006, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 285 and 269 known contaminated sites as of September 27, 2007 and September 28, 2006, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.7 million for remediation, tank removal and litigation. Also, as of September 27, 2007 and September 28, 2006, there were an additional 557 and 534 sites, respectively, that are known to be contaminated sites but are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 27, 2007 and other cost amounts covered by responsible third parties are as follows (amounts in thousands):

Fiscal Year	Expected Payments
2008	$745
2009	745
2010	686
2011	234
2012	51
Thereafter	85

Total undiscounted amounts not covered by a third party	2,546
Other current cost amounts	23,206
Amount representing interest	(4,468)

Environmental reserves	$21,284

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 27, 2007, anticipated reimbursements of $19.7 million are recorded as other noncurrent assets and

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.7 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Gasoline Contractual Contingencies

The Branded Jobber Contract between us and BP dated as of February 1, 2003, as subsequently amended, sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. During fiscal 2007, we exceeded the requirement for the period ending September 30, 2007. The minimum requirement for the one-year period ending September 30, 2008 is approximately 485 million gallons of BP® branded product.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements.

NOTE 13—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least twenty-one years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $1.5 million, $891 thousand and $837 thousand for fiscal 2007, 2006 and 2005, respectively.

NOTE 14—COMMON STOCK

During October 2004, we completed a secondary stock offering in which Freeman Spogli & Co. sold 3,850,000 shares of our common stock at a public offering price of $22.96 per share. In connection with this secondary stock offering, we sold 1,500,000 shares of our common stock under a forward equity sale agreement with Merrill Lynch International, an affiliate of Merrill Lynch & Co., as forward purchaser, under which, at our request, Merrill Lynch International borrowed 1,500,000 shares of our common stock from stock lenders and sold such borrowed shares at a price of $21.8694 per share to certain underwriters pursuant to a purchase agreement. In accordance with EITF 00-19, we accounted for the forward equity sale agreement as equity with an initial fair value of zero. We applied the treasury stock method of accounting to the shares covered by the forward equity sale agreement in determining diluted shares outstanding.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, Freeman Spogli & Co. sold the remaining 2,150,000 shares of our common stock it had registered under an existing shelf registration statement bringing their ownership at the time to approximately 1,700,000 shares, or 8.4% of our outstanding shares. Subsequent to this offering, Freeman Spogli distributed its remaining shares to its limited partners, and as of September 29, 2005, had no remaining ownership in the Company.

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

In November 2005 we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. See Note 6—Long-Term Debt for details.

In August 2007, our Board of Directors approved a program under which we are authorized to repurchase up to $35 million of our common stock in each of fiscal 2007 and fiscal 2008, but not to exceed an aggregate of $50 million. The repurchase program permits repurchases until September 25, 2008 in the open market or through private transactions, in accordance with regulations set forth by the Securities and Exchange Commission. For the quarter ended September 27, 2007, we purchased an aggregate of 692,844 shares of our common stock pursuant to the repurchase program. The total dollar value of the shares purchased was approximately $21.7 million. As of September 27, 2007, the total remaining authorization under the repurchase program was approximately $28.3 million.

NOTE 15—STOCK COMPENSATION PLANS

On January 1, 1998, we adopted the 1998 stock option plan, an incentive and non-qualified stock option plan. The 1998 stock option plan permitted us to grant options to purchase up to 1,275,000 shares of our common stock to officers, key employees, consultants or any of our subsidiaries and certain members of our Board of Directors. On June 3, 1999, we adopted the 1999 stock option plan with provisions similar to the 1998 stock option plan. The 1999 stock option plan permitted us to grant incentive stock options and non-qualified stock options to purchase up to 3,825,000 shares of our common stock to officers, Directors, employees and consultants. Each plan is administered by our Board of Directors or a committee of our Board of Directors. Options under each plan were granted at prices determined by our Board of Directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under each plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

On January 15, 2003, our Board of Directors amended the 1999 stock option plan to increase the number of shares of common stock that may be issued under the plan by 882,505 shares. This number of shares corresponded to the number of shares that remained available at that time for issuance under the 1998 stock option plan, which our Board of Directors terminated (except for the purpose of continuing to govern options outstanding under that plan). As of September 27, 2007, no options remained outstanding under the 1998 stock option plan.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 12, 2007, upon the recommendation of the Compensation and Organization committee of our Board of Directors, our Board of Directors approved The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”), and on March 29, 2007, the Omnibus Plan was approved by our shareholders. The Omnibus Plan permits the award of cash incentives and equity incentive grants covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and nonforfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards. The Omnibus Plan is administered by the Compensation and Organization committee of our Board of Directors.

Prior to September 30, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. We did not recognize stock-based compensation cost in our Consolidated Statements of Operations prior to September 30, 2005, as all options granted under our equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 30, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation costs recognized include compensation costs for all share-based payments granted prior to, but not yet vested as of, September 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to September 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Omnibus Plan, which is shareholder approved, permits the grant of equity awards for up to 3.2 million shares of common stock. We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2005, 2006 and 2007 is presented in the table below:

	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)
Options outstanding, September 30, 2004	936,753	$7.90
Granted	395,000	27.11
Exercised	(544,682)	7.12
Forfeited	—	—

Options outstanding, September 29, 2005	787,071	$18.08
Granted	411,500	40.40
Exercised	(370,801)	11.82
Forfeited	(39,166)	27.40

Options outstanding, September 28, 2006	788,604	$32.21
Granted	333,000	49.77
Exercised	(199,553)	25.60
Forfeited	(46,333)	35.88

Options outstanding, September 27, 2007	875,718	$40.20	5.3	$605
Options exercisable, September 27, 2007	197,385	$30.85	4.4	$585

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have excluded 671,502 outstanding options and 90,502 vested options from our intrinsic value calculations, which have an exercise price greater than our closing stock price on September 27, 2007 of $26.96. We expect that approximately 650,000 of the remaining unvested options will vest according to the terms of the grants.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 27, 2007, remaining compensation expense to be recognized on these options through September 2010 is approximately $5.0 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2007, 2006 and 2005 as follows:

	Year Ended
	September 27, 2007	September 28, 2006	September 29, 2005
Weighted-average grant fair value	$13.90	$11.74	$9.50
Weighted-average expected lives (years)	2.55	2.00	2.00
Risk-free interest rate	4.8%	4.5%	3.0%
Expected volatility	37.1%	47.0%	60.0%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2007, 2006 and 2005 was approximately $4.6 million, $4.8 million, and $3.8 million, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was approximately $4.5 million, $15.9 million, and $14.1 million, respectively. Cash received from options exercised totaled approximately $5.1 million, $4.4 million, and $3.9 million, during fiscal 2007, 2006 and 2005 respectively. The total fair value of options that vested during fiscal 2007, 2006 and 2005 was approximately $3.2 million, $1.8 million and $700 thousand, respectively.

We recorded $3.7 million and $2.8 million in stock compensation expense and related tax benefits of $2.2 million and $1.1 million in fiscal 2007 and fiscal 2006, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans for fiscal 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option pricing model and amortized to expense over the options’ requisite service period.

September 29, 2005
Net income (amounts in thousands, except per share data):
As reported	$57,810
Deduct—Total stock-based compensation expense determined under fair value method for all awards, net of income tax	(992)

Pro forma	$56,818

Basic earnings per share:
As reported	$2.74
Pro forma	$2.69
Diluted earnings per share:
As reported	$2.64
Pro forma	$2.59

The following table summarizes information about stock options outstanding at September 27, 2007:

Date Granted	Exercise Prices	Number Outstanding September 27, 2007	Remaining Contractual Life	Number of Options Exercisable
11/26/01	$5.12	1,334	1 years	1,334
3/25/03	4.50	5,000	2 years	5,000
7/23/03	8.09	3,334	3 years	3,334
10/22/03	14.80	24,691	3 years	24,691
3/31/04	19.95	10,000	4 years	10,000
11/19/04	26.77	159,857	4 years	62,524
12/15/04	27.89	6,667	4 years	3,334
3/29/05	30.48	15,000	5 years	10,000
10/26/05	35.76	231,835	5 years	45,502
01/24/06	58.31	10,000	5 years	3,333
03/01/06	58.79	10,000	5 years	3,333
03/30/06	62.03	30,000	6 years	10,000
07/05/06	56.61	20,000	6 years	6,667
08/02/06	45.74	25,000	6 years	8,333
11/06/06	52.04	20,000	6 years	—
11/09/06	50.99	223,000	6 years	—
05/09/07	45.05	50,000	7 years	—
07/02/07	46.62	30,000	7 years	—

	Total	875,718		197,385

As of September 27, 2007 we have approximately 2.4 million shares available for stock option grants.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—EARNINGS PER SHARE

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2007	2006	2005
Net income	$26,732	$89,198	$57,810

Earnings per share—basic:
Weighted-average shares outstanding	22,776	22,559	21,100

Earnings per share—basic	$1.17	$3.95	$2.74

Earnings per share—diluted:
Weighted-average shares outstanding	22,776	22,559	21,100
Dilutive impact of options and convertible notes outstanding	135	428	830

Weighted-average shares and potential dilutive shares outstanding	22,911	22,987	21,930

Earnings per share—diluted	$1.17	$3.88	$2.64

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 418 thousand for fiscal 2007 and 95 thousand for fiscal 2006. There were no options to purchase shares of common stock that were not included in the computation of diluted earnings per share for fiscal 2005.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of September 27, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment, management determined that, at September 27, 2007, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of September 27, 2007, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Pantry, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 27, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 27, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 27, 2007 of the Company and our report dated November 26, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Charlotte, North Carolina

November 26, 2007

Item 9B.    Other Information.

On November 20, 2007, we entered into amended and restated employment agreements with each of (i) Melissa H. Anderson, our Senior Vice President, Human Resources, (ii) Keith S. Bell, our Senior Vice President, Fuels, (iii) Steven J. Ferreira, our Senior Vice President, Administration, (iv) Frank G. Paci, our Sr. Vice President, Finance, and Chief Financial Officer and (v) David M. Zaborski, our Senior Vice President, Operations.

The amendments to the agreements include (i) technical changes to the definition of “Good Reason” and changes to the manner and timing of the severance arrangements with our executive officers, in order to ensure that the payments under the agreements are either exempt from, or constitute permissible payments under, newly enacted regulations under Section 409A of the Internal Revenue Code of 1986, as amended; (ii) changes to the stated annual salary of each executive officer to reflect his or her current salary (except for Mr. Paci, whose salary has not changed since he entered into his original employment agreement on June 12, 2007); (iii) a requirement that we provide continuing health coverage for 12 months to any executive officer who is terminated without Cause prior to a Change in Control (both as defined in the relevant agreement); (iv) a revision to the definition of “Change in Control” such that a “Change in Control” will be deemed to occur if during any period of 24 consecutive months a majority of the board of directors is replaced by directors who are not elected or recommended for election by our board of directors; and (v) a requirement that we pay any executive officer his or her target annual bonus if he or she is terminated in certain circumstances following a Change in Control.

The foregoing description of the revisions contained in the amended and restated agreements does not purport to be complete and is qualified in its entirety by reference to the amended and restated agreements, copies of which are filed hereto as Exhibits 10.40 (Ms. Anderson), 10.42 (Mr. Bell), 10.44 (Mr. Ferreira), 10.46 (Mr. Paci), 10.48 (Mr. Zaborski), respectively, and are incorporated into this Item 9B by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” on page 10 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008. Information concerning the audit committee of our board of directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 29, 2007.

Item 11.    Executive Compensation.

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation—Compensation Committee Interlocks and Insider Participation” and “Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Transactions with Affiliates” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008.

Item 14.    Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 27, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 27, 2007:

(i)	Consolidated Financial Statements—See index on page 55 of this Annual Report on Form 10-K for the year ended September 27, 2007.

(ii)	Financial Statement Schedule—See index on page 55 of this Annual Report on Form 10-K for the year ended September 27, 2007.

(iii)	Exhibits:

Exhibit No.	Description of Document
2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*
3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.4 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.1	Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.2	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.3	Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
4.4	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo Bank, National Association, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.2	Second Amended and Restated Pledge Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

Exhibit No.	Description of Document
10.3	Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.4	First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)
10.5	Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.6	Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.7	Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.8	Purchase Agreement dated November 16, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.9	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.10	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.11	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.12	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

Exhibit No.	Description of Document
10.13	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.14	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.15	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.16	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.17	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.18	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.19	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.20	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.21	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.22	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003))
10.23	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)
10.24	Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006)**
10.25	The Pantry, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

Exhibit No.	Description of Document
10.26	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of August 2, 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006)**
10.27	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007**
10.28	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**
10.29	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.30	Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**
10.31	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**
10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.33	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))**
10.34	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999)**
10.35	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)**
10.36	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002)**
10.37	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)**
10.38	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)**
10.39	Employment Agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)**
10.40	Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry**
10.41	Employment Agreement dated July 21, 2006 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.47 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)**
10.42	Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry**
10.43	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.44	Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry**

Exhibit No.	Description of Document
10.45	Employment Agreement dated June 12, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007)**
10.46	Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry**
10.47	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.48	Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry**
10.49	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.50	Amended and Restated Employment Agreement dated April 13, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007)**
10.51	Amendment to Amended and Restated Employment Agreement dated October 8, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007)**
10.52	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)
10.53	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)
10.54	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.55	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.56	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)
10.57	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)

Exhibit No.	Description of Document
10.58	Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)
10.59	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.60	Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)
10.61	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.62	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)
10.63	Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)
10.64	Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)
10.65	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.66	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

Exhibit No.	Description of Document
10.67	Third Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)
10.68	Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 30, 2007
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Pantry agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request; provided, however, that The Pantry may request confidential treatment of omitted items.

**	Represents a management contract or compensatory plan or arrangement

(b)	See (a)(iii) above.

(c)	See (a)(ii) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ PETER J. SODINI
Peter J. Sodini
President and Chief Executive Officer

Date: November 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SODINI Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2007

/s/ FRANK G. PACI Frank G. Paci	Sr. Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	November 26, 2007

/s/ BERRY L. EPLEY Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	November 26, 2007

/s/ ROBERT F. BERNSTOCK Robert F. Bernstock	Director	November 26, 2007

/s/ PAUL L. BRUNSWICK Paul L. Brunswick	Director	November 26, 2007

/s/ WILFRED A. FINNEGAN Wilfred A. Finnegan	Director	November 26, 2007

/s/ EDWIN J. HOLMAN Edwin J. Holman	Director	November 26, 2007

/s/ TERRY L. MCELROY Terry L. McElroy	Director	November 26, 2007

/s/ MARK D. MILES Mark D. Miles	Director	November 26, 2007

/s/ BRYAN E. MONKHOUSE Bryan E. Monkhouse	Director	November 26, 2007

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	November 26, 2007

/s/ MARIA DEL CARMEN RICHTER Maria Del Carmen Richter	Director	November 26, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at end of period
Year ended September 27, 2007
Allowance for doubtful accounts	$262	$—	$(152)	$110
Reserve for environmental issues	18,358	4,158	(1,232)	21,284
Reserve for closed stores	7,089	1,035	(1,919)	6,205

	$25,709	$5,193	$(3,303)	$27,599

Year ended September 28, 2006
Allowance for doubtful accounts	$546	$—	$(284)	$262
Reserve for environmental issues	16,320	3,097	(1,059)	18,358
Reserve for closed stores	7,946	498	(1,355)	7,089

	$24,812	$3,595	$(2,698)	$25,709

Year ended September 29, 2005
Allowance for doubtful accounts	$417	$219	$(90)	$546
Reserve for environmental issues	14,051	3,259	(990)	16,320
Reserve for closed stores	3,029	5,558	(641)	7,946

	$17,497	$9,036	$(1,721)	$24,812

Exhibit Index

Exhibit No.	Description of Document
2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*
3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated Bylaws of The Pantry (incorporated by reference to Exhibit 3.4 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
4.1	Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.2	Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
4.3	Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
4.4	Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.1	Second Amended and Restated Credit Agreement dated December 29, 2005 among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, Regions Bank and Wells Fargo Bank, National Association, as co-syndication agents and lenders, Harris N.A. and Rabobank International as co-documentation agents and lenders, and the other financial institutions signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.2	Second Amended and Restated Pledge Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.3	Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)
10.4	First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

Exhibit No.	Description of Document
10.5	Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.6	Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.7	Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)
10.8	Purchase Agreement dated November 16, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.9	Registration Rights Agreement dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R.&H. Maxxon, Inc., subsidiaries of The Pantry, as Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as the initial purchasers, relating to the 3% Senior Subordinated Convertible Notes due 2012 (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.10	Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.11	Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.12	Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.13	Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)
10.14	Registration Rights Agreement dated February 13, 2004 by and among The Pantry, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.8 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))
10.15	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.18 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))

Exhibit No.	Description of Document
10.16	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases And Fixture Filing (South Carolina) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.19 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.17	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated October 23, 1997 by and from The Pantry to David R. Cannon, as Trustee, and First Union, as Agent (incorporated by reference to Exhibit 10.20 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.18	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases (Kentucky) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.21 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.19	Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated October 23, 1997 by and from The Pantry to First Union, as Agent (incorporated by reference to Exhibit 10.22 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.20	Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated October 23, 1997 by and from Lil’ Champ Food Stores, Inc. (“Lil’ Champ”) to First Union, as Agent (incorporated by reference to Exhibit 10.23 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.21	Form of Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated October 23, 1997 by and from Lil’ Champ to First Union, as Agent (incorporated by reference to Exhibit 10.24 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))
10.22	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003))
10.23	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)
10.24	Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006)**
10.25	The Pantry, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**
10.26	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of August 2, 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006)**
10.27	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007**
10.28	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**
10.29	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.30	Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**
10.31	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

Exhibit No.	Description of Document
10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.33	Employment Agreement dated October 1, 1997 between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.11 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-42811))**
10.34	Amendment No. 1 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.34 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 1999)**
10.35	Amendment No. 2 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.19 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)**
10.36	Amendment No. 3 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2002)**
10.37	Amendment No. 4 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.45 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)**
10.38	Amendment No. 5 to Employment Agreement by and between The Pantry and Peter J. Sodini (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)**
10.39	Employment Agreement dated October 11, 2006 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)**
10.40	Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry**
10.41	Employment Agreement dated July 21, 2006 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.47 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)**
10.42	Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry**
10.43	Employment Agreement dated May 1, 2003 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.44	Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry**
10.45	Employment Agreement dated June 12, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007)**
10.46	Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry**
10.47	Employment Agreement dated May 6, 2003 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.48	Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry**
10.49	Employment Agreement dated May 2, 2003 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2003)**
10.50	Amended and Restated Employment Agreement dated April 13, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007)**

Exhibit No.	Description of Document
10.51	Amendment to Amended and Restated Employment Agreement dated October 8, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007)**
10.52	Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)
10.53	Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)
10.54	Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)
10.55	Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.56	Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)
10.57	Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)
10.58	Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)
10.59	Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.60	Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

Exhibit No.	Description of Document
10.61	First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)
10.62	Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)
10.63	Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)
10.64	Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)
10.65	Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)
10.66	Second Amendment to the Branded Jobber Contract between The Pantry and BP Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)
10.67	Third Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)
10.68	Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP Products North America Inc. dated July 30, 2007
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

Exhibit No.	Description of Document
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

*	Pursuant to Regulation S-K, Item 601(b)(2), the Exhibits and Schedules have not been filed. The Pantry agrees to furnish supplementally a copy of any omitted Exhibit or Schedule to the Securities and Exchange Commission upon request; provided, however, that The Pantry may request confidential treatment of omitted items.

**	Represents a management contract or compensatory plan or arrangement

(b)	See (a)(iii) above.

(c)	See (a)(ii) above.