Form 10-Q
period 2007-12-27
PANTRY INC
filed 2008-02-05
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2007

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

Large accelerated filer ☒                                 Accelerated filer ☐                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,209,615 SHARES
(Class)	(Outstanding at February 1, 2008)

THE PANTRY, INC.

FORM 10-Q

DECEMBER 27, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	December 27, 2007	September 27, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$57,530	$71,503
Receivables (net of allowance for doubtful accounts of $110 at December 27, 2007 and September 27, 2007)	80,868	84,445
Inventories	154,204	169,647
Prepaid expenses and other current assets	14,777	14,662
Deferred income taxes	10,882	10,594

Total current assets	318,261	350,851

Property and equipment, net	1,034,540	1,025,226

Other assets:
Goodwill	585,040	584,336
Other intangible assets	34,116	34,802
Other noncurrent assets	34,348	34,224

Total other assets	653,504	653,362

Total assets	$2,006,305	$2,029,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,541	$3,541
Current maturities of lease finance obligations	5,538	5,348
Accounts payable	170,964	192,228
Accrued compensation and related taxes	16,303	15,739
Other accrued taxes	19,171	26,416
Self-insurance reserves	33,722	32,873
Other accrued liabilities	38,004	40,812

Total current liabilities	287,243	316,957

Other liabilities:
Long-term debt	745,864	746,749
Lease finance obligations	451,697	452,609
Deferred income taxes	74,193	74,667
Deferred vendor rebates	25,608	23,937
Other noncurrent liabilities	64,947	60,692

Total other liabilities	1,362,309	1,358,654

Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,196,949 and 22,193,949 issued and outstanding at December 27, 2007 and September 27, 2007, respectively	222	222
Additional paid-in capital	165,432	163,926
Accumulated other comprehensive (loss) income, net of deferred income taxes of $614 at December 27, 2007 and $(195) at September 27, 2007	(972)	302
Retained earnings	192,071	189,378

Total shareholders’ equity	356,753	353,828

Total liabilities and shareholders’ equity	$2,006,305	$2,029,439

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 27, 2007	December 28, 2006
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$395,380	$349,239
Gasoline	1,582,921	1,031,901

Total revenues	1,978,301	1,381,140

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	249,017	217,923
Gasoline cost of goods sold (exclusive of items shown separately below)	1,526,764	991,682
Store operating	126,138	114,768
General and administrative	22,974	21,585
Depreciation and amortization	26,642	20,856

Total costs and operating expenses	1,951,535	1,366,814

Income from operations	26,766	14,326

Other income (expense):
Interest expense, net	(21,607)	(14,129)
Miscellaneous	190	167

Total other expense	(21,417)	(13,962)

Income before income taxes	5,349	364
Income tax expense	(2,100)	(239)

Net income	$3,249	$125

Earnings per share:
Basic	$0.15	$0.01
Diluted	$0.15	$0.01

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 27, 2007	December 28, 2006
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,249	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,642	20,856
Provision (benefit) for deferred income taxes	47	(234)
Stock compensation expense	877	883
Other	1,640	1,669
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	2,965	4,613
Inventories	15,740	10,699
Prepaid expenses and other current assets	629	4,019
Other noncurrent assets	(79)	(139)
Accounts payable	(21,264)	(11,178)
Other current liabilities and accrued expenses	(6,159)	(14,886)
Other noncurrent liabilities	2,083	(1,440)

Net cash provided by operating activities	26,370	14,987

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(36,457)	(19,375)
Proceeds from sales of property and equipment	548	3,250
Acquisitions of businesses, net of cash acquired	(2,893)	(21,768)

Net cash used in investing activities	(38,802)	(37,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(885)	(522)
Repayments of lease finance obligations	(1,322)	(883)
Proceeds from lease finance obligations	600	14,675
Proceeds from exercise of stock options	79	—
Excess income tax benefits from stock-based compensation arrangements	22	—
Other financing costs	(35)	—

Net cash (used in) provided by financing activities	(1,541)	13,270

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,973)	(9,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,503	120,394

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,530	$110,758

Cash paid during the period:
Interest	$17,766	$11,321

Income taxes	$2,355	$4,032

Non-cash transactions:
Accrued purchases of property and equipment	$5,210	$7,303

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries). All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts at December 27, 2007 and for the three months ended December 27, 2007 and December 28, 2006 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 27, 2007 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2007.

Our results of operations for the three months ended December 27, 2007 and December 28, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2008” refer to our current fiscal year, which ends on September 25, 2008, and references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2008 and fiscal 2007 both included 52 weeks.

Reclassifications

Certain selling, general and administrative expenses previously classified as operating, general and administrative expenses on our consolidated statements of operations have been reclassified as store operating expenses. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

The Pantry

As of December 27, 2007, we operated 1,644 convenience stores located in Florida (459), North Carolina (386), South Carolina (282), Georgia (135), Tennessee (104), Alabama (83), Mississippi (81), Virginia (50), Kentucky (30), Louisiana (25), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 27, 2007, we operated 223 quick service restaurants within 210 of our locations and 258 of our stores included car wash facilities. Self-service gasoline is sold at 1,624 locations, 1,104 of which sell gasoline under major oil company brand names including BP® , Chevron® , CITGO® , Texaco® or ExxonMobil® .

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $231.7 million and $201.5 million for the three months ended December 27, 2007 and December 28, 2006, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 27, 2007 and December 28, 2006, we have increased inventory by capitalizing variances of approximately $1.9 million and $2.6 million, respectively. At the end of any fiscal year, the entire variance, if any, is absorbed into cost of goods sold.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We are currently evaluating SFAS No. 141(R) to determine the impact, if any, on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first quarter of fiscal 2008, we purchased three stores in one transaction for approximately $2.9 million. These stores were acquired on October 25, 2007, and the acquisition was funded using available cash on hand.

Following are the aggregate purchase price allocations for the three stores acquired during the first quarter of fiscal 2008. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our financial statements. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$297
Property and equipment	3,815

Total assets	4,112

Liabilities Assumed:
Other accrued liabilities	1,917
Other noncurrent liabilities	15

Total liabilities	1,932

Net tangible assets acquired, net of cash	2,180
Non-compete agreements	10
Goodwill	670

Total consideration paid, including direct acquisition costs, net of cash acquired	$2,860

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We expect that goodwill associated with these transactions totaling $670 thousand will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 27, 2007	December 28, 2006
Total revenues	$1,979,497	$1,385,182
Net income	3,291	268
Earnings per share:
Basic	$0.15	$0.01
Diluted	$0.15	$0.01

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

The following table reflects goodwill and other intangible asset balances as of September 27, 2007 and the activity thereafter through December 27, 2007 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	22.5
Gross balance at September 27, 2007	$584,336	$24,050	$2,850	$1,928	$12,463
Purchase accounting adjustments (1)	34	—	—	—	—
Acquisitions	670	—	—	—	10

Gross balance at December 27, 2007	$585,040	$24,050	$2,850	$1,928	$12,473

Accumulated amortization at September 27, 2007			$(2,302)	$(488)	$(3,699)
Amortization			(238)	(67)	(391)

Accumulated amortization at December 27, 2007			$(2,540)	$(555)	$(4,090)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of December 27, 2007 is as follows (amounts in thousands):

Fiscal Year Ended September:
2008	$1,655
2009	1,591
2010	918
2011	431
2012	360
Thereafter	5,111

Total estimated amortization expense	$10,066

In accordance with our policy, we will conduct our annual impairment testing of goodwill in the second quarter of fiscal 2008 and will conduct our annual impairment testing of other intangible assets in the fourth quarter of fiscal 2008. In addition, goodwill and indefinite lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized in the periods presented for fiscal 2008 or fiscal 2007.

NOTE 4—COMMITMENTS AND CONTINGENCIES

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The court has not yet ruled on the motions. In the event the motions are denied, in whole or in part, the defendants expect to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs seek class action status and assert claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally allege that they were/are employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further allege that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit seeks permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. We believe that there are substantial factual and legal defenses to the plaintiffs’ allegations. As the case is at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Our Board of Directors has adopted employment agreements for several of our executives, which create certain liabilities in the event of the termination of these executives following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

Unamortized Liabilities Associated with Vendor Payments

Based on the terms of each service or supply agreement, service and supply allowances are amortized over the life of each agreement in accordance with the specific terms. At December 27, 2007, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $1.6 million and $25.6 million, respectively. At September 27, 2007, other accrued liabilities and deferred vendor rebates include the unamortized liabilities associated with these payments of $1.1 million and $23.9 million, respectively.

McLane Company, Inc.—we purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a five-year distribution service agreement which expires in April 2010. We receive annual service allowances based on the number of stores operating on each contract anniversary date. If we default under the contract or terminate the distribution service agreement prior to April 2010, we must reimburse McLane the unearned, unamortized portion of the service allowance payments received to date. Based on the terms of the distribution service agreement, the original service allowances received and all future service allowances are amortized and recognized as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

Major Oil Companies—we have entered into product brand imaging agreements with numerous oil companies to buy gasoline at market prices. These contracts range in length from three to ten years. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to gasoline cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws and regulations. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1976, as amended, requires the U.S. Environmental Protection Agency to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills and underground storage tank releases).

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 27, 2007, we maintain letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $21.7 million and $21.3 million as of December 27, 2007 and September 27, 2007, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 281 and 285 known contaminated sites as of December 27, 2007 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.2 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.5 million for remediation, tank removal and litigation. Also, as of December 27, 2007 and September 27, 2007, there were an additional 538 and 557 sites, respectively, that are known to be contaminated sites but are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.25% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 27, 2007, anticipated reimbursements of $20.3 million are recorded as other noncurrent assets and $3.0 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gasoline Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement. We exceeded the requirement for the period ending September 30, 2007. The minimum requirement for the period ending September 30, 2008 is approximately 485 million gallons of BP® branded product. For the quarter ended December 27, 2007, approximately 143 million gallons of BP® branded gasoline were purchased.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements.

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 27, 2007	September 27, 2007
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	349,125	350,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	280	290

Total long-term debt	749,405	750,290
Less: Current maturities	(3,541)	(3,541)

Long-term debt, net of current maturities	$745,864	$746,749

On May 15, 2007, we entered into a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility representing an initial aggregate amount of $675.0 million. Our senior credit facility includes: (i) a $225.0 million six-year revolving credit facility, (ii) a $350.0 million seven-year term loan facility and (iii) a $100.0 million seven-year delayed draw term loan facility available, at our option, until May 15, 2008. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our borrowings under the term loans bore interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Going forward, if our consolidated total leverage ratio (as defined in the credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans will be decreased by 0.25%.

Our borrowings under the revolving credit facility bore interest through the fiscal quarter ending December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Going forward, if our consolidated total leverage ratio (as defined in the credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be decreased by 0.25%. In addition, we may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.

As of December 27, 2007, there were no outstanding borrowings under our revolving credit facility and we had approximately $57.0 million of standby letters of credit issued under the facility. As a result, we had approximately $168.0 million in available borrowing capacity under our revolving credit facility (approximately $63.0 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 4.83% on November 30, 2007.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, the credit agreement governing our senior credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in the credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of December 27, 2007, we were in compliance with these covenants and restrictions.

We also have outstanding $150.0 million of senior subordinated convertible notes due 2012 (“convertible notes”). The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of December 27, 2007, our closing stock price was $26.40. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

The remaining annual maturities of our long-term debt as of December 27, 2007 are as follows (amounts in thousands):

Fiscal Year Ended September:
2008	$2,656
2009	3,544
2010	3,548
2011	3,552
2012	3,555
Thereafter	732,550

Total principal payments	$749,405

The fair value of our indebtedness approximated $684.0 million at December 27, 2007. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings. Interest (expense) income was $(38) thousand and $5 thousand for the first quarter of fiscal 2008 and fiscal 2007, respectively, for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At December 27, 2007, prepaid expenses and other current assets included derivative assets of approximately $28 thousand and other noncurrent liabilities included derivative liabilities of $1.7 million. At September 27, 2007, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $65 thousand and approximately $398 thousand, respectively. Cash flow hedges at

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

December 27, 2007 represent interest rate swaps with a notional amount of $215.0 million, a weighted-average pay rate of 4.48% and have various settlement dates, the latest of which is October 2009.

NOTE 7—STOCK COMPENSATION PLANS

Effective September 30, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $877 thousand, of which $43 thousand related to restricted stock, and $883 thousand in stock-based compensation expense in general and administrative expenses during the first quarter of fiscal 2008 and fiscal 2007, respectively.

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

During the first quarter of fiscal 2008, we granted 352 thousand options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $2.7 million, which will be amortized to expense over the options’ requisite service periods. During the first quarter of fiscal 2008 we granted 37 thousand shares of restricted stock with an aggregate fair value of $1.0 million which will be amortized over the requisite service period.

During the first quarter of fiscal 2008, options to purchase 3,000 shares were exercised resulting in approximately $79 thousand in proceeds.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 27, 2007	December 28, 2006
Net income	$3,249	$125
Other comprehensive income:
Net unrealized losses on qualifying cash flow hedges (net of deferred income taxes of $809 and $29 respectively)	(1,274)	(47)

Comprehensive income	$1,975	$78

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of unrealized losses on qualifying cash flow hedges, net of income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 27, 2007	December 28, 2006
Unrealized losses on qualifying cash flow hedges	$(1,516)	$(283)
Less: Reclassification adjustment recorded in interest expense	242	236

Net unrealized losses on qualifying cash flow hedges	$(1,274)	$(47)

NOTE 9—INTEREST EXPENSE, NET

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended
	December 27, 2007	December 28, 2006
Interest on long-term debt, including amortization of deferred financing costs	$12,524	$10,054
Interest on lease finance obligations	10,154	6,139
Interest rate swap settlements	(399)	(386)
Fair market value change in non-qualifying derivatives	38	(5)
Capitalized interest	(522)	(333)
Miscellaneous	195	17

Subtotal: Interest expense	21,990	15,486
Interest income	(383)	(1,357)

Total interest expense, net	$21,607	$14,129

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—EARNINGS PER SHARE AND COMMON STOCK

We compute earnings per share data in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, restricted stock, stock options and convertible notes using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 27, 2007	December 28, 2006
Net income	$3,249	$125

Earnings per share—basic:
Weighted-average shares outstanding	22,195	22,687

Earnings per share—basic	$0.15	$0.01

Earnings per share—diluted:
Weighted-average shares outstanding	22,195	22,687
Dilutive impact of options and restricted stock	44	318

Weighted-average shares and potential dilutive shares outstanding	22,239	23,005

Earnings per share—diluted	$0.15	$0.01

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 991 thousand and 348 thousand for the three months ended December 27, 2007 and December 28, 2006, respectively. The aggregate number of shares of common stock, approximately 3.0 million, that we may issue upon exercise of warrants was excluded from the three months ended December 27, 2007 and December 28, 2006 computations as their inclusion would have been antidilutive.

NOTE 11—ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On September 28, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $556 thousand net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction in beginning retained earnings.

We had $590 thousand in unrecognized tax benefits at the September 28, 2007 adoption date. All of these unrecognized benefits represent costs the ultimate deductibility of which is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility will not impact the effective tax rate. We expect the entire amount of unrecognized tax benefits with respect to this position to be effectively settled within the next 12 months.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We elected on adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. We had $958 thousand of accrued interest and no penalties related to uncertain tax positions at September 28, 2007.

There were no material changes in the amounts of unrecognized tax benefits or related interest and penalties during the quarter ended December 27, 2007.

There are no significant income tax examinations in progress. Federal income tax returns for fiscal years 1999 through 2007 and state income tax returns for fiscal years 1994 through 2007 remain open for examination by the taxing authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2007. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us,” and “our” mean The Pantry, Inc. and its subsidiaries.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 5, 2008. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,644 stores in 11 states as of December 27, 2007. Our stores operate under a number of select banners, with 1,438 of our stores operating under Kangaroo Express, our primary operating banner. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;

•	sophisticated management of our gasoline business;

•	upgrading our stores;

•	leveraging our geographic economies of scale;

•	benefiting from the favorable demographics of our markets;

•	selectively pursuing acquisitions; and

•	developing new stores.

Our net income during the first quarter of fiscal 2008 was $3.2 million, or $0.15 per share on a fully diluted basis, compared with $125 thousand, or $0.01 per share on a fully diluted basis during the first quarter of fiscal 2007, primarily due to an improvement in retail gasoline margins. While we continue to experience a volatile and challenging gasoline market, we were able to achieve double digit gains in gasoline gallons sold while improving our per gallon margin by nearly two cents from the first quarter of fiscal 2007. During the first quarter of fiscal 2008 we were faced with wholesale costs and retail prices that were considerably higher than the first quarter of fiscal 2007. Gasoline costs for the quarter were on average over 70 cents per gallon higher than the first quarter of fiscal 2007 as crude prices rose to nearly $100 per barrel fueled by geopolitical issues and declining oil inventories. We believe the sustained period of high retail gas prices, coupled with the overall softening in consumer spending, impacted our comparable gasoline gallons sold which declined 2.8 percent.

During the first quarter of fiscal 2008 we began to roll out ethanol blended product to some of our stores. We believe it remains to be seen how much of a longer term benefit we will realize from this program.

From a merchandise perspective we saw double digit revenue growth when compared with the first quarter of fiscal 2007 and continued strength in our merchandise margins. Overall comparable store merchandise sales increased 0.8% and we achieved positive quarter-to-quarter comparable store merchandise sales in 9 of our 11 states. However, during the latter part of the quarter we experienced a softening in comparable sales gains which we believe was primarily due to consistently higher retail gas prices and weaker economic conditions.

Our expense control was solid during the quarter as we saw the expected benefit of our restructuring and positive results from our increased focus on controlling variable operating expenses. We anticipate that the expected benefits from the restructuring will continue through the remainder of fiscal 2008.

In fiscal 2007, we were able to maintain our financial flexibility by negotiating a beneficial new credit agreement giving us the ability to grow organically or through acquisition. During the first quarter of fiscal 2008 we acquired three stores in the Charleston, South Carolina market that fit our “tuck in” acquisition strategy and we opened four new larger format stores. Strategically located, we believe these larger format stores can generate nearly twice the revenue of our current average store and provide immediate higher returns. While we remain active in reviewing acquisition opportunities we continue to believe that the volume of acquired stores in fiscal 2008 will be below the 152 stores acquired in fiscal 2007.

Market and Industry Trends

During the first quarter of fiscal 2008, we again experienced a volatile rising retail and wholesale gasoline cost environment. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. Since 1997, our gasoline margin per gallon has remained relatively stable and averaged approximately 12.9 cents per gallon on an annual basis.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for the three months ended December 27, 2007 and December 28, 2006 (amounts in thousands except per gallon data and store count):

	Three Months Ended
	December 27, 2007	December 28, 2006
Selected financial data:
Merchandise gross profit [1]	$146,363	$131,316
Merchandise margin	37.0%	37.6%
Retail gasoline data:
Gallons	526,183	460,475
Margin per gallon	$0.1056	$0.0866
Retail price per gallon	$2.92	$2.21
Wholesale gasoline data:
Gallons	18,095	6,023
Margin per gallon	$0.0337	$0.0548
Total gasoline gross profit [1]	$56,157	$40,219
Comparable store data:
Merchandise sales %	0.8%	1.9%
Gasoline gallons %	-2.8%	2.0%
Number of stores:
End of period	1,644	1,506
Weighted-average store count	1,643	1,497

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended December 27, 2007 Compared to the Three Months Ended December 28, 2006

Merchandise Revenue and Gross Profit.    Merchandise revenue for the first quarter of fiscal 2008 was $395.4 million compared to $349.2 million during the first quarter of fiscal 2007, an increase of $46.2 million, or 13.2%. The increase is primarily attributable to $43.3 million in revenue from fiscal 2007 acquisitions and a 0.8%, or $2.6 million, increase in comparable store merchandise revenue compared to the first quarter of fiscal 2007. Merchandise gross profit was $146.4 million for the first quarter of fiscal 2008 compared to $131.3 million for the first quarter of fiscal 2007, an increase of $15.1 million, or 11.5%. This increase is primarily attributable to the increased merchandise revenue, partially offset by the 60 basis point decrease in merchandise margin to 37.0% for the first quarter of fiscal 2008 compared to 37.6% for the first quarter of fiscal 2007. The decline in merchandise gross margin was primarily due to lower cigarette margins and a slightly lower mix of services and food service revenue, which generally provide higher margins.

Gasoline Revenue, Gallons and Gross Profit.    Total gasoline revenue for the first quarter of fiscal 2008 was $1.6 billion compared to $1.0 billion during the first quarter of fiscal 2007, an increase of $551.0 million, or 53.4%. The increase in gasoline revenue is primarily attributable to $222.1 million in revenue from fiscal 2007 acquisitions and the 31.9% increase in the average retail price per gallon to $2.92. These increases were partially offset by a decrease in comparable store gallons of 12.8 million, or 2.8%. Gasoline gross profit was $56.1 million for the first quarter of fiscal 2008 compared to $40.2 million for the first quarter of fiscal 2007, an increase of $15.9 million, or 39.6%. The increase is primarily attributable to the increased gallon volume and an increase in retail gross profit per gallon to 10.6 cents for the first quarter of fiscal 2008 from 8.7 cents in the first quarter of fiscal 2007. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.6 cents per gallon and 3.8 cents per gallon for the three months ended December 27, 2007 and December 28, 2006, respectively.

In the first quarter of fiscal 2008, gasoline gallons sold were 544.3 million compared to 466.5 million during the first quarter of fiscal 2007, an increase of 77.8 million gallons, or 16.7%. The increase is primarily attributable to 75.7 million gasoline gallons from fiscal 2007 acquisitions partially offset by the comparable store gasoline gallon decrease discussed above.

Store Operating and General and Administrative.    Store operating and general and administrative expenses for the first quarter of fiscal 2008 totaled $149.1 million compared to $136.4 million for the first quarter of fiscal 2007, an increase of $12.8 million, or 9.4%. This increase is primarily due to increased store count from acquisitions.

Depreciation and Amortization.    Depreciation and amortization expenses were $26.6 million for the first quarter of fiscal 2008 compared to $20.9 million for the first quarter of fiscal 2007, an increase of $5.8 million, or 27.7%. This increase is primarily attributable to fiscal 2007 acquisitions and increased capital expenditures since September 28, 2006. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened 13 new stores since the beginning of fiscal 2007.

Income from Operations.    Income from operations totaled $26.8 million for the first quarter of fiscal 2008 compared to $14.3 million for the first quarter of fiscal 2007, an increase of $12.4 million, or 86.8%. The increase is primarily attributable to revenue from stores acquired since September 28, 2006 and the increase in gasoline gross profit per gallon discussed above.

EBITDA and Adjusted EBITDA.    We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the first quarter of fiscal 2008 totaled $53.6 million compared to EBITDA of $35.3 million for the first quarter of fiscal 2007, an increase of $18.3 million, or 51.6%. Adjusted EBITDA for the first quarter of fiscal 2008 totaled $42.3 million compared to $28.5 million for the first quarter of fiscal 2007, an increase of $13.8 million, or 48.4%. These increases are primarily attributable to the variances discussed above.

EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity under GAAP and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA and Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA and Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

In accordance with GAAP, certain of our leases, including all of our sale-leaseback arrangements, are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding under our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that do not account for their leases as lease finance obligations.

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation and amortization or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, each as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 27, 2007	December 28, 2006
Adjusted EBITDA	$42,326	$28,512
Payments made for lease finance obligations	11,272	6,837

EBITDA	53,598	35,349
Interest expense, net	(21,607)	(14,129)
Depreciation and amortization	(26,642)	(20,856)
Provision for income taxes	(2,100)	(239)

Net income	$3,249	$125

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	December 27, 2007	December 28, 2006
Adjusted EBITDA	$42,326	$28,512
Payments made for lease finance obligations	11,272	6,837

EBITDA	53,598	35,349
Interest expense, net	(21,607)	(14,129)
Provision for income taxes	(2,100)	(239)
Non-cash stock based compensation	877	883
Changes in operating assets and liabilities	(6,085)	(8,312)
Other	1,687	1,435

Net cash provided by operating activities	$26,370	$14,987

Net cash used in investing activities	$(38,802)	$(37,893)

Net cash (used in) provided by financing activities	$(1,541)	$13,270

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first quarter of fiscal 2008 was $21.6 million compared to $14.1 million for the first quarter of fiscal 2007. The increase is primarily due to increased lease finance obligations, increased borrowings under our senior credit facility and a general increase in short-term interest rates.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Cash provided by operating activities increased to $26.4 million for the first quarter of fiscal 2008 compared to $15.0 million for the first quarter of fiscal 2007. The increase in cash flow from operations is primarily attributable to an increase in net income and a decrease in overall inventories, offset by an increase in accrued expenses. We had $57.5 million of cash and cash equivalents on hand at December 27, 2007.

Capital Expenditures.    Capital expenditures (excluding all acquisitions and accrued purchases) for the first quarter of fiscal 2008 were $36.5 million. In the first quarter of fiscal 2008, we had proceeds of $548 thousand from asset dispositions and $600 thousand from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first quarter of fiscal 2008 were $34.2 million. The increase in capital expenditures is primarily due to new store development and technology spending associated with upgrading, consolidating and replacing our point-of-sale systems. We anticipate that net capital expenditures for fiscal 2008 will be approximately $130.0 million.

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

Acquisitions.    During the first quarter of fiscal 2008, we purchased three stores in one transaction for approximately $2.9 million.

Cash Flows from Financing Activities.    For the first quarter of fiscal 2008, net cash used in financing activities was $1.5 million. At December 27, 2007, our debt consisted primarily of $350.0 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $150.0 million of outstanding 3.0% convertible notes. We also have outstanding $457.2 million of lease finance obligations.

Senior Credit Facility.    We have outstanding a Third Amended and Restated Credit Agreement which defines the terms of our senior credit facility, which includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million term loan facility and (iii) a $100.0 million delayed draw term loan. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing certain of our existing indebtedness and issuing commercial and standby letters of credit.

As of December 27, 2007, we had no borrowings outstanding under the revolving credit facility and approximately $57.0 million of standby letters of credit had been issued. As of December 27, 2007, we have approximately $168.0 million in available borrowing capacity under the revolving credit facility (approximately $63.0 million of which was available for issuances of letters of credit).

Senior Subordinated Notes.    We have outstanding $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Senior Subordinated Convertible Notes.    We have outstanding $150.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability in the following quarter. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Shareholders’ Equity.    As of December 27, 2007, our shareholders’ equity totaled $356.7 million. The $2.9 million increase from September 27, 2007 is primarily attributable to net income in the first quarter of fiscal 2008 of $3.2 million and a $1.5 million increase in additional paid-in capital, offset by $1.2 million in net unrealized losses on cash flow hedges and a one time FIN 48 charge of $556 thousand. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of December 27, 2007, we had approximately $168.0 million in available borrowing capacity under our revolving credit facility, approximately $63.0 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, on our financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. We are currently evaluating SFAS No. 141(R) to determine the impact, if any, on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.    We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 27, 2007, including applicable interest rates, are discussed above, in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at December 27, 2007. Fair values have been determined based on quoted market prices as of December 27, 2007.

Expected Maturity Date

as of December 27, 2007

(Dollars in thousands)

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total	Fair Value
Long-term debt	$2,656	$3,544	$3,548	$3,552	$3,555	$732,550	$749,405	$683,966
Weighted-average interest rate	6.30%	6.29%	6.25%	6.25%	6.25%	6.94%	6.41%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 27, 2007, the interest rate on approximately 82.0% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 68.7% at September 27, 2007. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 27, 2007 would be to change interest expense by approximately $1.3 million.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	December 27, 2007	September 27, 2007
Notional principal amount	$215,000	$115,000
Weighted-average fixed pay rate	4.48%	4.26%
Weighted-average variable receive rate	5.25%	5.38%
Weighted-average years to maturity	1.46	1.42

As of December 27, 2007, the fair value of our swap agreements represented a net liability of $1.7 million.

Qualitative Disclosures.    Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rules 13a-15 and 15d- 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); and one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The court has not yet ruled on the motions. In the event the motions are denied, in whole or in part, the defendants expect to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs seek class action status and assert claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally allege that they were/are employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further allege that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit seeks permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. We believe that there are substantial factual and legal defenses to the plaintiffs’ allegations. As the case is at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

You should carefully consider the risks described below and under “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our results of operations or financial condition in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 32% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Unfavorable weather conditions or other trends or developments in the southeastern United States could adversely affect our business.

Substantially all of our stores are located in the southeastern United States. Although the southeast region is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes, thunderstorms, extended periods of rain, ice storms and heavy snow, all of which we have historically experienced. Inclement weather conditions as well as severe storms in the southeast region could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our stores. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We could also be impacted by regional occurrences in the southeastern United States such as energy shortages or increases in energy prices, fires or other natural disasters.

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

•	We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.

•	We may fail to successfully integrate or manage acquired convenience stores.

•	Acquired convenience stores may not perform as we expect, or we may not be able to obtain the cost savings and financial improvements we anticipate.

•	We face the risk that our existing financial controls, information systems, management resources and human resources will need to grow to support future growth.

Our indebtedness could negatively impact our financial health.

As of December 27, 2007, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of December 27, 2007, the availability under our revolving credit facility for borrowing was approximately $168.0 million (approximately $63.0 million of which was available for issuance of letters of credit).

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

In addition, the credit agreement governing our senior credit facility, and the indenture governing our senior subordinated notes, each contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes, or convertible notes, does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur up to $100.0 million of additional indebtedness under our delayed draw term loan facility and other additional indebtedness (assuming certain financial conditions are met at the time) beyond the $225.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

The credit agreement governing our senior credit facility and the indenture governing our senior subordinated notes require us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our credit agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum total adjusted leverage ratio and a minimum interest coverage ratio, as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement.

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

We are subject to state and federal environmental laws and other regulations. Failure to comply with these laws and regulations may result in penalties or costs that could have a material adverse effect on our business.

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

Under various federal, state and local laws, ordinances and regulations, we may, as the owner or operator of our locations, be liable for the costs of removal or remediation of contamination at these or our former locations, whether or not we knew of, or were responsible for, the presence of such contamination. The failure to properly remediate such contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent such property or to borrow money using such property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at sites where they are located, whether or not the site is owned or operated by such person. Although we do not typically arrange for the treatment or disposal of hazardous substances, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be liable for removal or remediation costs, as well as other related costs, including governmental fines, and injuries to persons, property and natural resources.

Compliance with existing and future environmental laws and regulations regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs. The remediation costs and other costs required to clean up or treat contaminated sites could be substantial. We pay tank registration fees and other taxes to state trust funds established in our operating areas and maintain private insurance coverage in Florida and Georgia in support of future remediation obligations.

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

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs regardless of results, and may divert time and money away from our operations and hurt our performance.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, NASDAQ and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. These laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance, which could result in continuing uncertainty regarding compliance matters. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations or the trading price of our stock.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of February 1, 2008, there were 22,209,615 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may be expected to fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements, and other factors discussed in this Item 1A and throughout “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

Provisions in our certificate of incorporation, our bylaws and Delaware law may have the effect of preventing or hindering a change of control and adversely affecting the market price of our common stock.

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

We may, in the future, adopt other measures that may have the effect of delaying, deferring or preventing an unsolicited takeover, even if such a change of control were at a premium price or favored by a majority of unaffiliated stockholders. Such measures may be adopted without vote or action by our stockholders.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	The Pantry, Inc. (“The Pantry”) 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.2	Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.3	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.4	Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.5	Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.6	Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.7	Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.8	Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.9	Amendment to Amended and Restated Employment Agreement dated October 8, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/S/ FRANK G. PACI
Frank G. Paci
Sr. Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date: February 5, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	The Pantry, Inc. (“The Pantry”) 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.2	Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.3	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.4	Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.5	Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.6	Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.7	Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.8	Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.9	Amendment to Amended and Restated Employment Agreement dated October 8, 2007 by and between Daniel J. Kelly and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2007)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.]