Form 10-Q
period 2008-02-19
PANTRY INC
filed 2008-05-06
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒            No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,209,615 SHARES
(Class)	(Outstanding at May 2, 2008)

THE PANTRY, INC.

FORM 10-Q

March 27, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 27, 2008	September 27, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,915	$71,503
Receivables (net of allowance for doubtful accounts of $212 at March 27, 2008 and $110 at September 27, 2007)	90,769	84,445
Inventories	164,310	169,647
Prepaid expenses and other current assets	19,979	14,662
Deferred income taxes	13,682	10,594
Total current assets	337,655	350,851
Property and equipment, net	1,002,284	1,025,226
Other assets:
Goodwill	628,724	584,336
Other intangible assets	33,540	34,802
Other noncurrent assets	33,015	34,224
Total other assets	695,279	653,362
Total assets	$2,035,218	$2,029,439
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,542	$3,541
Current maturities of lease finance obligations	5,800	5,348
Accounts payable	185,847	192,228
Accrued compensation and related taxes	16,019	15,739
Other accrued taxes	17,159	26,416
Self-insurance reserves	36,585	32,873
Other accrued liabilities	34,472	40,812
Total current liabilities	299,424	316,957
Other liabilities:
Long-term debt	764,978	746,749
Lease finance obligations	457,148	452,609
Deferred income taxes	70,508	74,667
Deferred vendor rebates	24,901	23,937
Other noncurrent liabilities	67,551	60,692
Total other liabilities	1,385,086	1,358,654
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,209,615 and 22,193,949 issued and outstanding at March 27, 2008 and September 27, 2007, respectively	222	222
Additional paid-in capital	167,153	163,926
Accumulated other comprehensive (loss) income, net of deferred income taxes of $2,323 at March 27, 2008 and $(195) at September 27, 2007	(3,659)	302
Retained earnings	186,992	189,378
Total shareholders’ equity	350,708	353,828
Total liabilities and shareholders’ equity	$2,035,218	$2,029,439

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise	$380,276	$360,854	$775,656	$710,093
Gasoline	1,656,703	1,095,224	3,239,624	2,127,125
Total revenues	2,036,979	1,456,078	4,015,280	2,837,218
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	237,778	224,649	486,795	442,572
Gasoline cost of goods sold (exclusive of items shown separately below)	1,609,764	1,040,437	3,136,528	2,032,119
Store operating	126,838	119,075	252,976	233,843
General and administrative	22,793	21,092	45,767	42,677
Depreciation and amortization	26,769	22,227	53,411	43,083
Total costs and operating expenses	2,023,942	1,427,480	3,975,477	2,794,294
Income from operations	13,037	28,598	39,803	42,924
Other income (expense):
Interest expense, net	(21,873)	(14,946)	(43,480)	(29,075)
Miscellaneous	272	173	462	340
Total other expense	(21,601)	(14,773)	(43,018)	(28,735)
(Loss) income before income taxes	(8,564)	13,825	(3,215)	14,189
Income tax benefit (expense)	3,485	(5,465)	1,385	(5,704)
Net (loss) income	$(5,079)	$8,360	$(1,830)	$8,485
(Loss) earnings per share:
Basic	$(0.23)	$0.37	$(0.08)	$0.37
Diluted	$(0.23)	$0.36	$(0.08)	$0.37

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 27, 2008	March 29, 2007
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,830)	$8,485
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,411	43,083
(Benefit) provision for deferred income taxes	(4,729)	53
Stock compensation expense	1,737	1,826
Other	4,296	2,975
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(5,833)	(6,204)
Inventories	7,107	(6,647)
Prepaid expenses and other current assets	(4,603)	6,388
Other noncurrent assets	(333)	(306)
Accounts payable	(6,380)	14,016
Other current liabilities and accrued expenses	(10,305)	(13,468)
Other noncurrent liabilities	(1,306)	(3,634)
Net cash provided by operating activities	31,232	46,567
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(64,345)	(51,525)
Proceeds from sales of property and equipment	743	3,617
Insurance recoveries	—	4,698
Acquisitions of businesses, net of cash acquired	(13,953)	(91,313)
Net cash used in investing activities	(77,555)	(134,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(1,770)	(1,044)
Repayments of lease finance obligations	(2,223)	(1,799)
Borrowings under revolving credit facility	20,000	—
Proceeds from lease finance obligations	7,558	28,950
Proceeds from exercise of stock options	417	5,099
Excess income tax benefits from stock-based compensation arrangements	7	1,405
Other financing costs	(254)	—
Net cash provided by financing activities	23,735	32,611
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,588)	(55,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,503	120,394
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,915	$65,049
Cash paid during the period:
Interest	$43,363	$30,435
Income taxes	$4,265	$5,057
Non-cash transactions:
Accrued purchases of property and equipment	$8,310	$11,355
Capital expenditures financed through capital leases	$—	$1,682

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries). All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of March 27, 2008 and for the three and six months ended March 27, 2008 and March 29, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 27, 2007 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2007.

Our results of operations for the three and six months ended March 27, 2008 and March 29, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2008” refer to our current fiscal year, which ends on September 25, 2008, and references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2008 is a 52 week year. Fiscal 2007 was also a 52 week year.

Reclassifications

Certain selling, general and administrative expenses previously classified as operating, general and administrative expenses on our consolidated statements of operations have been reclassified as store operating expenses. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

The Pantry

As of March 27, 2008, we operated 1,659 convenience stores located in Florida (457), North Carolina (387), South Carolina (281), Georgia (135), Tennessee (104), Mississippi (97), Alabama (83), Virginia (50), Kentucky (30), Louisiana (26), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 27, 2008, we operated 234 quick service restaurants within 222 of our locations and 273 of our stores included car wash facilities. Self-service gasoline is sold at 1,640 locations, 1,125 of which sell gasoline under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ® and ExxonMobil ®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $224.2 million and $455.9 million for the three and six months ended March 27, 2008 and $204.9 million and $404.1 million for the three and six months ended March 29, 2007, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 27, 2008 and March 29, 2007, we have increased inventory by capitalizing variances of approximately $15.3 million and $10.4 million, respectively. At the end of any fiscal year, the entire variance, if any, is absorbed during the year into cost of goods sold.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161, to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”), deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-a will apply to our senior subordinated convertible notes due 2012 (“convertible notes”). We are currently reviewing the provisions of FSP APB 14-a as adoption of this FSP could have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, it will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, it will have on our financial statements.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141,Business Combinations, and SFAS No. 142,Goodwill and Other Intangible Assets. SFAS No. 141 clarifies the criteria for recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states that goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life will continue to be amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

The following table reflects goodwill and other intangible asset balances as of September 27, 2007 and the activity thereafter through March 27, 2008 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	22.3
Gross balance at September 27, 2007	$584,336	$24,050	$2,850	$1,928	$12,463
Purchase accounting adjustments(1)	36,485	—	—	—	—
Acquisitions	7,903	—	—	—	130
Gross balance at March 27, 2008	$628,724	$24,050	$2,850	$1,928	$12,593
Accumulated amortization at September 27, 2007			$(2,302)	$(488)	$(3,699)
Amortization			(475)	(134)	(783)
Accumulated amortization at March 27, 2008			$(2,777)	$(622)	$(4,482)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions.

Although our accounting for the Petro Express® business combination is not finalized at the end of the second quarter of fiscal 2008, we have made certain adjustments relating to the valuation of real property. We will retrospectively adjust the amounts recognized to reflect new information about facts and circumstances that existed as of the acquisition date. Management does not expect any further adjustments to be material.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual lives of our non-compete agreements range from 3 – 35 years. The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of March 27, 2008 is as follows (amounts in thousands):

Fiscal Year Ending September:
2008	$975
2009	1,625
2010	953
2011	466
2012	360
Thereafter	5,111
Total estimated amortization expense	$9,490

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2008. We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. No impairment charges related to goodwill or other intangible assets were recognized during the first six months of fiscal 2008 or fiscal 2007. Subsequent to March 27, 2008, based principally upon a decline in our market capitalization to less than our book value, we determined that there was sufficient indication to require additional impairment evaluation during the third quarter of fiscal 2008, in accordance with SFAS No. 142. As of May 6, 2008 we have not completed this additional evaluation and have therefore not determined whether any portion of our recorded goodwill balance was impaired.

NOTE 3—COMMITMENTS AND CONTINGENCIES

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months, and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The court denied the motions by Order dated February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs sought collective action status and asserted claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally alleged that they were employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further alleged that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit sought permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also sought damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. On February 8, 2008, we entered into a settlement agreement with the named plaintiffs for an immaterial amount, and the district court entered an Order of Dismissal on February 13, 2008.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition, results of operations and cash flows could be adversely affected.

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

Unamortized Liabilities Associated with Vendor Payments

Based on the terms of each service or supply agreement, service and supply allowances are amortized over the life of each agreement in accordance with the agreement’s specific terms. At March 27, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $776 thousand and $24.9 million, respectively. At September 27, 2007, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.1 million and $23.9 million, respectively.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 27, 2008, we maintain letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $20.1 million and $21.3 million as of March 27, 2008 and September 27, 2007, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 264 and 285 known contaminated sites as of March 27, 2008 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.1 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.0 million for remediation, tank removal and litigation. Also, as of March 27, 2008 and September 27, 2007, there were an additional 527 and 557 sites, respectively, that are known to be contaminated sites but are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.75% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 27, 2008, anticipated reimbursements of $19.2 million are recorded as other noncurrent assets and $2.7 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement. We exceeded the requirement for the period ended September 30, 2007. The minimum requirement for the period ending September 30, 2008 is approximately 485 million gallons of BP® branded product. For the six months ended March 27, 2008, we purchased approximately 283 million gallons of BP ® branded gasoline.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 27, 2008	September 27, 2007
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	348,250	350,000
Revolving credit facility; interest payable monthly at LIBOR plus 1.75%; principal due May 15, 2013	20,000	—
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	270	290
Total long-term debt	768,520	750,290
Less: Current maturities	(3,542)	(3,541)
Long-term debt, net of current maturities	$764,978	$746,749

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

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in the credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans will be decreased by 0.25%.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in the credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility will be decreased by 0.25%. In addition, we may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.

As of March 27, 2008, we have outstanding $20.0 million under our revolving credit facility and we had approximately $80.4 million of standby letters of credit issued under the facility. As a result, we had approximately $124.6 million in available borrowing capacity under our revolving credit facility (approximately $39.6 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 3.13% on February 29, 2008.

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our delayed draw term loan facility available through May 15, 2008. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand beginning on September 25, 2008, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our $30.0 million delayed

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

draw term loan were used to pay off the $20.0 million outstanding under our revolving credit facility and to provide working capital and for general corporate purposes. The proceeds from our $70.0 million delayed draw term loan are available to provide working capital and for general corporate purposes.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of March 27, 2008, we were in compliance with these covenants and restrictions.

We also have outstanding $150.0 million of convertible notes. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of March 27, 2008, our closing stock price was $21.84. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

The remaining annual maturities of our long-term debt as of March 27, 2008 are as follows (amounts in thousands):

Fiscal Year Ending September:
2008	$1,771
2009	3,544
2010	3,548
2011	3,552
2012	3,555
Thereafter	752,550
Total principal payments	$768,520

The fair value of our indebtedness approximated $649.3 million at March 27, 2008. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

        We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings. Interest income (expense) was $72 thousand and $(5) thousand for the three months ended March 27, 2008 and March 29, 2007, respectively, and $34 thousand and $0 for the six months ended March 27, 2008 and March 29, 2007, respectively, related to adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At March 27, 2008, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $1 thousand and $6 million, respectively. At September 27, 2007, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $65 thousand and approximately $398 thousand, respectively. Cash flow hedges at March 27, 2008 represent interest rate swaps with a notional amount of $255.0 million, a weighted-average pay rate of 4.28% and have various settlement dates, the latest of which is February 2011.

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons to hedge against the volatility of gasoline cost, and the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we use derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we do not use derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for hedge accounting purposes. Since this program was established, refining margin futures have decreased due to an unusual change in the relative pricing of crude oil futures and gasoline futures leading to losses on our initial positions. These market conditions generated an after tax loss of approximately $5.0 million during the second fiscal quarter of 2008. The mark-to-market gains or losses of these cash flow hedges used to hedge future purchases are immediately recognized in gasoline cost of goods sold. On May 5, 2008 we settled all of these outstanding hedging positions and the estimated impact is an additional after-tax loss of approximately $900 thousand in the third quarter of fiscal 2008.

NOTE 6—STOCK COMPENSATION PLANS

Effective September 30, 2005, we adopted SFAS No. 123 (revised 2004),Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25,Accounting for Stock Issued to Employees. We recognized $860 thousand (of which $85 thousand related to restricted stock) and $943 thousand in stock-based compensation expense in general and administrative expenses during the three months ended March 27, 2008 and March 29, 2007, respectively. We recognized $1.7 million (of which $128 thousand related to restricted stock) and $1.8 million in stock-based compensation expense in general and administrative expenses during the six months ended March 27, 2008 and March 29, 2007, respectively.

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

During the first six months of fiscal 2008, we granted 401 thousand options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $2.7 million, which will be amortized to expense over the options’ requisite service periods. During the first six months of fiscal 2008 we granted 37 thousand shares of restricted stock with an aggregate fair value of $1.0 million, which will be amortized over the requisite service period.

During the first six months of fiscal 2008, options to purchase 16 thousand shares were exercised resulting in approximately $417 thousand in proceeds.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
Net (loss) income	$(5,079)	$8,360	$(1,830)	$8,485
Other comprehensive income:
Net unrealized losses on qualifying cash flow hedges (net of deferred income tax benefits of $1,709, $204, $2,518 and $234, respectively)	(2,687)	(320)	(3,961)	(367)
Comprehensive (loss) income	$(7,766)	$8,040	$(5,791)	$8,118

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
Unrealized losses on qualifying cash flow hedges	$(2,700)	$(545)	$(4,216)	$(828)
Less: Reclassification adjustment recorded as interest expense	13	225	255	461
Net unrealized losses on qualifying cash flow hedges	$(2,687)	$(320)	$(3,961)	$(367)

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
Interest on long-term debt, including amortization of deferred financing costs	$11,744	$10,022	$24,268	$20,076
Interest on lease finance obligations	10,863	6,475	21,017	12,614
Interest rate swap agreements	(21)	(369)	(420)	(755)
Capitalized interest	(417)	(296)	(939)	(629)
Miscellaneous	(45)	17	188	29
Subtotal: Interest expense	$22,124	$15,849	$44,114	$31,335
Interest income	(251)	(903)	(634)	(2,260)
Total interest expense, net	$21,873	$14,946	$43,480	$29,075

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—EARNINGS PER SHARE AND COMMON STOCK

We compute earnings per share data in accordance with the requirements of SFAS No. 128,Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, restricted stock, stock options and convertible notes using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
Net (loss) income	$(5,079)	$8,360	$(1,830)	$8,485
(Loss) earnings per share—basic:
Weighted-average shares outstanding	22,205	22,800	22,200	22,744
(Loss) earnings per share—basic	$(0.23)	$0.37	$(0.08)	$0.37
(Loss) earnings per share—diluted:
Weighed-average shares outstanding	22,205	22,800	22,200	22,744
Dilutive impact of options	-	156	-	190
Weighted-average shares and potential dilutive shares outstanding	22,205	22,956	22,200	22,934
(Loss) earnings per share—diluted	$(0.23)	$0.36	$(0.08)	$0.37

There were 1.2 million and 348 thousand options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three months ended March 27, 2008 and March 29, 2007, respectively, and there were 1.2 million and 348 thousand such options for the six months ended March 27, 2008 and March 29, 2007, respectively. The aggregate number of shares of common stock, approximately 3.0 million, that we may issue upon exercise of warrants was excluded from the three months and six months ended March 27, 2008 and March 29, 2007 computations as their inclusion would have been antidilutive.

NOTE 10—ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On September 28, 2007, we adopted FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,Accounting for Income Taxes. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $556 thousand net increase to the reserves for uncertain tax positions. This increase was accounted for as a cumulative effect adjustment and recognized as a reduction to beginning retained earnings.

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

There were no material changes in the amounts of unrecognized tax benefits or related interest and penalties during the quarter ended March 27, 2008.

There are no significant income tax examinations in progress. Federal income tax returns for fiscal years 1999 through 2007 and certain state income tax returns for fiscal years 1994 through 2007 remain open for examination by the taxing authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2007. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries.

Safe Harbor Discussion

This report, including, without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;
•	Changes in economic conditions generally and in the markets we serve;
•	Unfavorable weather conditions or other trends or developments in the southeastern United States;
•	Political conditions in crude oil producing regions and global demand;
•	Volatility in crude oil and wholesale petroleum costs;
•	Hedging transactions with respect to crude oil and gasoline;
•	Wholesale cost increases of, and tax increases on, tobacco products;
•	Consumer behavior, travel and tourism trends;
•	Changes in state and federal environmental and other laws and regulations;
•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;
•	Financial leverage and debt covenants;
•	Changes in the credit ratings assigned to our debt securities, credit facilities and trade credit;
•	Integration and other risks related to acquisitions of new stores;
•	Dependence on senior management;
•	Litigation risks, including with respect to food quality, health and other related issues;
•	Inability to maintain an effective system of internal control over financial reporting;
•	Acts of war and terrorism; and
•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 6, 2008. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,659 stores in 11 states as of March 27, 2008. Our stores operate under a number of select banners, with 1,442 of our stores operating under Kangaroo Express, our primary operating banner. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;
•	sophisticated management of our gasoline business;
•	upgrading our stores;
•	leveraging our geographic economies of scale;
•	benefiting from the favorable demographics of our markets;
•	selectively pursuing acquisitions; and
•	developing new stores.

The second quarter is typically our lowest margin quarter of the year and in fiscal 2008 an uncertain economy coupled with rising crude prices contributed to a challenging quarter. Our net loss during the second quarter of fiscal 2008 was $5.1 million, or $(0.23) per share on a fully diluted basis, compared to net income of $8.4 million, or $0.36 per share on a fully diluted basis during the second quarter of fiscal 2007, primarily due to weaker than expected gasoline margins and continued market softness in most southeastern states leading to negative year-over-year comparable store merchandise sales and gasoline gallons sold. Wholesale gasoline costs and retail gasoline prices in the second quarter of fiscal 2008 were considerably higher than the second quarter of fiscal 2007, which impacted comparable gasoline gallons, credit card fees and margins. Gasoline retail prices for the quarter were over 80 cents per gallon higher compared to the prior year quarter. Fueled in part by the weak U.S. dollar, crude prices rose to $111 per barrel in March, which caused increased commodity investing with oil being one of the primary areas of speculation. In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons, or 3% of our annual gasoline volume, to partially offset the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs from April through August. However, due to the volatility of the oil market and an unusual change in the relative pricing of crude oil futures and gasoline futures, we experienced an after-tax loss of approximately $5.0 million on these positions in the second quarter of fiscal 2008. On May 5, 2008, we closed out all of our remaining hedging positions on derivative instruments related to gasoline price volatility, and we expect to recognize additional after-tax hedging losses of approximately $900 thousand during the third quarter. At this time, we have no plans to engage in any further gasoline hedging activities.

While our gasoline operations were adversely affected by rising costs, we were able to partially offset the impact of the unfavorable market conditions by aggressively moving to capture benefits from ethanol blending. Ethanol blending reduced our gasoline costs by approximately $0.01 during the second quarter of fiscal 2008.

We grew merchandise revenue by 5.4% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Our merchandise margins improved sequentially to 37.5% in our second quarter fiscal of 2008 from 37.0% in the first quarter. Our comparable store merchandise sales declined 34% due to a softening economy and higher fuel prices.

We successfully managed both our store operating expenses and general and administrative expenses by focusing on controlling costs both in and out of our stores. Expense control was solid during the quarter as we continued to see the benefit of our restructuring program in the second quarter of fiscal 2008 and positive results from our increased focus on controlling variable operating expenses. We anticipate that the expected benefits from the restructuring will continue through the remainder of fiscal 2008.

During the second quarter of fiscal 2008, we acquired 16 stores in the northern Mississippi market that fit our “tuck in” acquisition strategy and we opened six new larger format stores. At this time, we do not expect to make any additional material acquisitions for the remainder of calendar year 2008.

Market and Industry Trends

During the second quarter of fiscal 2008, crude oil prices moved up from $97 to a peak of $111, driving wholesale gasoline costs up. The rising retail cost of gasoline and a softening U.S. economy has led to weakened demand for gasoline. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for the three and six months ended March 27, 2008 and March 29, 2007 (amounts in thousands except per gallon data and store count):

	Three Months Ended		Six Months Ended
	March 27, 2008	March 29, 2007	March 27, 2008	March 29, 2007
Selected financial data:
Merchandise gross profit [1]	$142,498	$136,205	$288,861	$267,521
Merchandise margin	37.5%	37.7%	37.2%	37.7%
Retail gasoline data:
Gallons	517,421	472,820	1,043,604	933,295
Margin per gallon	$0.0899	$0.1152	$0.0978	$0.1011
Retail price per gallon	$3.10	$2.29	$3.01	$2.25
Wholesale gasoline data:
Gallons	18,155	6,048	36,250	12,071
Margin per gallon	$0.0245	$0.0554	$0.0291	$0.0551
Total gasoline gross profit [1]	$46,939	$54,787	$103,096	$95,006

Comparable store data:
Merchandise sales (decrease) increase (%)	(3.4%)	2.7%	(1.3%)	2.3%
Merchandise sales (decrease) increase (in thousands)	$(11,965)	$8,313	$(9,233)	$14,069
Gasoline gallons (decrease) increase (%)	(3.4%)	0.8%	(3.1%)	1.4%
Gasoline gallons (decrease) increase (in thousands)	(15,718)	3,203	(28,160)	11,569
Number of stores:
End of period	1,659	1,559	1,659	1,559
Weighted-average store count	1,644	1,540	1,644	1,519

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended March 27, 2008 Compared to the Three Months Ended March 29, 2007

Merchandise Revenue and Gross Profit. Merchandise revenue for the second quarter of fiscal 2008 was $380.3 million compared to $360.9 million during the second quarter of fiscal 2007, an increase of $19.4 million, or 5.4%. The increase is primarily attributable to $29.4 million in revenue from fiscal 2007 and 2008 acquisitions partially offset by a 3.4%, or $12.0 million, decline in comparable store merchandise revenue. Merchandise gross profit was $142.5 million for the second quarter of fiscal 2008 compared to $136.2 million for the second quarter of fiscal 2007, an increase of $6.3 million, or 4.6%. This increase is primarily attributable to the increased merchandise revenue, partially offset by the 20 basis point decrease in merchandise margin to 37.5% for the second quarter of fiscal 2008 compared to 37.7% for the second quarter of fiscal 2007. The decline in merchandise gross margin was primarily due to lower cigarette margins as a result of increased promotional activity.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the second quarter of fiscal 2008 was $1.7 billion compared to $1.1 billion during the second quarter of fiscal 2007, an increase of $561.5 million, or 51.3%. The increase in gasoline revenue is primarily attributable to $186.8 million in revenue from fiscal 2007 and 2008 acquisitions and the 35.4% increase in the average retail price per gallon to $3.10. These increases were partially offset by a decrease in comparable store gallons of 15.7 million, or 3.4%. Gasoline gross profit was $46.9 million for the second quarter of fiscal 2008 compared to $54.8 million for the second quarter of fiscal 2007, a decrease of $7.9 million, or 14.3%. The decrease is primarily attributable to a decrease in retail gross profit per gallon to 9.0 cents for the second quarter of fiscal 2008 from 11.5 cents in the second quarter of fiscal 2007. The decline in retail gross profit per gallon is primarily due to steadily rising wholesale fuel costs during the second quarter of fiscal 2008, increased credit card fees due to the higher average retail per gallon and the $8.5 million mark-to-market loss on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately 1.6 cents per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 5.5 cents per gallon and 4.1 cents per gallon for the three months ended March 27, 2008 and March 29, 2007, respectively.

In the second quarter of fiscal 2008, gasoline gallons sold were 535.6 million compared to 478.9 million during the second quarter of fiscal 2007, an increase of 56.7 million gallons, or 11.8%. The increase is primarily attributable to 55.7 million gasoline gallons from fiscal 2007 and 2008 acquisitions partially offset by the comparable store gasoline gallon decrease discussed above.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the second quarter of fiscal 2008 totaled $149.6 million compared to $140.2 million for the second quarter of fiscal 2007, an increase of $9.5 million, or 6.8%. This increase is primarily due to increased store count from acquisitions. Average per store operating expenses for the second quarter of fiscal 2008 were down 0.2% from the second quarter of fiscal 2007 despite an increase in average per store utility costs of approximately 7%.

Depreciation and Amortization. Depreciation and amortization expenses were $26.8 million for the second quarter of fiscal 2008 compared to $22.2 million for the second quarter of fiscal 2007, an increase of $4.5 million, or 20.4%. This increase is primarily attributable to acquisitions and increased capital expenditures since December 28, 2006. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened 16 new stores since the beginning of fiscal 2007.

Income from Operations. Income from operations totaled $13.0 million for the second quarter of fiscal 2008 compared to $28.6 million for the second quarter of fiscal 2007, a decrease of $15.6 million, or 54.4%. The decrease is primarily attributable to the decrease in gasoline gross profit per gallon discussed above partially offset by operating income from stores acquired since December 28, 2006.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the second quarter of fiscal 2008 totaled $40.1 million compared to EBITDA of $51.0 million for the second quarter of fiscal 2007, a decrease of $10.9 million, or 21.4%. Adjusted EBITDA for the second quarter of fiscal 2008 totaled $28.6 million compared to $43.8 million for the second quarter of fiscal 2007, a decrease of $15.2 million, or 34.7%. These decreases are primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income (amounts in thousands):

	Three Months Ended
	March 27, 2008	March 29, 2007
Adjusted EBITDA	$28,579	$43,797
Payments made for lease finance obligations	11,499	7,201
EBITDA	40,078	50,998
Interest expense, net	(21,873)	(14,946)
Depreciation and amortization	(26,769)	(22,227)
Income tax benefit (expense)	3,485	(5,465)
Net (loss) income	$(5,079)	$8,360

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	March 27, 2008	March 29, 2007
Adjusted EBITDA	$28,579	$43,797
Payments made for lease finance obligations	11,499	7,201
EBITDA	40,078	50,998
Interest expense, net	(21,873)	(14,946)
Income tax benefit (expense)	3,485	(5,465)
Non-cash stock based compensation	860	943
Changes in operating assets and liabilities	(15,568)	(138)
Other	(2,120)	188
Net cash provided by operating activities	$4,862	$31,580
Net cash used in investing activities	$(38,753)	$(96,630)
Net cash provided by financing activities	$25,276	$19,341

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the second quarter of fiscal 2008 was $21.9 million compared to $14.9 million for the second quarter of fiscal 2007. The increase is primarily due to increased lease finance obligations and increased borrowings under our senior credit facility.

Six Months Ended March 27, 2008 Compared to the Six Months Ended March 29, 2007

Merchandise Revenue and Gross Profit. Merchandise revenue for the first six months of fiscal 2008 was $775.7 million compared to $710.1 million for the first six months of fiscal 2007, an increase of $65.6 million, or 9.2%. The increase is primarily attributable to $72.8 million in revenue from fiscal 2007 and 2008 acquisitions, offset by a 1.3%, or $9.2 million, decrease in comparable store merchandise revenue compared to the first six months of fiscal 2007. Merchandise gross profit was $288.9 million for the first six months of fiscal 2008 compared to $267.5 million for the first six months of fiscal 2007, an increase of $21.4 million, or 8.0%. This increase is primarily attributable to the increased merchandise revenue, partially offset by the 50 basis point decrease in merchandise margin to 37.2% for the first six months of fiscal 2008 compared to 37.7% for the first six months of fiscal 2007. The decline in merchandise gross margin was primarily due to lower cigarette margins as a result of increased promotional activity.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the first six months of fiscal 2008 was $3.2 billion compared to $2.1 billion during the first six months of fiscal 2007, an increase of $1.1 billion, or 52.3%. The increase in gasoline revenue is primarily attributable to $409.2 million in revenue from fiscal 2007 and 2008 acquisitions and the 33.8% increase in the average retail price per gallon to $3.01. These increases were partially offset by a decrease in comparable store gallons of 28.2 million, or 3.1%. Gasoline gross profit was $103.1 million for the first six months of fiscal 2008 compared to $95.0 million for the first six months of fiscal 2007, an increase of $8.1 million, or 8.5%. The increase is primarily attributable to the increased gallon volume, offset by a decrease in retail gross profit per gallon to 9.8 cents for the first six months of fiscal 2008 from 10.1 cents for the first six months of fiscal 2007. The decline in retail gross profit per gallon is primarily due to steadily rising wholesale fuel costs during the first six months of fiscal 2008, increased credit card fees due to the higher average retail per gallon and the $8.5 million in mark-to-market losses on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately 0.8 cents per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 5.1 cents per gallon and 4.0 cents per gallon for the six months ended March 27, 2008 and March 29, 2007, respectively.

For the first six months of fiscal 2008, gasoline gallons sold were 1.1 billion compared to 945.4 million during the first six months of fiscal 2007, an increase of 134.5 million gallons, or 14.2%. The increase is primarily attributable to 131.4 million gasoline gallons from fiscal 2007 and 2008 acquisitions partially offset by the comparable store gasoline gallon decrease discussed above.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the first six months of fiscal 2008 totaled $298.7 million compared to $276.5 million for the first six months of fiscal 2007, an increase of $22.2 million, or 8.0%. This increase is primarily due to increased store count from acquisitions.

Depreciation and Amortization. Depreciation and amortization expenses were $53.4 million for the first six months of fiscal 2008 compared to $43.1 million for the first six months of fiscal 2007, an increase of $10.3 million, or 24.0%. This increase is primarily attributable to acquisitions and increased capital expenditures since December 28, 2006. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened 16 new stores since the beginning of fiscal 2007.

Income from Operations. Income from operations totaled $39.8 million for the first six months of fiscal 2008 compared to $42.9 million for the first six months of fiscal 2007, a decrease of $3.1 million, or 7.3%. The decrease is primarily attributable to the decrease in gasoline gross profit per gallon discussed above partially offset by revenue from stores acquired since September 28, 2006

EBITDA and Adjusted EBITDA. EBITDA for the first six months of fiscal 2008 totaled $93.7 million compared to EBITDA of $86.3 million for the first six months of fiscal 2007, an increase of $7.3 million, or 8.5%. Adjusted EBITDA for the first six months of fiscal 2008 totaled $70.9 million compared to $72.3 million for the first six months of fiscal 2007, a decrease of $1.4 million, or 1.9%. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income (amounts in thousands):

	Six Months Ended
	March 27, 2008	March 29, 2007
Adjusted EBITDA	$70,905	$72,308
Payments made for lease finance obligations	22,771	14,039
EBITDA	93,676	86,347
Interest expense, net	(43,480)	(29,075)
Depreciation and amortization	(53,411)	(43,083)
Benefit (provision) for income taxes	1,385	(5,704)
Net (loss) income	$(1,830)	$8,485

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Six Months Ended
	March 27, 2008	March 29, 2007
Adjusted EBITDA	$70,905	$72,308
Payments made for lease finance obligations	22,771	14,039
EBITDA	93,676	86,347
Interest expense, net	(43,480)	(29,075)
Provision for income taxes	1,385	(5,704)
Non-cash stock based compensation	1,737	1,826
Changes in operating assets and liabilities	(21,653)	(8,450)
Other	(433)	1,623
Net cash provided by operating activities	$31,232	$46,567
Net cash used in investing activities	$(77,555)	$(134,523)
Net cash provided by financing activities	$23,735	$32,611

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first six months of fiscal 2008 was $43.5 million compared to $29.1 million for the first six months of fiscal 2007. The increase is primarily due to increased lease finance obligations and increased borrowings under our senior credit facility.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions and asset dispositions to finance our operations, pay interest and principal payments and fund capital expenditures. Our working capital as of March 27, 2008 was $38.2 million. Cash provided by operating activities decreased to $31.2 million for the first six months of fiscal 2008 compared to $46.6 million for the first six months of fiscal 2007. The decrease in cash flow from operations is primarily due to the $10.3 million decrease in net income and certain changes in working capital. We had $48.9 million of cash and cash equivalents on hand at March 27, 2008.

Capital Expenditures. Capital expenditures (excluding all acquisitions and accrued purchases) for the first six months of fiscal 2008 were $64.3 million. In the first six months of fiscal 2008, we had proceeds of $743 thousand from asset dispositions, $2.2 million from vendor reimbursements and $7.6 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first six months of fiscal 2008 were $53.8 million, compared to $42.8 million in the first six months of fiscal 2007. The increase in capital expenditures is primarily due to new store development and technology spending. We anticipate that net capital expenditures for fiscal 2008 will be approximately $90.0 million.

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

Acquisitions. During the first six months of fiscal 2008, we purchased 19 stores in two transactions for approximately $13.9 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2008, net cash provided by financing activities was $23.7 million. At March 27, 2008, our debt consisted primarily of $348.2 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $150.0 million of outstanding 3.0% convertible notes and $20.0 million outstanding under our revolving credit facility. At March 27, 2008, we also had outstanding $462.9 million of lease finance obligations.

Senior Credit Facility. We have outstanding a Third Amended and Restated Credit Agreement which defines the terms of our senior credit facility, which includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million term loan facility and (iii) a $100.0 million delayed draw term loan. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit.

As of March 27, 2008, we had outstanding $20.0 million under our revolving credit facility and approximately $80.4 million of standby letters of credit had been issued. As of March 27, 2008, we had approximately $124.6 million in available borrowing capacity under the revolving credit facility (approximately $39.6 million of which was available for issuances of letters of credit. On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our delayed draw term loan facility available through May 15, 2008. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand beginning on September 25, 2008, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our $30.0 million delayed draw term loan were used to pay off the $20.0 million outstanding under our revolving credit facility and to provide working capital and for general corporate purposes. The proceeds from our $70.0 million delayed draw term loan are available to provide working capital and for general corporate purposes.

Senior Subordinated Notes. We have outstanding $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Senior Subordinated Convertible Notes. We have outstanding $150.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

Shareholders’ Equity. As of March 27, 2008, our shareholders’ equity totaled $350.7 million. The $3.1 million decrease from September 27, 2007 is primarily attributable to the net loss in the first six months of fiscal 2008 of $1.8 million, $4.0 million in net unrealized losses on cash flow hedges and a one time FIN 48 charge of $556 thousand, offset by an increase in additional paid-in capital. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of March 27, 2008, we had approximately $124.6 million in available borrowing capacity under our revolving credit facility, approximately $39.6 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No.  133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161, to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-a applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-a will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value shall be amortized to interest cost using the interest method. FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-a will apply to our convertible notes. We are currently reviewing the provisions of FSP APB 14-a as adoption of this FSP could have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160,Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

In December 2007, the FASB also issued SFAS No. 141 (revised 2007),Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

In February 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine the impact, if any, it will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine the impact, if any, it will have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 27, 2008, including applicable interest rates, are discussed above, in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at March 27, 2008. Fair values have been determined based on quoted market prices as of March 27, 2008.

Expected Maturity Date
as of March 27, 2008
(Dollars in thousands)
	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total	Fair Value
Long-term debt	$1,771	$3,544	$3,548	$3,552	$3,555	$752,550	$768,520	$649,259
Weighted-average interest rate	6.35%	6.34%	6.30%	6.28%	6.27%	6.98%	6.45%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 27, 2008, the interest rate on approximately 85.0% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 68.7% at September 27, 2007. The increase in the fixed portion of our long term debt for the first six months of fiscal 2008 was due to the addition of $140.0 million of fixed rate swap agreements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 27, 2008 would be to change interest expense by approximately $1.1 million.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	March 27, 2008	September 27, 2007
Notional principal amount	$255,000	$115,000
Weighted-average fixed pay rate	4.28%	4.26%
Weighted-average variable receive rate	4.14%	5.38%
Weighted-average years to maturity	1.47	1.42

As of March 27, 2008, the fair value of our swap agreements represented a net liability of $6.0 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. We expect that the interest rate swaps mentioned above will reduce our exposure to short-term interest rate fluctuations. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Gasoline Hedging

In order to hedge against the contraction in our gasoline margins that often results when increases in retail gasoline prices lag behind increases in the prices for wholesale gasoline, in the second quarter we established hedging positions on approximately 60.9 million gasoline gallons, or 3.0% of our annual gasoline volume. These hedging positions, which we settled on May 5, 2008, consisted in part of futures contracts for the sale of crude oil and the purchase of gasoline and were designed to increase in value with the expansion of refining margin that has historically occurred from April to August of the year. While these hedging positions remained open, we were subject to commodity price risk to the extent that crude oil and gasoline prices deviated from our fixed contract settlement amounts, and we were required to settle any gains or losses in our margin accounts on a daily basis. Due to the volatility of the oil market and an unusual change in the relative pricing of crude oil futures and gasoline futures, we experienced an after-tax loss of approximately $5.0 million on these positions in the second quarter of fiscal 2008 and expect to recognize additional after-tax hedging losses of approximately $900 thousand during the third quarter. At this time, we have no plans to engage in any further gasoline hedging activities.

Item 4.	Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approvals. Final approval of the proposed settlement is expected to take several months, and there can be no assurance that the court will approve the proposed settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The defendants have filed motions to dismiss all cases for failure to state a claim, which were heard by the court on January 11, 2008. The court denied the motions by Order dated February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On November 16, 2007, Arnesa Jones, Burdeen Smith, Patricia Taylor, and Sandra Holt, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against us in the United States District Court for the Northern District of Alabama (Jones, et al. v. The Pantry, Inc., No. CV-07-P-2097-S). The plaintiffs sought collective action status and asserted claims on behalf of our present and former employees for unpaid wages under the Fair Labor Standards Act. The plaintiffs in this lawsuit generally alleged that they were employed by us as store managers, but their managerial duties were non-existent or minimal compared to their nonmanagerial duties. The plaintiffs further alleged that we required our store managers to work over 40 hours per week for a salaried amount without overtime compensation. The suit sought permission to give notice of this action to all of our employees during the three years immediately preceding the filing of this suit and to all other potential plaintiffs who may be similarly situated. The plaintiffs also sought damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled. On February 8, 2008, we entered into a settlement agreement with the named plaintiffs for an immaterial amount, and the district court entered an Order of Dismissal on February 13, 2008.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition, results of operations and cash flows could be adversely affected.

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

The convenience store industry in the geographic areas in which we operate is highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, independently owned convenience stores, gasoline stations, supermarkets, drugstores, discount stores, club stores, out of channel retailers and mass merchants. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within our industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In a number of our markets, our competitors that sell ethanol-blended gasoline may have a competitive advantage over us because, in certain regions of the country, the wholesale cost of ethanol-blended gasoline is less than pure gasoline. Competitive pressures or our inability to introduce ethanol-blended gasoline in certain markets in a timely manner or at all could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Hedging transactions could limit our potential gains or cause losses.

We occasionally take steps to manage our exposure to volatility in wholesale petroleum costs by entering into a variety of hedging arrangements related to the future prices of crude oil and gasoline, including futures, forwards, option contracts and swaps traded on the New York Mercantile Exchange (NYMEX). While our hedging transactions are intended to offset the adverse effects of volatile wholesale gasoline prices that may be associated with lagging retail gasoline prices, we may be required to make payments to maintain margin accounts related to these transactions from time to time, and we are required to settle these contracts at their value upon termination. This maintenance of required margins and our settlement of the contracts at termination may cause us to suffer losses or limited gains. In particular, our hedging transactions may expose us to the risk of financial loss upon unanticipated or atypical variations in the sales price of crude oil and that of wholesale gasoline. These financial losses could have a material adverse effect on our financial condition and results of operations.

Wholesale cost increases of, and tax increases on, tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 6.7% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 13.0% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on demand for cigarettes. Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. Approximately 32.0% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If visitors to resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Integration and other risks related to acquisitions of new stores could adversely affect our business.

Although we do not expect to make any material acquisitions during the remainder of fiscal 2008, an important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,659 stores, and we expect to continue to selectively review acquisition opportunities as a future element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of March 27, 2008, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of March 27, 2008, the availability under our revolving credit facility for borrowing was approximately $124.6 million (approximately $39.6 million of which was available for issuance of letters of credit).

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

In addition, the credit agreement governing our senior credit facility and the indenture governing our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes, or convertible notes, does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $225.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

If we default on the credit agreement governing our senior credit facility, the indenture governing our senior subordinated notes or the indenture governing our convertible notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

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

These state trust funds or other responsible third parties (including insurers) are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

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

Pending litigation could adversely affect our financial condition, results of operations and cash flows.

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our financial condition, results of operations and cash flows could be adversely affected.

Litigation and publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness or other health or environmental concerns or operating issues stemming from one or more locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and hurt our performance.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the SEC, NASDAQ and the Public Company Accounting Oversight Board, have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. These laws, rules and regulations are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance, which could result in continuing uncertainty regarding compliance matters. The costs of compliance with these laws, rules and regulations have adversely affected our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations or the trading price of our stock.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of May 2, 2008, there were 22,209,615 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed with the SEC a registration statement that covers up to 839,385 shares issuable upon the exercise of stock options currently outstanding under our 1999 Stock Option Plan, as well as a registration statement that covers up to 2.4 million shares issuable pursuant to share-based awards under our Omnibus Plan, plus any options issued under our 1999 Stock Option Plan that are forfeited or cancelled after March 29, 2007. Generally, shares registered on a registration statement may be sold freely at any time after issuance.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements and other factors discussed in this Item 1A and throughout “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

On March 27, 2008, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Elected ten nominees to serve as directors each for a term of one year or until his or her successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	19,932,109	133,610
Robert F. Bernstock	20,042,708	23,011
Paul L. Brunswick	20,041,310	24,409
Wilfred A. Finnegan	20,028,734	36,985
Edwin J. Holman	20,041,198	24,521
Terry L. McElroy	19,443,067	622,652
Mark D. Miles	20,039,608	26,111
Bryan E. Monkhouse	20,028,694	37,025
Thomas M. Murnane	20,012,922	52,797
Maria C. Richter	20,027,244	38,475

(2) Ratified the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending September 25, 2008. The votes were cast as follows:

	Votes For	Votes Against	Abstained
Ratification of Deloitte & Touche LLP	19,904,517	157,465	3,737

Item 5.	Other Information.

Amended and Restated Employment Agreement with Our Chief Executive Officer

On April 30, 2008, we entered into an amended and restated employment agreement with Peter J. Sodini, our President and Chief Executive Officer. In addition to effecting the material changes outlined below, the amended and restated employment agreement consolidates all of the prior amendments to Mr. Sodini’s original employment agreement with us dated October 1, 1997. The amended and restated employment agreement includes the following material changes from Mr. Sodini’s original agreement, as previously amended: (i) a change to the stated annual salary to reflect Mr. Sodini’s current salary; (ii) the addition of a provision requiring 30 days prior written notice of termination of his employment by us without cause; (iii) changes to the manner and timing of severance payments in order to ensure that such payments are either exempt from, or in compliance with, newly enacted regulations under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”); (iv) a revision to the definition of “Change in Control” such that a “Change in Control” will be deemed to have occurred if, during any period of 24 consecutive months, a majority of our board of directors is replaced by directors who are not elected or recommended for election by our board of directors; (v) the addition of the requirement that we pay Mr. Sodini an amount equal to two times the value of his target bonus for the year in which termination occurs if his employment is terminated in certain circumstances following a Change in Control (as defined in the agreement); and (vi) for compliance with Section 409A, the addition of the requirement that severance payments be delayed for six months following his separation from service.

The foregoing description of the revisions contained in the amended and restated employment agreement does not purport to be complete and is qualified in its entirety by reference to the amended and restated employment agreement, a copy of which is filed herewith as Exhibit 10.13 and is incorporated into this Item 5 by reference.

Employment Agreement Amendments with Certain of Our Executive Officers

On May 2, 2008, we entered into amendments to the amended and restated employment agreements we have with each of (i) Melissa H. Anderson, our Senior Vice President, Human Resources; (ii) Keith S. Bell, our Senior Vice President, Fuels; (iii) Steven J. Ferreira, our Senior Vice President, Business Development (formerly our Senior Vice President, Administration); and (iv) Frank G. Paci, our Senior Vice President, Finance, Chief Financial Officer and Secretary.

The amendments (i) cause the original term of employment under each agreement to end on January 2, 2009, subject to automatic renewal; (ii) conform the non-compete provisions in Ms. Anderson’s, Mr. Bell’s and Mr. Paci’s agreements to the non-compete provision in Mr. Ferreira’s agreement; (iii) include a definition of the term “Target Bonus”; and (iv) provide that, in the event the executive’s employment terminates in certain circumstances following a Change in Control (as defined in the relevant agreement), the executive will receive a severance payment equal to his or her then-current monthly salary for 24 months plus an amount equal to two times the value of his or her Target Bonus for the year in which the termination occurs (less any applicable taxes and withholdings). In addition, the amendment to Mr. Paci’s agreement clarifies that any severance payments to which he might be entitled following a Change in Control would not include a guaranteed minimum bonus. Finally, the amendment to Mr. Ferreira’s agreement reflects his new title of Senior Vice President, Business Development.

The foregoing description of the amendments to the amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to the amendments, copies of which are filed hereto as Exhibits 10.14 (Ms. Anderson), 10.15 (Mr. Bell), 10.16 (Mr. Ferreira) and 10.17 (Mr. Paci), respectively, and are incorporated into this Item 5 by reference.

Indemnification Agreement with Our Chief Financial Officer

On May 1, 2008, we entered into an indemnification agreement with Frank G. Paci, our Senior Vice President, Finance, Chief Financial Officer and Secretary. Among other things, the indemnification agreement requires us to indemnify Mr. Paci for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by Mr. Paci in any action or proceeding, including but not limited to any action by or in the right of the company, on account of his service as an officer or director of our company or any of our subsidiaries or as a director, officer, employee or agent of any other company or enterprise to which he provides services at our request.

The foregoing description of our indemnification agreement with Mr. Paci does not purport to be complete and is qualified in its entirety by reference to our form of indemnification agreement, a copy of which is filed as Exhibit 10.29 to our Registration Statement on Form S-1, as amended (Registration No. 333-74221), and is incorporated into this Item 5 by reference.

Borrowing Under Our Delayed Draw Term Loan Facility

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our delayed draw term loan facility available through May 15, 2008. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand beginning on September 25, 2008, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our $30.0 million delayed draw term loan were used to pay off the $20.0 million outstanding under our revolving credit facility and to provide working capital and for general corporate purposes. The proceeds from our $70.0 million delayed draw term loan are available to provide working capital and for general corporate purposes.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry, Inc. (“The Pantry”) to Wachovia Bank, National Association (“Wachovia”), as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.2

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.3

Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.4

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.5

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.6

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.7

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.8

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (South Carolina) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.9

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.10

Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.11	Summary of Material Terms of The Pantry, Inc. 2008 Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan
10.12	Severance Agreement and General Release dated March 31, 2008 by and between The Pantry and David M. Zaborski
10.13	Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry
10.14	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry
10.15	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry
10.16	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry
10.17	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry
10.18	Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

THE PANTRY, INC.
By:	/S/ FRANK G. PACI
Frank G. Paci
Sr. Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	May 6, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry, Inc. ("The Pantry”) to Wachovia Bank, National Association (“Wachovia”), as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.2

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.3

Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.4

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.5

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.6

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.7

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.8

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (South Carolina) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.9

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.10

Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.11	Summary of Material Terms of The Pantry, Inc. 2008 Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan
10.12	Severance Agreement and General Release dated March 31, 2008 by and between The Pantry and David M. Zaborski
10.13	Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry
10.14	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry
10.15	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry
10.16	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry
10.17	First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry
10.18	Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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