Form 10-Q
period 2008-06-26
PANTRY INC
filed 2008-08-05
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,209,615 SHARES
(Class)	(Outstanding at August 1, 2008)

THE PANTRY, INC.

FORM 10-Q

June 26, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 26, 2008	September 27, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$161,865	$71,503
Receivables (net of allowance for doubtful accounts of $834 at June 26, 2008 and $110 at September 27, 2007)	111,963	84,445
Inventories	177,435	169,647
Prepaid expenses and other current assets	16,110	14,662
Deferred income taxes	12,201	10,594
Total current assets	479,574	350,851
Property and equipment, net	1,000,475	1,025,226
Other assets:
Goodwill	627,586	584,336
Other intangible assets	33,009	34,802
Other noncurrent assets	33,496	34,224
Total other assets	694,091	653,362
Total assets	$2,174,140	$2,029,439
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,539	$3,541
Current maturities of lease finance obligations	5,356	5,348
Accounts payable	213,027	192,228
Accrued compensation and related taxes	17,981	15,739
Other accrued taxes	21,653	26,416
Self-insurance reserves	33,377	32,873
Other accrued liabilities	46,905	40,812
Total current liabilities	342,838	316,957
Other liabilities:
Long-term debt	843,096	746,749
Lease finance obligations	456,441	452,609
Deferred income taxes	79,918	74,667
Deferred vendor rebates	23,206	23,937
Other noncurrent liabilities	63,556	60,692
Total other liabilities	1,466,217	1,358,654
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,209,615 and 22,193,949 issued and outstanding at June 26, 2008 and September 27, 2007, respectively	222	222
Additional paid-in capital	168,513	163,926
Accumulated other comprehensive (loss) income, net of deferred income taxes of $830 at June 26, 2008 and $(195) at September 27, 2007	(1,310)	302
Retained earnings	197,660	189,378
Total shareholders’ equity	365,085	353,828
Total liabilities and shareholders’ equity	$2,174,140	$2,029,439

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$429,193	$430,971	$1,204,849	$1,141,064
Gasoline	2,037,050	1,622,860	5,276,674	3,749,985
Total revenues	2,466,243	2,053,831	6,481,523	4,891,049
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	272,577	273,317	759,372	715,889
Gasoline cost of goods sold (exclusive of items shown separately below)	1,979,527	1,552,066	5,116,055	3,584,185
Store operating	126,092	132,516	379,068	366,359
General and administrative	22,218	26,968	67,985	69,645
Depreciation and amortization	27,268	25,762	80,679	68,845
Total costs and operating expenses	2,427,682	2,010,629	6,403,159	4,804,923
Income from operations	38,561	43,202	78,364	86,126
Other income (expense):
Loss on extinguishment of debt	—	(2,212)	—	(2,212)
Interest expense, net	(21,775)	(20,386)	(65,255)	(49,461)
Miscellaneous	288	176	750	516
Total other expense	(21,487)	(22,422)	(64,505)	(51,157)
Income before income taxes	17,074	20,780	13,859	34,969
Income tax expense	(6,406)	(8,135)	(5,021)	(13,839)
Net income	$10,668	$12,645	$8,838	$21,130
Earnings per share:
Basic	$0.48	$0.55	$0.40	$0.93
Diluted	$0.48	$0.55	$0.40	$0.92

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 26, 2008	June 28, 2007
	(39 weeks)	(39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,838	$21,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,679	68,845
Provision for deferred income taxes	4,667	1,925
Loss on extinguishment of debt	—	2,212
Stock compensation expense	2,545	2,729
Other	4,099	4,393
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(25,748)	(36,540)
Inventories	(5,946)	(18,324)
Prepaid expenses and other current assets	(1,625)	2,830
Other noncurrent assets	(298)	(518)
Accounts payable	20,799	42,801
Other current liabilities and accrued expenses	6,597	3,187
Other noncurrent liabilities	(3,368)	(2,408)
Net cash provided by operating activities	91,239	92,262
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(91,661)	(94,334)
Proceeds from sales of property and equipment	3,882	3,653
Insurance recoveries	—	5,448
Acquisitions of businesses, net of cash acquired	(14,690)	(395,580)
Net cash used in investing activities	(102,469)	(480,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	(35,000)	(25,000)
Repayments of long-term debt	(2,655)	(304,003)
Repayments of lease finance obligations	(3,370)	(3,228)
Borrowings under revolving credit facility	35,000	25,000
Proceeds from issuance of long-term debt	100,000	450,000
Proceeds from lease finance obligations	7,550	200,540
Proceeds from exercise of stock options	417	5,099
Excess income tax benefits from stock-based compensation arrangements	7	1,377
Other financing costs	(357)	(3,486)
Net cash provided by financing activities	101,592	346,299
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,362	(42,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,503	120,394
CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,865	$78,142
Cash paid during the period:
Interest	$61,973	$50,817
Income taxes	$4,188	$8,681
Non-cash transactions:
Accrued purchases of property and equipment	$6,651	$11,347
Capital expenditures financed through capital leases	$—	$4,076

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of June 26, 2008 and for the three and nine months ended June 26, 2008 and June 28, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 27, 2007 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2007.

Our results of operations for the three and nine months ended June 26, 2008 and June 28, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

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

The Pantry

As of June 26, 2008, we operated 1,660 convenience stores located in Florida (455), North Carolina (388), South Carolina (282), Georgia (135), Tennessee (104), Mississippi (99), Alabama (82), Virginia (50), Kentucky (30), Louisiana (26), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 26, 2008, we operated 235 quick service restaurants within 222 of our locations and 283 of our stores included car wash facilities. Self-service gasoline is sold at 1,641 locations, 1,124 of which sell gasoline under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ®, ExxonMobil ® and Shell ®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $228.3 million and $684.2 million for the three and nine months ended June 26, 2008 and $242.2 million and $651.5 million for the three and nine months ended June 28, 2007, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 26, 2008 and June 28, 2007, we have increased inventory by capitalizing variances of approximately $13.5 million and $9.3 million, respectively. At the end of any fiscal year, the entire variance, if any, is absorbed during the year into cost of goods sold.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161 to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes due 2012 (“convertible notes”). We are currently evaluating FSP APB 14-1 to determine the impact, if any, it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

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

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141,Business Combinations, and SFAS No. 142,Goodwill and Other Intangible Assets. SFAS No. 141 clarifies the criteria for recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states that goodwill and other intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are included in other noncurrent assets. We determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

In accordance with SFAS No. 142, we review our goodwill for impairment annually during the second quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying amount of our goodwill may be impaired. In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2008. No impairment charges related to goodwill or other intangible assets were recognized during the first nine months of fiscal 2008 or fiscal 2007, however, based principally upon a decline in our market capitalization to less than our book value, we determined that there was sufficient indication to require an additional impairment evaluation during the third quarter of fiscal 2008. As of August 5, 2008 we have substantially completed this additional evaluation and we expect to complete this evaluation during the fourth quarter of fiscal 2008. Because we have not completed this additional evaluation we have not determined whether any portion of our goodwill balance is impaired.

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

The following table reflects goodwill and other intangible asset balances as of September 27, 2007 and the activity thereafter through June 26, 2008 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	22.3
Gross balance at September 27, 2007	$584,336	$24,050	$2,850	$1,928	$12,463
Purchase accounting adjustments(1)	36,501	—	—	—	—
Acquisitions	6,749	—	—	—	130
Gross balance at June 26, 2008	$627,586	$24,050	$2,850	$1,928	$12,593
Accumulated amortization at September 27, 2007			$(2,302)	$(488)	$(3,699)
Amortization			(548)	(201)	(1,173)
Accumulated amortization at June 26, 2008			$(2,850)	$(689)	$(4,872)

(1)	Amounts are purchase accounting adjustments related to the finalization of values for prior period acquisitions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual lives of our non-compete agreements range from 3 – 35 years. The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of June 26, 2008 is as follows (amounts in thousands):

Fiscal Year Ending September:
2008	$445
2009	1,625
2010	953
2011	466
2012	360
Thereafter	5,111
Total estimated amortization expense	$8,960

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

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

Unamortized Liabilities Associated with Vendor Payments

Based on the terms of each service or supply agreement, service and supply allowances are amortized over the life of each agreement in accordance with the agreement’s specific terms. At June 26, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $744 thousand and $23.2 million, respectively. At September 27, 2007, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.1 million and $23.9 million, respectively.

McLane Company, Inc.—we purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). As of June 26, 2008, our arrangement with McLane was governed by a five-year distribution service agreement, as amended, expiring on April 2010. Under this agreement, McLane was required, among other things, to pay us service allowances based on our number of stores in operation.

On August 1, 2008, we entered into an amended and restated distribution service agreement with McLane, which replaced the pre-existing distribution service agreement. The amended and restated distribution service agreement restated all of the prior amendments to the distribution service agreement and amended certain of the terms and conditions governing our arrangement with McLane by, among other things, extending the term of our arrangement with McLane through December 31, 2014 and modifying the timing and amount of the service allowances that McLane is required to pay us.

Consistent with the pre-existing distribution service agreement, the amended and restated agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. Based on the terms of the pre-existing and amended and restated agreements, we amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills and underground storage tank releases).

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 26, 2008, we maintain letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $20.3 million and $21.3 million as of June 26, 2008 and September 27, 2007, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 258 and 285 known contaminated sites as of June 26, 2008 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.2 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.1 million for remediation, tank removal and litigation. Also, as of June 26, 2008 and September 27, 2007, there were an additional 529 and 557 sites, respectively, that are known to be contaminated sites but are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 26, 2008, anticipated reimbursements of $19.4 million are recorded as other noncurrent assets and $2.7 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement. We exceeded the requirement for the period ended September 30, 2007. The minimum requirement for the period ending September 30, 2008 is approximately 485 million gallons of BP® branded product. For the nine months ended June 26, 2008, we purchased approximately 428 million gallons of BP ® branded gasoline.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements for the period ending September 30, 2008.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 26, 2008	September 27, 2007
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	$250,000	$250,000
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014; remaining outstanding principal balance due May 15, 2014	447,375	350,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	260	290
Total long-term debt	847,635	750,290
Less: Current maturities	(4,539)	(3,541)
Long-term debt, net of current maturities	$843,096	$746,749

On May 15, 2007, we entered into a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility representing an initial aggregate amount of $675.0 million. Our senior credit facility includes: (i) a $225.0 million six-year revolving credit facility, (ii) a $350.0 million seven-year term initial term loan and (iii) a $100.0 million seven-year delayed draw term loan. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement.

Proceeds from the initial term loan under our senior credit facility were used to refinance our senior credit facility in existence at May 15, 2007 and pay related fees and expenses. In connection with the refinancing, we recorded a non-cash charge of approximately $2.2 million related to the write-off of deferred financing costs associated with our previous senior credit facility. We incurred approximately $2.5 million in costs associated with our current senior credit facility. We deferred these costs and are amortizing them over the life of the facility.

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility and to provide working capital and for general corporate purposes.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in the credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective each subsequent fiscal quarter after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the second fiscal quarter, so the applicable margins on our borrowings under the term loans during the third quarter of fiscal 2008 remained 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%.

Changes, if any, to the applicable margins are effective each subsequent quarter after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the second fiscal quarter, so the applicable margins on our borrowings under the revolving credit facility during the third quarter of fiscal 2008 were 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit. As of June 26, 2008, we had no borrowings outstanding under our revolving credit facility and we had approximately $83.0 million of standby letters of credit issued under the facility. As a result, we had approximately $142.0 million in available borrowing capacity under our revolving credit facility (approximately $37.0 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 2.4% on June 30, 2008.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends, or change our line of business, among other things. As of June 26, 2008, we were in compliance with these covenants and restrictions.

We also have outstanding $150.0 million of convertible notes. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of June 26, 2008, our closing stock price was $11.22. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

The remaining annual maturities of our long-term debt as of June 26, 2008 are as follows (amounts in thousands):

Fiscal Year Ending September:
2008	$1,135
2009	4,538
2010	4,532
2011	4,526
2012	4,520
Thereafter	828,384
Total principal payments	$847,635

The fair value of our indebtedness approximated $667.7 million at June 26, 2008. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings. Interest income (expense) was $0 and $(10) thousand for the three months ended June 26, 2008 and June 28, 2007, respectively, and $34 thousand and $(9) thousand for the nine months ended June 26, 2008 and June 28, 2007, respectively, related to adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At June 26, 2008, other noncurrent assets included derivative assets of approximately $755 thousand and other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $998 thousand and $1.9 million, respectively. At September 27, 2007, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $65 thousand and approximately $398 thousand, respectively. Cash flow hedges at June 26, 2008 represent interest rate swaps with a notional amount of $270.0 million, a weighted-average pay rate of 4.15% and have various settlement dates, the latest of which is February 2011.

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons to hedge against the volatility of gasoline cost and the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we have used derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we have not used derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for hedge accounting purposes, and the mark-to-market gains or losses of these cash flow hedges used to hedge future purchases were immediately recognized in gasoline cost of goods sold. During this program, refining margin futures declined due to an unusual change in the relative pricing of crude oil futures and gasoline futures leading to an after-tax loss on our initial positions of approximately $5.0 million during the second fiscal quarter of 2008. On May 5, 2008, we settled all of these outstanding hedging positions for an additional after-tax loss of approximately $900 thousand during the third quarter of fiscal 2008.

NOTE 6—STOCK COMPENSATION PLANS

Effective September 30, 2005, we adopted SFAS No. 123 (revised 2004),Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25,Accounting for Stock Issued to Employees. We recognized $811 thousand (of which $84 thousand related to restricted stock) and $904 thousand in stock-based compensation expense in general and administrative expenses during the three months ended June 26, 2008 and June 28, 2007, respectively. We recognized $2.5 million (of which $209 thousand related to restricted stock) and $2.7 million in stock-based compensation expense in general and administrative expenses during the nine months ended June 26, 2008 and June 28, 2007, respectively.

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

During the first nine months of fiscal 2008, we granted 401 thousand options to purchase our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $3.1 million, which will be amortized to expense over the options’ requisite service periods. During the first nine months of fiscal 2008 we granted 37 thousand shares of restricted stock with an aggregate fair value of $1.0 million, which will be amortized over the requisite service period.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first nine months of fiscal 2008, options to purchase 16 thousand shares were exercised resulting in approximately $417 thousand in proceeds.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
Net income	$10,668	$12,645	$8,838	$21,130
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of ($1,493), ($226), $1,025 and $7, respectively)	2,349	356	(1,612)	(11)
Comprehensive income	$13,017	$13,001	$7,226	$21,119

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
Unrealized gains (losses) on qualifying cash flow hedges	$2,877	$155	$(1,339)	$(672)
Reclassification adjustment recorded in interest expense	(528)	201	(273)	661
Net unrealized gains (losses) on qualifying cash flow hedges	$2,349	$356	$(1,612)	$(11)

NOTE 8—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
Interest on long-term debt, including amortization of deferred financing costs	$11,194	$12,276	$35,462	$32,352
Interest on lease finance obligations	10,407	9,282	31,424	21,896
Interest rate swap agreements	864	(329)	444	(1,084)
Fair market value change in non-qualifying derivatives	—	9	(34)	9
Capitalized interest	(379)	(377)	(1,318)	(1,006)
Miscellaneous	12	21	234	50
Subtotal: Interest expense	22,098	20,882	66,212	52,217
Interest income	(323)	(496)	(957)	(2,756)
Subtotal: Interest expense, net	21,775	20,386	65,255	49,461
Loss on extinguishment of debt	—	2,212	—	2,212
Total interest expense, net and loss on extinguishment of debt	$21,775	$22,598	$65,255	$51,673

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The loss on extinguishment of debt of $2.2 million for the three months and nine months ended June 28, 2007 represents write-offs of unamortized loan origination costs associated with the re-financing of our senior credit facility.

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
Net income	$10,668	$12,645	$8,838	$21,130
Earnings per share—basic:
Weighted-average shares outstanding	22,210	22,886	22,203	22,791
Earnings per share—basic	$0.48	$0.55	$0.40	$0.93
Earnings per share—diluted:
Weighed-average shares outstanding	22,210	22,886	22,203	22,791
Dilutive impact of options	4	106	40	165
Weighted-average shares and potential dilutive shares outstanding	22,214	22,992	22,243	22,956
Earnings per share—diluted	$0.48	$0.55	$0.40	$0.92

There were 1.2 million and 388 thousand options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three months ended June 26, 2008 and June 28, 2007, respectively, and there were 1.1 million and 388 thousand such options for the nine months ended June 26, 2008 and June 28, 2007, respectively. The aggregate number of shares of common stock, approximately 3.0 million, that we may issue upon exercise of warrants was excluded from the three months and nine months ended June 26, 2008 and June 28, 2007 computations as their inclusion would have been antidilutive.

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

There were no material changes in the amounts of unrecognized tax benefits or related interest and penalties during the quarter ended June 26, 2008.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 5, 2008. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,660 stores in 11 states as of June 26, 2008. Our stores operate under a number of select banners, with 1,442 of our stores operating under Kangaroo Express, our primary operating banner. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;
•	sophisticated management of our gasoline business;
•	benefiting from consumer trends towards convenience formats;
•	leveraging our geographic economies of scale;
•	benefiting from the favorable demographics of our markets;
•	selectively pursuing acquisitions; and
•	developing new stores.

The third quarter of fiscal 2008 showed improvement over the first and second quarters despite challenging macroeconomic conditions. Our net income during the third quarter of fiscal 2008 was $10.7 million, or $0.48 per share on a fully diluted basis, compared to net income of $12.6 million, or $0.55 per share on a fully diluted basis, during the third quarter of fiscal 2007. This decrease was primarily due to record-high oil and gasoline prices and lower consumer spending in the southeastern United States, which negatively impacted gasoline gross margins, comparable store gasoline gallons sold and comparable store merchandise sales. Fueled in part by a continuing weak U.S. dollar, global demand and speculation, crude prices rose to over $139 per barrel during the third quarter of fiscal 2008, which resulted in retail gasoline prices that were approximately 85 cents per gallon higher than the third quarter of fiscal 2007.

Continuing increases in oil and gasoline prices during the third quarter increased our wholesale gasoline costs and the fees we pay to credit card issuers. Although we attempt to pass wholesale gasoline price increases along to our customers, dramatic increases in wholesale prices tend to squeeze retail gasoline margins because we are unable to pass them along as quickly as they occur. In addition, because credit card issuers calculate their fees as a percentage of gasoline revenue and not gasoline gallons sold, credit card fees per gallon increased during the third quarter, which negatively impacted our gasoline gross margin. Our gasoline gross margin was also negatively impacted during the third quarter by losses we incurred on our hedging instruments related to gasoline price volatility. On May 5, 2008, we closed out all of our remaining hedging positions, recognizing an additional after-tax hedging loss of approximately $900 thousand. At this time, we have no plans to engage in any further gasoline hedging activities.

Although our gasoline operations were adversely affected by rising costs, we continued to focus on gasoline pricing and gasoline gallons sold at the individual store level in an effort to maximize total gasoline gross profit.

In spite of poor economic conditions, our merchandise revenues only decreased by 0.4% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. We were able to maintain our merchandise revenue by increasing promotional activity and increased store count. Our merchandise margins decreased slightly to 36.5% in the third quarter of fiscal 2008 compared to 36.6% in the third quarter of fiscal 2007, primarily due to lower cigarette margins as a result of increased promotional activity. Our comparable store merchandise sales declined 2.5% due to lower consumer spending resulting from weakening economic conditions, higher gasoline prices and decreasing recreational travel.

In the third quarter of fiscal 2008, we continued to successfully manage both our store operating expenses and general and administrative expenses throughout our organization. As a result of our restructuring program, we were able to reduce corporate overhead despite acquiring an additional 20 stores since the beginning of the fourth quarter of fiscal 2007. By increasing our focus on individual store performance we were able to reduce per store operating expenses despite higher utility costs. Store operating expenses in the third quarter of fiscal 2008 were down $6.4 million, or 4.8%, from a year ago, benefiting from a $4.2 million reduction in our insurance reserves as a result of our favorable claims experience. We expect to continue to see the benefits of our restructuring program and our increased focus on controlling store operating expenses through the remainder of fiscal 2008.

Market and Industry Trends

During the third quarter of fiscal 2008, crude oil prices increased from $101 per barrel to a peak of more than $139 per barrel, which increased our wholesale gasoline costs. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Increases in gasoline prices, combined with a weakening U.S. economy, a slumping housing market and inflationary pressures, continued to reduce consumer disposable income throughout the southeastern United States. Lower disposable income resulted in decreased recreational travel and consumer discretionary spending, which resulted in lower demand for our gasoline and merchandise.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for the three and nine months ended June 26, 2008 and June 28, 2007 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
Selected financial data:
Merchandise gross profit [1]	$156,616	$157,654	$445,477	$425,175
Merchandise margin	36.5%	36.6%	37.0%	37.3%
Retail gasoline data:
Gallons	532,195	546,012	1,575,799	1,479,307
Margin per gallon	$0.1068	$0.1282	$0.1008	$0.1111
Retail price per gallon	$3.72	$2.87	$3.25	$2.48
Wholesale gasoline data:
Gallons	16,716	24,783	52,966	36,855
Margin per gallon	$0.0403	$0.0320	$0.0326	$0.0393
Total gasoline gross profit [1]	$57,523	$70,794	$160,619	$165,800

Comparable store data:
Merchandise sales (decrease) increase (%)	(2.5%)	1.9%	(1.7%)	2.1%
Merchandise sales (decrease) increase	$(9,856)	$6,744	$(18,139)	$20,365
Gasoline gallons (decrease) increase (%)	(5.2%)	1.0%	(3.7%)	1.3%
Gasoline gallons (decrease) increase	(25,960)	4,396	(51,108)	15,749
Number of stores:
End of period	1,660	1,642	1,660	1,642
Weighted-average store count	1,659	1,632	1,649	1,556

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended June 26, 2008 Compared to the Three Months Ended June 28, 2007

Merchandise Revenue and Gross Profit. Merchandise revenue for the third quarter of fiscal 2008 was $429.2 million compared to $431.0 million during the third quarter of fiscal 2007, a decrease of $1.8 million, or 0.4%. This decrease is primarily attributable to a decline in comparable store merchandise revenue of 2.5%, or $9.9 million, partially offset by merchandise revenue from stores acquired since the beginning of the third quarter of fiscal 2007 of $5.9 million. Merchandise gross profit was $156.6 million for the third quarter of fiscal 2008 compared to $157.6 million for the third quarter of fiscal 2007, a decrease of $1.0 million, or 0.7%. This decrease is primarily attributable to lower merchandise revenue during the third quarter of fiscal 2008 and a 10 basis point decrease in merchandise gross margin to 36.5% for the third quarter of fiscal 2008 compared to 36.6% for the third quarter of fiscal 2007. The decline in merchandise gross margin was primarily due to lower cigarette margins as a result of increased promotional activity.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the third quarter of fiscal 2008 was $2.0 billion compared to $1.6 billion during the third quarter of fiscal 2007, an increase of $414.2 million, or 25.5%. This increase is primarily attributable to the 29.6% increase in the average retail price per gallon to $3.72, offset by a decrease in gasoline gallons sold. Gasoline gallons sold were 548.9 million in the third quarter of fiscal 2008 compared to 570.8 million during the third quarter of fiscal 2007, a decrease of 21.9 million gallons, or 3.8%. The decrease is primarily attributable to a decrease in comparable store gasoline gallons sold of 26.0 million gallons, or 5.2%. The decrease in comparable store gasoline gallons sold was primarily due to decreased consumer demand for gasoline due to weak economic conditions and higher retail gasoline prices.

Gasoline gross profit was $57.5 million for the third quarter of fiscal 2008 compared to $70.8 million for the third quarter of fiscal 2007, a decrease of $13.3 million, or 18.8%. The decrease is primarily attributable to the 21.9 million gallon decrease in the number of gasoline gallons sold discussed above and the 2.1 cent decrease in retail gross profit per gallon to 10.7 cents for the third quarter of fiscal 2008 from 12.8 cents in the third quarter of fiscal 2007. The decline in retail gross profit per gallon is primarily due to steadily rising wholesale fuel costs during the third quarter of fiscal 2008, increased credit card fees due to the higher average retail price per gallon and the pre-tax mark-to-market loss of $1.4 million on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately 0.3 cents per gallon on a pre-tax basis. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 6.2 cents per gallon and 4.8 cents per gallon for the three months ended June 26, 2008 and June 28, 2007, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the third quarter of fiscal 2008 totaled $148.3 million compared to $159.5 million for the third quarter of fiscal 2007, a decrease of $11.2 million, or 7.0%. This decrease is a result of reductions in our corporate overhead costs, our continued focus on controlling store operating expenses and a $4.2 million positive adjustment related to our self-insurance reserves recognized in the third quarter fiscal 2008. Average per store operating expenses for the third quarter of fiscal 2008 decreased 6.4% from the third quarter of fiscal 2007 despite an increase in average per store utility costs of approximately 5.3%.

Depreciation and Amortization. Depreciation and amortization expenses were $27.3 million for the third quarter of fiscal 2008 compared to $25.8 million for the third quarter of fiscal 2007, an increase of $1.5 million, or 5.8%. This increase is primarily attributable to acquisitions and increased capital expenditures since March 30, 2007. The increase in capital expenditures is primarily due to new store development as we have opened 16 new stores since March 30, 2007.

Income from Operations. Income from operations totaled $38.6 million for the third quarter of fiscal 2008 compared to $43.2 million for the third quarter of fiscal 2007, a decrease of $4.6 million, or 10.7%. This decrease is primarily attributable to the decrease in gasoline gross profit, partially offset by decreases in store operating and general and administrative expenses, each of which are discussed above.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the third quarter of fiscal 2008 totaled $66.1 million compared to EBITDA of $69.1 million for the third quarter of fiscal 2007, a decrease of $3.0 million, or 4.4%. Adjusted EBITDA for the third quarter of fiscal 2008 totaled $54.7 million compared to $58.6 million for the third quarter of fiscal 2007, a decrease of $4.0 million, or 6.7%. These decreases are primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income (amounts in thousands):

	Three Months Ended
	June 26, 2008	June 28, 2007
Adjusted EBITDA	$54,667	$58,623
Payments made for lease finance obligations	11,450	10,517
EBITDA	66,117	69,140
Interest expense, net and loss on extinguishment of debt	(21,775)	(22,598)
Depreciation and amortization	(27,268)	(25,762)
Income tax expense	(6,406)	(8,135)
Net income	$10,668	$12,645

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	June 26, 2008	June 28, 2007
Adjusted EBITDA	$54,667	$58,623
Payments made for lease finance obligations	11,450	10,517
EBITDA	66,117	69,140
Interest expense, net	(21,775)	(20,386)
Income tax expense	(6,406)	(8,135)
Stock based compensation	808	903
Changes in operating assets and liabilities	12,064	883
Other	9,199	3,290
Net cash provided by operating activities	$60,007	$45,695
Net cash used in investing activities	$(24,914)	$(346,290)
Net cash provided by financing activities	$77,857	$313,688

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $2.2 million during the third quarter of fiscal 2007 represents a write-off of unamortized loan origination costs associated with the refinancing of our senior credit facility.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the third quarter of fiscal 2008 was $21.8 million compared to $20.4 million for the third quarter of fiscal 2007. This increase is primarily due to increased lease finance obligations and increased borrowings under our senior credit facility.

Nine Months Ended June 26, 2008 Compared to the Nine Months Ended June 28, 2007

Merchandise Revenue and Gross Profit. Merchandise revenue for the first nine months of fiscal 2008 was $1.2 billion compared to $1.1 billion for the first nine months of fiscal 2007, an increase of $63.8 million, or 5.6%. This increase is primarily attributable to $77.5 million in merchandise revenue from stores acquired since the beginning of fiscal 2007, offset by a 1.7%, or $18.1 million, decrease in comparable store merchandise revenue compared to the first nine months of fiscal 2007. Merchandise gross profit was $445.5 million for the first nine months of fiscal 2008 compared to $425.2 million for the first nine months of fiscal 2007, an increase of $20.3 million, or 4.8%. This increase is primarily attributable to the increased merchandise revenue during the first nine months of fiscal 2008, partially offset by the 30 basis point decrease in merchandise margin to 37.0% for the first nine months of fiscal 2008 compared to 37.3% for the first nine months of fiscal 2007. The decline in merchandise gross margin was primarily due to lower cigarette margins as a result of increased promotional activity.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the first nine months of fiscal 2008 was $5.3 billion compared to $3.7 billion during the first nine months of fiscal 2007, an increase of $1.5 billion, or 40.7%. This increase is primarily attributable to the 31.1% increase in the average retail price per gallon to $3.25 and an increase in gasoline gallons sold. Gasoline gallons sold during the first nine months of fiscal 2008 were 1.6 billion compared to 1.5 billion during the first nine months of fiscal 2007, an increase of 112.6 million gallons, or 7.4%. This increase is primarily attributable to 135.1 million gasoline gallons sold by stores acquired since the beginning of fiscal 2007, partially offset by a decrease in comparable store gallons sold of 51.1 million gallons, or 3.7%.

Gasoline gross profit was $160.6 million for the first nine months of fiscal 2008 compared to $165.8 million for the first nine months of fiscal 2007, a decrease of $5.2 million, or 3.1%. This decrease is primarily attributable to retail gross profit per gallon to 10.1 cents for the first nine months of fiscal 2008, down from 11.1 cents for the first nine months of fiscal 2007, partially offset by the 112.6 million gallon increase in gasoline gallons sold. The decline in retail gross profit per gallon is primarily due to steadily rising wholesale fuel costs during the first nine months of fiscal 2008, increased credit card fees due to the higher average retail price per gallon and the $9.9 million in mark-to-market losses on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately 0.6 cents per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 5.5 cents per gallon and 4.3 cents per gallon for the nine months ended June 26, 2008 and June 28, 2007, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the first nine months of fiscal 2008 totaled $447.1 million compared to $436.0 million for the first nine months of fiscal 2007, an increase of $11.0 million, or 2.5%. This increase is primarily due to increased store count from acquisitions.

Depreciation and Amortization. Depreciation and amortization expenses were $80.7 million for the first nine months of fiscal 2008 compared to $68.8 million for the first nine months of fiscal 2007, an increase of $11.8 million, or 17.2%. This increase is primarily attributable to acquisitions and increased capital expenditures since December 28, 2006. The increase in capital expenditures is primarily due to our new store development as we have opened 16 new stores since March 30, 2007.

Income from Operations. Income from operations totaled $78.4 million for the first nine months of fiscal 2008 compared to $86.1 million for the first nine months of fiscal 2007, a decrease of $7.8 million, or 9.0%. This decrease is primarily attributable to the decrease in gasoline gross profit and the increases in store operating, general and administrative and depreciation and amortization expenses, partially offset by the increase in merchandise gross profit, each of which is discussed above.

EBITDA and Adjusted EBITDA. EBITDA for the first nine months of fiscal 2008 totaled $159.8 million compared to EBITDA of $155.5 million for the first nine months of fiscal 2007, an increase of $4.3 million, or 2.8%. Adjusted EBITDA for the first nine months of fiscal 2008 totaled $125.6 million compared to $130.9 million for the first nine months of fiscal 2007, a decrease of $5.4 million, or 4.1%. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Nine Months Ended
	June 26, 2008	June 28, 2007
Adjusted EBITDA	$125,572	$130,931
Payments made for lease finance obligations	34,221	24,556
EBITDA	159,793	155,487
Interest expense, net and loss on extinguishment of debt	(65,255)	(51,673)
Depreciation and amortization	(80,679)	(68,845)
Income tax expense	(5,021)	(13,839)
Net Income	$8,838	$21,130

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Nine Months Ended
	June 26, 2008	June 28, 2007
Adjusted EBITDA	$125,572	$130,931
Payments made for lease finance obligations	34,221	24,556
EBITDA	159,793	155,487
Interest expense, net	(65,255)	(49,461)
Income tax expense	(5,021)	(13,839)
Stock based compensation	2,545	2,729
Changes in operating assets and liabilities	(9,589)	(8,972)
Other	8,766	6,318
Net cash provided by operating activities	$91,239	$92,262
Net cash used in investing activities	$(102,469)	$(480,813)
Net cash provided by financing activities	$101,592	$346,299

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $2.2 million for the first nine months of fiscal 2007 represents a write-off of unamortized loan origination costs associated with the refinancing of our senior credit facility.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first nine months of fiscal 2008 was $65.3 million compared to $49.5 million for the first nine months of fiscal 2007. The increase is primarily due to increased lease finance obligations and increased borrowings under our senior credit facility.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions and asset dispositions to finance our operations, pay principal and interest our debt and fund capital expenditures. Our working capital as of June 26, 2008 was $136.7 million. Cash provided by operating activities decreased to $91.2 million for the first nine months of fiscal 2008 compared to $92.3 million for the first nine months of fiscal 2007. The decrease in cash flow from operations is primarily due to certain changes in working capital, partially offset by net income of $8.8 million. We had $161.9 million of cash and cash equivalents on hand at June 26, 2008.

Capital Expenditures. Capital expenditures (excluding all acquisitions and accrued purchases) for the first nine months of fiscal 2008 were $91.7 million. In the first nine months of fiscal 2008, we had proceeds of $3.9 million from asset dispositions, $4.1 million from vendor reimbursements and $7.6 million from lease finance obligations. As a result, our net capital expenditures, excluding all acquisitions, for the first nine months of fiscal 2008 were $76.1 million, compared to $78.5 million in the first nine months of fiscal 2007. The decrease is primarily due to a continued focus on reducing non-essential capital expenditures while continuing our new store development and technology improvement strategies. We anticipate that net capital expenditures for fiscal 2008 will be approximately $90.0 million.

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

Acquisitions. During the first nine months of fiscal 2008, we purchased 20 stores in three transactions for approximately $14.6 million.

Cash Flows from Financing Activities. For the first nine months of fiscal 2008, net cash provided by financing activities was $101.6 million. At June 26, 2008, our debt consisted primarily of $447.4 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $150.0 million of outstanding 3.0% convertible notes. At June 26, 2008, we also had outstanding $461.8 million of lease finance obligations.

Senior Credit Facility. We have outstanding a Third Amended and Restated Credit Agreement which defines the terms of our senior credit facility, which includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million initial term loan and (iii) a $100.0 million delayed draw term loan. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit.

As of June 26, 2008, we had no outstanding borrowings under our revolving credit facility and approximately $83.0 million of standby letters of credit had been issued. As of June 26, 2008, we had approximately $142.0 million in available borrowing capacity under the revolving credit facility (approximately $37.0 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility and to provide working capital and for general corporate purposes.

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

Shareholders’ Equity. As of June 26, 2008, our shareholders’ equity totaled $365.1 million. The $11.3 million increase from September 27, 2007 is primarily attributable to the net income in the first nine months of fiscal 2008 of $8.8 million, $4.6 million increase in additional paid-in capital, offset by $1.6 million in unrealized losses on cash flow hedges and a one time FIN 48 charge of $556 thousand. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of June 26, 2008, we had approximately $142.0 million in available borrowing capacity under our revolving credit facility, approximately $37.0 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161 to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our convertible notes. We are currently evaluating FSP APB 14-1 to determine the impact, if any, it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

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

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 26, 2008, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at June 26, 2008. Fair values have been determined based on quoted market prices as of June 26, 2008.

Expected Maturity Date
as of June 26, 2008
(Dollars in thousands)
	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total	Fair Value
Long-term debt	$1,135	$4,538	$4,532	$4,526	$4,520	$828,384	$847,635	$667,653
Weighted-average interest rate	5.49%	5.41%	5.07%	5.03%	5.02%	5.27%	5.18%

In order to reduce our exposure to interest rate fluctuations, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 26, 2008, the interest rate on approximately 79.0% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 68.7% at September 27, 2007. The increase in the fixed portion of our long term debt for the first nine months of fiscal 2008 was due to the addition of $170.0 million of fixed rate swap agreements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 26, 2008 would be to change interest expense by approximately $1.8 million.

The following table presents the notional principal amount, weighted-average pay rate, weighted-average receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	June 26, 2008	September 27, 2007
Notional principal amount	$270,000	$115,000
Weighted-average fixed pay rate	4.15%	4.26%
Weighted-average variable receive rate	2.62%	5.38%
Weighted-average years to maturity	1.38	1.42

As of June 26, 2008, the fair value of our swap agreements represented a net liability of $2.1 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Gasoline Hedging

In order to hedge against the contraction in our gasoline margins that often results when increases in retail gasoline prices lag behind increases in the prices for wholesale gasoline, in the second quarter of fiscal 2008 we established hedging positions on approximately 60.9 million gasoline gallons, or 3.0% of our annual gasoline volume. These hedging positions, which we settled on May 5, 2008, consisted in part of futures contracts for the sale of crude oil and the purchase of gasoline and were designed to increase in value with the expansion of refining margin that has historically occurred from April to August of each year. While these hedging positions remained open, we were subject to commodity price risk to the extent that crude oil and gasoline prices deviated from our fixed contract settlement amounts, and we were required to settle any gains or losses in our margin accounts on a daily basis. Due to the volatility of the oil market and an unusual change in the relative pricing of crude oil futures and gasoline futures, we experienced an after-tax loss of approximately $5.0 million on these positions in the second quarter of fiscal 2008 and recognized an additional after-tax hedging loss of approximately $900 thousand during the third quarter. At this time, we have no plans to engage in any further gasoline hedging activities.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

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

We have previously taken and may in the future take steps to manage our exposure to volatility in wholesale petroleum costs by entering into a variety of hedging arrangements related to the future prices of crude oil and gasoline, including futures, forwards, option contracts and swaps traded on the New York Mercantile Exchange (NYMEX). While hedging transactions are intended to offset the adverse effects of volatile wholesale gasoline prices that may be associated with lagging retail gasoline prices, we may be required, in connection with such hedging transactions, to make payments to maintain margin accounts related to these transactions and to settle the contracts at their value upon termination. The maintenance of required margins and the settlement of hedging contracts at termination could cause us to suffer losses or limited gains. In particular, hedging transactions could expose us to the risk of financial loss upon unanticipated or atypical variations in the sales price of crude oil and that of wholesale gasoline. These financial losses could have a material adverse effect on our financial condition and results of operations. For example, during the second and third quarters of fiscal 2008, we incurred aggregate losses of approximately $9.9 million related to hedging transactions prior to closing out all of our hedging positions on May 5, 2008.

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

Although we do not expect to make any material acquisitions during the remainder of fiscal 2008, an important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,660 stores, and we expect to continue to selectively review acquisition opportunities as a future element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of June 26, 2008, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of June 26, 2008, the availability under our revolving credit facility for borrowing was approximately $142.0 million (approximately $37.0 million of which was available for issuance of letters of credit).

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

These state trust funds or other responsible third parties (including insurers) are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially adversely affect our business, financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing or acquired locations. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect our business, operating results and financial condition.

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

We purchase over 50% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on two principal suppliers for the majority of our gasoline. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

BP® and CITGO® supply approximately 75% of our gasoline purchases. We have contracts with CITGO® until 2010 and BP® until 2012, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our financial condition and results of operations.

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

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be adversely affected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of August 1, 2008, there were 22,209,615 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 5.	Other Information.

On August 1, 2008, we entered into an amended and restated distribution service agreement with McLane, which replaced the pre-existing distribution service agreement. The amended and restated distribution service agreement restated all of the prior amendments to the distribution service agreement, and amended certain of the terms and conditions governing our arrangement with McLane by, among other things, extending the term of our arrangement with McLane through December 31, 2014 and modifying the timing and amount of the service allowances that McLane is required to pay us.

The foregoing description of the revisions contained in the amended and restated distribution service agreement does not purport to be complete and is qualified in its entirety by reference to the amended and restated distribution service agreement, a copy of which is filed herewith as Exhibit 10.8 and is incorporated into this Item 5 by reference.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1

Severance Agreement and General Release dated March 31, 2008 by and between The Pantry, Inc. (“The Pantry”) and David M. Zaborski (incorporated by reference to Exhibit 10.12 to The Pantry's, Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.2

Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.3

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.4

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.5

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.16 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.6

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.7

Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.8

Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Sr. Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	August 5, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1

Severance Agreement and General Release dated March 31, 2008 by and between The Pantry Inc. (“The Pantry”) and David M. Zaborski (incorporated by reference to Exhibit 10.12 to The Pantry's, Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.2

Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.3

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.4

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.5

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.16 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.6

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.7

Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)

10.8

Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

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