Form 10-K
period 2008-09-25
PANTRY INC
filed 2008-12-09
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2008

Commission File Number: 000-25813

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1410

1801 Douglas Drive

Sanford, North Carolina

27330

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (919) 774-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No	☒

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No	☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2008 was $484,506,968

As of December 5, 2008, there were issued and outstanding 22,221,615 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 17, 2009	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 25, 2008, we operated 1,653 stores in 11 states under a number of selected banners including Kangaroo Express®, our primary operating banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, leveraging our geographic economies of scale, and growing our store base through selective acquisitions and development of new stores.

Our principal executive offices are located at 1801 Douglas Drive, Sanford, North Carolina 27330. Our telephone number is 919-774-6700.

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

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2009” refer to our fiscal year which ends on September 24, 2009, references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008, references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007, references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006, references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005, and references to “fiscal 2004” refer to our fiscal year which ended September 30, 2004. Our fiscal year ended September 30, 2004 included 53 weeks, and all other fiscal years presented included 52 weeks.

Operations

Merchandise Operations.    In fiscal 2008, our merchandise sales were 18.2% of our total revenues and gross profit on our merchandise sales was 69.4% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Merchandise sales (in millions)	$1,636.7	$1,575.9	$1,385.7	$1,228.9	$1,172.8
Average merchandise sales per store (in thousands)	$991.3	$998.7	$954.3	$897.7	$856.7
Comparable store merchandise sales (decrease) increase (%)	(1.7%)	2.3%	4.9%	5.3%	3.4%
Comparable store merchandise sales (decrease) increase (in thousands)	$(25,209)	$29,443	$57,026	$53,218	$33,634
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	36.4%	37.2%	37.4%	36.6%	36.3%

The decrease in average merchandise sales per store in fiscal 2008 is primarily due to the fiscal 2008 comparable store merchandise sales decrease of 1.7%. The decrease in comparable store merchandise sales was primarily due to a weakening economy and decreased foot traffic due to a reduction in gasoline gallons sold.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Tobacco products	31.5%	31.1%	31.0%	31.1%	30.8%
Packaged beverages (1)	19.0	17.5	16.9	16.3	15.7
Beer and wine	16.3	15.6	15.9	16.3	16.8
Self-service fast foods and beverages	5.5	5.5	5.7	5.6	5.5
General merchandise, health and beauty care	5.0	5.9	6.0	6.3	6.0
Salty snacks	4.4	4.4	4.5	4.2	4.2
Fast food service	4.4	4.3	4.2	4.2	3.9
Candy	4.1	4.0	3.9	3.9	3.8
Services	3.5	3.5	3.4	3.0	3.3
Dairy products	2.5	2.5	2.7	3.1	3.3
Bread and cakes	2.2	2.2	2.2	2.3	2.3
Newspapers and magazines	1.2	1.3	1.5	1.6	1.7
Grocery and other merchandise (1)	0.4	2.2	2.1	2.1	2.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1) For fiscal 2008 certain beverages were reclassified from grocery to the package beverage category.

As of September 25, 2008, we operated 237 quick service restaurants within 225 of our locations. In 156 of these quick service restaurants, we offer products from nationally branded food franchises including Subway® , Quiznos® , Hardee’s® , Krystal® , Church’s® , Dairy Queen® , Baskin-Robbins® and Bojangles® . In addition, we offer a variety of proprietary food service programs in 81 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

We purchase over 50% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in December 2014. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We also generate car wash revenue at 280 of our stores.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations we offer a mix of branded and private brand gasoline based on an evaluation of local market conditions. Of our 1,635 stores that sold gasoline as of September 25, 2008, 1,119, or 68.4%, were branded under the BP® , CITGO® , Chevron® , Shell® , Texaco® or ExxonMobil® brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts. The initial terms of these supply agreements have expiration dates ranging from 2010 to 2013 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from CITGO Petroleum Corporation (“CITGO”). There are approximately 60 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

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

In our wholesale business we purchase branded and unbranded gasoline and arrange for its distribution to contracted independent operators of convenience stores and commercial end users. For fiscal 2008 and 2007 our wholesale business accounted for approximately 3.1% of our total gasoline gallon volume and less than 1.0% of our total gasoline gallon volume in fiscal 2006.

In fiscal 2008, our gasoline revenues were 81.8% of our total revenues and gross profit on our gasoline revenues was 30.6% of our total gross profit. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Retail
Gasoline sales (in millions)	$7,150.4	$5,192.2	$4,533.4	$3,191.3	$2,313.2
Gasoline gallons sold (in millions)	2,103.4	2,032.8	1,757.8	1,496.5	1,372.4
Average gallons sold per store (in thousands)	1,288.8	1,306.4	1,230.1	1,114.3	1,022.6
Comparable store gallons (decrease) increase (%)	(4.4%)	1.0%	3.1%	4.7%	2.0%
Comparable store gallons (decrease) increase (in thousands)	(80,368)	16,115	43,218	53,928	23,743
Average price per gallon	$3.40	$2.55	$2.58	$2.13	$1.69
Average gross profit per gallon	$0.124	$0.109	$0.159	$0.143	$0.120
Locations selling gasoline	1,635	1,623	1,470	1,377	1,335
Branded locations	1,119	1,093	971	878	890
Private branded locations	516	530	499	499	445
Wholesale
Gasoline sales (in millions)	$208.5	$143.0	$42.7	$9.0	$7.0
Gasoline gallons sold (in millions)	67.6	62.9	17.1	4.5	4.5
Average gross profit per gallon	$0.037	$0.036	$0.082	$0.060	$0.078

The decrease in average gallons sold per store in fiscal 2008 is mainly due to the comparable store gallon decrease of 4.4%. The decrease in comparable store gasoline gallons sold was due primarily to higher retail gasoline prices and a weakening economy, each of which contributed to decreases in miles driven in our market areas. Retail gasoline prices were impacted by the volatile wholesale gasoline markets, which resulted from significant fluctuations in the price of crude oil during fiscal 2008. Domestic crude oil increased from a low of approximately $78 per barrel in October 2007 to a high of approximately $146 per barrel in July 2008, and then ended the fiscal year at approximately $107 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets in the future.

In addition to the impact of higher crude oil prices during fiscal 2008, wholesale gasoline supply was constrained during the month of September because of the impact of Hurricanes Ike and Gustav, which adversely impacted refining in and supply from the Gulf Coast region. At the height of the supply shortage, over 90% of the Gulf Coast refineries’ production was impacted in some way. These production stoppages caused a ripple effect throughout our market area as our suppliers were unable to ship sufficient amounts of fuel into most of our markets. As a result, a number of our stores experienced fuel outages and intermittent supply issues throughout the remainder of September, which further contributed to decreases in our fiscal 2008 gasoline gallons sold.

Store Locations.    As of September 25, 2008, we operated 1,653 convenience stores Approximately 33% of our stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 27% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,700 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 25, 2008	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Florida	27.4%	453	461	441	442	461
North Carolina	23.3	385	387	325	304	322
South Carolina	17.1	283	277	236	235	239
Georgia	8.0	133	136	125	126	98
Tennessee	6.3	104	104	101	101	103
Mississippi	6.0	99	82	73	53	51
Alabama	4.9	81	83	77	38	—
Virginia	3.0	50	50	50	50	30
Kentucky	1.8	30	30	31	33	37
Louisiana	1.6	26	25	25	8	8
Indiana	0.6	9	9	9	10	12

Total	100%	1,653	1,644	1,493	1,400	1,361

The following table summarizes our activities related to acquisitions, store openings and store closures for each of the last five fiscal years:

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Number of stores at beginning of period	1,644	1,493	1,400	1,361	1,258
Acquired or opened	32	162	117	97	140
Closed or sold	(23)	(11)	(24)	(58)	(37)

Number of stores at end of period	1,653	1,644	1,493	1,400	1,361

The tables below provide information concerning the acquisitions we completed in fiscal 2008 and in fiscal 2007:

Fiscal 2008
Date Acquired	Seller	Trade Name	Locations	Number of Stores
March 27, 2008	Sayle Oil Company., Inc., Sayle-Callicutt, LLC and K.W.P.-Sayle, LLC	Not acquired	Mississippi	16
Others (fewer than 5 stores)	Various	Various	North Carolina and South Carolina	4

Total				20

Fiscal 2007
Date Acquired	Seller	Trade Name	Locations	Number of Stores
December 21, 2006	Graves Oil Co.	Rascals	Mississippi	7
January 11, 2007	Angler’s Mini-Mart, Inc.	Angler’s Mini-Mart	South Carolina	16
February 1, 2007	Rousseau Enterprises, Inc.	LeStore	Florida	8
February 8, 2007	Southwest Georgia Oil Co., Inc.	Sun Stop®	Alabama, Florida, and Georgia	24
April 5, 2007	Petro Express, Inc.	Petro Express®	North Carolina and South Carolina	66
April 19, 2007	Willard Oil Company, Inc., Fast Phil’s of SC, Inc. and Willard Realty Associates	Fast Phil’s	South Carolina	11
Others (fewer than 5 stores)	Various	Various	Alabama, Florida, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee	20

Total				152

Acquisitions.    We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. Finally, while we strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment, we do not adhere to any strict requirements with respect to time to accretion or rate of return when identifying potential acquisitions.

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment that focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. During fiscal 2008, we opened 12 new locations. During fiscal 2009, we plan to open 4 new larger format stores. We believe the larger store layout in the correct location provides opportunity for higher merchandise and gasoline revenues.

Improvement of Store Facilities and Equipment.    During fiscal 2008, we upgraded the facilities and equipment at many of our existing and acquired store locations. To determine locations for remodels and rebuilds, management assesses potential return on investment, sales volume, existing and potential competition and lease term. During fiscal 2008, we spent approximately $11.6 million on store remodels and rebuilds. We completed remodels at 15 locations and completed rebuilds at two locations.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2008, we closed or sold 23 stores compared to 11 stores in fiscal 2007.

Store Operations.    Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of divisional vice presidents, region managers and district managers who, with our corporate management, evaluate store operations. District managers typically oversee approximately ten stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region. management.

Seasonality.    Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

Competition

The convenience store and retail gasoline industries are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets.

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

Technology and Store Automation

In fiscal 2008 we continued to invest in and deploy technologies we identified and prioritized in our systems roadmap. The roadmap focuses on both strategic and tactical system upgrades and replacing legacy systems that align with our business strategy and create synergies by effectively combining people, process and technology capabilities. We will continue to integrate technology and business initiatives to ensure Information Technology (IT) solutions and staff deliver performance and value to our company and strategically involve subject matter experts and benchmarking to ensure we implement proven solutions.

Our initiatives include:

•	Routinely assessing our systems strategy and IT architectural blueprint to ensure alignment with our overall business strategy;

•	Responding to and planning for future growth and garnering expected efficiencies as we continue to grow;

•	Continuing efforts to collaborate with internal business groups to improve processes and apply systems (applications and technology); and solutions;

•	Adhering to compliance requirements such as Sarbanes-Oxley and Payment Card Industry Standards, which require more reliable and consistent technology-based controls.

We also continue to invest in complementary technology programs and system upgrades targeted to improve store level gasoline pricing, overall store operations and merchandise inventory management, along with new decision support tools. These initiatives include:

•

Working with AT&T to assist us in the wide-scale rollout of a communications network that will create a real-time connection between our Corporate Support Center and our stores. Success at pilot store locations led to the start of a chain-wide rollout that has produced benefits in the form of operational efficiencies and reduced transaction times for customers.

•

Implementing a chain wide rollout of Retalix’s StorePoint & IBM Point-Of-Sale solution, which in addition to processing sales transactions, should facilitate improvements in store operations, merchandising opportunities, and accounting processing.

We continue to develop, enhance and utilize proprietary and packaged applications aligned with the business strategies to provide business transformation tools to automate internal business processes and improve decision making capabilities. We anticipate that we will continue to invest in information systems that make our business operations competitive.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry ®, Worth ®, Golden Gallon ®, Bean Street Coffee Company ®, Big Chill ®, Celeste ®, The Chill Zone ®, Lil’ Champ Food Store ®, Kangaroo ®, Kangaroo Express ®, Sprint SM, Cowboys ®, Aunt M’s ®, Quickstop SM , and Petro Express ®. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

Federal and state regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 25, 2008, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. For example, Florida regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 46 locations by December 31, 2009. We anticipate that these capital expenditures will be approximately $10.5 million. At this time, we believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

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

As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2007, environmental reserves of approximately $1.1 million and $20.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with

256 and 285 known contaminated sites as of September 25, 2008 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $18.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we may spend up to $1.3 million for remediation, tank removal and litigation. Also, as of September 25, 2008 and September 27, 2007, there were an additional 518 and 557 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 25, 2008, anticipated reimbursements of $18.9 million are recorded as other noncurrent assets and $3.9 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. For example, the federal minimum wage increased from $5.85 per hour to $6.55 per hour effective July 24, 2008, and will increase to $7.25 per hour effective July 24, 2009.

Employees

As of September 25, 2008, we had 14,221 total employees (11,128 full-time and 3,093 part-time), with 13,465 employed in our stores and 756 in corporate and field management. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Peter J. Sodini	67	President, Chief Executive Officer and Chairman of the Board
Melissa H. Anderson	44	Senior Vice President, Human Resources
Keith S. Bell	45	Senior Vice President, Fuels
Steven J. Ferreira	52	Senior Vice President, Business Development
Frank G. Paci	51	Senior Vice President, Finance, and Chief Financial Officer
R. Brad Williams	38	Senior Vice President, Field Operations

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

Melissa H. Anderson has served as our Senior Vice President, Human Resources since November 2006. Prior to joining The Pantry, Ms. Anderson was with International Business Machines Corporation (“IBM”) where for the last three years she was the Vice President of Human Resources for IBM Global Financing. Previously, Ms. Anderson held numerous human resource positions in her 17-year tenure with IBM, including Human Resource Director for IBM’s Tivoli unit.

Keith S. Bell has served as our Senior Vice President, Fuels since July 2006. Mr. Bell is an 18-year veteran of BP p.l.c. (“BP”) and Amoco Oil Company (“Amoco”), which was acquired by BP in 1998, where he most recently spent two years as Vice President of BP's US branded jobber business. During his career at BP and Amoco, Mr. Bell progressed through a variety of executive positions including two years as Vice President of Pricing and Supply for BP's US Fuels Northeast Region, two years as Eastern US Regional Vice President of BP’s branded jobber business, and three years as Performance Unit Leader – Southeast.

Steven J. Ferreira has served as our Senior Vice President, Business Development since May 2008. Prior to that, Mr. Ferreira served as our Vice President, Administration since February 2001 and as our Vice President, Strategic Planning since May 1997. Before joining The Pantry, Mr. Ferreira was with The Store 24 Companies, Inc. for nearly 20 years where he held various executive positions including Vice President Operations, Vice President Marketing and, finally, Chief Operating Officer.

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

R. Brad Williams has served as our Senior Vice President of Field Operations since December 3, 2008 and as our Vice President of Field Operations as of February 2008. He served as our Regional Vice President of Operations from 1998 until 2006 and Group Vice President of Operations from 2006 until 2008. Prior to joining The Pantry in 1998, Mr. Williams held numerous operational and marketing positions with E-Z Serve Convenience Stores, Inc. and ConocoPhillips.

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

Risks Related to Our Industry

The convenience store and retail gasoline industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail gasoline industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In a number of our markets, our competitors that sell ethanol-blended gasoline may have a competitive advantage over us because, in certain regions of the country, the wholesale cost of ethanol-blended gasoline may, at times, be less than pure gasoline. Competitive pressures could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Volatility in crude oil and wholesale petroleum costs could impact our operating results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 79.0% of total revenues and our gasoline gross profit accounted for approximately 31.1% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East and South America, could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. During fiscal 2008, increases in the retail price of petroleum products impacted consumer demand for gasoline, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margins because fuel costs typically increase faster than retailers are able to pass them along to customers. Higher fuel prices also trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gasoline gallons sold. A significant change in any of these factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on gasoline and convenience items. In addition, approximately 33% of our stores are located in coastal, resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If visitors to coastal resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. During fiscal 2008, we experienced sales declines in both gasoline and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both gasoline and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, and tax increases on, tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 5.8% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.5% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on demand for cigarettes. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Any increase in state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Inability to identify, acquire and integrate new stores could adversely affect our business.

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,653 stores as of November 20, 2008, and we expect to continue to selectively pursue acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of September 25, 2008, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of September 25, 2008, the availability under our revolving credit facility for borrowing was approximately $131.7 million (approximately $26.7 million of which was available for issuance of letters of credit).

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

In addition, the Third Amended and Restated Credit Agreement (“credit agreement”) governing our senior credit facility and the indenture governing our senior subordinated notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes (“convertible notes”), does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the $225.0 million available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business, financial condition and results of operations. For example, the federal minimum wage increased from $5.85 per hour to $6.55 per hour effective July 24, 2008, and will increase to $7.25 per hour effective July 24, 2009.

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

BP® and CITGO® supply approximately 65% of our gasoline purchases. We have contracts with CITGO® until 2010 and BP® until 2012, but we may not be able to renew either contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO® ’s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO® to obtain crude oil in sufficient quantities would adversely affect its ability to provide gasoline to us and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team, including our President and Chief Executive Officer, Peter J. Sodini. Mr. Sodini’s employment contract terminates in September 2009. If, for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 5, 2008, there were 22,221,615 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements and other factors discussed in this Item 1A and throughout “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You may not be able to resell your shares of our common stock at or above the price you pay.

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

As of September 25, 2008, we own the real property at 373 of our stores and lease the real property at 1,280 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2008 for operating leases and leases accounted for as lease finance obligations was $72.5 million and $46.1 million, respectively. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2008-2010	32	1	33
2011-2015	59	—	59
2016-2020	85	2	87
2021-2025	130	10	140
2026-2030	111	25	136
2031-2035	248	10	258
2036-2040	22	53	75
2041-2045	174	26	200
2046-2050	31	20	51
2051-2055	15	226	241

Total	907	373	1,280

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

We own our corporate headquarters, a three story, 51,000 square foot office building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. On December 3, 2008, we purchased a two story, 62,000 square foot office building in Cary, North Carolina. This building, which will house approximately 200 employees, will become our new corporate headquarters in fiscal 2009. We believe that with our new headquarters we will continue to have adequate office space for the foreseeable future.

Item 3.	Legal Proceedings.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. On September 26, 2008, the court issued an order preliminarily approving the settlement. On April 6, 2009, the court will hold a hearing to determine whether to grant final approval of the settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

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

Our common stock, $.01 par value, represents our only voting securities. There were 22,209,615 shares of common stock issued and outstanding as of September 25, 2008. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	Fiscal 2008		Fiscal 2007
Quarter	High	Low	High	Low
First	$31.00	$23.99	$60.35	$45.53
Second	$31.05	$20.66	$51.72	$41.65
Third	$22.85	$8.81	$48.96	$42.46
Fourth	$22.61	$9.16	$47.40	$26.67

As of December 5, 2008, there were 27 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

		Fiscal Year Ended
	September 25, 2008	September 27, 2007		September 28, 2006		September 29, 2005	September 30, 2004
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,636.7	$1,575.9		$1,385.7		$1,228.9	$1,172.8
Gasoline revenue	7,358.9	5,335.2		4,576.0		3,200.3	2,320.2

Total revenues	8,995.6	6,911.1		5,961.7		4,429.2	3,493.1
Gross profit:(a)
Merchandise gross profit	595.1	586.0		517.9		449.2	425.4
Gasoline gross profit	263.0	224.7		281.2		213.9	165.4

Total gross profit	858.1	810.7		799.1		663.1	590.8

Store operating and general and administrative	612.0	597.3		521.1		450.3	419.3
Depreciation and amortization(b)	108.3	95.9		76.0		64.3	60.9
Income from operations	137.7	117.5		202.0		148.5	110.6
Loss on extinguishment of debt	—	2.2	(c)	1.8	(d)	—	23.1	(e)
Interest expense, net	87.6	72.2		54.7		54.3	63.5

Net income	31.8	26.7		89.2		57.8	15.7
Earnings per share:
Basic	$1.43	$1.17		$3.95		$2.74	$0.80
Diluted	$1.43	$1.17		$3.88		$2.64	$0.76
Weighted-average shares outstanding:
Basic	22,205	22,776		22,559		21,100	19,606
Diluted	22,236	22,911		22,987		21,930	20,669
Other Financial Data:
Adjusted EBITDA(f)	$201.1	$178.1		$254.2		$189.4	$150.2
EBITDA(f)	$247.2	$214.0		$278.9		$213.9	$172.5
Cash provided by (used in):
Operating activities	$157.5	$140.6		$154.3		$133.6	$117.0
Investing activities(g)	(115.5)	(528.7)		(219.3)		(166.2)	(227.1)
Financing activities	103.7	339.2		73.9		36.1	145.2
Gross capital expenditures	109.5	146.4		96.8		73.4	49.4
Net capital expenditures(h)	83.0	110.2		87.0		58.7	32.8
Store Operating Data:
Number of stores (end of period)	1,653	1,644		1,493		1,400	1,361
Average sales per store:
Merchandise revenue (in thousands)	$991.3	$998.7		$954.3		$897.7	$856.7
Gasoline gallons (in thousands)—Retail	1,288.8	1,306.4		1,230.1		1,114.3	1,022.7
Comparable store sales(i):
Merchandise sales (decrease) increase (%)	(1.7%)	2.3%		4.9%		5.3%	3.4%
Merchandise sales (decrease) increase (in thousands)	$(25,209)	$29,443		$57,026		$53,218	$33,634
Gasoline gallons (decrease) increase (%)	(4.4%)	1.0%		3.1%		4.7%	2.0%
Gasoline gallons (decrease) increase (in thousands)	(80,368)	16,115		43,218		53,928	23,743
Operating Data:
Merchandise gross margin	36.4%	37.2%		37.4%		36.6%	36.3%
Gasoline gallons sold (in millions)—Retail	2,103.4	2,032.8		1,757.8		1,496.5	1,372.4
Average gasoline price per gallon—Retail	$3.40	$2.55		$2.58		$2.13	$1.69
Average gasoline gross profit per gallon(j)—Retail	$0.124	$0.109		$0.159		$0.143	$0.120
Gasoline gallons sold (in millions)—Wholesale	67.6	62.9		17.1		4.5	4.5
Average gasoline gross profit per gallon(j)—Wholesale	$0.037	$0.036		$0.082		$0.060	$0.078
Balance Sheet Data (end of period):
Cash and cash equivalents	$217.2	$71.5		$120.4		$111.5	$108.0
Working capital	183.8	33.9		98.2		69.8	61.3
Total assets	2,168.7	2,029.4		1,587.9		1,388.2	1,232.9
Total debt and lease finance obligations	1,311.5	1,208.2		848.4		758.5	760.3
Shareholders’ equity	389.9	353.8		337.0		251.9	148.9

(footnotes on following pages)

(a)	Gross profit does not include depreciation or allocation of store operating and general and administrative expenses.

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

In accordance with GAAP, certain of our leases, including all of our sale-leaseback arrangements are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that do not account for their leases as lease finance obligations.

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation and amortization or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Adjusted EBITDA	$201,093	$178,097	$254,151	$189,390	$150,210
Payments made for lease finance obligations	46,137	35,889	24,719	24,471	22,247

EBITDA	247,230	213,986	278,870	213,861	172,457
Interest expense, net, and loss on extinguishment of debt	(87,593)	(74,411)	(56,493)	(54,314)	(86,619)
Depreciation and amortization	(108,326)	(95,887)	(76,025)	(64,341)	(60,911)
Income tax expense	(19,528)	(16,956)	(57,154)	(37,396)	(9,201)

Net income	$31,783	$26,732	$89,198	$57,810	$15,726

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005	September 30, 2004
Adjusted EBITDA	$201,093	$178,097	$254,151	$189,390	$150,210
Payments made for lease finance obligations	46,137	35,889	24,719	24,471	22,247
EBITDA	247,230	213,986	278,870	213,861	172,457
Interest expense, net, and loss on extinguishment of debt	(87,593)	(74,411)	(56,493)	(54,314)	(86,619)
Income tax expense	(19,528)	(16,956)	(57,154)	(37,396)	(9,201)
Stock-based compensation expense	3,321	3,657	2,812	—	—
Changes in operating assets and liabilities	(6,410)	8,268	(12,763)	(7,364)	175
Loss on extinguishment of debt	—	2,212	1,832	—	23,087
Other	20,484	3,880	(2,841)	18,794	17,073
Net cash provided by operating activities	$157,504	$140,636	$154,263	$133,581	$116,972
Net cash used in investing activities	$(115,513)	$(528,723)	$(219,285)	$(166,240)	$(227,069)
Net cash provided by financing activities	$103,694	$339,196	$73,944	$36,083	$145,244

(g)	Investing activities include expenditures for acquisitions.

(h)	Net capital expenditures include vendor reimbursements for capital improvements and proceeds from asset dispositions and lease finance transactions.

(i)

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

(j)

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

Safe Harbor Discussion

This report, including, without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;

•	Volatility in crude oil and wholesale petroleum costs;

•	Political conditions in crude oil producing regions and global demand;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Wholesale cost increases of, and tax increases on, tobacco products;

•	Unfavorable weather conditions or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores;

•	Financial leverage and debt covenants;

•	Changes in state and federal environmental and other laws and regulations;

•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part I.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 9, 2008. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States with 1,653 stores in 11 states as of September 25, 2008. Our stores operate under a number of select banners, with 1,505 of our stores operating under either the Kangaroo Express® or Kangaroo® banners, which are our primary operating banners. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;

•	sophisticated management of our gasoline business;

•	leveraging our geographic economies of scale;;

•	selectively pursuing acquisitions; and

•	developing new stores.

Executive Summary

Our total revenues for fiscal 2008 increased 30.2% over fiscal 2007 to $9.0 billion. This growth in revenue was driven by higher gasoline prices and increased average store count. We experienced unprecedented and nearly continuous increases in oil and gasoline prices through the first three quarters of fiscal 2008. Higher oil and gasoline prices adversely affected our gasoline gallons sold, our gasoline gross profit and our merchandise revenue. To mitigate the impact of higher oil and gasoline prices, we focused on reducing our store operating and general and administrative expenses. Our strong fourth quarter results, together with our expense reductions throughout the year, enabled us to earn net income of $31.8 million and diluted earnings per share of $1.43 in fiscal 2008 compared to net income of $26.7 million and diluted earnings per share of $1.17 in fiscal 2007.

During fiscal 2008, we executed on several key initiatives that we believe improved our financial results.

(1)	We implemented our organizational restructuring at the end of fiscal 2007, which eliminated an entire layer of management, and enabled us to reduce out of store overhead expenses.

(2)	We increased our focus on store level expense controls that enabled us to reduce per store operating costs.

(3)	We reduced capital spending significantly versus prior year to improve cash flow.

(4)	We grew our store base through the acquisition of 20 stores and the construction of 12 new stores in our existing markets.

(5)	We managed through the challenging gasoline market conditions and delivered a gasoline margin per gallon of 12.4 cents per gallon, significantly above the 10.9 cents per gallon in fiscal 2007.

The combined impact of these actions was to strengthen our liquidity position and balance sheet such that at year-end we had $217.2 million in cash and cash equivalents with another $131.7 million available under our revolving credit facility.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for fiscal 2008, fiscal 2007 and fiscal 2006, each of which contained 52 weeks (dollars in thousands, except per share and per gallon data):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006
Selected financial data:
Merchandise gross profit[1]	$595,137	$586,028	$517,942
Merchandise margin	36.4%	37.2%	37.4%
Retail gasoline data:
Gallons (in millions)	2,103.4	2,032.8	1,757.8
Margin per gallon	$0.124	$0.109	$0.159
Retail price per gallon	$3.40	$2.55	$2.58
Wholesale gasoline data:
Gallons (in millions)	67.6	62.9	17.1
Margin per gallon	$0.037	$0.036	$0.082
Total gasoline gross profit[1]	$262,964	$224,696	$281,204
Comparable store data:
Merchandise sales (decrease) increase (%)	(1.7%)	2.3%	4.9%
Merchandise sales (decrease) increase	$(25,209)	$29,443	$57,026
Gasoline gallons (decrease) increase (%)	(4.4%)	1.0%	3.1%
Gasoline gallons (decrease) increase (in thousands)	(80,368)	16,115	43,218
Number of stores:
End of period	1,653	1,644	1,493
Weighted-average store count	1,651	1,578	1,452

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fiscal 2008 Compared to Fiscal 2007

Merchandise Revenue and Gross Profit.    Merchandise revenue for fiscal 2008 increased $60.8 million, or 3.9%, from fiscal 2007. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2008 and the effect of a full year of revenue from 2007 acquisitions of $79.0 million. Revenue from fiscal 2008 new builds and the effect of a full year of revenue from 2007 new builds of $14.2 million also added to the increase in merchandise revenue. Revenue from newly acquired and newly constructed stores was partially offset by a decrease in comparable store merchandise revenue of $25.2 million and lost revenue from closed stores of approximately $5.1 million. The decrease in comparable store merchandise revenue was due primarily to weaker economic conditions, which adversely impacted customer traffic and consumer discretionary spending. Merchandise revenueincluded service revenue of $56.9 million for fiscal 2008 compared to $55.5 million for fiscal 2007, an increase of $1.4 million or 2.4%. The increase was primarily due to growth in the lottery, car wash and ATM revenues.

Merchandise gross profit for fiscal 2008 increased $9.1 million, or 1.6%, from fiscal 2007. This increase is primarily attributable to the increased merchandise revenue discussed above, partially offset by an 80 basis point decrease in merchandise gross margin to 36.4% for fiscal 2008 compared to 37.2% for fiscal 2007. The decrease in merchandise gross margin was primarily due to increased promotional activity aimed at increasing store traffic in this weak economic environment, most notably in the cigarette and soft drink categories, and weak sales in our high margin categories of groceries and services. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Gasoline Revenue, Gallons, and Gross Profit.    Gasoline revenue for fiscal 2008 increased $2.0 billion, or 37.9%, from fiscal 2007. This increase is primarily due to the higher average retail gasoline price per gallon of $3.40 for fiscal 2008 compared to $2.55 for fiscal 2007 and an increase in gasoline gallons sold. The increase in our average retail price per gallon was primarily the result of a weak U.S. dollar, geopolitical risks in the countries that primarily supply the world’s oil and speculative commodities trading. Gasoline gallons sold for fiscal 2008 increased 75.4 million gallons, or 3.6%, from fiscal 2007. This increase is primarily attributable to 133.3 million gasoline gallons sold at stores acquired since the beginning of fiscal 2007 and 23.8 million gasoline gallons sold at stores constructed since the beginning of fiscal 2007. Gasoline gallons sold at newly acquired and newly constructed stores were partially offset by an 80.4 million gallon decrease in comparable store gasoline gallons sold and lost gasoline volume from closed stores of approximately 3.8 million gallons. The decrease in comparable store gasoline gallons sold was primarily due to a decrease in miles driven due to weak economic conditions and higher retail gasoline prices.

Gasoline gross profit for fiscal 2008 increased $38.3 million, or 17.0%, from fiscal 2007. This increase is primarily attributable to the 75.4 million gallon increase in the number of gasoline gallons sold discussed above and the increase in our retail gross profit per gallon from $0.109 in fiscal 2007 to $0.124 for fiscal 2008. A sudden decline in oil and gasoline prices in the fourth quarter of fiscal 2008 due to a global economic slowdown caused a rapid drop in demand for oil and gasoline, which favorably impacted our gasoline margins. The favorable impact of the drop in oil and gasoline prices in the fourth quarter was partially offset by the $9.9 million pre-tax mark-to-market loss on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately $0.05 per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.057 per gallon and $0.044 per gallon for fiscal 2008 and fiscal 2007, respectively. The increase in these fees was primarily due to higher retail gasoline prices and increased credit card usage by our customers

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2008 increased $14.7 million, or 2.5%, from fiscal 2007. This increase is primarily due to increased store count from acquisitions and new builds as well as per store increases in facility variable expenses.

Depreciation and Amortization.    Depreciation and amortization expenses for fiscal 2008 increased $12.4 million, or 13.0%, from fiscal 2007. This increase is primarily attributable to incremental depreciation expense related to fiscal 2007 acquisitions and capital expenditures of $12.4 million.

Income from Operations.    Income from operations for fiscal 2008 increased $20.2 million, or 17.2%, from fiscal 2007. This increase is primarily due to the increase in gasoline gross profit of $38.3 million, the increase in merchandise gross profit of $9.1 million and the decrease in general and administrative expenses of $2.4 million. The impact of these factors was partially offset by the increase of $17.2 million in store operating expenses and the increase of $12.4 million in depreciation expense.

EBITDA and Adjusted EBITDA.    We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for fiscal 2008 increased $33.2 million, or 15.5%, from fiscal 2007. Adjusted EBITDA for fiscal 2008 increased $23.0 million, or 12.9%, from 2007. These increases are primarily due to the variances discussed above.

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

In accordance with GAAP, certain of our leases, including all our sale-leaseback arrangements are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that do not account for their leases as lease finance obligations.

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation and amortization or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007
Adjusted EBITDA	$201,093	$178,097
Payments made for lease finance obligations	46,137	35,889

EBITDA	247,230	213,986
Interest expense, net and loss on extinguishment of debt	(87,593)	(74,411)
Depreciation and amortization	(108,326)	(95,887)
Income tax expense	(19,528)	(16,956)

Net income	$31,783	$26,732

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007
Adjusted EBITDA	$201,093	$178,097
Payments made for lease finance obligations	46,137	35,889

EBITDA	247,230	213,986
Interest expense, net and loss on extinguishment of debt	(87,593)	(74,411)
Income tax expense	(19,528)	(16,956)
Stock-based compensation expense	3,321	3,657
Changes in operating assets and liabilities	(6,410)	8,268
Loss on extinguishment of debt	—	2,212
Other	20,484	3,880

Net cash provided by operating activities	$157,504	$140,636

Net cash used in investing activities	$(115,513)	$(528,723)

Net cash provided by financing activities	$103,694	$339,196

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $2.2 million during fiscal 2007 represents write-off of unamortized deferred financing costs associated with the refinancing of our then existing senior credit facility.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2008 increased by $15.4 million, or 21.3%, from fiscal 2007. The increase is primarily a result of increased lease finance obligations and increased borrowings under our senior credit facility.

Income Tax Expense.   Our effective tax rate for fiscal 2008 was 38.1% compared to 38.8% for fiscal 2007. The decrease in the effective rate is primarily the result of certain federal and state tax credits.

Fiscal 2007 Compared to Fiscal 2006

Merchandise Revenue and Gross Profit.   Merchandise revenue for fiscal 2007 increased $190.3 million, or 13.7%, from fiscal 2006. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2007 and the effect of a full year of revenue from 2006 acquisitions of $166.4 million and a 2.3% increase in comparable store merchandise sales. These increases were partially offset by lost revenue from closed stores of approximately $9.2 million.

Merchandise gross profit for fiscal 2007 increased $68.1 million, or 13.1% from fiscal 2006. This increase is primarily attributable to the increased merchandise revenue discussed above. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. Total service revenue for fiscal 2007 was $55.5 million compared to $46.4 million for fiscal 2006, an increase of $9.1 million or 19.6%. The increase was primarily due to growth in the car wash, ATM and prepaid phone card categories.

Gasoline Revenue, Gallons, and Gross Profit.     Gasoline revenue for fiscal 2007 increased $759.2 million, or 16.6%, from fiscal 2006. The increase in gasoline revenue is primarily due to revenue from stores acquired in fiscal 2007 and the effect of a full year of revenue from 2006 acquisitions of $696.0 million and an increase in comparable store gallons of 16.1 million. In fiscal 2007, our average retail price of gasoline was $2.55 per gallon, which represents a 3.0 cents per gallon decrease in average retail price from fiscal 2006. The decrease in our average retail price is primarily the result of average retail prices in fiscal 2006 being unusually high following Hurricane Katrina in the first quarter of fiscal 2006. The increases in gasoline revenue were partially offset by lost revenue from closed stores of approximately $18.9 million.

Gasoline gross profit for fiscal 2007 decreased $56.5 million, or 20.1% from fiscal 2006. The decrease is primarily attributable to a decrease in our retail gross profit per gallon to $0.109 for fiscal 2007 from $0.159 in fiscal 2006. Rising oil and gas prices, political unrest in the Middle East, a weak dollar, a depressed housing market and tight gasoline supplies have all contributed to lower than expected gasoline margins. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.044 per gallon and $0.041 per gallon for fiscal 2007 and fiscal 2006, respectively. The increase in these fees was primarily due to increased credit card usage by our customers.

In fiscal 2007, gasoline gallons sold increased 320.8 million gallons, or 18.1%, from fiscal 2006. The increase is primarily attributable to gasoline gallons from stores acquired in fiscal 2007 and the effect of a full year of gallons from stores acquired in fiscal 2006 of 264.2 million gallons and the comparable store gasoline gallon increase discussed above, partially offset by lost gasoline volume from closed stores of approximately 7.0 million gallons.

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2007 increased $76.2 million, or 14.6%, from fiscal 2006. This increase is primarily due to increased store count from acquisitions and comparable store increases in labor and other variable expenses.

Depreciation and Amortization.    Depreciation and amortization expenses for fiscal 2007 increased $19.9 million, or 26.1%, from fiscal 2006. This increase is primarily attributable to increased fiscal 2007 acquisition activity, a full year’s depreciation expense from fiscal 2006 acquisitions and increased capital expenditures. The increase in capital expenditures is primarily due to expansion in our new store development as we have opened ten new stores and completed five rebuilds since the beginning of fiscal 2007.

Income from Operations.    Income from operations for fiscal 2007 decreased $84.5 million, or 41.8%, from fiscal 2006. This decrease is primarily due to the decrease in gasoline gross profit and the increases in store operating and general and administrative expenses and depreciation and amortization as discussed above. The impact of these factors was partially offset by the increase in merchandise gross profit.

EBITDA and Adjusted EBITDA. EBITDA for fiscal 2007 decreased $64.9 million, or 23.3%, from fiscal 2006. Adjusted EBITDA for fiscal 2007 decreased $76.1 million, or 29.9%, from fiscal 2006. These declines are primarily due to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 28, 2006
Adjusted EBITDA	$178,097	$254,151
Payments made for lease finance obligations	35,889	24,719

EBITDA	213,986	278,870
Interest expense, net, and loss on extinguishment of debt	(74,411)	(56,493)
Depreciation and amortization	(95,887)	(76,025)
Income tax expense	(16,956)	(57,154)

Net income	$26,732	$89,198

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 27, 2007	September 27, 2006
Adjusted EBITDA	$178,097	$254,151
Payments made for lease finance obligations	35,889	24,719

EBITDA	213,986	278,870
Interest expense, net, and loss on extinguishment of debt	(74,411)	(56,493)
Income tax expense	(16,956)	(57,154)
Stock-based compensation expense	3,657	2,812
Changes to operating assets and liabilities	8,268	(12,763)
Loss on extinguishment of debt	2,212	1,832
Other	3,880	(2,841)

Net cash provided by operating activities	$140,636	$154,263

Net cash used in investing activities	$(528,723)	$(219,285)

Net cash provided by financing activities	$339,196	$73,944

Loss on Extinguishment of Debt.    The loss on extinguishment of debt of $2.2 million during fiscal 2007 and the loss on extinguishment of debt of $1.8 million during fiscal 2006 represent write-offs of unamortized deferred financing costs associated with separate refinancings of our then-existing senior credit facilities.

Interest Expense, Net.    Interest expense, net, is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2007 increased $17.5 million, or 32.1%, from fiscal 2006. The increase is primarily a result of increased lease finance obligations, increased borrowings under our senior credit facility and a general increase in short-term interest rates.

Income Tax Expense.     Our effective tax rate for fiscal 2007 was 38.8% compared to 39.1% for fiscal 2006. The decrease in the effective rate is primarily the result of the resolution of certain federal and state tax contingencies.

Liquidity and Capital Resources

Cash Flows from Operations.    Due to the nature of our business, substantially all sales are for cash and cash provided by operating activities is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal on our debt and fund capital expenditures. Net cash provided by operating activities for fiscal 2008 totaled $157.5 million, for fiscal 2007 totaled $140.6 million and for fiscal 2006 totaled $154.3 million. The increase in net cash provided by operating activities for fiscal 2008 from fiscal 2007 is primarily attributable to an increase in net income of $5.0 million, an increase in depreciation and amortization of $12.4 million and a $12.5 million provision for deferred income taxes. In addition, inventories decreased $39.2 million in fiscal 2008 compared with a $15.4 million increase in fiscal 2007. The impact of these items was partially offset by accounts payable, which decreased $21.0 million in fiscal 2008 compared with a $48.9 million increase in fiscal 2007, and changes in other operating assets and liabilities.

Capital Expenditures.    Gross capital expenditures (excluding all acquisitions) for fiscal 2008 were $109.5 million. In fiscal 2008, we had cash proceeds of $7.5 million from asset dispositions, $12.2 million from lease finance obligations, $2.0 million from insurance reimbursements and vendor reimbursements of $4.8 million. As a result, our net capital expenditures, excluding all acquisitions, for fiscal 2008 were $83.0 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease finance transactions, borrowings under our senior credit facility and asset dispositions and vendor reimbursements.

Our lease finance program includes the packaging of our owned or acquired convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property. Our leases are at market rates with initial lease terms between 15 and 20 years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. We received $12.2 million in proceeds from new lease finance transactions in fiscal 2008 and $215.3 million in fiscal 2007.

We anticipate that net capital expenditures for fiscal 2009 will be approximately $105.0 million. We anticipate opening four newly constructed stores in fiscal 2009 compared to 12 newly constructed stores in fiscal 2008. We anticipate a reduction in capital spending for new stores to be offset by increased technology spending and investment in our new corporate headquarters.

Acquisitions.    During fiscal 2008, we purchased 20 stores and their related businesses in three separate transactions for approximately $14.6 million in aggregate purchase consideration. Market conditions and favorable opportunities will dictate our fiscal 2009 acquisition activity.

Cash Flows from Financing Activities.    For fiscal 2008, net cash provided by financing activities was $103.7 million. The net cash provided by financing activities is primarily the result of the proceeds from the issuance of a delayed draw term loan of $100.0 million and proceeds from new lease financing transactions of $12.2 million. These proceeds were partially offset by repayments of long-term debt of $3.8 million and repayments of lease finance obligations of $4.8 million. At September 25, 2008, our debt consisted primarily of $446.3 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes, $465.0 million of outstanding lease finance obligations and $150.0 million of outstanding convertible notes.

Senior Credit Facility.    The credit agreement which defines the terms of our senior credit facility includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million initial term loan facility and (iii) a $100.0 million delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement.

The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility and up to $15.0 million of the revolving credit facility is available for swingline loans. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

As of September 25, 2008, we had no borrowings outstanding under the revolving credit facility and approximately $93.3 million of standby letters of credit had been issued. As of September 25, 2008, we had approximately $131.7 million in available borrowing capacity under the revolving credit facility (approximately $26.7 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than or equal to 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio remained greater than 4.00 to 1.00 for each quarter during fiscal 2008, so the applicable margins on our term loans during fiscal 2008 remained 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio remained greater than 4.00 to 1.00 for each quarter during fiscal 2008, so the applicable margins on our borrowings under the revolving credit facility during fiscal 2008 were increased to 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We are permitted to prepay principal amounts outstanding or reduce revolving credit facility commitments under our senior credit facility at any time, in whole or in part, without premium or penalty, upon the giving of proper notice. We may elect how the optional prepayments are applied. In addition, subject to certain exceptions, we are required to prepay outstanding amounts under our senior credit facility with:

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

As a result of our excess cash flow during fiscal 2008, we will be making a mandatory prepayment of approximately $22.8 million of outstanding amounts under our senior credit facility. This prepayment will reduce our outstanding borrowings under our term loan facility and should reduce our interest expense for fiscal 2009 and improve our financial covenant ratios.

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

The senior subordinated notes are:

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

Shareholders’ Equity.    As of September 25, 2008, our shareholders’ equity totaled $389.9 million. The increase of $36.0 million in shareholders’ equity from September 27, 2007 is primarily attributable to fiscal 2008 net income of $31.8 million and an increase in additional paid-in capital of $5.9 million. The increase in additional paid in capital is primarily due to the exercise of stock options, stock-based compensation expense and tax benefits associated with the note hedge we entered into in connection with the issuance of our convertible notes. These increases in shareholders’ equity were partially offset by an increase in accumulated other comprehensive deficit of $1.1 million and a one-time cumulative effect adjustment of $556 thousand to reduce retained earnings as a result of the adoption of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The adoption of FIN 48 is further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Income Taxes.”

Long Term Liquidity.    We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand will provide sufficient funds to finance our operations at least for the next 12 months. As of September 25, 2008, we had approximately $131.7 million in available borrowing capacity under our revolving credit facility approximately $26.7 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 25, 2008:

Contractual Obligations

(Dollars in thousands)

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Long-term debt(1)	$27,385	$4,532	$4,526	$4,520	$154,505	$651,032	$846,500
Interest(2)	45,899	43,189	42,354	42,069	37,943	18,563	230,017
Lease finance obligations (3)	46,959	46,954	46,959	46,734	46,912	393,201	627,719
Operating leases(4)	69,322	64,049	59,112	54,532	48,020	213,987	509,022
Purchase obligations(5)	11,409	11,637	11,754	11,872	—	—	46,672

Total contractual obligations (6)	$200,974	$170,361	$164,705	$159,727	$287,380	$1,276,783	$2,259,930

(1)

Included in long-term debt are principal amounts owed on our senior subordinated notes, convertible notes and senior credit facility. These borrowings are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)

Included in interest are expected payments on our senior subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on our senior credit facility and swap agreements is based on the LIBOR associated with our senior credit facility, which last reset on August 29, 2008. See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

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

(5)

Our contract with BP® requires us to purchase a minimum volume of gasoline gallons. In any period in which we fail to meet the minimum volume requirement as set forth in the agreement, we are required to pay an amount equal to two cents per gallon times the difference between the actual gallon volume of BP® branded product purchased and the minimum volume requirement for the given period. The amounts presented assume that we will not purchase any gasoline from BP®, thus failing to meet the minimum volume requirement and contractually obligating us to pay an amount equal to two cents per gallon times the difference between the actual volume of BP® branded product purchased (0) and the minimum volume requirement for the given period. While the amounts presented assume we will not meet the minimum volume requirement, based on current forecasts we anticipate meeting such requirements.

(6)

Excluded from the contractual obligations table are $18.8 million in long-term environmental reserves and $21.6 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these reserves. Our environmental reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and our long-term tank removal reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 25, 2008 (amounts in thousands):

	Fiscal 2009	Fiscal 2010	Total
Standby letters of credit	$90,582	$2,765	$93,347

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2007, environmental reserves of approximately $1.1 million and $20.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 256 and 285 known contaminated sites as of September 25, 2008 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $18.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $1.3 million for remediation, tank removal and litigation. Also, as of September 25, 2008 and September 27, 2007, there were an additional 518 and 557 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade or replace underground storage tanks at approximately 46 locations by December 31, 2009. We anticipate that these capital expenditures will be approximately $10.5 million. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase all of the cigarettes we sell from McLane. The agreement with McLane continues through December 31, 2014 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 50% of our total merchandise purchases in fiscal 2008.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP® , CITGO® , Chevron® , and ExxonMobil® and Motiva Enterprises (a Shell® joint venture).The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. These supply agreements have expiration dates ranging from 2010 to 2013 and contain provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets used by us to sell their gasoline.

The Branded Jobber Contract between us and BP® dated as of February 1, 2003, as subsequently amended, sets forth certain minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. We exceeded the requirement for the one year period ending September 30, 2008. The minimum requirement for the one-year period ending September 30, 2009 is approximately 570 million gallons of BP® branded product.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements for the one-year period ending September 30, 2009.

We have a gasoline supply agreement with CITGO® that expires in 2010. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through 2010. We have re-branded and/or upgraded images for gasoline offerings at approximately 1,100 locations since initially entering into these agreements. Currently, BP® supplies approximately 27% of our total gasoline volume, which is sold under the BP® /Amoco® brand, and CITGO® supplies approximately 37% of our total gasoline volume. CITGO® supplies both our private brand gasoline, which is sold under our own Kangaroo® and other brands, and CITGO® branded gasoline. Most of the remaining locations, primarily in Florida, are branded by Chevron®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. To date, we have met these purchase levels and expect to continue to do so at least through fiscal 2009.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2008, fiscal 2007 and fiscal 2006. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per gallon data.

	Fiscal 2008								Fiscal 2007				Fiscal 2006
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,978,301		$2,036,979		$2,466,243		$2,514,103		$1,381,140	$1,456,078	$2,053,831	$2,020,114	$1,315,323	$1,315,746	$1,645,112	$1,685,521
Merchandise revenue	395,380		380,276		429,193		431,862		349,239	360,854	430,971	434,858	316,648	323,004	372,081	373,926
Gasoline revenue	1,582,921		1,656,703		2,037,050		2,082,241		1,031,901	1,095,224	1,622,860	1,585,256	998,675	992,742	1,273,031	1,311,595
Merchandise gross profit (1)	146,363		142,498		156,616		149,660		131,316	136,205	157,654	160,853	118,736	121,547	139,143	138,516
Total gasoline gross profit (1)	56,157		46,939		57,523		102,345		40,219	54,787	70,794	58,896	86,585	47,346	64,778	82,495
Income from operations	26,766		13,037		38,561		59,376		14,326	28,598	43,202	31,391	69,756	27,853	47,323	57,113
Net income (loss)	3,249		(5,079)		10,668		22,945		125	8,360	12,645	5,602	32,971	9,196	20,291	26,740
Net income (loss) per share - basic	0.15		(0.23)		0.48		1.03		0.01	0.37	0.55	1.38	1.48	0.41	0.89	1.18
Net income (loss) per share - diluted	0.15		(0.23)		0.48		1.03		0.01	0.36	0.55	1.38	1.46	0.40	0.86	1.16
Income from operations as a percentage of full year	19.4%		9.5%		28.0%		43.1%		12.2%	24.3%	36.8%	26.7%	34.5%	13.8%	23.4%	28.3%
Comparable store merchandise sales increase (decrease) (%)	0.8%		(3.4%	)	(2.5%	)	(2.5%	)	1.9%	2.7%	1.9%	2.8%	5.0%	5.4%	5.8%	3.0%
Comparable store merchandise sales increase (decrease)	$2,599		$(11,965)		$(9,856)		$(10,827)		$5,881	$8,313	$6,744	$10,483	$13,944	$14,913	$17,703	$10,114
Comparable store gasoline gallons increase (decrease) (%)	(2.8%	)	(3.4%	)	(5.2%	)	(6.8%	)	2.0%	0.8%	1.0%	0.3%	4.6%	4.0%	2.3%	%
Comparable store gasoline gallons increase (decrease)	(12,843)		(15,718)		(25,960)		(37,666)		8,178	3,203	4,396	1,212	14,413	12,456	7,060	(23)
Retail gasoline gross profit per gallon	0.106		0.090		0.107		0.193		0.087	0.115	0.128	0.105	0.212	0.111	0.141	0.174
Retail gasoline gallons	526,183		517,421		532,195		527,643		460,475	472,820	546,012	553,496	408,058	424,512	455,381	469,856

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Inflation

Wholesale gasoline fuel prices were volatile during fiscal 2008, fiscal 2007 and fiscal 2006, and we expect that they will remain volatile into the foreseeable future. During fiscal 2008, wholesale crude oil prices hit a high of approximately $146 per barrel in July 2008 and a low of approximately $78 per barrel in October 2007. During fiscal 2007, wholesale crude oil prices hit a high of approximately $84 per barrel in September 2007 and a low of approximately $50 per barrel in January 2007. During fiscal 2006, wholesale crude oil prices hit a high of approximately $77 per barrel in July 2006 and a low of approximately $56 per barrel in November 2005.

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

General CPI, excluding energy, increased 3.0% during fiscal 2008, 2.5% during fiscal 2007 and 2.9% during fiscal 2006. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161 to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our convertible notes. We are currently evaluating FSP APB 14-1 to determine the impact it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes.  The impact will be a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the notes.

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

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will impact our accounting for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate SFAS No. 157 to have a material impact on our financial statements.

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

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See “Part II. – Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 – Income Taxes” for the impact of our adoption of FIN 48.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3,How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) . Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional disclosure required by Issue No. 06-3.

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

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. We have recorded accrued liabilities based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. A 10% change in our estimate for our self-insurance liability would have affected net earnings by approximately $3.4 million for fiscal 2008.

Long-Lived Assets and Closed Stores.    Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. To date, management does not believe that there have been any material changes in the assumptions used in the preparation of our financial statements that would materially affect the valuations of these long-lived assets and there is limited risk of a material impact on our financial statements related to changes in our estimates of fair market value.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income. For example, a 10% change in management’s assumptions regarding the amount of sublease income would not have a material impact on our financial statements. Similarly, a 1% change in the discount rate would not have a material impact on our financial statements.

Asset Retirement Obligations.    We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143,Accounting for Asset Retirement Obligations . We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would increase our asset retirement obligation by approximately $2.3 million as of September 25, 2008. There were no material changes in our asset retirement obligation estimates during fiscal 2008. See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

Vendor Allowances and Rebates.    We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Some of these vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Payments are recorded as a reduction to cost of goods sold or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement. Although this is a significant accounting policy for us, due to the nature of our business we believe that there is only a remote possibility that changes in management's estimates in the application of this policy could have a material impact on our financial statements during any period.

Environmental Liabilities and Related Receivables.    Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Deductibles and remediation costs not covered by state trust fund programs and third-party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate. A 1.0% change in the discount rate would not have a material impact on our financial statements. There were no material changes in our environmental estimates during fiscal 2008.

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

Interest Rate Risk

We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 25, 2008, including applicable interest rates, are discussed above in “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

As of September 25, 2008 and September 27, 2007, we had fixed-rate debt outstanding of $400.0 million, and we had variable-rate debt outstanding of $446.5 million and $350.3 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 25, 2008. Fair values have been determined based on quoted market prices as of September 25, 2008.

Expected Maturity Date

as of September 25, 2008

(Dollars in thousands)

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$44	$48	$52	$56	$150,050	$250,000	$400,250	$340,225
Weighted-average interest rate	5.97%	5.97%	5.97%	5.97%	7.42%	7.75%	6.25%
Long-term debt (variable rate)	$27,341	$4,484	$4,474	$4,464	$4,455	$401,032	$446,250	$359,231
Weighted-average interest rate	4.95%	4.39%	4.24%	4.22%	4.22%	4.22%	4.39%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 25, 2008, the interest rate on approximately 79.2% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 68.7% at September 27, 2007. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 25, 2008 would be to change interest expense by approximately $1.8 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(Dollars in thousands)

	September 25, 2008	September 27, 2007
Notional principal amount	$270,000	$115,000
Weighted-average fixed pay rate	4.16%	4.26%
Weighted-average variable receive rate	2.37%	5.38%
Weighted-average years to maturity	1.13	1.42

As of September 25, 2008, the fair value of our swap agreements represented a net liability of $1.3 million.

Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Commodity Price Risk

In order to hedge against the contraction in our gasoline margins that often results when increases in retail gasoline prices lag behind increases in the prices for wholesale gasoline, in the second quarter of fiscal 2008 we established hedging positions on approximately 60.9 million gasoline gallons, or 2.8% of our annual gasoline volume. These hedging positions, which we settled on May 5, 2008, consisted in part of futures contracts for the sale of crude oil and the purchase of gasoline and were designed to increase in value with the expansion of refining margin that has historically occurred from April to August of each year. While these hedging positions remained open, we were subject to commodity price risk to the extent that crude oil and gasoline prices deviated from our fixed contract settlement amounts, and we were required to settle any gains or losses in our margin accounts on a daily basis. Due to the volatility of the oil market and an unusual change in the relative pricing of crude oil futures and gasoline futures, we experienced after-tax losses of approximately $6.1 million on these positions during fiscal 2008. At this time, we have no plans to engage in any further gasoline hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 25, 2008 and September 27, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 25, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2008 and September 27, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 9, 2008

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25, 2008	September 27, 2007
ASSETS
Current assets:
Cash and cash equivalents	$217,188	$71,503
Receivables (net of allowance for doubtful accounts of $2,679 at September 25, 2008 and $110 at September 27, 2007)	109,050	84,445
Inventories	132,248	169,647
Prepaid expenses and other current assets	12,706	14,662
Deferred income taxes	14,845	10,594

Total current assets	486,037	350,851

Property and equipment, net	990,916	1,025,226

Other assets:
Goodwill	627,653	584,336
Other intangible assets	32,564	34,802
Other noncurrent assets	31,560	34,224

Total other assets	691,777	653,362

Total assets	$2,168,730	$2,029,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$27,385	$3,541
Current maturities of lease finance obligations	5,322	5,348
Accounts payable	171,216	192,228
Accrued compensation and related taxes	20,217	15,739
Other accrued taxes	27,226	26,416
Self-insurance reserves	33,775	32,873
Other accrued liabilities	39,936	40,812

Total current liabilities	325,077	316,957

Other liabilities:
Long-term debt	819,115	746,749
Lease finance obligations	459,711	452,609
Deferred income taxes	90,708	74,667
Deferred vendor rebates	20,875	23,937
Other noncurrent liabilities	63,385	60,692

Total other liabilities	1,453,794	1,358,654

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,209,615 and 22,193,949 issued and outstanding at September 25, 2008 and September 27, 2007, respectively	222	222
Additional paid-in capital	169,851	163,926
Accumulated other comprehensive (deficit) income, net of deferred income taxes of $517 at September 25, 2008 and $(195) at September 27, 2007	(819)	302
Retained earnings	220,605	189,378

Total shareholders’ equity	389,859	353,828

Total liabilities and shareholders’ equity	$2,168,730	$2,029,439

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	September 25, 2008	September 27, 2007	September 28, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise	$1,636,711	$1,575,922	$1,385,659
Gasoline	7,358,915	5,335,241	4,576,043

Total revenues	8,995,626	6,911,163	5,961,702

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,041,574	989,894	867,717
Gasoline cost of goods sold (exclusive of items shown separately below)	7,095,951	5,110,545	4,294,839
Store operating	516,782	499,613	437,935
General and administrative	95,253	97,707	83,141
Depreciation and amortization	108,326	95,887	76,025

Total costs and operating expenses	8,857,886	6,793,646	5,759,657

Income from operations	137,740	117,517	202,045

Other income (expense):
Loss on extinguishment of debt	—	(2,212)	(1,832)
Interest expense, net	(87,593)	(72,199)	(54,661)
Miscellaneous	1,164	582	800

Total other expense	(86,429)	(73,829)	(55,693)

Income before income taxes	51,311	43,688	146,352
Income tax expense	(19,528)	(16,956)	(57,154)

Net income	$31,783	$26,732	$89,198

Earnings per share:
Basic	$1.43	$1.17	$3.95

Diluted	$1.43	$1.17	$3.88

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings	Total
	Shares	Par Value

Balance, September 29, 2005	22,316	$223	$176,836	$1,426	$73,448	$251,933

Comprehensive income, net of tax:
Net income	—	—	—	—	89,198	89,198
Unrealized losses on qualifying cash flow hedges	—	—	—	(232)	—	(232)

Comprehensive income (loss)				(232)	89,198	88,966
Payment for purchase of note hedge	—	—	(43,720)	—	—	(43,720)
Proceeds from issuance of warrant	—	—	25,220	—	—	25,220
Stock-based compensation expense	—	—	2,812	—	—	2,812
Exercise of stock options	371	4	4,378	—	—	4,382
Excess income tax benefits from stock-based compensation arrangements	—	—	5,826	—	—	5,826
Income tax benefit of note hedge	—	—	1,588	—	—	1,588

Balance, September 28, 2006	22,687	$227	$172,940	$1,194	$162,646	$337,007

Comprehensive income, net of tax:
Net income	—	—	—	—	26,732	26,732
Unrealized losses on qualifying cash flow hedges	—	—	—	(892)	—	(892)

Comprehensive income (loss)				(892)	26,732	25,840
Stock-based compensation expense	—	—	3,657	—	—	3,657
Repurchase of common stock	(693)	(7)	(21,715)			(21,722)
Exercise of stock options	200	2	5,109	—	—	5,111
Excess income tax benefits from stock-based compensation arrangements	—	—	1,933	—	—	1,933
Income tax benefit of note hedge	—	—	2,002	—	—	2,002

Balance, September 27, 2007	22,194	$222	$163,926	$302	$189,378	$353,828
Comprehensive income, net of tax:
Net income	—	—	—	—	31,783	31,783
Unrealized losses on qualifying cash flow hedges	—	—	—	(1,121)	—	(1,121)

Comprehensive income (loss)				(1,121)	31,783	30,662
Stock-based compensation expense	—	—	3,321	—	—	3,321
Exercise of stock options	16	—	417	—	—	417
Excess income tax benefits from stock-based compensation arrangements	—	—	7	—	—	7
Income tax benefit of note hedge	—	—	2,180	—	—	2,180
Cumulative effect FIN 48 adjustment					(556)	(556)
Balance, September 25, 2008	22,210	$222	$169,851	$(819)	$220,605	$389,859

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,783	$26,732	$89,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,326	95,887	76,025
Provision (benefit) for deferred income taxes	12,502	(606)	(1,240)
Loss on extinguishment of debt	—	2,212	1,832
Stock-based compensation expense	3,321	3,657	2,812
Other	7,982	6,419	4,223
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(25,023)	(23,857)	(6,582)
Inventories	39,241	(15,430)	(5,121)
Prepaid expenses and other current assets	354	4,351	(4,811)
Other noncurrent assets	423	(592)	(46)
Accounts payable	(21,012)	48,876	1,295
Other current liabilities and accrued expenses	6,500	(2,895)	7,861
Other noncurrent liabilities	(6,893)	(4,118)	(11,183)

Net cash provided by operating activities	157,504	140,636	154,263

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(109,496)	(146,390)	(96,826)
Proceeds from sales of property and equipment	7,456	6,028	4,332
Insurance recoveries	1,223	7,448	—
Acquisitions of businesses, net of cash acquired	(14,696)	(395,809)	(126,791)

Net cash used in investing activities	(115,513)	(528,723)	(219,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(3,790)	(304,013)	(306,070)
Proceeds from issuance of long-term debt	100,000	450,000	355,000
Repayments of revolving credit facility	(35,000)	(25,000)	—
Borrowings under revolving credit facility	35,000	25,000	—
Repayments of lease finance obligations	(4,784)	(4,023)	(3,004)
Proceeds from lease finance obligations	12,200	215,266	42,929
Proceeds from exercise of stock options	417	5,111	4,382
Payment for purchase of note hedge	—	—	(43,720)
Proceeds from issuance of warrant	—	—	25,220
Excess income tax benefits from stock-based compensation arrangements	7	1,933	5,826
Repurchase of common stock	—	(21,722)	—
Other financing costs	(356)	(3,356)	(6,619)

Net cash provided by financing activities	103,694	339,196	73,944

Net increase (decrease) in cash	145,685	(48,891)	8,922
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	71,503	120,394	111,472

CASH AND CASH EQUIVALENTS, END OF YEAR	$217,188	$71,503	$120,394

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

(Dollars in thousands)

	Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006
Cash paid during the year:
Interest	$88,113	$72,598	$56,545

Income taxes	$4,329	$17,284	$60,812

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$—	$3,981	$164

Accrued purchases of property and equipment	$7,480	$10,630	$3,807

Other non-cash disclosure:

During fiscal 2006, we entered into a non-cash exchange of land and building assets for an estimated value of $2.3 million.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 25, 2008, we operated 1,653 convenience stores in Florida (453), North Carolina (385), South Carolina (283), Georgia (133), Tennessee (104), Mississippi (99), Alabama (81), Virginia (50), Kentucky (30), Louisiana (26) and Indiana (9).

Accounting Period

We operate on a 52 - 53 week fiscal year ending on the last Thursday in September. Fiscal 2008, 2007 and 2006 each included 52 weeks.

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

Segment Reporting, Goodwill and Other Intangibles

We provide segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131,Disclosures about Segments of an Enterprise and Related Information , which establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. Our chief operating decision maker regularly reviews our operating results on a consolidated basis, and therefore we have concluded that we have one operating and reporting segment under SFAS No. 131 and one reporting unit under SFAS No. 142,Goodwill and Other Intangible Assets.

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

We account for goodwill and other intangible assets acquired through business combinations in accordance with SFAS No. 141,Business Combinations , and SFAS No. 142. SFAS No. 141 clarifies the criteria for recognizing other intangible assets separately from goodwill in a business combination. SFAS No. 142 states that goodwill and other intangible assets deemed to have indefinite lives are not amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment under the provisions of SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. We have determined that we operate in one reporting unit based on our current reporting structure and have thus assigned goodwill at the enterprise level.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. At the end of any fiscal year, the entire variance is absorbed into cost of goods sold.

Property Held for Sale

Property is classified as a component of prepaid expenses and other current assets when management’s intent is to sell these assets in the ensuing 12 months and the criteria under SFAS No. 144 are met. The asset is then recorded at the lower of cost or fair value less cost to sell. These assets primarily consist of land and buildings.

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

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with SFAS No. 13,Accounting for Leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally five to 20), whichever is less, using the straight-line method.

Long-Lived Assets

Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We recorded losses of approximately $3.2 million, $1.5 million and $180 thousand for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain underperforming stores for fiscal 2008, 2007 and 2006, respectively. We record losses on asset impairments as a component of general and administrative expenses. To date, management does not believe that there have been any material changes in the assumptions used in the preparation of our financial statements that would materially affect the valuations of these long-lived assets and there is limited risk of a material impact on our financial statements related to changes in our estimates of fair market value.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Accounting

We apply the criteria in SFAS No. 13 to our leased facilities. Based upon this guidance, leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations and apply the criteria of SFAS No. 98,Accounting for Leases Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11. For all sale-leaseback transactions entered into through September 25, 2008, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in SFAS No. 98, and as such, we account for these transactions as financing leases.

Revenue Recognition

Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of Emerging Issues Task Force (“EITF”) 99-19,Reporting Revenue Gross as a Principal Versus Net as an Agent , in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several but not all of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

Cost of Goods Sold

The primary components of cost of goods sold are gasoline, merchandise, credit card fees, repairs and maintenance of customer delivery equipment (e.g., gasoline dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are recognized in cost of goods sold in accordance with vendor agreements and as the related inventories are sold.

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management expenses, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses necessary to operate our business.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Some of these vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. We routinely review the relevant significant factors and make adjustments where the facts and circumstances dictate.

The amounts recorded as a reduction of cost of goods sold were $142.2 million, $141.3 million and $124.9 million for fiscal 2008, 2007 and 2006, respectively.

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•

Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.

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

•	A 1% change in the discount rate would not have a material impact on our financial statements. There were no material changes in our environmental estimates during fiscal 2008.

Income Taxes

All of our operations, including those of our subsidiaries, are included in a consolidated federal income tax return. Pursuant to SFAS No. 109,Accounting for Income Taxes, we recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excise and Other Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $907.0 million, $896.1 million and $762.5 million for fiscal 2008, 2007 and 2006, respectively.

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $3.6 million, $4.0 million and $3.0 million for fiscal 2008, 2007 and 2006, respectively.

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

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating SFAS No. 161 to determine the impact, if any, it will have on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes due 2012 (“convertible notes”). We are currently evaluating FSP APB 14-1 to determine the impact, if any, it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes.  The impact will be a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the notes.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will impact our accounting for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate SFAS No. 157 to have a material impact on our financial statements.

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

In July 2006, the FASB issued Interpretation No. (“FIN”) 48,Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. See “Part II. – Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12 – Income Taxes” for the impact of our adoption of FIN 48.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3,How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). Issue No. 06-3 requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. Issue No. 06-3 is effective for financial periods beginning after December 15, 2006. We have not changed our presentation of such taxes, and we are providing the additional disclosure required by Issue No. 06-3.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. Finally, while we strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment, we do not adhere to any strict requirements with respect to time to accretion or rate of return when identifying potential acquisitions. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

Fiscal 2008 Acquisitions

During fiscal 2008, we purchased 20 stores in three separate transactions for approximately $14.6 million in aggregate purchase consideration. The fiscal 2008 acquisitions were funded from available cash on hand.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides information concerning the acquisitions we completed in fiscal 2008:

Fiscal 2008
Date Acquired	Seller	Trade Name	Locations	Number of Stores
March 27, 2008	Sayle Oil Company, Inc., Sayle-Callicutt, LLC and K.W.P.-Sayle, LLC	Not Acquired	Mississippi	16
Others (fewer than 5 stores)	Various	Various	North Carolina and South Carolina	4

Total				20

Following are the aggregate purchase price allocations for the 20 stores acquired during fiscal 2008. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our consolidated financial statements. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$1,842
Property and equipment, net	9,462

Total assets	11,304
Liabilities Assumed:
Other accrued liabilities	1,998
Deferred vendor rebates	1,528
Other noncurrent liabilities	138

Total liabilities	3,664

Net tangible assets acquired, net of cash	7,640
Non-compete agreements	130
Goodwill	6,818

Total consideration paid, including direct acquisition costs, net of cash acquired	$14,588

We expect that goodwill associated with these transactions totaling $6.8 million will be deductible for income tax purposes over 15 years.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect that goodwill associated with these transactions totaling $131.7 million will be deductible for income tax purposes over 15 years and $11.4 million will not be deductible.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if all of the fiscal 2007 and fiscal 2008 transactions had occurred at the beginning of fiscal 2007 for each of the periods presented (amounts in thousands, except per share data):

	2008	2007
Total revenues	$9,039,062	$7,494,550
Net income	$32,318	$32,943
Earnings per share:
Basic	$1.46	$1.45
Diluted	$1.45	$1.44

NOTE 3—INVENTORIES

At September 25, 2008 and September 27, 2007, inventories consisted of the following (amounts in thousands):

	2008	2007
Inventories at FIFO cost:
Merchandise	$107,338	$107,102
Less adjustment to LIFO cost	(29,877)	(17,678)

Merchandise inventory at LIFO cost	77,461	89,424
Gasoline	54,787	80,223

Total Inventories	$132,248	$169,647

The positive effect on merchandise cost of goods sold of LIFO inventory liquidations was $1.1 million for fiscal 2006. We did not have any LIFO inventory liquidations during fiscal 2008 or 2007.

NOTE 4—PROPERTY AND EQUIPMENT

At September 25, 2008 and September 27, 2007, property and equipment consisted of the following (amounts in thousands):

	2008	2007
Land	$317,631	$320,965
Buildings	345,005	339,693
Equipment, furniture and fixtures	722,765	674,068
Leasehold improvements	180,130	160,371
Construction in progress	28,149	42,667

	1,593,680	1,537,764
Less—accumulated depreciation and amortization	(602,764)	(512,538)

Property and equipment, net	$990,916	$1,025,226

Depreciation expense was $105.8 million, $93.4 million and $74.1 million for fiscal 2008, 2007 and 2006, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects goodwill and other intangible asset balances as of September 28, 2006 and the activity thereafter through September 25, 2008 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	23.0
Gross balance at September 28, 2006	$440,681	$2,800	$2,850	$1,347	$9,614
Purchase accounting adjustments (1)	522	—	—	331	—
Acquisitions	143,133	21,250	—	250	2,849

Gross balance at September 27, 2007	584,336	24,050	2,850	1,928	12,463
Purchase accounting adjustments(1)	36,499	—	—	—	—
Acquisitions	6,818	—	—	—	130

Gross balance at September 25, 2008	$627,653	$24,050	$2,850	$1,928	$12,593

Accumulated amortization at September 28, 2006			$(1,352)	$(203)	$(2,560)
Amortization			(950)	(285)	(1,139)

Accumulated amortization at September 27, 2007			(2,302)	(488)	(3,699)
Amortization			(548)	(269)	(1,551)

Accumulated amortization at September 25, 2008			$(2,850)	$(757)	$(5,250)

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the Petro Express acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows (amounts in thousands):

Fiscal year
2009	$1,625
2010	952
2011	464
2012	362
2013	318
Thereafter	4,793

Total estimated amortization expense	$8,514

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2008 and our annual testing of indefinite-lived intangibles in the fourth quarter of 2008. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. During the third quarter of fiscal 2008, based principally upon a decline in our market capitalization to less than our book value, we determined that there was sufficient indication to require an additional impairment evaluation during the third quarter of fiscal 2008. We completed this additional evaluation (during which our

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market capitalization increased such that it again exceeded our book value) in the fourth quarter of fiscal 2008 and determined that no portion of our goodwill balance was deemed impaired. Accordingly, no impairment charges related to goodwill or other intangible assets were recognized in fiscal 2008, 2007 or 2006.

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 25, 2008	September 27, 2007
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$446,250	$350,000
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	250,000	250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	150,000	150,000
Other notes payable; various interest rates and maturity dates	250	290

Total long-term debt	846,500	750,290
Less—current maturities	(27,385)	(3,541)

Long-term debt, net of current maturities	$819,115	$746,749

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

On April 4, 2007, in accordance with the terms of our then-existing credit agreement, we borrowed an additional term loan in an aggregate principal amount of $100.0 million (the “additional term loan”) and used the proceeds to finance the Petro Express® acquisition. The additional term loan was subject to the same terms and conditions, including interest rate and maturity date, as was the original $205.0 million term loan under the then-existing credit agreement. The principal amount of the additional term loan was scheduled to be repaid in 19 quarterly installments beginning on June 30, 2007, unless such payments were accelerated or prepaid as provided in the then-existing credit agreement. The terms of the additional term loan were incorporated into the then-existing credit agreement through an amendment.

On May 15, 2007, we entered into a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing $675.0 million senior credit facility. Our senior credit facility includes: (i) a $225.0 million six-year revolving credit facility; (ii) a $350.0 million seven-year initial term loan facility; and (iii) a $100.0 million seven-year delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio remained greater than 4.00 to 1.00 for each quarter during fiscal 2008, so the applicable margins on our term loans during fiscal 2008 remained 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio remained greater than 4.00 to 1.00 for each quarter during fiscal 2008, so the applicable margins on our borrowings under the revolving credit facility during fiscal 2008 were increased to 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit. As of September 25, 2008, there were no outstanding borrowings under our revolving credit facility and we had approximately $93.3 million of standby letters of credit issued under the facility. As a result, we had approximately $131.7 million in available borrowing capacity under our revolving credit facility (approximately $26.7 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 2.5% on August 29, 2008.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of September 25, 2008, we were in compliance with these covenants and restrictions.

Provided that we are in pro forma compliance with the senior secured leverage incurrence test (as defined in our credit agreement) and no default under our credit agreement is continuing or would result therefrom, the covenant in our credit agreement that limits our ability to pay dividends or make other distributions with respect to our common stock permits us to pay dividends or make such distributions in an aggregate amount not to exceed $35.0 million per fiscal year, plus either

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual excess cash flow for the previous fiscal year (if our consolidated total leverage ratio was less than or equal to 3.50 to 1.0 at the end of such previous fiscal year) or the portion of annual excess cash flow for the previous fiscal year that we are not required to utilize to prepay outstanding amounts under our senior credit facility (if our consolidated total leverage ratio was greater than 3.50 to 1.0 at the end of the previous fiscal year).

We also have outstanding $150.0 million of convertible notes. The convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of September 25, 2008, our closing stock price was $18.67. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,817,775.

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

Pursuant to EITF 90-19,Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, EITF 00-19,Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , and EITF 01-6,The Meaning of Indexed to a Company’s Own Stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions. See Note 1- Summary of Significant Accounting Policies for a discussion of FSP APB 14-1.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The remaining annual maturities of our long-term debt as of September 25, 2008 are as follows (amounts in thousands):

Fiscal year
2009	$27,385
2010	4,532
2011	4,526
2012	4,520
2013	154,505
Thereafter	651,032

Total principal payments	$846,500

The fair value of our indebtedness approximated $699.5 million at September 25, 2008. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 7—LEASE FINANCE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for using the financing method. The net book values of assets under capital leases and lease finance obligations at September 25, 2008 and September 27, 2007 are summarized as follows (amounts in thousands):

	September 25, 2008	September 27, 2007
Land	$197,110	$212,688
Buildings	214,828	218,460
Equipment	5,912	5,961
Accumulated depreciation	(44,456)	(37,017)

Total	$373,394	$400,092

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 25, 2008 (amounts in thousands):

Fiscal Year	Lease Finance Obligations	Operating Leases

2009	$46,959	$69,322
2010	46,954	64,049
2011	46,959	59,112
2012	46,734	54,532
2013	46,912	48,020
Later years	393,201	213,987

Total minimum lease payments	$627,719	$509,022

Amount representing interest	(162,686)

Present value of minimum lease payments	465,033
Less—current maturities	(5,322)

Lease finance obligations, net of current maturities	$459,711

Rental expense for operating leases was approximately $78.9 million for fiscal 2008, $74.3 million for fiscal 2007 and $65.4 million for fiscal 2006. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. In accordance with GAAP, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2008, 2007 and 2006, we entered into lease finance obligations with unrelated parties with net proceeds of $12.2 million, $215.3 million and $42.9 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores. None of the acquisition transactions in fiscal 2008 involved lease financing. Included in the fiscal 2007 lease finance obligations is $188.4 million associated with twelve acquisitions, of which $158.7 million related to the Petro Express® acquisition. We retained ownership of all personal property at these locations.

NOTE 8—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in fair value of the hedge instrument are recognized in earnings. Interest income (expense) was $34 thousand, ($25) thousand, and ($7) thousand for fiscal 2008, 2007 and 2006, respectively, for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities. At September 25, 2008, other noncurrent assets, other accrued liabilities and other noncurrent liabilities included derivative assets and liabilities of approximately $548 thousand, approximately $475 thousand and $1.4 million, respectively. At September 27, 2007, prepaid expenses and other current assets and other noncurrent assets included derivative assets of approximately $65 thousand and approximately $398 thousand, respectively. Cash flow hedges at September 25, 2008 represent interest rate swaps with a notional amount of $270.0 million, a weighted-average fixed pay rate of 4.15%, and have various settlement dates, the latest of which is February 2011. Cash flow hedges at September 27, 2007 represent interest rate swaps with a notional amount of $115.0 million, a weighted-average pay rate of 4.26%, and have various settlement dates, the latest of which is April 2009.

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons to hedge against the volatility of gasoline cost and the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we have used derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we have not used derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for hedge accounting purposes, and the mark-to-market gains or losses of these cash flow hedges used to hedge future purchases were immediately recognized in gasoline cost of goods sold. During this program, refining margin futures declined due to an unusual change in the relative pricing of crude oil futures and gasoline futures leading to an after-tax loss on our initial positions of approximately $6.1 million during fiscal 2008.

NOTE 9—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	September 25, 2008	September 27, 2007	September 28, 2006
Net income	$31,783	$26,732	$89,198
Other comprehensive income:
Net unrealized losses on qualifying cash flow hedges (net of deferred income taxes of $712, $567 and $147, respectively)	(1,121)	(892)	(232)

Comprehensive income	$30,662	$25,840	$88,966

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	September 25, 2008	September 27, 2007	September 28, 2006
Unrealized losses on qualifying cash flow hedges	$(2,108)	$(1,746)	$(1,550)
Reclassification adjustment recorded as a reduction of interest expense	987	854	1,318

Net unrealized losses on qualifying cash flow hedges	$(1,121)	$(892)	$(232)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 10—ASSET RETIREMENT OBLIGATIONS

We recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with SFAS No. 143,Accounting for Asset Retirement Obligations . A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate ranging from approximately 6.4% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our asset retirement obligation estimates during fiscal 2008. This liability is included in other accrued liabilities and noncurrent liabilities.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2008	2007
Beginning balance	$22,195	$19,847
Liabilities incurred	407	504
Liabilities assumed—acquisitions	202	1,735
Liabilities settled	(1,126)	(1,197)
Accretion expense	1,443	1,306

Ending balance	$23,121	$22,195

NOTE 11—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	2008	2007	2006
Interest on long-term debt, including amortization of deferred financing costs	$46,638	$45,397	$39,554
Interest on lease finance obligations	42,263	32,963	22,262
Interest rate swap settlements	1,615	(1,402)	(2,374)
Fair market value change in non-qualifying derivatives	(34)	25	7
Capitalized interest	(1,594)	(1,413)	—
Miscellaneous	245	59	153

Subtotal: Interest expense	89,133	75,629	59,602
Interest income	(1,540)	(3,430)	(4,941)

Subtotal: Interest expense, net	87,593	72,199	54,661
Loss on extinguishment of debt	—	2,212	1,832

Total interest expense, net and loss on extinguishment of debt	$87,593	$74,411	$56,493

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss on extinguishment of debt of $2.2 million during the third quarter of fiscal 2007 and the loss on extinguishment of debt of $1.8 million during the first quarter of fiscal 2006 represent write-offs of unamortized deferred financing costs associated with separate refinancings of our then existing senior credit facilities.

NOTE 12—INCOME TAXES

The components of income tax expense are summarized below (amounts in thousands):

	2008	2007	2006
Current:
Federal	$5,346	$14,858	$49,712
State	1,680	2,704	8,682

Current income tax expense	7,026	17,562	58,394

Deferred:
Federal	11,528	(744)	(1,288)
State	974	138	48

Deferred income tax (benefit) expense	12,502	(606)	(1,240)

Net income tax expense	$19,528	$16,956	$57,154

As of September 25, 2008 and September 27, 2007, deferred income tax (liabilities) and assets are comprised of the following (amounts in thousands):

	2008	2007
Property and equipment	$(71,960)	$(66,119)
Inventories	(2,745)	(4,093)
Goodwill and other intangibles	(55,662)	(44,881)
Environmental	(353)	(420)
Prepaid expenses	(2,155)	(2,106)
Other	(113)	(294)

Gross deferred income tax liabilities	(132,988)	(117,913)

Accrued insurance	12,112	12,220
Asset retirement obligations	6,423	5,820
Deferred vendor rebates	10,594	11,806
Reserve for closed stores	2,752	2,950
Lease finance obligations	13,572	13,316
Stock-based compensation expense—Nonqualified options	2,337	1,359
Other	8,366	5,510

Gross deferred income tax assets	56,156	52,981

Net operating loss carryforwards	636	724
State credits	332	135

Net deferred income tax liability	$(75,864)	$(64,073)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 25, 2008 and September 27, 2007, net current deferred income tax assets totaled $14.8 million and $10.6 million, respectively, and net noncurrent deferred income tax liabilities totaled $90.7 million and $74.7 million, respectively. We recorded deferred tax benefits of approximately $700 thousand related to derivative transactions under SFAS No. 133 directly to Other Comprehensive Income.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2008, 2007 and 2006) to actual income tax expense for each of the periods presented are as follows (amounts in thousands):

	2008	2007	2006
Tax expense at federal statutory rate	$17,959	$15,291	$51,224
State tax expense, net of federal tax expense	1,744	1,721	5,674
Permanent differences	(175)	(56)	256

Net income tax expense	$19,528	$16,956	$57,154

As of September 25, 2008, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 25, 2008 have the following expiration dates (amounts in thousands):

Year of Expiration	Carryforwards
2016	$2,158
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321

Total loss carryforward	$14,681

On September 28, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $556 thousand net increase to the reserves for uncertain tax positions. This increase was accounted for as one-time cumulative effect adjustment and recognized as a reduction to beginning retained earnings.

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

A reconciliation of beginning and ending gross amounts of unrecognized tax benefits is as follows (amounts in thousands):

Balance at September 28, 2007	$590
Decreases resulting from tax positions taken during the prior periods	(590)
Balance at September 25, 2008	$0

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of the impact of deferred tax accounting, none of the decrease to unrecognized tax benefits affected the effective tax rate. The Company elected on adoption of FIN 48 to classify interest and penalties recognized in accordance with FIN 48 as income tax expense. Accrued interest and penalties related to unrecognized tax benefits totaled $845 thousand and $958 thousand as of September 25, 2008 and September 27, 2007, respectively.

There are no significant income tax examinations in progress. Federal income tax returns for fiscal years 1999 through 2007 and state income tax returns for fiscal years 1994 through 2007 remain open for examination by the tax authorities.

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 25, 2008, we were contingently liable for outstanding letters of credit in the amount of approximately $93.3 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the

Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. On September 26, 2008, the court issued an order preliminarily approving the settlement. On April 6, 2009, the court will hold a hearing to determine whether to grant final approval of the settlement. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07), and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been or will be transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Board of Directors has adopted employment agreements for our executives, which create certain liabilities in the event of the termination of these executives following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

 Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 25, 2008, other accrued liabilities included the unamortized liabilities associated with these payments of $337 thousand and $20.9 million, respectively. At September 27, 2007, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.1 million and $23.6 million, respectively.

McLane Company, Inc.—we purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

Major Oil Companies—we have entered into product brand imaging agreements with numerous oil companies to buy gasoline at market prices. The initial terms of these agreements have expiration dates ranging from 2010 to 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to gasoline cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on gasoline volume purchased.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 25, 2008, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. At this time, we believe our facilities in Florida meet or exceed the regulations developed by the State of Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2007, environmental reserves of approximately $1.1 million and $20.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 256 and 285 known contaminated sites as of September 25, 2008 and September 27, 2007, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $18.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we may spend up to $1.3 million for remediation, tank removal and litigation. Also, as of September 25, 2008 and September 27, 2007, there were an additional 518 and 557 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 25, 2008 and other cost amounts covered by responsible third parties are as follows (amounts in thousands):

Fiscal Year	Expected Payments
2009	$603
2010	573
2011	503
2012	260
2013	54
Thereafter	58

Total undiscounted amounts not covered by a third party	2,051
Other current cost amounts	22,641
Amount representing interest	(4,823)

Environmental reserves	$19,869

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 25, 2008, anticipated reimbursements of $18.9 million are recorded as other noncurrent assets and $3.9 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gasoline Contractual Contingencies

The Branded Jobber Contract between us and BP® dated as of February 1, 2003, as subsequently amended, sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. We exceeded the requirement for the one year period ending September 30, 2008. The minimum requirement for the one-year period ending September 30, 2009 is approximately 570 million gallons of BP® branded product.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate meeting the minimum volume requirements for the one year period ended September 30, 2009.

NOTE 14—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $1.7 million, $1.5 million and $891 thousand for fiscal 2008, 2007 and 2006, respectively.

NOTE 15—COMMON STOCK

In November 2005 we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. See Note 6—Long-Term Debt for details.

In August 2007, our Board of Directors approved a program under which we were authorized to repurchase up to $35 million of our common stock in each of fiscal 2007 and fiscal 2008, but not to exceed an aggregate of $50 million. The repurchase program permitted repurchases until September 25, 2008 in the open market or through private transactions, in accordance with regulations set forth by the Securities and Exchange Commission. During fiscal 2007, we purchased an aggregate of 692,844 shares of our common stock pursuant to the repurchase program. The total dollar value of the shares purchased was approximately $21.7 million. No shares were purchased pursuant to the repurchase program during fiscal 2008. As of September 25, 2008, the remaining authorization balance of $28.3 million for repurchases under our share repurchase program had expired.

NOTE 16—STOCK COMPENSATION PLANS

On January 1, 1998, we adopted The Pantry, Inc. 1998 Stock Option Plan (the “1998 Stock Option Plan”), an incentive and non-qualified stock option plan. The 1998 Stock Option Plan permitted us to grant options to purchase up to 1,275,000 shares of our common stock to officers, key employees, consultants or any of our subsidiaries and certain members of our Board of Directors. On June 3, 1999, we adopted The Pantry, Inc. 1999 Stock Option Plan (the “1999 Stock Option Plan”) with provisions similar to the 1998 Stock Option Plan. The 1999 Stock Option Plan permitted us to grant incentive stock options and non-qualified stock options to purchase up to 3,825,000 shares of our common stock to officers, directors, employees and consultants. Each plan is administered by our Board of Directors or a committee of our Board of Directors. Options under each plan were granted at prices determined by our Board of Directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under each plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 15, 2003, our Board of Directors amended the 1999 Stock Option Plan to increase the number of shares of common stock that may be issued under the plan by 882,505 shares. This number of shares corresponded to the number of shares that remained available at that time for issuance under the 1998 Stock Option Plan, which our Board of Directors terminated (except for the purpose of continuing to govern options outstanding under that plan). No options remain outstanding under the 1998 Stock Option Plan.

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

Prior to September 30, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, and related interpretations, as permitted by SFAS No. 123,Accounting for Stock-Based Compensation. We did not recognize stock-based compensation expense in our Consolidated Statements of Operations prior to September 30, 2005, as all options granted under our equity-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 30, 2005, we adopted the fair value recognition provisions of SFAS No. 123R,Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation costs recognized include compensation costs for all share-based payments granted prior to, but not yet vested as of, September 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to September 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. The Omnibus Plan, which is shareholder approved, permits the grant of equity awards for up to 3.2 million shares of common stock. We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2008 is presented in the table below:

	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)

Options outstanding, September 27, 2007	875,718	$40.20
Granted	401,500	27.01
Exercised	(15,666)	26.77
Forfeited	(157,503)	38.21

Options outstanding, September 25, 2008	1,104,049	$35.88	4.9	$220
Options exercisable, September 25, 2008	455,882	$36.39	3.9	$220

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have excluded 1,069,690 outstanding options and 421,523 vested options from our intrinsic value calculations, which have an exercise price greater than our closing stock price on September 25, 2008 of $18.67. We expect that approximately 600,000 of the remaining unvested options will vest according to the terms of the grants.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 25, 2008, remaining compensation expense to be recognized on these options through September 2011 is approximately $3.9 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2008, 2007 and 2006 as follows:

	Year Ended
	September 25, 2008	September 27, 2007	September 28, 2006
Weighted-average grant fair value	$7.60	$13.90	$11.74
Weighted-average expected lives (years)	3.00	2.55	2.00
Risk-free interest rate	3.0%	4.8%	4.5%
Expected volatility	36.3%	37.1%	47.0%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2008, 2007 and 2006 was approximately $3.1 million, $4.6 million, and $4.8 million, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was approximately $55 thousand , $4.5 million, and $15.9 million, respectively. Cash received from options exercised totaled approximately $417 thousand, $5.1 million, and $4.4 million, during fiscal 2008, 2007 and 2006 respectively. The total fair value of options that vested during fiscal 2008, 2007 and 2006 was approximately $3.6 million, $3.2 million and $1.8 million, respectively.

We recorded $3.3 million (of which $290 thousand related to restricted stock), $3.7 million and $2.8 million in stock-based compensation expense in general and administrative expenses in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We recorded related tax benefits of $2.1 million, $2.2 million and $1.1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 25, 2008:

Date Granted	Exercise Prices	Number Outstanding September 25, 2008	Remaining Contractual Life	Number of Options Exercisable
11/26/01	$5.12	1,334	Less than one year	1,334
3/25/03	4.50	5,000	1 year	5,000
7/23/03	8.09	3,334	2 years	3,334
10/22/03	14.80	24,691	2 years	24,691
3/31/04	19.95	10,000	3 years	10,000
11/19/04	26.77	124,189	3 years	124,189
12/15/04	27.89	6,667	3 years	6,667
3/29/05	30.48	15,000	4 years	15,000
10/26/05	35.76	183,334	4 years	113,001
01/24/06	58.31	10,000	4 years	6,667
03/01/06	58.79	10,000	4 years	6,667
03/30/06	62.03	30,000	5 years	20,000
07/05/06	56.61	20,000	5 years	13,333
08/02/06	45.74	25,000	5 years	16,666
11/06/06	52.04	20,000	5 years	6,667
11/09/06	50.99	168,000	5 years	56,000
05/09/07	45.05	50,000	6 years	16,666
07/02/07	46.62	30,000	6 years	10,000
11/20/07	27.75	317,500	6 years	—
3/27/08	21.84	50,000	7 years	—

	Total	1,104,049		455,882

As of September 25, 2008 we have approximately 2.1 million shares available for stock option grants.

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

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2008	2007	2006
Net income	$31,783	$26,732	$89,198

Earnings per share—basic:
Weighted-average shares outstanding	22,205	22,776	22,559

Earnings per share—basic	$1.43	$1.17	$3.95

Earnings per share—diluted:
Weighted-average shares outstanding	22,205	22,776	22,559
Dilutive impact of options and convertible notes outstanding	31	135	428

Weighted-average shares and potential dilutive shares outstanding	22,236	22,911	22,987

Earnings per share—diluted	$1.43	$1.17	$3.88

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.1 million for fiscal 2008, 418 thousand for fiscal 2007 and 95 thousand for fiscal 2006.

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 25, 2008 based on the framework inInternal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, at September 25, 2008, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of September 25, 2008, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Sanford, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc. and subsidiaries (the "Company") as of September 25, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 25, 2008 of the Company and our report dated December 9, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touch LLP

Charlotte, North Carolina

December 9, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” on page 10 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009. Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 27, 2008.

Item 11.	Executive Compensation.

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation—Compensation Committee Interlocks and Insider Participation” and “Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Transactions with Affiliates” and "Information About Our Board of Directors—General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009.

Item 14.	Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Proposal 2: Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 17, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 25, 2008:

(i)	Consolidated Financial Statements—See index on page 50 of this Annual Report on Form 10-K for the year ended September 25, 2008.

(ii)	Financial Statement Schedule—See index on page 50 of this Annual Report on Form 10-K for the year ended September 25, 2008.

(iii)	Exhibits:

Exhibit No.	Description of Document
2.1

Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2008)
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
10.3

Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

10.4

First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.5

Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.6

Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.7

Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.8

Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.9

Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.10

Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.11

Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.12

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

Exhibit No.	Description of Document
10.13

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.14

Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.15

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.16

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.17

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.19

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (South Carolina) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.20

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.21

Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.22

Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003))

10.23

Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.24

Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006)**

10.25

The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

Exhibit No.	Description of Document
10.26

Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.27	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.28

Summary of Material Terms of The Pantry, Inc. 2008 Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.11 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.29	Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan**
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

10.33

Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.35

Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.36

Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.37

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.38

Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.39

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.40

Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.41

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.16 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.42

Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

Exhibit No.	Description of Document
10.43

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.44

Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.45	Employment Agreement dated January 20, 2006 by and between Robert Williams and The Pantry, Inc.**
10.46

Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.47

Severance Agreement and General Release dated March 31, 2008 by and between The Pantry and David M. Zaborski (incorporated by reference to Exhibit 10.12 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.48

Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)

10.49

Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)

10.50

Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)

10.51

Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.52

Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.53

Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)

10.54

Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)

Exhibit No.	Description of Document
10.55

Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.56

Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.57

Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.58

First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.59

Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.60

Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.61

Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.62

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.63

Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.64

Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.65

Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

Exhibit No	Description of Document
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

THE PANTRY, INC.
By:	/s/ Peter J. Sodini
Peter J. Sodini
President and Chief Executive Officer
Date:	December 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter J. Sodini Peter J. Sodini	President, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2008

/s/ Frank G. Paci Frank G. Paci	Sr. Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	December 9, 2008

/s/ Berry L. Epley Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 9, 2008

/s/ Robert F. Bernstock Robert F. Bernstock	Director	December 9, 2008

/s/ Paul L. Brunswick Paul L. Brunswick	Director	December 9, 2008

/s/ Wilfred A. Finnegan Wilfred A. Finnegan	Director	December 9, 2008

/s/ Edwin J. Holman Edwin J. Holman	Director	December 9, 2008

/s/ Terry L. McElroy Terry L. McElroy	Director	December 9, 2008

/s/ Mark D. Miles Mark D. Miles	Director	December 9, 2008

/s/ Bryan E. Monkhouse Bryan E. Monkhouse	Director	December 9, 2008

/s/ Thomas M. Murnane Thomas M. Murnane	Director	December 9, 2008

/s/ Maria Del Carmen Richter Maria Del Carmen Richter	Director	December 9, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions for payments or write-offs	Balance at end of period
Year ended September 25, 2008
Allowance for doubtful accounts	$110	$2,645	$—	$(251)	$2,504
Reserve for environmental issues	21,284	697	—	(2,112)	19,869
Reserve for closed stores	6,205	2,267	—	(2,557)	5,915
	$27,599	$5,609	$—	$(4,920)	$28,288

Year ended September 27, 2007
Allowance for doubtful accounts	$262	$—	$—	$(152)	$110
Reserve for environmental issues	18,358	1,177	2,981	(1,232)	21,284
Reserve for closed stores	7,089	1,035	—	(1,919)	6,205
	$25,709	$2,212	$2,981	$(3,303)	$27,599

Year ended September 28, 2006
Allowance for doubtful accounts	$546	$—	$—	$(284)	$262
Reserve for environmental issues	16,320	891	2,206	(1,059)	18,358
Reserve for closed stores	7,946	498		(1,355)	7,089
	$24,812	$1,389	$2,206	$(2,698)	$25,709

(1) Represents amounts charged to Goodwill or to the offsetting environmental receivable.

Exhibit Index

Exhibit No.	Description of Document
2.1

Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2008)
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
10.3

Second Amended and Restated Security Agreement dated December 29, 2005 between The Pantry and R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

10.4

First Amendment to Second Amended and Restated Credit Agreement dated April 4, 2007 by and among The Pantry, as borrower, R. & H. Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as guarantors, Wachovia, as administrative agent and lender, JPMorgan Chase Bank, National Association, as syndication agent and lender, and Harris N.A., as documentation agent and lender (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.5

Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.6

Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.7

Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.8

Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.9

Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.10

Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.11

Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.12

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

Exhibit No.	Description of Document
10.13

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.14

Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.15

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.16

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.17

Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.19

Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (South Carolina) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.20

Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.21

Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.22

Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003))

10.23

Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.24

Independent Director Compensation Program, Second Amendment February 2006 (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006)**

10.25

The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

Exhibit No.	Description of Document
10.26

Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.27	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.28

Summary of Material Terms of The Pantry, Inc. 2008 Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.11 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.29	Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan**
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

10.33

Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.35

Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.36

Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.37

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.38

Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.39

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.40

Amended and Restated Employment Agreement dated November 20, 2007 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.44 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.41

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Steven J. Ferreira and The Pantry (incorporated by reference to Exhibit 10.16 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.42

Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

Exhibit No.	Description of Document
10.43

First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.44

Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.45	Employment Agreement dated January 20, 2006 by and between Robert Williams and The Pantry, Inc.**
10.46

Amended and Restated Employment Agreement dated November 20, 2007 by and between David M. Zaborski and The Pantry (incorporated by reference to Exhibit 10.48 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.47

Severance Agreement and General Release dated March 31, 2008 by and between The Pantry and David M. Zaborski (incorporated by reference to Exhibit 10.12 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.48

Distribution Service Agreement dated October 10, 1999 by and between The Pantry, Lil’ Champ and McLane Company, Inc. (“McLane”), as amended by the First Amendment to Distribution Service Agreement dated June 28, 2001 and the Second Amendment to Distribution Service Agreement dated September 8, 2001 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 27, 2001)

10.49

Third Amendment to Distribution Service Agreement by and between The Pantry, Lil’ Champ and McLane dated October 5, 2002 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.39 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2002)

10.50

Fourth Amendment to Distribution Service Agreement dated October 16, 2003 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.35 to The Pantry’s Annual Report on Form 10-K, as amended, for the year ended September 25, 2003)

10.51

Fifth Amendment to Distribution Service Agreement dated April 1, 2004 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.52

Sixth Amendment to Distribution Service Agreement dated April 21, 2005 by and between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005)

10.53

Seventh Amendment to Distribution Service Agreement dated May 11, 2006 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006)

10.54

Eighth Amendment to Distribution Service Agreement dated March 17, 2007 between The Pantry and McLane (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)

Exhibit No.	Description of Document
10.55

Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.56

Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.57

Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.58

First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.59

Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.60

Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.61

Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.62

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.63

Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.64

Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.65

Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

Exhibit No	Description of Document
12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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