Form 10-Q
period 2008-12-25
PANTRY INC
filed 2009-02-03
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2008

Commission file number: 000-25813

_______________________

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

_______________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,431,000 SHARES
(Class)	(Outstanding at February 1, 2009)

THE PANTRY, INC.

FORM 10-Q

December 25, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 25, 2008	September 25, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$254,778	$217,188
Receivables, net	84,357	109,050
Inventories	111,552	132,248
Prepaid expenses and other current assets	9,870	12,706
Deferred income taxes	15,901	14,845
Total current assets	476,458	486,037
Property and equipment, net	986,500	990,916
Other assets:
Goodwill	627,654	627,653
Other intangible assets	32,130	32,564
Other noncurrent assets	29,605	31,560
Total other assets	689,389	691,777
Total assets	$2,152,347	$2,168,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,314	$27,385
Current maturities of lease finance obligations	5,453	5,322
Accounts payable	134,962	171,216
Accrued compensation and related taxes	17,317	20,217
Other accrued taxes	36,727	27,226
Self-insurance reserves	32,607	33,775
Other accrued liabilities	38,217	39,936
Total current liabilities	269,597	325,077
Other liabilities:
Long-term debt	817,156	819,115
Lease finance obligations	458,492	459,711
Deferred income taxes	89,947	90,708
Deferred vendor rebates	21,288	20,875
Other noncurrent liabilities	68,347	63,385
Total other liabilities	1,455,230	1,453,794
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,431,000 and 22,209,615 issued and outstanding at December 25, 2008 and September 25, 2008, respectively	222	222
Additional paid-in capital	173,272	169,851
Accumulated other comprehensive deficit, net of deferred income taxes of $3,821 at December 25, 2008 and $517 at September 25, 2008	(6,017)	(819)
Retained earnings	260,043	220,605
Total shareholders’ equity	427,520	389,859
Total liabilities and shareholders’ equity	$2,152,347	$2,168,730

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	December 25, 2008	December 27, 2007
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$390,116	$395,380
Gasoline	1,242,365	1,582,921
Total revenues	1,632,481	1,978,301
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	251,435	249,017
Gasoline cost of goods sold (exclusive of items shown separately below)	1,112,224	1,526,764
Store operating	130,607	126,138
General and administrative	26,485	22,974
Depreciation and amortization	26,882	26,642
Total costs and operating expenses	1,547,633	1,951,535
Income from operations	84,848	26,766
Other income (expense):
Interest expense, net	(21,042)	(21,607)
Miscellaneous	161	190
Total other expense	(20,881)	(21,417)
Income before income taxes	63,967	5,349
Income tax expense	(24,529)	(2,100)
Net income	$39,438	$3,249
Earnings per share:
Basic	$1.78	$0.15
Diluted	$1.77	$0.15

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	December 25, 2008	December 27, 2007
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,438	$3,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,882	26,642
Provision for deferred income taxes	1,489	47
Gain on extinguishment of debt	(470)	—
Stock-based compensation expense	2,771	877
Other	1,681	1,640
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	24,693	2,965
Inventories	20,696	15,740
Prepaid expenses and other current assets	2,811	629
Other noncurrent assets	872	(79)
Accounts payable	(36,254)	(21,264)
Other current liabilities and accrued expenses	6,347	(6,159)
Other noncurrent liabilities	(2,003)	2,083
Net cash provided by operating activities	88,953	26,370
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(25,969)	(36,457)
Proceeds from sales of property and equipment	579	548
Acquisitions of businesses, net of cash acquired	(1)	(2,893)
Net cash used in investing activities	(25,391)	(38,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(24,560)	(885)
Repayments of lease finance obligations	(1,418)	(1,322)
Proceeds from lease finance obligations	—	600
Proceeds from exercise of stock options	—	79
Excess income tax benefits from stock-based compensation arrangements	6	22
Other financing costs	—	(35)
Net cash used in financing activities	(25,972)	(1,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,590	(13,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	217,188	71,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,778	$57,530
Cash paid during the period:
Interest	$17,845	$17,766
Income taxes	$5,828	$2,355
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,936	$5,210

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of December 25, 2008 and for the three months ended December 25, 2008 and December 27, 2007 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 25, 2008 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2008.

Our results of operations for the three months ended December 25, 2008 and December 27, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2009” refer to our current fiscal year, which ends on September 24, 2009, and references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2009 is a 52 week year. Fiscal 2008 was also a 52 week year.

The Pantry

As of December 25, 2008, we operated 1,648 convenience stores located in Florida (449), North Carolina (384), South Carolina (283), Georgia (133), Tennessee (104), Mississippi (99), Alabama (81), Virginia (50), Kentucky (30), Louisiana (26), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 25, 2008, we operated 238 quick service restaurants within 228 of our locations and 281 of our stores included car wash facilities. Self-service gasoline is sold at 1,630 locations, 1,113 of which sell gasoline under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ®, ExxonMobil ® and Shell ®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $221.6 million and $231.7 million for the three months ended December 25, 2008 and December 27, 2007, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 25, 2008 and December 27, 2007, we have increased inventory by capitalizing variances of approximately $699 thousand and $1.9 million, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 in the second quarter of fiscal 2009 will not affect our financial position, financial performance or cash flows.

In March 2008, the FASB concluded its re-deliberations on FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes due 2012 (“convertible notes”). We are currently evaluating FSP APB 14-1 to determine the impact it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes. The impact will be a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the convertible notes.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on September 26, 2008, and the adoption of SFAS No. 159 did not have a material impact on our financial statements.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, Fair Value Measurements, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Accordingly, our adoption of SFAS No.157 in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

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

In accordance with our policy, we will conduct our annual impairment testing of goodwill in the second quarter of fiscal 2009 and our annual testing of indefinite-lived intangibles in the fourth quarter of fiscal 2009. In addition, goodwill and indefinite-lived intangibles are reviewed for impairment more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized in the periods presented for fiscal 2009 or fiscal 2008.

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

The following table reflects goodwill and other intangible asset balances as of September 25, 2008 and the activity thereafter through December 25, 2008 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	9.7	23.0
Gross balance at September 25, 2008	$627,653	$24,050	$2,850	$1,928	$12,593
Acquisitions	1	—	—	—	—
Gross balance at December 25, 2008	$627,654	$24,050	$2,850	$1,928	$12,593
Accumulated amortization at September 25, 2008			$(2,850)	$(757)	$(5,250)
Amortization			—	(67)	(367)
Accumulated amortization at December 25, 2008			$(2,850))	$(824)	$(5,617)
Net book value	$627,654	$24,050	$—	$1,104	$6,976

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual lives of our non-compete agreements range from 3 – 35 years. The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of December 25, 2008 is as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$1,191
2010	953
2011	464
2012	362
2013	317
Thereafter	4,793
Total estimated amortization expense	$8,080

NOTE 3—COMMITMENTS AND CONTINGENCIES

As of December 25, 2008, we were contingently liable for outstanding letters of credit in the amount of approximately $88.6 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. Beginning in September 2005, we received requests from the Securities and Exchange Commission (“SEC”) that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. We are cooperating with the SEC in this ongoing investigation.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 25, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $238 thousand and $21.3 million, respectively. As of September 25, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $337 thousand and $20.9 million, respectively.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 25, 2008, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $19.7 million and $19.9 million as of December 25, 2008 and September 25, 2008, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 250 and 256 known contaminated sites as of December 25, 2008 and September 25, 2008, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.8 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $1.9 million for remediation, tank removal and litigation. Also, as of December 25, 2008 and September 25, 2008, there were an additional 512 and 518 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 25, 2008, anticipated reimbursements of $18.2 million are recorded as other noncurrent assets and $3.3 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Gasoline Contractual Contingencies

Our Branded Jobber Contract with BP® dated as of February 1, 2003, as subsequently amended, sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. We exceeded the requirement for the one-year period ending September 30, 2008. The minimum requirement for the one-year period ending September 30, 2009 is approximately 570 million gallons of BP® branded product. For the quarter ended December 25, 2008, we purchased approximately 130 million gallons of BP® branded gasoline.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 25, 2008	September 25, 2008
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$422,278	$446,250
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	250,000	250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	148,953	150,000
Other notes payable; various interest rates and maturity dates	239	250
Total long-term debt	821,470	846,500
Less: Current maturities	(4,314)	(27,385)
Long-term debt, net of current maturities	$817,156	$819,115

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing $675.0 million senior credit facility. Our senior credit facility includes: (i) a $225.0 million six-year revolving credit facility; (ii) a $350.0 million seven-year initial term loan facility; and (iii) a $100.0 million seven-year delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014. We incurred approximately $2.5 million in costs associated with our current senior credit facility. We deferred these costs and are amortizing them over the life of the facility.

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

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). At the end of fiscal 2008, our consolidated total leverage ratio was in excess of 3.50 to 1.0, and we were required to make a principal payment of approximately $23.0 million during the first quarter of fiscal 2009.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the fourth quarter of fiscal 2008, so the applicable margins on our term loans during the first quarter of fiscal 2009 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the fourth quarter of fiscal 2008, so the applicable margins on our borrowings under the revolving credit facility during the first quarter of fiscal 2009 were 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit. As of December 25, 2008, there were no outstanding borrowings under our revolving credit facility and we had approximately $88.6 million of standby letters of credit issued under the facility. As a result, we had approximately $136.4 million in available borrowing capacity under our revolving credit facility (approximately $31.4 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 1.4% on November 28, 2008.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of December 25, 2008, we were in compliance with these covenants and restrictions.

Provided that we are in pro forma compliance with the senior secured leverage incurrence test (as defined in our credit agreement) and no default under our credit agreement is continuing or would result therefrom, the covenant in our credit agreement that limits our ability to pay dividends or make other distributions with respect to our common stock permits us to pay dividends or make such distributions in an aggregate amount not to exceed $35.0 million per fiscal year, plus either annual excess cash flow for the previous fiscal year (if our consolidated total leverage ratio was less than or equal to 3.50 to 1.0 at the end of such previous fiscal year) or the portion of annual excess cash flow for the previous fiscal year that we are not required to utilize to prepay outstanding amounts under our senior credit facility (if our consolidated total leverage ratio was greater than 3.50 to 1.0 at the end of the previous fiscal year).

We have outstanding $250.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these notes. We deferred these costs and are amortizing them over the life of the notes.

          As of September 25, 2008, we had outstanding $150.0 million of convertible notes. During the first quarter of fiscal 2009, we purchased approximately $1.0 million of our convertible notes on the open market. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of December 25, 2008, our closing stock price was $19.01. If, upon the occurrence of certain events, the holders of the convertible

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,791,107.

The remaining annual maturities of our long-term debt as of December 25, 2008 are as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$3,235
2010	4,317
2011	4,321
2012	4,325
2013	153,272
Thereafter	652,000
Total principal payments	$821,470

The fair value of our indebtedness approximated $533.2 million at December 25, 2008. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings. Interest expense was $0 and $38 thousand for the first quarter of fiscal 2009 and fiscal 2008, respectively, for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for agreements of similar terms and maturities. At December 25, 2008, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $3.1 million and $6.7 million, respectively. At September 25, 2008, other noncurrent assets, other accrued liabilities and other noncurrent liabilities included derivative assets and liabilities of approximately $548 thousand, $475 thousand and $1.4 million, respectively. Cash flow hedges at December 25, 2008 represent interest rate swaps with a notional amount of $320.0 million, a weighted-average pay rate of 3.99% and have various settlement dates, the latest of which is October 2011.

NOTE 6—STOCK COMPENSATION PLANS

Effective September 30, 2005, we adopted SFAS No. 123 (revised 2004),Share-Based Payment, using the modified-prospective-transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25,Accounting for Stock Issued to Employees.

The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”) permits the award of cash incentives and equity incentive grants covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and nonforfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards. The Omnibus Plan is administered by the Compensation and Organization Committee of our Board of Directors.

During the first quarter of fiscal 2009, we granted options to purchase 246 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $1.9 million, which will be amortized to expense over the options’ requisite service periods. During the first quarter of fiscal 2009, we granted 188 thousand shares of restricted stock with an aggregate fair value of $3.4 million, which will be amortized over the requisite service period. We recognized $2.8 million (of which $965 thousand related to restricted stock) and $877 thousand (of which $43 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses during the first quarter of fiscal 2009 and fiscal 2008, respectively.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2008	December 27, 2007
Net income	$39,438	$3,249
Other comprehensive income:
Net unrealized losses on qualifying cash flow hedges (net of deferred income taxes of $3,304 and $809, respectively)	(5,198)	(1,274)
Comprehensive income	$34,240	$1,975

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2008	December 27, 2007
Unrealized losses on qualifying cash flow hedges	$(5,265)	$(1,516)
Reclassification adjustment recorded in interest expense	67	242
Net unrealized losses on qualifying cash flow hedges	$(5,198)	$(1,274)

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended
	December 25, 2008	December 27, 2007
Interest on long-term debt, including amortization of deferred financing costs	$11,522	$12,524
Interest on lease finance obligations	10,565	10,154
Interest rate swap agreements	110	(399)
Fair market value change in non-qualifying derivatives	—	38
Capitalized interest	(85)	(522)
Miscellaneous	(447)	195
Subtotal: Interest expense	21,665	21,990
Interest income	(623)	(383)
Interest expense, net	$21,042	$21,607

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 25, 2008	December 27, 2007
Net income	$39,438	$3,249
Earnings per share—basic:
Weighted-average shares outstanding	22,213	22,195
Earnings per share—basic	$1.78	$0.15
Earnings per share—diluted:
Weighted-average shares outstanding	22,213	22,195
Dilutive impact of options	25	44
Weighted-average shares and potential dilutive shares outstanding	22,238	22,239
Earnings per share—diluted	$1.77	$0.15

There were options to purchase 1.3 million and 991 thousand shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the first quarter of fiscal 2009 and fiscal 2008, respectively. The aggregate number of shares of common stock, approximately 3.0 million, which we may issue upon exercise of warrants was excluded from the first quarter of fiscal 2009 and fiscal 2008 computations as their inclusion would have been antidilutive.

NOTE 10—FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We adopted the provisions of SFAS No. 157 as of September 26, 2008 for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact our financial statements, we are now required to provide additional disclosures as part of our consolidated financial statements.

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 5, Derivative Financial Instruments.

SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs are defined as follows:

Tier	Description
Level 1	Defined as observable inputs such as quoted prices in active markets
Level 2	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The valuation of our financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	—	$(9,839)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2008. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 3, 2009. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,648 stores in 11 states as of December 25, 2008. Our stores operate under a number of select banners, with 1,529 of our stores operating under Kangaroo and Kangaroo Express, our primary operating banners. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;
•	sophisticated management of our gasoline business;
•	benefiting from consumer trends towards convenience formats;
•	leveraging our geographic economies of scale;
•	benefiting from the favorable demographics of our markets;
•	selectively pursuing acquisitions; and
•	developing new stores.

Our record quarterly results, in terms of earnings per share for the first quarter of fiscal 2009, primarily reflected a favorable environment in the energy markets, as oil prices fell almost continuously throughout the quarter The resulting declines in gasoline prices led to a strong retail gasoline margin of 25.8 cents per gallon, compared with 10.6 cents per gallon in the corresponding period a year ago. Our net income for the first quarter of fiscal 2009 was $39.4 million, or $1.77 per share on a fully diluted basis, compared to net income of $3.2 million, or $0.15 per share on a fully diluted basis, for the first quarter of fiscal 2008. Decreased gasoline demand coupled with reduced speculation in energy markets primarily caused the 16.8 percent decrease in gasoline prices.

These results were achieved despite continued declines in comparable store gasoline and merchandise volumes and a challenging merchandise gross margin environment. These trends primarily reflect the continuing slowdown in U.S. consumer spending. More specifically, the latest statistics on miles driven across the United States continue to show significant declines despite the dramatic decrease in gasoline prices, with the southeastern United States down more than the national average. With fewer miles driven, demand for gasoline is reduced, which also impacts traffic in our stores and merchandise sales.

Comparable store gasoline gallons sold and merchandise sales for the first quarter decreased 7.2% and 3.0%, respectively, from a year ago. We believe these results were affected by the extreme gasoline shortages in some of our markets during the first three weeks of the quarter. Another factor weighing on our gasoline volume is reduced demand for diesel. With the slowing economy, truck traffic was down significantly, and our comparable store diesel gallons for the quarter declined 18.3 percent from a year ago.

Our merchandise gross margin for the quarter was 35.5%, compared with 37.0% in last year’s first quarter. We believe the decline in our merchandise margin was driven primarily by three factors: an increase in costs in certain categories, a slightly unfavorable mix shift away from higher margin categories, and increased promotional activity, primarily in cigarettes. The softening economy has adversely impacted sales in higher margin discretionary areas such as candy, general merchandise and coffee, and in our service category, especially car washes. In response, we have taken action in some areas to adjust prices to enhance our margins, and continue to explore other opportunities to improve margins without impacting sales. In view of the current retail environment, we also are examining a variety of opportunities to further increase our efficiency through reductions in store operating and general and administrative expenses.

As a result of our strong net income and cash generation in the first quarter, we were able to further improve our liquidity position. Cash and cash equivalents totaled $254.8 million as of December 25, 2008, compared with $217.2 million at the end of fiscal 2008. This increase was achieved despite a required $22.8 million principal repayment under our senior credit facility.

Market and Industry Trends

A weakening U.S. and global economy, a slumping housing market and increased unemployment, continued to reduce consumer disposable income throughout the southeastern United States. Lower disposable income resulted in decreased recreational travel and consumer discretionary spending, which resulted in lower demand for our gasoline and merchandise.

During the first quarter of fiscal 2009, crude oil prices decreased from $107 per barrel to a low of less than $34 per barrel, which decreased our wholesale gasoline costs. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes;

however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 25, 2008 and December 27, 2007 (dollars and gallons, except per gallon data, in thousands, except per gallon data):

	Three Months Ended
	December 25, 2008	December 27, 2007
Selected financial data:
Merchandise gross profit [1]	$138,681	$146,363
Merchandise margin	35.5%	37.0%
Retail gasoline data:
Gallons	499,673	526,183
Margin per gallon	$0.2583	$0.1056
Retail price per gallon	$2.43	$2.92
Total gasoline gross profit [1]	$130,141	$56,157

Comparable store data:
Merchandise sales (decrease) increase (%)	(3.0%)	0.8%
Merchandise sales (decrease) increase	$(11,671)	$2,599
Gasoline gallons decrease (%)	(7.2%)	(2.8%)
Gasoline gallons decrease	(37,857)	(12,843)
Number of stores:
End of period	1,648	1,644
Weighted-average store count	1,652	1,643

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended December 25, 2008 Compared to the Three Months Ended December 27, 2007

Merchandise Revenue and Gross Profit. Merchandise revenue for the first quarter of fiscal 2009 decreased $5.3 million, or 1.3%, from the first quarter of fiscal 2008. This decrease is primarily attributable to a decrease in comparable store merchandise revenue of 3.0%, or $11.7 million, partially offset by merchandise revenue from stores acquired since the beginning of the first quarter of fiscal 2008 of $4.9 million. Merchandise gross profit for the first quarter of 2009 decreased $7.7 million, or 5.2%, from the first quarter of fiscal 2008. This decrease is primarily attributable to lower merchandise revenue during the first quarter of fiscal 2009 and a 150 basis point decrease in merchandise gross margin to 35.5% for the first quarter of fiscal 2009 compared to 37.0% for the first quarter of fiscal 2008. The decrease in merchandise gross margin was primarily due to an unfavorable mix shift away from higher margin categories, increased costs in certain categories and lower cigarette margins as a result of increased promotional activity.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the first quarter of fiscal 2009 decreased $340.6 million, or 21.5%, from the first quarter of fiscal 2008. This decrease is primarily attributable to the 16.8% decrease in the average retail price per gallon to $2.43 and a decrease in gasoline gallons sold. Retail gasoline gallons sold for the first quarter of fiscal 2009 decreased 26.5 million gallons, or 5.0%, from the first quarter of fiscal 2008. The decrease is primarily attributable to a decrease in comparable store gasoline gallons sold of 37.8 million gallons, or 7.2%. The decrease in comparable store gasoline gallons sold was primarily due to decreased consumer demand for gasoline due to increasingly weak economic conditions, which reduced consumer disposable income, leading to decreased recreational travel and consumer discretionary spending.

Gasoline gross profit for the first quarter of fiscal 2009 increased $74.0 million, or 131.8%, from the first quarter of fiscal 2008. The increase is primarily attributable to the 15.3 cent increase in retail gross profit per gallon to 25.8 cents for the first quarter of fiscal 2009 from 10.6 cents in the first quarter of fiscal 2008. The increase in retail gross profit per gallon is primarily due to declining wholesale fuel costs during the first quarter of fiscal 2009 and decreased credit card fees resulting from lower average retail price per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.5 cents per gallon and 4.6 cents per gallon for the three months ended December 25, 2008 and December 27, 2007, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the first quarter of fiscal 2009 increased $8.0 million, or 5.4%, from the first quarter of fiscal 2008. This increase is a result of higher utilities costs, repairs and maintenance expense, store lease expense and stock-based compensation expense. Average per store operating expenses for the first quarter of fiscal 2009 increased 3.0% from the first quarter of fiscal 2008 primarily due to increased utilities, telecommunications and repairs and maintenance expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the first quarter of fiscal 2009 increased $240 thousand, or 0.9%, from the first quarter of fiscal 2008.

Income from Operations. Income from operations for the first quarter of fiscal 2009 increased $58.1 million, or 217.0%, from the first quarter of fiscal 2008. This increase is primarily attributable to the increase in gasoline gross profit, partially offset by increases in store operating and general and administrative expenses, each of which are discussed above.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the first quarter of fiscal 2009 increased $58.3 million, or 108.8%, from the first quarter of fiscal 2008. Adjusted EBITDA for the first quarter of fiscal 2009 increased $57.9 million, or 136.7%, from the first quarter of fiscal 2008. These increases are primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 25, 2008	December 27, 2007
Adjusted EBITDA	$100,180	$42,326
Payments made for lease finance obligations	11,711	11,272
EBITDA	111,891	53,598
Interest expense, net	(21,042)	(21,607)
Depreciation and amortization	(26,882)	(26,642)
Income tax expense	(24,529)	(2,100)
Net income	$39,438	$3,249

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	December 25, 2008	December 27, 2007
Adjusted EBITDA	$100,180	$42,326
Payments made for lease finance obligations	11,711	11,272
EBITDA	111,891	53,598
Interest expense, net	(21,042)	(21,607)
Income tax expense	(24,529)	(2,100)
Stock-based compensation expense	2,771	877
Changes in operating assets and liabilities	17,162	(6,085)
Other	2,700	1,687
Net cash provided by operating activities	$88,953	$26,370
Net cash used in investing activities	$(25,391)	$(38,802)
Net cash provided by (used in) financing activities	$(25,972)	$(1,541)

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first quarter of fiscal 2009 was $21.0 million compared to $21.6 million for the first quarter of fiscal 2008. This decrease is primarily due to the reduction in the principal outstanding on our debt and changes in the interest rates on our variable rate debt.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest our debt and fund capital expenditures. Our working capital as of December 25, 2008 was $206.9 million. Cash provided by operating activities increased to $89.0 million for the first quarter of fiscal 2009 compared to $26.4 million for the first quarter of fiscal 2008. The increase in cash flow from operations is primarily due to net income of $39.4 million and certain changes in working capital. We had $254.8 million of cash and cash equivalents on hand at December 25, 2008.

Capital Expenditures. Capital expenditures (excluding accrued purchases) for the first quarter of fiscal 2009 were $26.0 million. In the first quarter of fiscal 2009, we had proceeds of $579 thousand from asset dispositions and $3.7 million from vendor reimbursements. As a result, our net capital expenditures for the first quarter of fiscal 2009 were $21.7 million, compared to $34.2 million in the first quarter of fiscal 2008. The decrease is primarily due to a continued focus on reducing non-essential capital expenditures while continuing our new store development and technology improvement strategies. We anticipate that net capital expenditures for fiscal 2009 will be approximately $110.0 million.

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

Cash Flows from Financing Activities. For the first quarter of fiscal 2009, net cash used in financing activities was $26.0 million, of which $24.6 million was used to repay long-term debt and $1.4 million was used to repay lease finance obligations. As of December 25, 2008, our debt consisted primarily of $442.3 million in loans under our senior credit facility, $250.0 million of outstanding 7.75% senior subordinated notes and $149.0 million of outstanding 3.0% convertible notes. As of December 25, 2008, we also had outstanding $463.9 million of lease finance obligations.

Senior Credit Facility. We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility, which includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million initial term loan facility and (iii) a $100.0 million delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility.

As of December 25, 2008, we had no outstanding borrowings under our revolving credit facility and approximately $88.6 million of standby letters of credit had been issued. As of December 25, 2008, we had approximately $136.4 million in available borrowing capacity under the revolving credit facility (approximately $31.4 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Senior Subordinated Notes. We have outstanding $250.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Senior Subordinated Convertible Notes. We have outstanding $149.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,791,107.

Shareholders’ Equity. As of December 25, 2008, our shareholders’ equity totaled $427.5 million. The $37.7 million increase from September 25, 2008 is primarily attributable to the net income in the first quarter of fiscal 2009 of $39.4 million, $3.4 million increase in additional paid-in capital, offset by $5.2 million in unrealized losses on cash flow hedges. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of December 25, 2008, we had approximately $136.4 million in available borrowing capacity under our revolving credit facility, approximately $31.4 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first quarter of fiscal 2009, we purchased approximately $1.0 million of our convertible notes on the open market. This purchase did not have a material effect on our liquidity, financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 in the second quarter of fiscal 2009 will not affect our financial position, financial performance or cash flows.

In March 2008, the FASB concluded its re-deliberations on FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our convertible notes. We are currently evaluating FSP APB 14-1 to determine the impact it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes. The impact will be a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the convertible notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on September 26, 2008, and the adoption of SFAS No. 159 did not have a material impact on our financial statements.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Accordingly, our adoption of SFAS No.157 in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 25, 2008, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at December 25, 2008. Fair values have been determined based on quoted market prices as of December 25, 2008.

Expected Maturity Date
as of December 25, 2008
(Dollars in thousands)
	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$33	$48	$52	$56	$149,003	$250,000	$399,192	$237,557
Weighted-average interest rate	5.98%	5.98%	5.98%	5.98%	7.42%	7.75%	6.27%
Long-term debt (variable rate)	$3,202	$4,269	$4,269	$4,269	$4,269	$402,000	$422,278	$295,595
Weighted-average interest rate	3.38%	3.31%	3.29%	3.20%	3.19%	3.19%	3.26%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 25, 2008, the interest rate on approximately 87.5% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 79.2% at September 25, 2008. The increase in the fixed portion of our long-term debt for the first quarter of fiscal 2009 was due to the $22.8 million excess cash flow payment we made under our senior credit facility, which reduced our outstanding variable rate debt. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 25, 2008 would be to change interest expense by approximately $1.0 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	December 25, 2008	September 25, 2008
Notional principal amount	$320,000	$270,000
Weighted-average fixed pay rate	3.99%	4.16%
Weighted-average variable receive rate	3.35%	2.37%
Weighted-average years to maturity	1.19	1.13

As of December 25, 2008, the fair value of our swap agreements represented a net liability of $9.8 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4T.	Controls and Procedures.

Not Applicable

THE PANTRY, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. During fiscal 2008 and fiscal 2009, we have experienced sales declines in both gasoline and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both gasoline and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,648 stores as of December 25, 2008, and we expect to continue to selectively pursue acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of December 25, 2008, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of December 25, 2008, the availability under our revolving credit facility for borrowing was approximately $136.4 million (approximately $31.4 million of which was available for issuance of letters of credit).

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

We are vulnerable to increases in interest rates because the debt under our senior credit facility is subject to a variable interest rate. Although we have entered into certain hedging instruments in an effort to manage our interest rate risk, we may not be able to continue to do so, on favorable terms or at all, in the future.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 25, 2008, there were 22,431,000 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the first quarter of fiscal 2009.

The following table lists all repurchases during the first quarter of fiscal 2009 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 26, 2008 – October 23, 2008	—	$—	—	$—
October 24, 2008 – November 27, 2008	3,424	$17.99	—	$—
November 28, 2008 – December 25, 2008	—		$—	$—

Total	3,424	$17.99	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.	Exhibits.

Exhibit Number	Description of Document
3.1

Amended and Restated By-Laws of The Pantry, Inc. (“The Pantry” ) (incorporated by reference to Exhibit 3.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2008)

10.1

Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.29 to The Pantry's Annual Report on Form 10-K for the year ended September 25, 2008) *

10.2	Independent Director Compensation Program, Third Amendment January 2009 *
10.3	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.4	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.5	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.6	First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry *
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*	Represents a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Sr. Vice President, Finance, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	February 3, 2009

EXHIBIT INDEX

3.1

Amended and Restated By-Laws of The Pantry, Inc. (“The Pantry” ) (incorporated by reference to Exhibit 3.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2008)

10.1

Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.29 to The Pantry's Annual Report on Form 10-K for the year ended September 25, 2008) *

10.2	Independent Director Compensation Program, Third Amendment January 2009 *
10.3	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.4	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.5	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan *
10.6	First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry *
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*	Represents a management contract or compensatory plan or arrangement