Form 10-Q
period 2009-03-26
PANTRY INC
filed 2009-05-05
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

____________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐            No    ☐

?

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,470,757 SHARES
(Class)	(Outstanding at May 1, 2009)

THE PANTRY, INC.

FORM 10-Q

March 26, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 26, 2009	September 25, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$242,768	$217,188
Receivables, net	71,779	109,050
Inventories	116,373	132,248
Prepaid expenses and other current assets	14,311	12,706
Deferred income taxes	16,072	14,845
Total current assets	461,303	486,037
Property and equipment, net	973,312	990,916
Other assets:
Goodwill	627,662	627,653
Other intangible assets	31,710	32,564
Other noncurrent assets	28,900	31,560
Total other assets	688,272	691,777
Total assets	$2,122,887	$2,168,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,315	$27,385
Current maturities of lease finance obligations	5,615	5,322
Accounts payable	132,759	171,216
Accrued compensation and related taxes	19,766	20,217
Other accrued taxes	17,952	27,226
Self-insurance reserves	32,978	33,775
Other accrued liabilities	38,595	39,936
Total current liabilities	251,980	325,077
Other liabilities:
Long-term debt	790,099	819,115
Lease finance obligations	458,392	459,711
Deferred income taxes	96,971	90,708
Deferred vendor rebates	19,443	20,875
Other noncurrent liabilities	68,788	63,385
Total other liabilities	1,433,693	1,453,794
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,470,757 and 22,209,615 issued and outstanding at March 26, 2009 and September 25, 2008, respectively	222	222
Additional paid-in capital	176,332	169,851
Accumulated other comprehensive deficit, net of deferred income taxes of $3,633 at March 26, 2009 and $517 at September 25, 2008	(5,721)	(819)
Retained earnings	266,381	220,605
Total shareholders’ equity	437,214	389,859
Total liabilities and shareholders’ equity	$2,122,887	$2,168,730

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues:
Merchandise	$389,397	$380,276	$779,513	$775,656
Gasoline	924,240	1,656,703	2,166,605	3,239,624
Total revenues	1,313,637	2,036,979	2,946,118	4,015,280
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	244,585	237,778	496,020	486,795
Gasoline cost of goods sold (exclusive of items shown separately below)	868,801	1,609,764	1,981,025	3,136,528
Store operating	126,677	126,838	257,284	252,976
General and administrative	23,877	22,793	50,362	45,767
Depreciation and amortization	26,273	26,769	53,155	53,411
Total costs and operating expenses	1,290,213	2,023,942	2,837,846	3,975,477
Income from operations	23,424	13,037	108,272	39,803
Other income (expense):
Gain on extinguishment of debt	6,693	—	7,163	—
Interest expense, net	(20,883)	(21,873)	(42,395)	(43,480)
Miscellaneous	56	272	217	462
Total other expense	(14,134)	(21,601)	(35,015)	(43,018)
Income (loss) before income taxes	9,290	(8,564)	73,257	(3,215)
Income tax (expense) benefit	(2,952)	3,485	(27,481)	1,385
Net income (loss)	$6,338	$(5,079)	$45,776	$(1,830)
Earnings (loss) per share:
Basic	$0.29	$(0.23)	$2.06	$(0.08)
Diluted	$0.28	$(0.23)	$2.06	$(0.08)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	March 26, 2009	March 27, 2008
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,776	$(1,830)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,155	53,411
Provision for deferred income taxes	8,152	(4,729)
Gain on extinguishment of debt	(7,163)	—
Stock-based compensation expense	3,759	1,737
Other	3,590	4,296
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	37,168	(5,833)
Inventories	15,875	7,107
Prepaid expenses and other current assets	(1,655)	(4,603)
Other noncurrent assets	653	(333)
Accounts payable	(38,457)	(6,380)
Other current liabilities and accrued expenses	(9,877)	(10,305)
Other noncurrent liabilities	(4,072)	(1,306)
Net cash provided by operating activities	106,904	31,232
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(37,648)	(64,345)
Proceeds from sales of property and equipment	2,036	743
Insurance recoveries	103	—
Acquisitions of businesses, net of cash acquired	(9)	(13,953)
Net cash used in investing activities	(35,518)	(77,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(44,486)	(1,770)
Repayments of lease finance obligations	(2,705)	(2,223)
Borrowings under revolving credit facility	—	20,000
Proceeds from lease finance obligations	1,350	7,558
Proceeds from exercise of stock options	29	417
Excess income tax benefits from stock-based compensation arrangements	6	7
Other financing costs	—	(254)
Net cash (used) provided in financing activities	(45,806)	23,735
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,580	(22,588)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	217,188	71,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$242,768	$48,915
Cash paid during the period:
Interest	$43,627	$43,363
Income taxes	$23,431	$4,265
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4,989	$8,310

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of March 26, 2009 and for the three and six months ended March 26, 2009 and March 27, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 25, 2008 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2008.

Our results of operations for the three and six months ended March 26, 2009 and March 27, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2009” refer to our current fiscal year, which ends on September 24, 2009, and references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2009 is a 52 week year. Fiscal 2008 was also a 52 week year.

The Pantry

As of March 26, 2009, we operated 1,647 convenience stores located in Florida (445), North Carolina (385), South Carolina (283), Georgia (133), Tennessee (104), Mississippi (99), Alabama (83), Virginia (50), Kentucky (30), Louisiana (26), and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 26, 2009, we operated 239 quick service restaurants within 229 of our locations and 281 of our stores included car wash facilities. Self-service gasoline is sold at 1,628 locations, 1,108 of which sell gasoline under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ®, ExxonMobil ® and Shell ®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $219.0 million and $440.5 million for the three and six months ended March 26, 2009, respectively, and $224.2 million and $455.9 million for the three and six months ended March 27, 2008, respectively.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 26, 2009 and March 27, 2008, we have increased inventory by capitalizing variances of approximately $7.1 million and $15.3 million, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

New Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset in not active. FSP 157-3 was effective for the Company for the quarter ended December 25, 2008. The adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and other accounting principles generally accepted in the United States. FSP 142-3 is effective for the Company beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes due 2012 (“convertible notes”). We are currently evaluating FSP APB 14-1 to determine the impact it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes. Preliminarily, we expect the impact will include a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the convertible notes.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 in the second quarter of fiscal 2009 did not affect our financial position, financial performance or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, Fair Value Measurements, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt FSP No. 157-2 starting with fiscal year 2010 beginning September 25, 2009, but we do not expect the provisions of FSP No. 157-2 will have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

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

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2009. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized during the first six months of fiscal 2009 or fiscal 2008. Our annual testing of indefinite-lived intangibles will be conducted in the fourth quarter of fiscal 2009. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise.

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

The following table reflects goodwill and other intangible asset balances as of September 25, 2008 and the activity thereafter through March 26, 2009 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	3.0	10.1	23.7
Gross balance at September 25, 2008	$627,653	$24,050	$2,850	$1,928	$12,593
Acquisitions	9	—	—	—	—
Gross balance at March 26, 2009	$627,662	$24,050	$2,850	$1,928	$12,593
Accumulated amortization at September 25, 2008			$(2,850)	$(757)	$(5,250)
Amortization			—	(131)	(723)
Accumulated amortization at March 26, 2009			$(2,850))	$(888)	$(5,973)
Net book value	$627,662	$24,050	$—	$1,040	$6,620

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual lives of our non-compete agreements range from 3 – 35 years. The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of March 26, 2009 is as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$771
2010	953
2011	464
2012	362
2013	317
Thereafter	4,793
Total estimated amortization expense	$7,660

NOTE 3—COMMITMENTS AND CONTINGENCIES

As of March 26, 2009, we were contingently liable for outstanding letters of credit in the amount of approximately $79.9 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. On September 26, 2008, the court issued an order preliminarily approving the settlement. On April 6, 2009, the court held a hearing at which it granted final approval of the settlement. The deadline for any appeal of that order is May 6, 2009. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 26, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $257 thousand and $19.4 million, respectively. As of September 25, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $337 thousand and $20.9 million, respectively.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 26, 2009, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $19.7 million and $19.9 million as of March 26, 2009 and September 25, 2008, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 256 known contaminated sites as of March 26, 2009 and September 25, 2008, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.8 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $1.9 million for remediation, tank removal and litigation. Also, as of March 26, 2009 and September 25, 2008, there were an additional 509 and 518 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 9.0% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 26, 2009, anticipated reimbursements of $18.2 million are recorded as other noncurrent assets and $3.8 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We anticipate performing remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. We exceeded the requirement for the one-year period ending September 30, 2008. The minimum requirement for the one-year period ending September 30, 2009 is approximately 570 million gallons of BP® branded product. For the six months ended March 26, 2009, we purchased approximately 267 million gallons of BP® branded gasoline.

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

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 26, 2009	September 25, 2008
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$421,211	$446,250
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	125,975	150,000
Other notes payable; various interest rates and maturity dates	228	250
Total long-term debt	794,414	846,500
Less: Current maturities	(4,315)	(27,385)
Long-term debt, net of current maturities	$790,099	$819,115

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

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). At the end of fiscal 2008, our consolidated total leverage ratio was in excess of 3.50 to 1.0, and we were required to make a principal payment of approximately $22.8 million during the first six months of fiscal 2009. We made this payment during the first quarter of fiscal 2009.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the first quarter of fiscal 2009, so the applicable margins on our term loans during the second quarter of fiscal 2009 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the first quarter of fiscal 2009, so the applicable margins on our borrowings under the revolving credit facility during the second quarter of fiscal 2009 were 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit. As of March 26, 2009, there were no outstanding borrowings under our revolving credit facility and we had approximately $79.9 million of standby letters of credit issued under the facility. As a result, we had approximately $145.1 million in available borrowing capacity under our revolving credit facility (approximately $40.1 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.48% on February 27, 2009.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of March 26, 2009, we were in compliance with these covenants and restrictions.

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

We have outstanding $247.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these notes. We deferred these costs and are amortizing them over the life of the notes. During the second quarter of fiscal 2009 we repurchased $3.0 million in principal amount of the notes on the open market resulting in a gain on the extinguishment of debt of approximately $705 thousand.

As of September 25, 2008, we had outstanding $150.0 million of convertible notes. During the first six months of fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt of approximately $6.9 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of March 26, 2009, our closing stock price was $18.10. If, upon the occurrence of certain events, the holders of the convertible

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

The remaining annual maturities of our long-term debt as of March 26, 2009 are as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$2,157
2010	4,317
2011	4,321
2012	4,325
2013	130,294
Thereafter	649,000
Total principal payments	$794,414

The fair value of our indebtedness approximated $619.3 million at March 26, 2009. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons to hedge against the volatility of gasoline cost and the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we have used derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we have not used derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for hedge accounting purposes, and the mark-to-market gains or losses of these cash flow hedges used to hedge future purchases were immediately recognized in gasoline cost of goods sold. During this program, refining margin futures declined due to an unusual change in the relative pricing of crude oil futures and gasoline futures leading to an after-tax loss on our initial positions of approximately $6.1 million during fiscal 2008. We settled all outstanding hedging positions in May 2008.

The Company's derivative and hedging activities are presented in the following tables (in thousands):

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Location of Fair Value in Balance Sheet	Fair Value March 26, 2009	Fair Value September 25, 2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other noncurrent assets	$—	$548
Interest rate contracts	Other accrued liabilities	$2,053	$475
Interest rate contracts	Other noncurrent liabilities	$7,301	$1,409
Derivatives not designated as hedging instruments under SFAS No.133
Gasoline contracts	Other accrued liabilities	$—	$—

	Location of Gain (Loss) on Derivatives in Statement of Operations	Amount of Gain or (Loss) Three Months Ended		Amount of Gain or (Loss) Six Months Ended
		March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
Interest rate contracts	Interest expense, net	$(2,066)	$21	$(2,176)	$420

Derivatives not designated as hedging instruments under SFAS No. 133
Gasoline contracts	Gasoline cost of goods sold	$—	$(8,467)	$—	$(8,467)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months Ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six Months Ended		Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended
	March 26, 2009	March 27, 2008		March 26, 2009	March 27, 2008		March 26, 2009	March 27, 2008
Interest rate contracts	$(6,233)	$(4,216)	Interest expense, net	$(1,331)	$(255)	N/A	$—	$—

Interest income was $0 and $72 thousand for the three months ended March 26, 2009 and March 27, 2008, respectively, and $0 and $34 thousand for the six months ended March 26, 2009 and March 27, 2008, respectively, for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair values for our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

At March 26, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $2.1 million and $7.3 million, respectively. At September 25, 2008, other noncurrent assets, other accrued liabilities and other noncurrent liabilities included derivative assets and liabilities of approximately $548 thousand, $475 thousand and $1.4 million, respectively. Cash flow hedges at March 26, 2009 represent interest rate swaps with a notional amount of $320.0 million, a weighted-average pay rate of 3.99% and have various settlement dates, the latest of which is October 2011.

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

During the first six months of fiscal 2009, we granted options to purchase 246 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $1.8 million, which will be amortized to expense over the options’ requisite service periods. During the first six months of fiscal 2009, we granted 226 thousand shares of restricted stock with an aggregate fair value of $4.0 million, which will be amortized over the requisite service period. We recognized $3.8 million (of which $1.3 million related to restricted stock) and $1.7 million (of which $128 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses during the six months ended March 26, 2009 and March 27, 2008, respectively.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Net income (loss)	$6,338	$(5,079)	$45,776	$(1,830)
Other comprehensive income:
Net unrealized (losses) gains on qualifying cash flow hedges (net of deferred income taxes of ($188), $1,709, $3,116 and $2,518, respectively)	297	(2,687)	(4,902)	(3,961)
Comprehensive income (loss)	$6,635	$(7,766)	$40,874	$(5,791)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Unrealized losses on qualifying cash flow hedges	$(966)	$(2,700)	$(6,233)	$(4,216)
Reclassification adjustment recorded in interest expense	1,263	13	1,331	255
Net unrealized gains (losses) on qualifying cash flow hedges	$297	$(2,687)	$(4,902)	$(3,961)

NOTE 8—INTEREST EXPENSE, NET AND GAIN ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and gain on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Interest on long-term debt, including amortization of deferred financing costs	$8,676	$11,744	$20,198	$24,268
Interest on lease finance obligations	10,706	10,863	21,271	21,017
Interest rate swap agreements	2,066	(21)	2,176	(420)
Fair market value change in non-qualifying derivatives	—	(72)	—	(34)
Capitalized interest	(86)	(417)	(171)	(939)
Miscellaneous	13	27	36	222
Subtotal: Interest expense	$21,375	$22,124	$43,510	$44,114
Interest income	(492)	(251)	(1,115)	(634)
Total interest expense, net	$20,883	$21,873	$42,395	$43,480
Gain on extinguishment of debt	(6,693)	—	(7,163)	—
Total interest expense, net and gain on extinguishment of debt	$14,190	$21,873	$35,232	$43,480

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Net income (loss)	$6,338	$(5,079)	$45,776	$(1,830)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,221	22,205	22,217	22,200
Earnings (loss) per share—basic	$0.29	$(0.23)	$2.06	$(0.08)
Earnings (loss) per share—diluted:
Weighed-average shares outstanding	22,221	22,205	22,217	22,200
Dilutive impact of options and restricted stock	27	-	24	-
Weighted-average shares and potential dilutive shares outstanding	22,248	22,205	22,241	22,200
Earnings (loss) per share—diluted	$0.28	$(0.23)	$2.06	$(0.08)

There were restricted stock and options to purchase 1.4 million and 1.2 million shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three months ended March 26, 2009 and March 27, 2008, respectively, and there were 1.5 million and 1.2 million such restricted stock and options for the six months ended March 26, 2009 and March 27, 2008, respectively. The aggregate number of shares of common stock, approximately 3.0 million, which we may issue upon exercise of warrants was excluded from the three and six months ended March 26, 2009 and March 27, 2008 computations as their inclusion would have been antidilutive.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	—	$(9,354)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

NOTE 11—SUBSEQUENT EVENTS

On April 14, 2009, we announced that we signed a definitive agreement to acquire 40 convenience stores from Herndon Oil Corp. We expect the purchase, which includes the real estate underlying 32 of the 40 locations, to be funded with cash on hand. Thirty-two of the stores are located in the Mobile, Alabama area; six are in Florida and the remaining two are in Mississippi and Louisiana. The acquisition, which is subject to regulatory approvals and other customary closing conditions, is expected to close in the second half of fiscal 2009.

On April 23, 2009, we announced that our Chairman and Chief Executive Officer, Peter J. Sodini, is retiring at the expiration of his current employment agreement on September 30, 2009. Effective September 30, 2009, Mr. Sodini will resign from all of his positions with us. In connection with his announced retirement, Mr. Sodini entered into a Separation Agreement with us on April 22, 2009. Subject to Mr. Sodini’s compliance with certain restrictive covenants and the execution and non-revocation of a release of claims, he will be entitled to receive certain payments and benefits described in the Separation Agreement, which was filed with the SEC as an exhibit to a Current Report on Form 8-K filed on April 24, 2009. Approximately $1.3 million is expected to be expensed in the third quarter of 2009 related to a separation payment equal to 18 months of Mr. Sodini’s current base salary and other reimbursable expenses.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 5, 2009. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,647 stores in 11 states as of March 26, 2009. Our stores operate under a number of select banners, with 1,530 of our stores operating under Kangaroo and Kangaroo Express, our primary operating banners. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;
•	sophisticated management of our gasoline business;
•	benefiting from consumer trends towards convenience formats;
•	leveraging our geographic economies of scale;
•	benefiting from the favorable demographics of our markets;
•	selectively pursuing acquisitions; and
•	developing new stores.

The second quarter of fiscal 2009 began with a favorable environment in the energy markets as oil prices continued to fall, bottoming out at approximately $34 a barrel in early February and then gradually increasing the remainder of the quarter. The progressive increase in gasoline prices towards the latter part of the quarter offset early strong margins, which resulted in a margin of 11.2 cents per gallon for the second quarter of fiscal 2009, compared to 9.0 cents per gallon for the second quarter of fiscal 2008. Our net income for the second quarter of fiscal 2009 was $6.3 million, or $0.28 per share on a fully diluted basis, compared to a net loss of $5.1 million, or $0.23 per share on a fully diluted basis, for the second quarter of fiscal 2008.

During the second quarter of fiscal 2009 we made significant progress in improving the Company's leverage metrics. We acquired approximately $26.0 million in principal amount of our outstanding debt which resulted in a pre-tax gain on extinguishment of debt of approximately $6.7 million. This activity coupled with our first quarter payment of $22.8 million in principal outstanding under our senior credit facility brings our year-to-date debt and lease finance obligations reduction to approximately $53.1 million. In addition, our liquidity position has improved as our cash balance has grown to approximately $242.8 million as of the end of the second quarter of fiscal 2009.

These results were achieved despite continued declines in comparable store gasoline volumes and a deteriorating retail environment. These trends primarily reflect the continuing slowdown in U.S. consumer spending and increased unemployment. With fewer miles driven, demand for gasoline is reduced, which also impacts traffic in our stores and merchandise sales.

In the gasoline business, our volumes remained relatively soft with a 6.4 percent decline in comp store retail gas gallons. Again this quarter, a significant portion of the drop is attributable to diesel sales, which were down 22 percent in comparable stores versus a year ago. While miles driven in our markets in January/February improved to be down only 2.4% versus the Q4 decline of 6.3%, our region still trailed the national average which showed miles driven down 1.9%.

For the quarter, comparable store merchandise revenues were up 1.3 percent, versus a 3.0 percent decline in the first quarter. Our merchandise gross margin was 37.2 percent, up 170 basis points from our first quarter margin of 35.5 percent but down 30 basis points from a year ago. Both merchandise sales and margin results were positively impacted by cigarette cost increases and corresponding retail price increases taken in anticipation of the federal excise tax to support the State Children’s Health Insurance Program (SCHIP In addition to the improvement in cigarette margin, we saw improved package beverage margins as a result of our 2009 reset. Finally, we were also able to improve shrink performance by our increased focus on operating efficiency.

We anticipate continuing our efforts to grow through new stores, remodels, acquisitions and expense controls. We will also continue to explore opportunities to reduce debt as we seek to balance growth with de-leveraging the business.

Market and Industry Trends

In February 2009, the President signed a bill reauthorizing the State Children’s Health Insurance Program, which is to be funded primarily through increases in the federal excise taxes on cigarette and tobacco products. For cigarettes, the federal excise tax increased from $0.39 per pack to $1.01 per pack. We will attempt to pass on the increased cost to our customers, however, doing so will likely result in lower unit volumes and reduced merchandise margins in the future. The new law also includes a floor stocks tax for inventory as of March 31, 2009, which will apply to all tobacco products and which will be payable by July 31, 2009. We took steps to reduce our inventory on hand during the second quarter, however we estimate that our floor stocks tax payable will be approximately $4.0 million. Our business, financial condition and results of operations could be adversely affected if these increases in federal taxes on our tobacco products materially adversely impact our cigarette unit volume and revenues, merchandise gross profit and overall customer traffic.

In our markets, we saw our state weighted average unemployment rate increase to 9.6% during our second fiscal quarter up from 7.3% in the first fiscal quarter and 5.2% during the second fiscal quarter last year. While these factors and a slumping housing market have weighed on consumers, we saw sequential improvement in our merchandise comparable store sales. We anticipate gas prices will remain much lower than last year in the coming months but expect the challenging economic conditions might limit the benefits we could receive from having substantially lower gasoline prices.

During the second quarter of fiscal 2009, crude oil prices started the quarter at $38 per barrel and climbed to a high of $54 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 26, 2009 and March 27, 2008 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Six Months Ended
	March 26, 2009	March 27, 2008	March 26, 2009	March 27, 2008
Selected financial data:
Merchandise gross profit [1]	$144,812	$142,498	$283,493	$288,861
Merchandise margin	37.2%	37.5%	36.4%	37.2%
Retail gasoline data:
Gallons	492,245	517,421	991,918	1,043,604
Margin per gallon	$0.1120	$0.0899	$0.1857	$0.0978
Retail price per gallon	$1.84	$3.10	$2.14	$3.01
Total gasoline gross profit [1]	$55,439	$46,939	$185,580	$103,096

Comparable store data:
Merchandise sales increase (decrease)	1.3%	(3.4%)	(0.9%)	(1.3%)
Merchandise sales increase (decrease)	$4,718	$(11,965)	$(6,991)	$(9,233)
Gasoline gallons decrease (%)	(6.4%)	(3.4%)	(6.9%)	(3.1%)
Gasoline gallons decrease	(33,041)	(15,718)	(71,261)	(28,160)
Number of stores:
End of period	1,647	1,659	1,647	1,659
Weighted-average store count	1,648	1,644	1,650	1,644

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended March 26, 2009 Compared to the Three Months Ended March 27, 2008

Merchandise Revenue and Gross Profit. Merchandise revenue for the second quarter of fiscal 2009 increased $9.1 million, or 2.4%, from the second quarter of fiscal 2008. This increase is primarily attributable to an increase in comparable store merchandise revenue of 1.3%, or $4.7 million, as well as an increase in merchandise revenue from stores acquired since the beginning of the second quarter of fiscal 2008 of $3.2 million. The increase was also attributable to merchandise revenue of $2.7 million from newly constructed stores offset by lost merchandise revenue from closed stores of $2.4 million. Merchandise gross profit for the second quarter of 2009 increased $2.3 million, or 1.6%, from the second quarter of fiscal 2008. This increase is primarily attributable to higher merchandise revenue during the second quarter of fiscal 2009 offset by a 30 basis point decrease in merchandise gross margin to 37.2% for the second quarter of fiscal 2009 compared to 37.5% for the second quarter of fiscal 2008. The decrease in merchandise gross margin was primarily due to an unfavorable mix shift away from higher margin categories, and a decrease in food service margin offset by higher cigarette margins and improved shrink controls.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the second quarter of fiscal 2009 decreased $732.5 million, or 44.2%, from the second quarter of fiscal 2008. This decrease is primarily attributable to the 40.6% decrease in the average retail price per gallon to $1.84 and a decrease in gasoline gallons sold. Retail gasoline gallons sold for the second quarter of fiscal 2009 decreased 25.2 million gallons, or 4.9%, from the second quarter of fiscal 2008. The decrease is primarily attributable to a decrease in comparable store gasoline gallons sold of 33.0 million gallons, or 6.4% offset by the increase of 4.7 million gallons sold by stores acquired since the beginning of the second quarter of fiscal 2008. Newly-constructed stores accounted for an increase in gasoline gallons sold of 4.4 million offset by lost gallons from closed stores of 2.0 million. The decrease in comparable store gasoline gallons sold was primarily due to decreased consumer demand for gasoline due to a decline in miles driven and a 22% decline in comparable diesel volume. Excluding diesel, our comparable store gasoline volumes were down 4.4%.

Gasoline gross profit for the second quarter of fiscal 2009 increased $8.5 million, or 18.1%, from the second quarter of fiscal 2008. The increase is primarily attributable to the 2.2 cent increase in retail gross profit per gallon to 11.2 cents for the second quarter of fiscal 2009 from 9.0 cents in the second quarter of fiscal 2008. The increase in retail gross profit per gallon is primarily due to declining wholesale fuel costs during the second quarter of fiscal 2009 and decreased credit card fees resulting from a lower average retail price per gallon. The second quarter of fiscal 2008 included hedging losses of approximately $8.5 million or 1.6 cents per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.0 cents per gallon and 5.5 cents per gallon for the three months ended March 26, 2009 and March 27, 2008, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the second quarter of fiscal 2009 increased $923 thousand, or 0.6%, from the second quarter of fiscal 2008. This increase is a result of higher utilities costs, taxes and licenses and telecommunication expense, offset by improvements in store labor and other cash controls. Average per store operating expenses for the second quarter of fiscal 2009 remained consistent with the second quarter of fiscal 2008.

Depreciation and Amortization. Depreciation and amortization expenses for the second quarter of fiscal 2009 decreased $496 thousand, or 1.9%, from the second quarter of fiscal 2008.

Income from Operations. Income from operations for the second quarter of fiscal 2009 increased $10.4 million, or 79.7%, from the second quarter of fiscal 2008. This increase is primarily attributable to the increase in gasoline gross profit, partially offset by increases in store operating and general and administrative expenses, each of which are discussed above.

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest expense, net, gain/loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the second quarter of fiscal 2009 increased $9.7 million, or 24.1%, from the second quarter of fiscal 2008. Adjusted EBITDA for the second quarter of fiscal 2009 increased $9.4 million, or 32.9%, from the second quarter of fiscal 2008. These increases are primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	March 26, 2009	March 27, 2008
Adjusted EBITDA	$37,975	$28,579
Payments made for lease finance obligations	11,778	11,499
EBITDA	49,753	40,078
Gain on extinguishment of debt	6,693	—
Interest expense, net	(20,883)	(21,873)
Depreciation and amortization	(26,273)	(26,769)
Income tax (expense) benefit	(2,952)	3,485
Net income (loss)	$6,338	$(5,079)

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	March 26, 2009	March 27, 2008
Adjusted EBITDA	$37,975	$28,579
Payments made for lease finance obligations	11,778	11,499
EBITDA	49,753	40,078
Gain on extinguishment of debt	6,693	—
Interest expense, net	(20,883)	(21,873)
Income tax (expense) benefit	(2,952)	3,485
Stock-based compensation	988	860
Changes in operating assets and liabilities	(17,527)	(15,568)
Other	1,879	(2,120)
Net cash provided by operating activities	$17,951	$4,862
Net cash used in investing activities	$(10,127)	$(38,753)
Net cash (used in) provided by financing activities	$(19,834)	$25,276

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $6.7 million during the second quarter of fiscal 2009 represents a gain on the buyback of approximately $23.0 million in principal amount of our 3.0% senior subordinated convertible notes due 2012 (“convertible notes”) and $3.0 million in principal amount of our 7.75% senior subordinated notes due 2014 (“subordinated notes”). We recognized a gain of $6.4 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, offset partially by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the second quarter of fiscal 2009 was $21.0 million compared to $21.9 million for the second quarter of fiscal 2008. This decrease is primarily due to the reduction in the principal outstanding on our debt and changes in the interest rates on our variable rate debt. Please refer to “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Long-Term Debt” for a discussion of the interest rates on our variable rate debt.

Six Months Ended March 26, 2009 Compared to the Six Months Ended March 27, 2008

Merchandise Revenue and Gross Profit. Merchandise revenue for the first six months of fiscal 2009 increased $3.9 million, or 0.5%, from the first six months of fiscal 2008. This increase is primarily attributable to the merchandise revenue from stores acquired since the beginning of fiscal 2008 of $6.0 million, partially offset by a decrease in comparable store merchandise revenue of 0.9%, or $7.0 million. Newly-constructed stores accounted for an increase of $6.7 million in merchandise revenue offset by lost revenue from closed stores of $4.9 million. Merchandise gross profit for the first six months of 2009 decreased $5.4 million, or 1.9%, from the first six months of fiscal 2008. This decrease is primarily attributable to an 80 basis point decrease in merchandise gross margin to 36.4% for the first six months of fiscal 2009 compared to 37.2% for the first six months of fiscal 2008. The decrease in merchandise gross margin was primarily due to an unfavorable mix shift away from higher margin categories, and a decrease in food service margin offset by higher cigarette margins.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the first six months of fiscal 2009 decreased $1.1 billion, or 33.1%, from the first six months of fiscal 2008. This decrease is primarily attributable to the 28.9% decrease in the average retail price per gallon to $2.14 and a decrease in gasoline gallons sold. Retail gasoline gallons sold for the first six months of fiscal 2009 decreased 51.7 million gallons, or 5.0%, from the first six months of fiscal 2008. The decrease is primarily attributable to a decrease in comparable store gasoline gallons sold of 71.3 million gallons, or 6.9%. The decrease in comparable store gasoline gallons sold was primarily due to decreased consumer demand for gasoline as evidenced by a decline in miles driven in our markets. Newly-constructed stores accounted for an increase of 12.4 million gallons, offset by lost gallons sold from closed stores of 4.1 million.

Gasoline gross profit for the first six months of fiscal 2009 increased $82.5 million, or 80.0%, from the first six months of fiscal 2008. The increase is primarily attributable to the 8.8 cent increase in retail gross profit per gallon to 18.6 cents for the first six months of fiscal 2009 from 9.8 cents for the first six months of fiscal 2008. The increase in retail gross profit per gallon is primarily due to declining wholesale fuel costs during the first six months of fiscal 2009 and decreased credit card fees resulting from a lower average retail price per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.3 cents per gallon and 5.1 cents per gallon for the six months ended March 26, 2009 and March 27, 2008, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the first six months of fiscal 2009 increased $8.9 million, or 3.0%, from the first six months of fiscal 2008. This increase is a result of higher utilities costs, repairs and maintenance expense, store lease expense and stock-based compensation expense. Average per store operating expenses for the first six months of fiscal 2009 increased 1.3% from the first six months of fiscal 2008 primarily due to increased utilities, telecommunications and repairs and maintenance expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the first six months of fiscal 2009 decreased $256 thousand, or 0.5%, from the first six months of fiscal 2008.

Income from Operations. Income from operations for the first six months of fiscal 2009 increased $68.5 million, or 172.0%, from the first six months of fiscal 2008. This increase is primarily attributable to the increase in gasoline gross profit, partially offset by increases in store operating and general and administrative expenses, each of which are discussed above.

EBITDA and Adjusted EBITDA. EBITDA for the first six months of fiscal 2009 increased $68.0 million, or 72.6%, from the first six months of fiscal 2008. Adjusted EBITDA for the first six months of fiscal 2009 increased $67.3 million, or 94.8%, from the first six months of fiscal 2008. These increases are primarily attributable to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Six Months Ended
	March 26, 2009	March 27, 2008
Adjusted EBITDA	$138,155	$70,905
Payments made for lease finance obligations	23,489	22,771
EBITDA	161,644	93,676
Gain on extinguishment of debt	7,163	—
Interest expense, net	(42,395)	(43,480)
Depreciation and amortization	(53,155)	(53,411)
Income tax (expense) benefit	(27,481)	1,385
Net income (loss)	$45,776	$(1,830)

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Six Months Ended
	March 26, 2009	March 27, 2008
Adjusted EBITDA	$138,155	$70,905
Payments made for lease finance obligations	23,489	22,771
EBITDA	161,644	93,676
Gain on extinguishment of debt	7,163	—
Interest expense, net	(42,395)	(43,480)
Income tax (expense) benefit	(27,481)	1,385
Stock-based compensation	3,759	1,737
Changes in operating assets and liabilities	(365)	(21,653)
Other	4,579	(433)
Net cash provided by operating activities	$106,904	$31,232
Net cash used in investing activities	$(35,518)	$(77,555)
Net cash (used in) provided by financing activities	$(45,806)	$23,735

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $7.2 million during the first six months of fiscal 2009 represents a gain on the buyback of approximately $24.0 million of our convertible notes and $3.0 million of our subordinated notes. We recognized a gain of $6.9 million and $705 thousand related to the repurchase of our convertible notes and senior subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first six months of fiscal 2009 was $42.4 million compared to $43.5 million for the first six months of fiscal 2008. This decrease is primarily due to the reduction in the principal outstanding on our debt and changes in the interest rates on our variable rate debt. Please refer to “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4—Long-Term Debt” for a discussion of the interest rates on our variable rate debt.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of March 26, 2009 was $209.3 million. Cash provided by operating activities increased to $106.9 million for the first six months of fiscal 2009 compared to $31.2 million for the first six months of fiscal 2008. The increase in cash flow from operations is primarily due to an increase in net income of $47.6 million and certain changes in working capital. We had $242.8 million of cash and cash equivalents on hand at March 26, 2009.

Capital Expenditures. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements.

Capital expenditures (excluding accrued purchases) for the first six months of fiscal 2009 were $37.6 million. In the first six months of fiscal 2009, we had proceeds of $2.0 million from asset dispositions, $1.3 million from lease finance obligations and $3.8 million from vendor reimbursements. As a result, our net capital expenditures for the first six months of fiscal 2009 were $30.5 million, compared to $53.8 million in the first six months of fiscal 2008. The decrease is primarily due to a continued focus on reducing non-essential capital expenditures, reduced spending on new stores and acquisition upgrades, partially offset by the acquisition of our new headquarters facility. We anticipate that net capital expenditures for fiscal 2009 will be approximately $100.0 million to 105.0 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2009, net cash used in financing activities was $45.8 million, of which $44.5 million was used to repay long-term debt and $2.7 million was used to repay lease finance obligations. As of March 26, 2009, our debt consisted primarily of $421.2 million in loans under our senior credit facility, $247.0 million of our subordinated notes and $126.0 million of our convertible notes. As of March 26, 2009, we also had outstanding $464.0 million of lease finance obligations.

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

As of March 26, 2009, we had no outstanding borrowings under our revolving credit facility and approximately $79.9 million of standby letters of credit had been issued. As of March 26, 2009, we had approximately $145.1 million in available borrowing capacity under the revolving credit facility (approximately $40.1 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Senior Subordinated Notes. We have outstanding $247.0 million of our subordinated notes. Interest on the subordinated notes is due on February 15 and August 15 of each year. During the second quarter of fiscal 2009, we repurchased $3.0 million in principal amount of the subordinated notes on the open market resulting in a gain on the extinguishment of debt of approximately $705 thousand.

Senior Subordinated Convertible Notes. We have outstanding $126.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we anticipate delivering, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278. During the first six months of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt of approximately $6.9 million.

Shareholders’ Equity. As of March 26, 2009, our shareholders’ equity totaled $437.2 million. The $47.4 million increase from September 25, 2008 is primarily attributable to the net income in the first six months of fiscal 2009 of $45.8 million, $6.5 million increase in additional paid-in capital during the first six months of fiscal 2009, offset by $4.9 million in unrealized losses on cash flow hedges during the first six months of fiscal 2009. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of March 26, 2009, we had approximately $145.1 million in available borrowing capacity under our revolving credit facility, approximately $40.1 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first six months of fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes and approximately $3.0 million in principal amount of our subordinated notes on the open market.

New Accounting Standards

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset in not active. FSP 157-3 was effective for the Company for the quarter ended December 25, 2008. The adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R), Business Combinations and other accounting principles generally accepted in the United States. FSP 142-3 is effective for the Company beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB concluded its re-deliberations on FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 will require that the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our convertible notes. We are currently evaluating FSP APB 14-1 to determine the impact it will have on our financial statements. While it is still early in our evaluation process, we expect adoption of this FSP could have a material impact on our financial statements given the large amount of indebtedness we have incurred through the issuance of convertible notes. Preliminarily, we expect the impact will include a reduction in the carrying amount of our convertible notes and increased interest expense over the term of the convertible notes.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 in the second quarter of fiscal 2009 did not affect our financial position, financial performance or cash flows.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt FSP No. 157-2 starting with fiscal year 2010 beginning September 25, 2009, but we do not expect the provisions of FSP No. 157-2 will have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating SFAS No. 160 to determine the impact, if any, it will have on our financial statements.

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

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 26, 2009, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at March 26, 2009. Fair values have been determined based on quoted market prices as of March 26, 2009.

Expected Maturity Date
as of March 26, 2009
(Dollars in thousands)
	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$22	$48	$52	$56	$126,025	$247,000	$373,203	$303,424
Weighted-average interest rate	6.15%	6.15%	5.96%	5.96%	7.42%	7.75%	6.35%
Long-term debt (variable rate)	$2,135	$4,269	$4,269	$4,269	$4,269	$402,000	$421,211	$315,908
Weighted-average interest rate	3.64%	2.67%	2.38%	2.01%	1.98%	1.98%	2.38%

In order to reduce our exposure to interest rate fluctuations on our variable rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 26, 2009, the interest rate on approximately 87.3% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 79.2% at September 25, 2008. The increase in the fixed portion of our long-term debt for the first six months of fiscal 2009 was due to the $22.8 million excess cash flow payment we made under our senior credit facility, which reduced our outstanding variable rate debt. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 26, 2009 would be to change interest expense by approximately $1.0 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	March 26, 2009	September 25, 2008
Notional principal amount	$320,000	$270,000
Weighted-average fixed pay rate	3.99%	4.16%
Weighted-average variable receive rate	0.97%	2.37%
Weighted-average years to maturity	0.94	1.13

As of March 26, 2009, the fair value of our swap agreements represented a net liability of $9.4 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also seeks an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. We filed an Answer denying any wrongdoing or liability to plaintiffs in any regard. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. We filed a motion to dismiss parts of the Amended Complaint and on May 17, 2006, the court granted in part and denied in part our motion. On January 16, 2007, plaintiffs filed a motion to file a Second Amended Complaint asserting on behalf of themselves and classes of those similarly situated state law claims for alleged unpaid wages in all 11 states in which we do business. On February 8, 2007, we filed a motion opposing the filing of the Second Amended Complaint. The motion is pending before the court. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The proposed settlement will establish a settlement fund of $1.0 million from which payments will be made to settlement class members and class counsel. Additionally, the proposed settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. On September 26, 2008, the court issued an order preliminarily approving the settlement. On April 6, 2009, the court held a hearing at which it granted final approval of the settlement. The deadline for any appeal of that order is May 6, 2009. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the proposed settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. During fiscal 2008 and fiscal 2009, we have experienced sales declines in both gasoline and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both gasoline and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, and tax increases on, tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 5.8% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.5% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage smoking in the United States, may have an adverse effect on demand for cigarettes. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective on April 1, 2009. Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,647 stores as of March 26, 2009, and we expect to continue to selectively pursue acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of March 26, 2009, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of March 26, 2009, the availability under our revolving credit facility for borrowing was approximately $145.1 million (approximately $40.1 million of which was available for issuance of letters of credit).

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

We are dependent on the continued efforts of our senior management team. Recently, we were informed by our President and Chief Executive Officer, Peter J. Sodini, that he intends to retire at the expiration of his employment contract on September 30, 2009. Our Board of Directors is actively conducting a search for Mr. Sodini’s replacement, but there can be no assurance that a replacement will be found prior to the expected date of Mr. Sodini’s retirement. If, for any reason, our senior executives do not continue to be active in management or our Board of Directors is unable to successfully locate a successor for Mr. Sodini, our business, financial condition or results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of March 26, 2009, there were 22,470,757 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

On March 17, 2009, we held our Annual Meeting of Stockholders, during which our stockholders:

(1) Elected ten nominees to serve as directors each for a term of one year or until his or her successor is duly elected and qualified. The votes were cast as follows:

Name	Votes For	Votes Withheld
Peter J. Sodini	20,321,476	390,349
Robert F. Bernstock	20,497,486	214,339
Paul L. Brunswick	20,494,785	217,040
Wilfred A. Finnegan	20,495,025	216,800
Edwin J. Holman	20,494,813	217,012
Terry L. McElroy	20,494,132	217,693
Mark D. Miles	20,493,683	218,142
Bryan E. Monkhouse	20,496,155	215,670
Thomas M. Murnane	20,498,277	213,548
Maria C. Richter	20,498,486	213,339

(2) Ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 24, 2009. The votes were cast as follows:

	Votes For	Votes Against	Abstained
Ratification of Deloitte & Touche LLP	20,607,330	94,815	9,680

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	Independent Director Compensation Program, Third Amendment January 2009 *
10.2

Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.3

Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.4

Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008) *

10.5

First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.6

Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)*

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Executive Vice President of Business Operations, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	May 5, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Independent Director Compensation Program, Third Amendment January 2009 *
10.2

Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.3

Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.4

Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008) *

10.5

First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)*

10.6

Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)*

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