Form 10-Q
period 2009-06-25
PANTRY INC
filed 2009-08-04
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2009

Commission file number: 000-25813

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Gregson Drive

Cary, North Carolina 27511

(Address of principal executive offices and zip code)

(919) 774-6700

(Registrant’s telephone number, including area code)

1801 Douglas Drive

Sanford, North Carolina 27330

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,493,114 SHARES
(Class)	(Outstanding at July 31, 2009)

THE PANTRY, INC.

FORM 10-Q

June 25, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 25, 2009	September 25, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$215,407	$217,188
Receivables, net	81,590	109,050
Inventories	128,590	132,248
Prepaid expenses and other current assets	16,541	12,706
Deferred income taxes	15,540	14,845
Total current assets	457,668	486,037
Property and equipment, net	1,010,558	990,916
Other assets:
Goodwill	632,958	627,653
Other intangible assets	30,492	32,564
Other noncurrent assets	30,213	31,560
Total other assets	693,663	691,777
Total assets	$2,161,889	$2,168,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,316	$27,385
Current maturities of lease finance obligations	6,269	5,322
Accounts payable	155,684	171,216
Accrued compensation and related taxes	22,117	20,217
Other accrued taxes	26,813	27,226
Self-insurance reserves	30,584	33,775
Other accrued liabilities	42,419	39,936
Total current liabilities	288,202	325,077
Other liabilities:
Long-term debt	789,019	819,115
Lease finance obligations	459,755	459,711
Deferred income taxes	96,490	90,708
Deferred vendor rebates	19,243	20,875
Other noncurrent liabilities	68,328	63,385
Total other liabilities	1,432,835	1,453,794
Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,493,114 and 22,209,615 issued and outstanding at June 25, 2009 and September 25, 2008, respectively	225	222
Additional paid-in capital	178,825	169,851
Accumulated other comprehensive deficit, net of deferred income taxes of $2,935 at June 25, 2009 and $517 at September 25, 2008	(4,622)	(819)
Retained earnings	266,424	220,605
Total shareholders’ equity	440,852	389,859
Total liabilities and shareholders’ equity	$2,161,889	$2,168,730

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues:
Merchandise	$431,144	$429,193	$1,210,658	$1,204,849
Gasoline	1,196,915	2,037,050	3,363,520	5,276,674
Total revenues	1,628,059	2,466,243	4,574,178	6,481,523
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	280,082	272,577	776,102	759,372
Gasoline cost of goods sold (exclusive of items shown separately below)	1,146,867	1,979,527	3,127,893	5,116,055
Store operating	125,393	126,092	382,677	379,068
General and administrative	27,811	22,218	78,174	67,985
Depreciation and amortization	27,374	27,268	80,528	80,679
Total costs and operating expenses	1,607,527	2,427,682	4,445,374	6,403,159
Income from operations	20,532	38,561	128,804	78,364
Other income (expense):
Gain on extinguishment of debt	—	—	7,163	—
Interest expense, net	(20,908)	(21,775)	(63,304)	(65,255)
Miscellaneous	46	288	264	750
Total other expense	(20,862)	(21,487)	(55,877)	(64,505)
(Loss) income before income taxes	(330)	17,074	72,927	13,859
Income tax benefit (expense)	373	(6,406)	(27,108)	(5,021)
Net income	$43	$10,668	$45,819	$8,838
Earnings per share:
Basic	$0.00	$0.48	$2.06	$0.40
Diluted	$0.00	$0.48	$2.06	$0.40

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	June 25, 2009	June 26, 2008
	(26 weeks)	(26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,819	$8,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,528	80,679
Provision for deferred income taxes	7,505	4,667
Gain on extinguishment of debt	(7,163)	—
Stock-based compensation expense	5,378	2,545
Other	5,042	4,099
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	27,357	(25,748)
Inventories	6,605	(5,946)
Prepaid expenses and other current assets	(3,637)	(1,625)
Other noncurrent assets	(1,015)	(298)
Accounts payable	(15,532)	20,799
Other current liabilities and accrued expenses	1,432	6,597
Other noncurrent liabilities	(4,433)	(3,368)
Net cash provided by operating activities	147,886	91,239
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(57,980)	(91,661)
Proceeds from sales of property and equipment	4,118	3,882
Insurance recoveries	103	—
Acquisitions of businesses, net of cash acquired	(47,730)	(14,690)
Net cash used in investing activities	(101,489)	(102,469)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of revolving credit facility	—	(35,000)
Repayments of long-term debt	(45,565)	(2,655)
Repayments of lease finance obligations	(4,179)	(3,370)
Borrowings under revolving credit facility	—	35,000
Proceeds from issuance of long-term debt	—	100,000
Proceeds from lease finance obligations	1,350	7,550
Proceeds from exercise of stock options	296	417
Excess income tax benefits from stock-based compensation arrangements	28	7
Other financing costs	(108)	(357)
Net cash (used in) provided by in financing activities	(48,178)	101,592
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,781)	90,362
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	217,188	71,503
CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,407	$161,865
Cash paid during the period:
Interest	$60,519	$61,973
Income taxes	$23,787	$4,188
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5,862	$6,651
Capital expenditures financed through capital leases	$3,658	$—

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of June 25, 2009 and for the three and nine months ended June 25, 2009 and June 26, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 25, 2008 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2008.

Our results of operations for the three and nine months ended June 25, 2009 and June 26, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2009” refer to our current fiscal year, which ends on September 24, 2009, and references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2009 is a 52 week year. Fiscal 2008 was also a 52 week year.

The Pantry

As of June 25, 2009, we operated 1,679 convenience stores located in Florida (444), North Carolina (385), South Carolina (284), Georgia (133), Tennessee (104), Mississippi (100), Alabama (114), Virginia (50), Kentucky (29), Louisiana (27) and Indiana (9). Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers, including gasoline, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 25, 2009, we operated 249 quick service restaurants within 239 of our locations and 276 of our stores included car wash facilities. Self-service gasoline is sold at 1,659 locations, 1,144 of which sell gasoline under major oil company brand names including BP®, Chevron®, CITGO®, Texaco ®, ExxonMobil ® and Shell®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $234.9 million and $675.5 million for the three and nine months ended June 25, 2009, respectively, and $228.3 million and $684.2 million for the three and nine months ended June 26, 2008, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for gasoline inventories. The gasoline we purchase from our vendors is temperature adjusted. The gasoline we sell at retail is sold at ambient temperatures. The volume of gasoline we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our gasoline

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 25, 2009 and June 26, 2008, we have increased inventory by capitalizing variances of approximately $6.4 million and $13.5 million, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification™ (the “Codification”). The Codification will become the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than guidance issued by the Securities and Exchange Commission (“SEC”), and will supersede all existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The Codification will be effective for interim and annual financial periods ending after September 15, 2009 and will not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for us for the quarter ended June 25, 2009. We have included all disclosures as required by SFAS No. 165.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended June 25, 2009. The adoption of this position did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, Fair Value Measurements, providing additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for us for the quarter ended June 25, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the guidance on other-than-temporary impairments of debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 was effective for us for the quarter ended June 25, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset in not active. FSP FAS 157-3 was effective for us for the quarter ended December 25, 2008. The adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), and other GAAP. FSP FAS 142-3 will be effective for us beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivative Instruments and Hedging Activities. FSP APB 14-1 will require the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes (our “convertible notes”). FSP APB 14-1 will not impact our actual past or future cash flows. We expect the impact to pre-tax non-cash interest expense for each of fiscal 2010, 2009 and 2008 to be an increase of approximately $5.0, million, assuming no additional repurchases of outstanding debt. We expect the impact to pre-tax gain on extinguishment of debt for fiscal 2009 to be a decrease of approximately $4.0 million assuming no additional repurchases of outstanding debt.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. We have included all disclosures as required by SFAS No. 161 in the second quarter of fiscal 2009 which did not affect our financial position, financial performance or cash flows.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt FSP FAS No. 157-2 in our 2010 fiscal year beginning on September 25, 2009, but we do not expect the provisions of FSP FAS No. 157-2 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. Adoption of SFAS 141(R) will affect acquisitions we make beginning in the first quarter of fiscal 2010.

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

Subsequent Events

Events that have occurred subsequent to June 25, 2009 have been evaluated through August 4, 2009, the date we filed this Quarterly Report on Form 10Q with the Securities and Exchange Commission.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first nine months of fiscal 2009, we purchased 41stores inthree transactions for $47.7 million. These acquisitions were funded using available cash on hand.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below provides information concerning the acquisitions we completed in fiscal 2009:

Fiscal 2009
Date Acquired	Seller	Trade Name	Locations	Number of Stores
June 25, 2009	Herndon Oil Corporation	Flamingo's, Fleet Travel Centers, Minute Stop Food & Fuel	Alabama, Florida, Louisiana and Mississippi	38
Others	Various	Various	Alabama and South Carolina	3

Total				41

Following are the aggregate purchase price allocations for the41stores acquired during the first nine months of fiscal 2009. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our financial statements. The allocations were based on the fair values on the dates of the acquisitions (amounts in thousands):

Assets Acquired:
Inventories	$2,948
Property and equipment	41,207

Total assets	44,155

Liabilities Assumed:
Deferred vendor rebates	1,400
Other noncurrent liabilities	464

Total liabilities	1,864

Net tangible assets acquired, net of cash	42,291
Non-compete agreements	135
Goodwill	5,304

Total consideration paid, including direct acquisition costs, net of cash acquired	$47,730

We expect that goodwill associated with these transactions totaling $5.3 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition transactions referenced above occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine Months Ended
	June 25, 2009	June 26, 2008
Total revenues	$4,734,651	$6,650,408
Net income	49,114	12,336
Earnings per share:
Basic	$2.21	$0.56
Diluted	$2.21	$0.55

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with our policy, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2009. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise. No impairment charges related to goodwill or other intangible assets were recognized during the first nine months of fiscal 2009 or fiscal 2008. Our annual testing of indefinite-lived intangibles will be conducted in the fourth quarter of fiscal 2009. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise. In the third quarter of fiscal 2009 we made certain changes in our private label milk business and management determined that the useful life of the related tradename was no longer indefinite. As a result of these business changes we recorded an impairment charge of $0.9 million which is included in depreciation and amortization. Other intangible assets are included in other noncurrent assets.

The following table reflects goodwill and other intangible asset balances as of September 25, 2008 and the activity thereafter through June 25, 2009 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade names	Trade names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.2	23.7
Gross balance at September 25, 2008	$627,653	$24,050	$2,850	$1,928	$12,593
Transfers	—	(2,800)	2,800	—	—
Purchase accounting adjustments	1	—	—	—	—
Acquisitions	5,304	—	—	—	135
Gross balance at June 25, 2009	$632,958	$21,250	$5,650	$1,928	$12,728
Accumulated amortization at September 25, 2008			$(2,850)	$(757)	$(5,250)
Amortization			(900)	(253)	(1,054)
Accumulated amortization at June 25, 2009			$(3,750)	$(1,010)	$(6,304)
Net book value	$632,958	$21,250	$1,900	$918	$6,424

The contractual lives of our non-compete agreements range from 3 – 35 years. The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of June 25, 2009 is as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$604
2010	1,888
2011	1,203
2012	389
2013	345
Thereafter	4,813
Total estimated amortization expense	$9,242

NOTE 4—COMMITMENTS AND CONTINGENCIES

As of June 25, 2009, we were contingently liable for outstanding letters of credit in the amount of approximately $82.0 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also sought an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina, and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The court granted preliminary approval of the settlement on September 26, 2008 and final approval of the settlement on April 6, 2009. The deadline for appealing the court’s approval of the settlement expired on May 6, 2009, and no such appeal was filed. The settlement established a settlement fund of $1.0 million from which payments are being made to settlement class members and class counsel. Additionally, the settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery, which is currently underway. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 25, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $184 thousand and $19.2 million, respectively. As of September 25, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $337 thousand and $20.9 million, respectively.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 25, 2009, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

Environmental reserves of $20.9 million and $19.9 million as of June 25, 2009 and September 25, 2008, respectively, represent our estimates for future expenditures for remediation, tank removal and litigation associated with 268 and 256 known contaminated sites as of June 25, 2009 and September 25, 2008, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $19.4 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $1.5 million for remediation, tank removal and litigation. Also, as of June 25, 2009 and September 25, 2008, there were an additional 516 and 518 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 10.5% to determine the reserve.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 25, 2009, anticipated reimbursements of $19.8 million are recorded as other noncurrent assets and $3.3 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We anticipate performing remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

•

Minimum Volume—Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. We exceeded the requirement for the one-year period ended September 30, 2008. The minimum requirement for the one-year period ending September 30, 2009 is approximately 570 million gallons of BP® branded product. For the nine months ended June 25, 2009, we purchased approximately 413 million gallons of BP® branded gasoline.

•

Minimum Volume Guarantee—Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. Based on current forecasts, we are not certain we will meet the minimum volume requirements for the one-year period ending September 30, 2009; however, any shortfall is not expected to be significant.

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 25, 2009	September 25, 2008
Senior credit facility; interest payable monthly at LIBOR plus 1.50%; principal due in quarterly installments through May 15, 2014	$420,143	$446,250
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	125,975	150,000
Other notes payable; various interest rates and maturity dates	217	250
Total long-term debt	793,335	846,500
Less: Current maturities	(4,316)	(27,385)
Long-term debt, net of current maturities	$789,019	$819,115

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately $2.5 million in costs associated with our current senior credit facility. We deferred these costs and are amortizing them over the life of the facility.

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loans were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

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

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was less than 4.00 to 1.00 for the second quarter of fiscal 2009, so the applicable margins on our term loans during the third quarter of fiscal 2009 were 0.50% for base rate term loans and 1.50% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement. Our consolidated total leverage ratio was less than 4.00 to 1.00 for the second quarter of fiscal 2009, so the applicable margins on our borrowings under the revolving credit facility during the third quarter of fiscal 2009 were 0.50% for base rate revolving credit facility borrowings and 1.50% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit. As of June 25, 2009, there were no outstanding borrowings under our revolving credit facility and we had approximately $82.0 million of standby letters of credit issued under the facility. As a result, we had approximately $143.0 million in available borrowing capacity under our revolving credit facility (approximately $38.0 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.32% on May 29, 2009.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of June 25, 2009, we were in compliance with these covenants and restrictions.

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

We have outstanding $247.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these notes. We deferred these costs and are amortizing them over the life of the notes. During the second quarter of fiscal 2009 we repurchased $3.0 million in principal amount of the notes on the open market resulting in a gain on the extinguishment of debt, net of deferred write-off costs, of approximately $600 thousand.

As of September 25, 2008, we had outstanding $150.0 million of convertible notes. During the second quarter of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred write-off costs, of approximately $6.5 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of June 25, 2009, our closing stock price was $16.97. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

The remaining annual maturities of our long-term debt as of June 25, 2009 are as follows (amounts in thousands):

Fiscal Year Ending September:
2009	$1,078
2010	4,317
2011	4,321
2012	4,325
2013	130,294
Thereafter	649,000
Total principal payments	$793,335

The fair value of our indebtedness approximated $698.5 million at June 25, 2009. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value June 25, 2009	Fair Value September 25, 2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other noncurrent assets	$—	$548
Interest rate contracts	Other accrued liabilities	$2,570	$475
Interest rate contracts	Other noncurrent liabilities	$4,987	$1,409
Derivatives not designated as hedging instruments under SFAS No.133
Gasoline contracts	Other accrued liabilities	$—	$—

	Location of Loss on Derivatives in Statements of Operations	Amount of Loss Three Months Ended		Amount of Loss Nine Months Ended
		June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
Interest rate contracts	Interest expense, net	$(2,256)	$(864)	$(4,432)	$(444)

Derivatives not designated as hedging instruments under SFAS No. 133
Gasoline contracts	Gasoline cost of goods sold	$—	$(1,433)	$—	$(9,900)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Nine Months Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Nine Months Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine Months Ended
	June 25, 2009	June 26, 2008		June 25, 2009	June 26, 2008		June 25, 2009	June 26, 2008
Interest rate contracts	$(6,513)	$(1,339)	Interest expense, net	$(2,710)	$273	N/A	$—	$—

Interest income for the three months ended June 25, 2009 and June 26, 2008, respectively, and for the nine months ended June 25, 2009 and June 26, 2008, respectively, was immaterial for all periods presented for the mark-to-market adjustment of those instruments that did not qualify for hedge accounting and adjustments for hedge ineffectiveness.

The fair values for our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

At June 25, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $2.6 million and $5.0 million, respectively. At September 25, 2008, other noncurrent assets, other accrued liabilities and other noncurrent liabilities included derivative assets and liabilities of approximately $548 thousand, $475 thousand and $1.4 million, respectively. Cash flow hedges at June 25, 2009 represent interest rate swaps with a notional amount of $300.0 million, a weighted-average pay rate of 3.65% and have various settlement dates, the latest of which is October 2011.

NOTE 7—STOCK COMPENSATION PLANS

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first nine months of fiscal 2009, we granted options to purchase 246 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $1.8 million, which will be amortized to expense over the options’ requisite service periods. We recognized $1.5 million (of which $635 thousand related to restricted stock) and $811 thousand (of which $84 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses during the three months ended June 25, 2009 and June 26, 2008, respectively. We recognized $5.4 million (of which $1.9 million related to restricted stock) and $2.5 million (of which $209 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses during the nine months ended June 25, 2009 and June 26, 2008, respectively. During the first nine months of fiscal 2009, we granted 226 thousand shares of restricted stock with an aggregate fair value of $4.0 million, which will be amortized over the requisite service period.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive (loss) income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Net income	$43	$10,668	$45,819	$8,838
Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of ($698), ($1,493), $2,418 and $1,025, respectively)	1,099	2,349	(3,803)	(1,612)
Comprehensive income	$1,142	$13,017	$42,016	$7,226

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Unrealized (losses) gains on qualifying cash flow hedges	$(280)	$2,877	$(6,513)	$(1,339)
Reclassification adjustment recorded in interest expense	1,379	(528)	2,710	(273)
Net unrealized gains (losses) on qualifying cash flow hedges	$1,099	$2,349	$(3,803)	$(1,612)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—INTEREST EXPENSE, NET AND GAIN ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and gain on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Interest on long-term debt, including amortization of deferred financing costs	$8,226	$11,194	$28,424	$35,462
Interest on lease finance obligations	10,719	10,407	31,990	31,424
Interest rate swap agreements	2,256	864	4,432	444
Fair market value change in non-qualifying derivatives	—	—	—	(34)
Capitalized interest	(58)	(379)	(229)	(1,318)
Miscellaneous	11	12	47	234
Subtotal: Interest expense	$21,154	$22,098	$64,664	$66,212
Interest income	(246)	(323)	(1,360)	(957)
Total interest expense, net	$20,908	$21,775	$63,304	$65,255
Gain on extinguishment of debt	—	—	(7,163)	—
Total interest expense, net and gain on extinguishment of debt	$20,908	$21,775	$56,141	$65,255

NOTE 10—EARNINGS PER SHARE AND COMMON STOCK

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Net income	$43	$10,668	$45,819	$8,838
Earnings per share—basic:
Weighted-average shares outstanding	22,236	22,210	22,225	22,203
Earnings per share—basic	$0.00	$0.48	$2.06	$0.40
Earnings per share—diluted:
Weighed-average shares outstanding	22,236	22,210	22,225	22,203
Dilutive impact of options and restricted stock	45	4	15	40
Weighted-average shares and potential dilutive shares outstanding	22,281	22,214	22,240	22,243
Earnings per share—diluted	$0.00	$0.48	$2.06	$0.40

There were 1.3 million and 1.2 million shares of common stock subject to outstanding restricted stock and option awards that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, for the three months ended June 25, 2009 and June 26, 2008, respectively, and there were 1.1 million shares subject to such restricted stock and option awards for the nine months

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ended June 25, 2009 and June 26, 2008. The aggregate number of shares of common stock, approximately 2.5 million and 3.0 million, which we may issue upon the exercise of warrants was excluded from the three and nine months ended June 25, 2009 and June 26, 2008 computations, respectively, as their inclusion would have been antidilutive.

NOTE 11—FAIR VALUE MEASUREMENTS

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

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 6, Derivative Financial Instruments.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	—	$(7,557)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

NOTE 12—SUBSEQUENT EVENTS

In July, 2009 we were able to settle a supplier dispute with one of our gasoline providers that will allow us to recognize a pre-tax gain of approximately $5.0 million, which will be recorded as a reduction to gasoline cost of goods sold in our fourth quarter of fiscal 2009.

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

Safe Harbor Discussion

This report, including, without limitation, our discussion and analysis of our financial condition and results of operations, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, gasoline stations and other non-traditional retailers located in our markets;
•	Volatility in crude oil and wholesale petroleum costs;
•	Political conditions in crude oil producing regions and global demand;
•	Changes in economic conditions generally and in the markets we serve;
•	Consumer behavior, travel and tourism trends;
•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;
•	Unfavorable weather conditions or other trends or developments in the southeastern United States;
•	Inability to identify, acquire and integrate new stores;
•	Financial leverage and debt covenants;
•	Federal and state environmental, tobacco and other laws and regulations;
•	Dependence on one principal supplier for merchandise and two principal suppliers for gasoline;
•	Dependence on senior management;
•	Litigation risks, including with respect to food quality, health and other related issues;
•	Inability to maintain an effective system of internal control over financial reporting; and
•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Because actual results and events may vary materially from those anticipated in these forward-looking statements all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 4, 2009. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

We are the leading independently operated convenience store chain in the southeastern United States with 1,679 stores in 11 states as of June 25, 2009. Our stores operate under a number of select banners, with 1,571 of our stores operating under Kangaroo and Kangaroo Express, our primary operating banners. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;
•	sophisticated management of our gasoline business;
•	leveraging our geographic economies of scale;
•	benefiting from the favorable demographics of our markets;
•	selectively pursuing acquisitions; and
•	developing new stores.

Our third quarter fiscal 2009 results were impacted by several factors. First, our retail gasoline margin for the quarter was low, driven by a rapid rise in wholesale gasoline costs. In addition, we experienced a sharp increase in cigarette and tobacco federal excise taxes which resulted in a decline in cigarette unit sales and caused a reduction in our percentage margin. Finally, the economy was significantly weaker in the third quarter of this year versus the third quarter of last fiscal year leading to reduced consumer demand.

In our gasoline business, our volumes were relatively stable with comparable store retail gasoline gallons down only 0.5% this quarter. Diesel sales continue to be a drag on comparable gas gallons as diesel gallons were down 15.1% versus the third quarter of last fiscal year while gas gallons, excluding diesel, were up 1.4%. Miles driven in our markets decreased by 0.3% in the first two months of the quarter versus the same period a year ago; however, our region still trailed the national average which showed a 0.3% improvement in miles driven.

As noted above, our results for the third quarter of fiscal 2009 were primarily hampered by our weak gasoline margin. Oil prices began the quarter at approximately $48 a barrel and consistently rose to over $70 a barrel before easing slightly at the end of the quarter. Constant increases in the price of oil hindered our ability to achieve our historical gasoline margin. The increase in oil and gasoline prices resulted in a margin of 9.3 cents per gallon for the third quarter of fiscal 2009, compared to 10.7 cents per gallon for the third quarter of fiscal 2008.

For the quarter, comparable store merchandise revenues were up 0.2%, versus a 2.5% decline in the third quarter of fiscal 2008. Our merchandise gross margin was 35.0%, down 150 basis points from the third quarter of fiscal 2008. The boost in merchandise revenues was primarily due to a large increase in federal excise taxes on cigarettes and tobacco. The increase in excise taxes had a negative impact on cigarette units and margin but because excise taxes are included in revenues, they contributed positively to merchandise revenues.

During the fiscal third quarter, we completed the acquisition of 38 stores from Herndon Oil Corporation located in Alabama, Mississippi, Louisiana and Florida. We believe these stores will be immediately accretive and will be an excellent fit within our existing system.

Market and Industry Trends

In our markets, we saw our state weighted-average unemployment rate increase to 10.4% during our third fiscal quarter up from 5.9% during the third fiscal quarter of 2008 and 9.6% during the second fiscal quarter of 2009. The high unemployment rate and a slumping housing market continue to weigh on consumers in our market area.

In our largest category, cigarettes, we saw large increases in federal excise taxes to support the State Children’s Health Insurance Program (SCHIP). The federal excise tax on cigarettes increased $0.62 per pack on April 1, 2009. While we attempted to pass on the increased cost to our customers, the tax increase resulted in lower unit volumes and reduced merchandise margins. While overall comparable store cigarette revenues were up approximately 11% in the third quarter of fiscal 2009, cigarette unit sales in the third quarter of fiscal 2009 were down in the low double digits percent from the third quarter of fiscal 2008. We also began to experience, and expect to continue to see, increases in state cigarette excise taxes, as states look for additional revenue sources to cover their revenue shortfalls caused by the soft economy. During the quarter, we saw an increase in Kentucky’s state tax by $0.30 per pack on April 1, 2009, a $0.50 per pack increase in Mississippi on May 15, 2009 and a $1.00 per pack increase in Florida on July 1, 2009.

As discussed above, during the third quarter of fiscal 2009, oil and gasoline prices increased throughout the third quarter. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 25, 2009 and June 26, 2008 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2009	June 26, 2008	June 25, 2009	June 26, 2008
Selected financial data:
Merchandise gross profit [1]	$151,062	$156,616	$434,556	$445,477
Merchandise margin	35.0%	36.5%	35.9%	37.0%
Retail gasoline data:
Gallons	533,978	532,195	1,525,896	1,575,799
Margin per gallon	$0.0930	$0.1068	$0.1533	$0.1008
Retail price per gallon	$2.21	$3.72	$2.17	$3.25
Total gasoline gross profit [1]	$50,048	$57,523	$235,627	$160,619

Comparable store data:
Merchandise sales increase (decrease)	0.2%	(2.5%)	(0.5%)	(1.7%)
Merchandise sales increase (decrease)	$888	$(9,856)	$(6,307)	$(18,139)
Gasoline gallons decrease (%)	(0.5%)	(5.2%)	(4.8%)	(3.7%)
Gasoline gallons decrease	(2,441)	(25,960)	(75,140)	(51,108)
Number of stores:
End of period	1,679	1,660	1,679	1,660
Weighted-average store count	1,649	1,659	1,650	1,649

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended June 25, 2009 Compared to the Three Months Ended June 26, 2008

Merchandise Revenue and Gross Profit. Merchandise revenue for the third quarter of fiscal 2009 increased $2.0 million, or 0.5%, from the third quarter of fiscal 2008. This increase was primarily attributable to the increase in comparable store merchandise revenue of 0.2%, or $0.9 million, and an increase in merchandise revenue of $3.7 million from newly constructed and acquired stores since the beginning of the third quarter of fiscal 2008, offset by lost merchandise revenue of $2.7 million from closed stores. Merchandise gross profit for the third quarter of 2009 decreased $5.6 million, or 3.5%, from the third quarter of fiscal 2008. This decrease was primarily attributable to a 150 basis point decrease in merchandise gross margin to 35.0% for the third quarter of fiscal 2009 compared to 36.5% for the third quarter of fiscal 2008. The decrease in merchandise gross margin was primarily due to lower cigarette margins resulting from the excise tax increases and an unfavorable mix shift away from higher margin categories like packaged beverage, partially offset by reduced inventory shrinkage.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the third quarter of fiscal 2009 decreased $840.1 million, or 41.2%, from the third quarter of fiscal 2008. This decrease was primarily attributable to the 40.4% decrease in the average retail price per gallon to $2.21 and a decrease in wholesale and diesel gasoline gallons sold, offset by an increase in retail gasoline gallons sold. Retail gasoline gallons sold for the third quarter of fiscal 2009 increased 1.8 million gallons, or 0.3%, from the third quarter of fiscal 2008. The increase was primarily attributable to the increase of 6.2 million gallons sold by stores that were newly constructed or acquired since the beginning of the third quarter of fiscal 2008, offset by the decrease in comparable store gasoline gallons sold of 2.4 million gallons, or 0.5% and lost gallons from closed stores of 2.0 million. The decrease in comparable store gasoline gallons sold was primarily due to a 15.1% decline in comparable store diesel volume and weakened consumer demand for gasoline due to continued unemployment and the current economic downturn. Excluding diesel, our comparable store gasoline volumes were up 1.4%.

Gasoline gross profit for the third quarter of fiscal 2009 decreased $7.5 million, or 13.0%, from the third quarter of fiscal 2008. The decrease was primarily attributable to the 1.4 cent decrease in retail gross profit per gallon to 9.3 cents for the third quarter of fiscal 2009 from 10.7 cents in the third quarter of fiscal 2008. The decrease in retail gross profit per gallon was due to increasing wholesale fuel costs during the third quarter of fiscal 2009 offset by decreased credit card fees resulting from a lower average retail price per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.4 cents per gallon and 6.2 cents per gallon for the three months ended June 25, 2009 and June 26, 2008, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the third quarter of fiscal 2009 increased $4.9 million, or 3.3%, from the third quarter of fiscal 2008. Average per store operating expenses for the third quarter of fiscal 2009 were relatively unchanged from the third quarter of fiscal 2008. The increase in general and administrative expenses is primarily related to real estate gains and losses, CEO transition costs and the accelerated vesting of stock-based compensation.

Depreciation and Amortization. Depreciation and amortization expenses for the third quarter of fiscal 2009 increased $106 thousand, or 0.4%, from the third quarter of fiscal 2008.

Income from Operations. Income from operations for the third quarter of fiscal 2009 decreased $18.0 million, or 46.8%, from the third quarter of fiscal 2008. This decrease was primarily attributable to the decreases in merchandise and gasoline gross profits due to lower margins and the increase in general and administrative expenses, each of which is discussed above.

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the third quarter of fiscal 2009 decreased $18.2 million, or 27.5%, from the third quarter of fiscal 2008. Adjusted EBITDA for the third quarter of fiscal 2009 decreased $18.5 million, or 33.9%, from the third quarter of fiscal 2008. These decreases were primarily attributable to the variances discussed above.

EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity under accounting principles generally accepted in the United States (“GAAP”) and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA and Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA and Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

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

Any measure that excludes interest expense, gain/loss on extinguishment of debt, depreciation and amortization or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use EBITDA and Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, EBITDA and Adjusted EBITDA, each as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of EBITDA and Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	June 25, 2009	June 26, 2008
Adjusted EBITDA	$36,117	$54,667
Payments made for lease finance obligations	11,835	11,450
EBITDA	47,952	66,117
Interest expense, net	(20,908)	(21,775)
Depreciation and amortization	(27,374)	(27,268)
Income tax benefit (expense)	373	(6,406)
Net income	$43	$10,668

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	June 25, 2009	June 26, 2008
Adjusted EBITDA	$36,117	$54,667
Payments made for lease finance obligations	11,835	11,450
EBITDA	47,952	66,117
Interest expense, net	(20,908)	(21,775)
Income tax benefit (expense)	373	(6,406)
Stock-based compensation expense	1,619	808
Changes in operating assets and liabilities	11,142	12,064
Other	804	9,199
Net cash provided by operating activities	$40,982	$60,007
Net cash used in investing activities	$(65,971)	$(24,914)
Net cash (used in) provided by financing activities	$(2,372)	$77,857

Interest Expense, Net. Interest expense, net was primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the third quarter of fiscal 2009 was $20.9 million compared to $21.8 million for the third quarter of fiscal 2008. This decrease is primarily due to the reduction in the principal outstanding on our debt and changes in the interest rates on our variable rate debt. Please refer to “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Long-Term Debt” for a discussion of the interest rates on our variable rate debt.

Nine Months Ended June 25, 2009 Compared to the Nine Months Ended June 26, 2008

Merchandise Revenue and Gross Profit. Merchandise revenue for the first nine months of fiscal 2009 increased $5.8 million, or 0.5%, from the first nine months of fiscal 2008. This increase was primarily attributable to the merchandise revenue of $19.5 million from newly constructed stores and stores acquired since the beginning of fiscal 2008, offset by a decrease in comparable store merchandise revenue of 0.5%, or $6.3 million and by $7.7 million of lost revenue from closed stores. Merchandise gross profit for the first nine months of 2009 decreased $10.9 million, or 2.5%, from the first nine months of fiscal 2008. This decrease was primarily attributable to a 110 basis point decrease in merchandise gross margin to 35.9% for the first nine months of fiscal 2009 compared to 37.0% for the first nine months of fiscal 2008. The decrease in merchandise gross margin was primarily due to unfavorable mix changes out of higher margin categories.

Gasoline Revenue, Gallons and Gross Profit. Total gasoline revenue for the first nine months of fiscal 2009 decreased $1.9 billion, or 36.3%, from the first nine months of fiscal 2008. This decrease was primarily attributable to the 33.3% decrease in the average retail price per gallon to $2.17 and a decrease in gasoline gallons sold. Retail gasoline gallons sold for the first nine months of fiscal 2009 decreased 49.9 million gallons, or 3.2%, from the first nine months of fiscal 2008. The decrease was primarily attributable to a decrease in comparable store gasoline gallons sold of 75.1 million gallons, or 4.8%, and by lost gallons sold from closed stores of 6.1 million offset by the increase of 31.6 million gallons sold by newly constructed and acquired stores since the beginning of fiscal 2008. The decrease in comparable store gasoline gallons sold was due to decreased consumer demand for gasoline and diesel due to a sluggish economy and a decline in miles driven in our markets.

Gasoline gross profit for the first nine months of fiscal 2009 increased $75.0 million, or 46.7%, from the first nine months of fiscal 2008. The increase was primarily attributable to the 5.2 cent increase in retail gross profit per gallon to 15.3 cents for the first nine months of fiscal 2009 from 10.1 cents for the first nine months of fiscal 2008 offset by the decrease in gasoline gallons sold. The increase in retail gross profit per gallon was primarily due to declining wholesale fuel costs during the first several months of fiscal 2009 and decreased credit card fees resulting from a lower average retail price per gallon. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on gasoline equipment. These fees totaled 4.3 cents per gallon and 5.5 cents per gallon for the nine months ended June 25, 2009 and June 26, 2008, respectively.

Store Operating and General and Administrative. Store operating and general and administrative expenses for the first nine months of fiscal 2009 increased $13.8 million, or 3.1%, from the first nine months of fiscal 2008. Average per store operating expenses for the first nine months of fiscal 2009 increased slightly from the first nine months of fiscal 2008 primarily due to higher utilities costs, repairs and maintenance expense and store lease expense. The increase in general and administrative expenses is primarily related to increased bonus accruals, accelerated vesting of stock based compensation and CEO transition costs.

Depreciation and Amortization. Depreciation and amortization expenses for the first nine months of fiscal 2009 were consistent with the first nine months of fiscal 2008.

Income from Operations. Income from operations for the first nine months of fiscal 2009 increased $50.4 million, or 64.4%, from the first nine months of fiscal 2008. This increase was primarily attributable to the increase in gasoline gross profit and decreases in store operating expenses, offset by increases in general and administrative expenses, each of which are discussed above.

EBITDA and Adjusted EBITDA. EBITDA for the first nine months of fiscal 2009 increased $49.8 million, or 31.2%, from the first nine months of fiscal 2008. Adjusted EBITDA for the first nine months of fiscal 2009 increased $48.7 million, or 38.8%, from the first nine months of fiscal 2008. These increases were primarily attributable to the variances discussed above.

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Nine Months Ended
	June 25, 2009	June 26, 2008
Adjusted EBITDA	$174,272	$125,572
Payments made for lease finance obligations	35,324	34,221
EBITDA	209,596	159,793
Gain on extinguishment of debt	7,163	—
Interest expense, net	(63,304)	(65,255)
Depreciation and amortization	(80,528)	(80,679)
Income tax expense	(27,108)	(5,021)
Net income	$45,819	$8,838

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Nine Months Ended
	June 25, 2009	June 26, 2008
Adjusted EBITDA	$174,272	$125,572
Payments made for lease finance obligations	35,324	34,221
EBITDA	209,596	159,793
Gain on extinguishment of debt	7,163	—
Interest expense, net	(63,304)	(65,255)
Income tax expense	(27,108)	(5,021)
Stock-based compensation expense	5,378	2,545
Changes in operating assets and liabilities	10,777	(9,589)
Other	5,384	8,766
Net cash provided by operating activities	$147,886	$91,239
Net cash used in investing activities	$(101,489)	$(102,469)
Net cash (used in) provided by financing activities	$(48,178)	$101,592

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $7.2 million during the first nine months of fiscal 2009 represents a gain on the buyback of approximately $24.0 million of our senior subordinated convertible notes (our “convertible notes”) and $3.0 million of our senior subordinated notes. We recognized a gain of $6.9 million and $705 thousand related to the repurchase of our convertible notes and senior subordinated notes, respectively, offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first nine months of fiscal 2009 was $63.3 million compared to $65.3 million for the first nine months of fiscal 2008. This decrease was primarily due to the reduction in the principal outstanding on our debt and changes in the interest rates on our variable rate debt. Please refer to “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Long-Term Debt” for a discussion of the interest rates on our variable rate debt.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of June 25, 2009 was $169.5 million. Cash provided by operating activities increased to $147.9 million for the first nine months of fiscal 2009 compared to $91.2 million for the first nine months of fiscal 2008. The increase in cash flow from operations was primarily due to an increase in net income of $37.0 million and certain changes in working capital. We had $215.4 million of cash and cash equivalents on hand at June 25, 2009.

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

Capital expenditures (excluding accrued purchases) for the first nine months of fiscal 2009 were $58.0 million. In the first nine months of fiscal 2009, we had proceeds of $4.2 million from asset dispositions, $1.3 million from lease finance obligations and $4.0 million from vendor reimbursements. As a result, our net capital expenditures for the first nine months of fiscal 2009 were $48.5 million, compared to $76.1 million in the first nine months of fiscal 2008. The decrease was primarily due to a continued focus on reducing non-essential capital expenditures, reduced spending on new stores and acquisition upgrades, partially offset by the acquisition of our new headquarters facility. We anticipate that net capital expenditures for fiscal 2009 will be approximately $90.0 to $100.0 million.

Cash Flows from Financing Activities. For the first nine months of fiscal 2009, net cash used in financing activities was $48.2 million, of which $45.6 million was used to repay long-term debt and $4.2 million was used to repay lease finance obligations. As of June 25, 2009, our debt consisted primarily of $420.1 million in loans under our senior credit facility, $247.0 million of our senior subordinated notes and $126.0 million of our convertible notes. As of June 25, 2009, we also had outstanding $466.0 million of lease finance obligations.

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

As of June 25, 2009, we had no outstanding borrowings under our revolving credit facility and approximately $82.0 million of standby letters of credit had been issued. As of June 25, 2009, we had approximately $143.0 million in available borrowing capacity under the revolving credit facility (approximately $38.0 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Senior Subordinated Notes. We have outstanding $247.0 million of our senior subordinated notes. Interest on the senior subordinated notes is due on February 15 and August 15 of each year. During the second quarter of fiscal 2009, we repurchased $3.0 million in principal amount of the senior subordinated notes on the open market resulting in a gain on the extinguishment of debt of approximately $705 thousand.

Senior Subordinated Convertible Notes. We have outstanding $126.0 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we anticipate delivering, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278. During the first nine months of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt of approximately $6.9 million.

Shareholders’ Equity. As of June 25, 2009, our shareholders’ equity totaled $440.9 million. The $51.0 million increase from September 25, 2008 is primarily attributable to the net income in the first nine months of fiscal 2009 of $45.8 million, $9.0 million increase in additional paid-in capital due to stock-based compensation expense and related tax benefits, offset by $3.8 million in unrealized losses on cash flow hedges during the first nine months of fiscal 2009.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of June 25, 2009, we had approximately $143.0 million in available borrowing capacity under our revolving credit facility, approximately $38.0 million of which was available for issuances of letters of credit. As of June 25, 2009, we had cash on hand of $215.4 million.Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions, the maturity of our long-term debt or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first nine months of fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes and approximately $3.0 million in principal amount of our senior subordinated notes on the open market.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification™ (the “Codification”). The Codification will become the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than guidance issued by the Securities and Exchange Commission (“SEC”), and will supersede all existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. The Codification will be effective for interim and annual financial periods ending after September 15, 2009 and will not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for us for the quarter ended June 25, 2009. We have included all disclosures as required by SFAS No. 165.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended June 25, 2009. The adoption of this position did not have a material impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarifies the application of SFAS No. 157, Fair Value Measurements, providing additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, FSP FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 was effective for us for the quarter ended June 25, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the guidance on other-than-temporary impairments of debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 was effective for us for the quarter ended June 25, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset in not active. FSP FAS 157-3 was effective for us for the quarter ended December 25, 2008. The adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), and other GAAP. FSP FAS 142-3 will be effective for us beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), deciding to retain its original proposal related to this matter. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP APB 14-1 will require the issuer of a convertible debt instrument within its scope separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented. Early adoption is not permitted. The provisions of FSP APB 14-1 will apply to our senior subordinated convertible notes (our “convertible notes”). FSP APB 14-1 will not impact our actual past or future cash flows. We expect the impact to pre-tax non-cash interest expense for each of fiscal 2010, 2009 and 2008 to be an increase of approximately $5.0 million, assuming no additional repurchases of outstanding debt. We expect the impact to pre-tax gain on extinguishment of debt for fiscal 2009 to be a decrease of approximately $4.0 million assuming no additional repurchases of outstanding debt.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. We have included all disclosures as required by SFAS No. 161 in the second quarter of fiscal 2009 which did not affect our financial position, financial performance or cash flows.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No.157 to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt FSP FAS No. 157-2 in our 2010 fiscal year beginning on September 25, 2009, but we do not expect the provisions of FSP FAS No. 157-2 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. Adoption of SFAS 141(R) will affect acquisitions we make beginning in the first quarter of fiscal 2010.

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

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 25, 2009, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at June 25, 2009. Fair values have been determined based on quoted market prices as of June 25, 2009.

Expected Maturity Date
as of June 25, 2009
(Dollars in thousands)
	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$11	$48	$52	$56	$126,025	$247,000	$373,192	$323,563
Weighted-average interest rate	6.15%	6.15%	5.96%	5.96%	7.42%	7.75%	6.36%
Long-term debt (variable rate)	$1,067	$4,269	$4,269	$4,269	$4,269	$402,000	$420,143	$374,978
Weighted-average interest rate	4.35%	3.23%	2.79%	2.08%	2.02%	2.02%	2.58%

In order to reduce our exposure to interest rate fluctuations on our variable rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 25, 2009, the interest rate on approximately 84.9% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 79.2% at September 25, 2008. The increase in the fixed portion of our long-term debt for the first nine months of fiscal 2009 was due to the $22.8 million excess cash flow payment we made under our senior credit facility, which reduced our outstanding variable rate debt. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 25, 2009 would be to change interest expense by approximately $1.2 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)

	June 25, 2009	September 25, 2008
Notional principal amount	$300,000	$270,000
Weighted-average fixed pay rate	3.65%	4.16%
Weighted-average variable receive rate	0.57%	2.37%
Weighted-average years to maturity	1.28	1.13

As of June 25, 2009, the fair value of our swap agreements represented a net liability of $7.6 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also sought an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina, and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel. The court granted preliminary approval of the settlement on September 26, 2008 and final approval of the settlement on April 6, 2009. The deadline for appealing the court’s approval of the settlement expired on May 6, 2009, and no such appeal was filed. The settlement established a settlement fund of $1.0 million from which payments are being made to settlement class members and class counsel. Additionally, the settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas where the cases will be consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. The defendants expect to contest class certification and to file motions for summary judgment after appropriate discovery, which is currently underway. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

You should carefully consider the risks described below and under “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The convenience store and retail gasoline industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail gasoline industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry. To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In a number of our markets, our competitors that sell ethanol-blended gasoline may have a competitive advantage over us because, in certain regions of the country, the wholesale cost of ethanol-blended gasoline may, at times, be less than pure gasoline. Competitive pressures could materially impact our gasoline and merchandise volume, sales and gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Volatility in crude oil and wholesale petroleum costs could impact our operating results.

Over the past three fiscal years, our gasoline revenue accounted for approximately 79.0% of total revenues and our gasoline gross profit accounted for approximately 31.1% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. During fiscal 2008, increases in the retail price of petroleum products impacted consumer demand for gasoline, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. Higher fuel prices also trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gasoline gallons sold. A significant change in any of these factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on gasoline and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

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

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. During fiscal 2008 and fiscal 2009, we have experienced per store sales declines in both gasoline and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both gasoline and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, tax increases on, and campaigns to discourage the use of tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 5.8% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.5% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective on April 1, 2009. Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Federal regulation of tobacco products could adversely impact our operating results

In June 2009, Congress gave the Food and Drug Administration (FDA) broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (FSPTCA). Under the legislation, FDA regulation will include:

•	Setting national performance standards for tobacco products;

•	Restricting the sale and marketing of tobacco products;

•	Requiring manufacturers to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched, after February 15, 2007;

•	New and bigger warning labels on tobacco products, including warnings that take up 50 percent of the front and back of every pack of cigarettes and;

•	Prohibiting the use of terms such as “light” or “low tar.”

Governmental actions and regulations, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. These governmental actions could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

An important part of our historical growth strategy has been to acquire other convenience stores that complement our existing stores or broaden our geographic presence. Since 1996, we have successfully completed and integrated more than 90 acquisitions, growing our store base from 379 to 1,679 stores as of June 25, 2009, and we expect to continue to selectively pursue acquisition opportunities as an element of our growth strategy. Acquisitions involve risks that could cause our actual growth or operating results to differ significantly from our expectations or the expectations of securities analysts. For example:

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

As of June 25, 2009, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of June 25, 2009, the availability under our revolving credit facility for borrowing was approximately $143.0 million (approximately $38.0 million of which was available for issuance of letters of credit).

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

If future circumstances indicate that goodwill or indefinite lived intangible assets are impaired, there could be a requirement to write down amounts of goodwill and indefinite lived intangible assets and record impairment charges.

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management's judgment in applying these factors. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

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

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business, financial condition and results of operations. For example, the federal minimum wage increased from $5.85 per hour to $6.55 per hour effective July 24, 2008, and increased to $7.25 per hour effective July 24, 2009.

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

We are dependent on the continued efforts of our senior management team. Recently, we were informed by our President and Chief Executive Officer, Peter J. Sodini, that he intends to retire at the expiration of his employment contract on September 30, 2009. Our Board of Directors is actively conducting a search for Mr. Sodini’s replacement, but there can be no assurance that a replacement will be found prior to the expected date of Mr. Sodini’s retirement. If, for any reason, our senior executives do not continue to be active in management or our Board of Directors is unable to successfully locate a successor for Mr. Sodini, our business, financial condition and results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of June 25, 2009, there were 22,493,114 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed with the SEC a registration statement that covers up to 839,385 shares issuable upon the exercise of stock options outstanding under our 1999 Stock Option Plan, as well as a registration statement that covers up to 2.4 million shares issuable pursuant to share-based awards under our Omnibus Plan, plus any options issued under our 1999 Stock Option Plan that are forfeited or cancelled after March 29, 2007. Generally, shares registered on a registration statement may be sold freely at any time after issuance.

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
3.1

Amended and Restated Certificate of Incorporation of The Pantry, Inc. (“The Pantry”) (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

3.2	Amended and Restated By-Laws of The Pantry
10.1

Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.2

Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Executive Vice President of Business Operations, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	August 4, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Amended and Restated Certificate of Incorporation of The Pantry, Inc. (“The Pantry”) (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))

3.2	Amended and Restated By-Laws of The Pantry
10.1

Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.2

Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)

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