Form 10-K
period 2009-09-24
PANTRY INC
filed 2009-12-08
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2009

Commission File Number: 000-25813

THE PANTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 8019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2009 was $402,427,780.
As of December 4, 2009, there were issued and outstanding 22,584,818 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 16, 2010	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 24, 2009, we operated 1,673 stores in 11 states under a number of selected banners including Kangaroo Express ®, our primary operating banner. Our stores offer a broad selection of merchandise, gasoline and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our gasoline business, leveraging our geographic economies of scale, and growing our store base through selective acquisitions and development of new stores.

Our principal executive offices are located at 305 Gregson Drive, Cary, North Carolina 27511. Our telephone number is 919-774-6700.

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

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2010” refer to our fiscal year which ends on September 23, 2010, references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009, references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008, references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007, references to “fiscal 2006” refer to our fiscal year which ended September 28, 2006, and references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005.  All fiscal years presented included 52 weeks, except fiscal 2010 which will include 53 weeks.

Operations

Merchandise Operations.    In fiscal 2009, our merchandise sales were 26.0% of our total revenues and gross profit on our merchandise sales was 65.2% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Merchandise sales (in millions)	$1,658.9	$1,636.7	$1,575.9	$1,385.7	$1,228.9
Average merchandise sales per store (in thousands)	$1,001.1	$991.3	$998.7	$954.3	$897.7
Comparable store merchandise sales (decrease) increase (%)	0.0%	(1.7%)	2.3%	4.9%	5.3%
Comparable store merchandise sales (decrease) increase (in thousands)	$327	$(25,209)	$29,443	$57,026	$53,218
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	35.4%	36.4%	37.2%	37.4%	36.6%

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Tobacco products	34.2%	31.5%	31.1%	31.0%	31.1%
Packaged beverages )	16.4	17.7	17.5	16.9	16.3
Beer and wine	16.0	16.3	15.6	15.9	16.3
General merchandise, health and beauty care	5.5	5.0	5.9	6.0	6.3
Fast food service	4.7	4.4	4.3	4.2	4.2
Self-service fast foods and beverages	4.5	5.5	5.5	5.7	5.6
Salty snacks	4.4	4.4	4.4	4.5	4.2
Candy	4.0	4.1	4.0	3.9	3.9
Services	3.3	3.5	3.5	3.4	3.0
Dairy products	2.1	2.5	2.5	2.7	3.1
Bread and cakes	1.8	2.2	2.2	2.2	2.3
Grocery and other merchandise )	1.8	1.7	2.2	2.1	2.1
Newspapers and magazines	1.3	1.2	1.3	1.5	1.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 24, 2009, we operated 229 quick service restaurants within 219 of our locations. In 164 of these quick service restaurants, we offer products from nationally branded food franchises including Subway ® , Quiznos ® , Hardee’s ® , Krystal ® , Church’s ® , Dairy Queen ® , Baskin-Robbins® and Bojangles ® . In addition, we offer a variety of proprietary food service programs in 83 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

In fiscal 2009, we purchased over 55% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in December 2014. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We also generate car wash revenue at 279 of our stores.

Gasoline Operations.    We purchase our gasoline from major oil companies and independent refiners. At our locations we offer a mix of branded and private branded gasoline based on an evaluation of local market conditions. Of our 1,655 stores that sold gasoline as of September 24, 2009, 1,141, or 68.9%, were branded under the BP ® , CITGO ® , Chevron ® , Shell® , Texaco® or ExxonMobil ®  brand names. We purchase our branded gasoline and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts.  The initial terms of these supply agreements have expiration dates ranging from 2010 to 2013 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from CITGO Petroleum Corporation (“CITGO”). There are approximately 64 gasoline terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of gasoline (both branded and private branded) turn approximately every four days.

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

In fiscal 2009, our gasoline revenues were 74.0% of our total revenues and gross profit on our gasoline revenues was 34.8% of our total gross profit. The following table highlights certain information regarding our gasoline operations for the last five fiscal years:

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Retail
Gasoline sales (in millions)	$4,659.1	$7,150.4	$5,192.2	$4,533.4	$3,191.3
Gasoline gallons sold (in millions)	2,078.0	2,103.4	2,032.8	1,757.8	1,496.5
Average gallons sold per store (in thousands)	1,268.6	1,288.8	1,306.4	1,230.1	1,114.3
Comparable store gallons (decrease) increase (%)	(3.3%)	(4.4%)	1.0%	3.1%	4.7%
Comparable store gallons (decrease) increase (in thousands)	(68,480)	(80,368)	16,115	43,218	53,928
Average price per gallon	$2.24	$3.40	$2.55	$2.58	$2.13
Average gross profit per gallon	$0.150	$0.124	$0.109	$0.159	$0.143
Locations selling gasoline	1,655	1,635	1,623	1,470	1,377
Branded locations	1,141	1,119	1,093	971	878
Private branded locations	514	516	530	499	499

The decrease in comparable store gasoline gallons sold was due primarily to continued economic deterioration and lower miles driven in our market areas.  Retail gasoline prices were impacted by the volatile wholesale gasoline markets, which resulted from significant fluctuations in the price of crude oil during fiscal 2009. Domestic crude oil prices decreased from a high of approximately $107 per barrel in September 2008 to a low of approximately $34 per barrel in December 2008, before steadily increasing the remainder of fiscal 2009. Crude oil ended fiscal 2009 at approximately $66 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets in the future.

In addition to the impact of volatile crude oil prices during fiscal 2009, wholesale gasoline supply was constrained during the first month of fiscal 2009 because of the residual impact of Hurricanes Ike and Gustav, which adversely affected refining in, and supply from, the Gulf Coast region.  At the height of the supply shortage, over 90% of the Gulf Coast refineries’ production was negatively impacted.  These shortages caused a ripple effect throughout our market areas as our suppliers were unable to ship sufficient amounts of fuel into most of our markets.

Store Locations.   Approximately 35% of our stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 25% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,800 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 24, 2009	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Florida	26.3%	440	453	461	441	442
North Carolina	23.0	384	385	387	325	304
South Carolina	17.0	284	283	277	236	235
Georgia	7.9	132	133	136	125	126
Alabama	6.8	114	81	83	77	38
Tennessee	6.2	104	104	104	101	101
Mississippi	6.0	100	99	82	73	53
Virginia	3.0	50	50	50	50	50
Kentucky	1.7	29	30	30	31	33
Louisiana	1.6	27	26	25	25	8
Indiana	0.5	9	9	9	9	10

Total	100%	1,673	1,653	1,644	1,493	1,400

The following table summarizes our activities related to acquisitions, store openings and store closures for each of the last five fiscal years:

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Number of stores at beginning of period	1,653	1,644	1,493	1,400	1,361
Acquired or opened	44	32	162	117	97
Closed or sold	(24)	(23)	(11)	(24)	(58)

Number of stores at end of period	1,673	1,653	1,644	1,493	1,400

Acquisitions.    During fiscal 2009 we acquired 41 stores in three separate transactions, including 38 stores from Herndon Oil Corporation. During fiscal 2008 we acquired 20 stores in three separate transactions. We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. Finally, while we strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment, we do not adhere to any strict requirements with respect to time to accretion or rate of return when identifying potential acquisitions.

New Stores.    In opening new stores in recent years, we have focused on selecting store sites on highly traveled roads in coastal/resort and suburban markets or near highway exit and entrance ramps that provide convenient access to the store location. In selecting sites for new stores, we use an evaluation process designed to enhance our return on investment that focuses on market area demographics, population density, traffic volume, visibility, ingress and egress and economic development in the market area. We also review the location of competitive stores and customer activity at those stores. As a result of the uncertainty that exists in the current economic environment we have reduced our pace of new store development. During fiscal 2009 we opened three new locations and anticipate minimal new store growth in fiscal 2010.

Improvement of Store Facilities and Equipment.    During fiscal 2009, we upgraded the facilities and equipment at many of our existing and acquired store locations. To determine locations for remodels and rebuilds, management assesses potential return on investment, sales volume, existing and potential competition and lease term. During fiscal 2009, we spent approximately $14.8 million on store remodels. The scope of remodel activity varied by location and included approximately 110 stores in fiscal 2009.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2009, we closed or sold 24 stores compared to 23 stores in fiscal 2008.

Store Operations.    Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. District managers typically oversee approximately 11 stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management.

Seasonality.    Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

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

The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe that our  store base, strategic mix of locations, gasoline offerings and use of competitive market data, combined with our management’s expertise, allow us to be an effective and significant competitor in our markets.

Technology and Store Automation

We continue to invest in our technology infrastructure to enable us to enhance the customer experience, improve operating efficiencies,  provide management with timely financial data.

During fiscal 2009, we continued our rollout of a wide area communications network that will create a real-time connection between our support center and our stores.  We are also in the process of upgrading our point of sale technology to facilitate improvements in customer service, store operations and merchandising opportunities.  As of the end of fiscal 2009 we had completed the rollout of this network to approximately 72% of our locations and 25% had been upgraded with new point of sale technology.  We anticipate that we will complete the network rollout in the third quarter of fiscal 2010 and upgrade an additional 900 stores with new point of sale technology in fiscal 2010.

All store level, back office and accounting functions, including our merchandise price book, are supported by a fully integrated management information and financial accounting system; several modules have been upgraded in the past year to a new platform providing enhanced functionality.  This improvement along with new systems in Human Resources and Facilities Management are driving efficiencies throughout our operation.  New analytical tools were also implemented this year which assist management further in decision making.  We also maintain a proprietary fuel pricing system that allows us to price fuel at individual stores taking into account competitor pricing and store volume trends.

In fiscal 2010 our technology focus will be on completing our point of sale upgrade and enhancing our ability to capture detailed merchandise movement data.  We also anticipate upgrading our merchandise pricing system in fiscal 2010 to enable us to execute a greater number of pricing zones.  In November, 2009 we established the position of Chief Information Officer and named Paul M. Lemerise to the role.  These investments in information systems infrastructure are a key component of our strategy to optimize store level performance.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry ®, Worth ®, Golden Gallon ®, Bean Street Coffee Company ®, Big Chill ®, Celeste ®, The Chill Zone ®, Lil’ Champ Food Store ®, Kangaroo ®, Kangaroo Express ®, Sprint SM (Florida only), Cowboys ®, Aunt M’s ®, Quickstop SM , and Petro Express ®. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

 Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 24, 2009, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. For example, Florida regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade, replace or remove underground storage tanks at approximately 27 locations by December 31, 2009. We anticipate that these capital expenditures will be approximately $2.9 million. At this time, we believe our facilities in Florida meet or exceed those regulations developed by the State of Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

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

As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with
268 and 256 known contaminated sites as of September 24, 2009 and September 25, 2008, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.1 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we may spend up to $2.6 million for remediation, tank removal and litigation. Also, as of September 24, 2009 and September 25, 2008, there were an additional 513 and 518 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.8% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 24, 2009, anticipated reimbursements of $20.5 million are recorded as other noncurrent assets and $4.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Employees

As of September 24, 2009, we had 13,694 total employees (8,410 full-time and 5,284 part-time), with 12,938 employed in our stores and 756 in corporate and field management. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Terrance M. Marks	49	President and Chief Executive Officer
Frank G. Paci	52	Executive Vice President, Chief Financial Officer and Secretary
R. Brad Williams	39	Senior Vice President, Field Operations
Keith S. Bell	46	Senior Vice President, Fuels and Construction
Melissa H. Anderson	45	Senior Vice President, Human Resources
Paul M. Lemerise	64	Chief Information Officer

Terrance M. Marks has served as our President and Chief Executive Officer since September 2009. Prior to joining The Pantry, Mr. Marks was President of Coca-Cola Enterprises, Inc. North American Group from 2005 to 2008.  Mr. Marks directed all sales, marketing, finance, operations, manufacturing, distribution, supply chain and human resources for a $15 billion enterprise with 55,000 employees in 400 facilities. From 1987 to 2004, Mr. Marks held various positions in sales, operations, finance and general management at Coca-Cola Enterprises, Inc.

Frank G. Paci joined The Pantry as our Senior Vice President, Chief Financial Officer and Secretary on July 2, 2007 and was promoted to Executive Vice President, Chief Financial Officer and Secretary in April 2009. Prior to joining The Pantry, Mr. Paci was with Blockbuster, Inc., where he served as Executive Vice President and had varying responsibilities in Finance and Accounting, Strategic Planning and Business Development. Prior to joining Blockbuster in 1999, he was with Yum! Brands where he served for three years as Vice President in charge of Pizza Hut’s “nontraditional location” business, and later in Strategic Planning.

R. Brad Williams has served as our Vice President, Field Operations since February 2008 and was promoted to Senior Vice President, Field Operations on December 3, 2008.  He served as our Regional Vice President of Operations from 1998 until 2006 and Group Vice President of Operations from 2006 until 2008.  Prior to joining The Pantry in 1998, Mr. Williams held numerous operational and marketing positions with E-Z Serve Convenience Stores, Inc. and ConocoPhillips.

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

Melissa H. Anderson has served as our Senior Vice President, Human Resources since November 2006. Prior to joining The Pantry, Ms. Anderson was with International Business Machines Corporation (“IBM”) where for the last three years she was the Vice President of Human Resources for IBM Global Financing. Previously, Ms. Anderson held numerous human resource positions in her 17-year tenure with IBM, including Human Resource Director for IBM’s Tivoli unit.  On December 2, 2009 Ms. Anderson notified us of her intent to resign to pursue other opportunities.

Paul M. Lemerise began serving as a consultant to The Pantry in November 2009 in the role of our Chief Information Officer.  Mr. Lemerise has been an Executive Services Partner with Tatum LLC, a firm that provides management consulting services, since October 2001.  In that capacity, Mr. Lemerise has served as Chief Information Officer for numerous clients including Ventana Medical Systems, Pharmavite, LLC and Foster Farms.  Prior to joining Tatum, Mr. Lemerise also served as Executive Vice President, CIO for Tru-Serve Corporation, Senior Vice President and CIO for Merisel, Inc., and Vice President of Information Systems for Carter Hawley Hale Corporation.

Item 1A.    Risk Factors.

You should carefully consider the risks described below and under “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, financial condition or results of operations in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The convenience store and retail gasoline industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail gasoline industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, gasoline service stations, mass merchants, fast food operations and other similar retail outlets.  In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with the convenience store industry.  These non-traditional gasoline retailers have obtained a significant share of the gasoline market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the gasoline pump and in the store, to encourage in-store merchandise sales. Additionally, in some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

Over the past three fiscal years, our gasoline revenue accounted for approximately 78.2% of total revenues and our gasoline gross profit accounted for approximately 31.2% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of gasoline and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our gasoline contracts do not guarantee an uninterrupted, unlimited supply of gasoline. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower gasoline gross margin per gallon. During fiscal 2009, increases in the retail price of petroleum products impacted consumer demand for gasoline, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. Higher fuel prices also trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gasoline gallons sold. A significant change in any of these factors could materially impact our gasoline gallon volume, gasoline gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 35% of our stores are located in coastal/resort or tourist destinations.  Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If visitors to coastal/resort or tourist locations decline due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.  During fiscal 2008 and fiscal 2009, we have experienced periodic per store sales declines in both gasoline and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both gasoline and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, tax increases on, and campaigns to discourage tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 6.2% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.6% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. In fiscal 2009, four states in which we operate (Florida, Kentucky, Mississippi and North Carolina) each increased the tax rate for certain tobacco products.  Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective on April 1, 2009.  Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Federal regulation of tobacco products could adversely impact our operating results.

In June 2009, Congress gave the Food and Drug Administration (FDA) broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (FSPTCA). Under the legislation, FDA regulation is expected to:

•	set national performance standards for tobacco products;

•	restrict the sale and marketing of tobacco products;

•	require manufacturers to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched, after February 15, 2007;

•	require new and bigger warning labels on tobacco products, including warnings that take up 50 percent of the front and back of every pack of cigarettes; and

•	prohibit the use of terms such as “light” or “low tar.”

Governmental actions and regulations, combined with the diminishing social acceptance of smoking, declines in the percentage of smokers in the general population and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. These governmental actions could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Inclement weather conditions as well as severe storms in the southeast region could damage our facilities, our suppliers or could have a significant impact on consumer behavior, travel and convenience store traffic patterns, as well as our ability to operate our stores. In addition, we typically generate higher revenues and gross margins during warmer weather months in the Southeast, which fall within our third and fourth fiscal quarters. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected. We could also be adversely impacted by regional occurrences in the southeastern United States such as energy shortages or increases in energy prices, fires or other natural disasters.

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

As of September 24, 2009, we had consolidated debt, including lease finance obligations, of approximately $1.3 billion. As of September 24, 2009, the availability under our revolving credit facility for borrowing was approximately $142.0 million (approximately $37.0 million of which was available for issuance of letters of credit).

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

We are able to incur additional indebtedness. The terms of the indenture that governs our senior subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes (“convertible notes”), does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the amounts available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

 Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management's judgment in applying these factors. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business changes in operating strategy or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

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

 In the future, we may incur substantial expenditures for remediation of contamination that has not been discovered at existing or acquired locations. We cannot assure you that we have identified all environmental liabilities at all of our current and former locations; that material environmental conditions not known to us do not exist; that future laws, ordinances or regulations will not impose material environmental liability on us; or that a material environmental condition does not otherwise exist as to any one or more of our locations. In addition, failure to comply with any environmental laws, ordinances or regulations or an increase in regulations could adversely affect our business, financial condition and results of operations.

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

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business, financial condition and results of operations.  For example, the federal minimum wage increased from $6.55 per hour to $7.25 per hour effective July 24, 2009.  Further, the federal government has begun efforts to reform the health care system.  At this point, it is unclear what effect any reform may have on our business, but a reform that requires us to provide health care coverage to all employees could significantly increase our costs and adversely affect our business, financial condition and results of operations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase over 55% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on two principal suppliers for the majority of our gasoline. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

BP® and CITGO® supply approximately 66% of our gasoline purchases. The initial term of our contract with CITGO® expires August 31, 2010 and our contract with BP® expires September 30, 2012.  At this time, we cannot ensure that our contract with CITGO® will automatically renew, or that we will be able to renew our BP® contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO ® ’s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO ® to obtain crude oil in sufficient quantities would adversely affect its ability to provide gasoline to us and could have a material adverse effect on our business, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team.  At the end of fiscal 2009, Peter J. Sodini resigned as our President and Chief Executive Officer.  Our Board of Directors hired Terrance M. Marks as our new President and Chief Executive Officer. If, for any reason, Mr. Marks or any other of our senior executives do not continue to be active in the management of our business, financial condition and results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Pending litigation could adversely affect our financial condition, results of operations and cash flows.

We are party to various legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition and results of operations could be adversely affected.

Litigation and publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing gasoline, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us.  Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance.

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

The dangers inherent in the storage of gasoline could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

We store gasoline in storage tanks at our retail locations.  Our operations are subject to significant hazards and risks inherent in storing gasoline.  These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.  As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on information technology (IT) systems to manage numerous aspects of our business transactions and provide information to management.  Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently.  These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches and computer viruses.  Any serious disruption could cause our business and competitive position to suffer and adversely affect our operating results.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 4, 2009, there were 22,584,818 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

 Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of September 24, 2009, we own the real property at 396 of our stores and lease the real property at 1,277 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2009 for operating leases and leases accounted for as lease finance obligations was $74.2 million and $47.2 million, respectively. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2009-2010	21	—	21
2011-2015	53	—	53
2016-2020	86	4	90
2021-2025	135	11	146
2026-2030	109	28	137
2031-2035	248	10	258
2036-2040	23	53	76
2041-2045	174	27	201
2046-2050	31	20	51
2051-2055	17	227	244

Total	897	380	1,277

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

On December 3, 2008, we purchased a two story, 62,000 square foot office building in Cary, North Carolina.  This building, which houses approximately 200 employees, became our new corporate headquarters in July 2009. We also own a three story, 51,000 square foot corporate support building in Sanford, North Carolina and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina.  We believe that with our new headquarters we will continue to have adequate office space for the foreseeable future.

Item 3.    Legal Proceedings.

As previously reported, on July 17, 2004 Constance Barton, Kimberly Clark, Wesley Clark, Tracie Hunt, Eleanor Walters, Karen Meredith, Gilbert Breeden, LaCentia Thompson and Mathesia Peterson, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry, Inc. seeking class action status and asserting claims on behalf of our North Carolina present and former employees for unpaid wages under North Carolina Wage and Hour laws. The suit also sought an injunction against any unlawful practices, damages, liquidated damages, costs and attorneys’ fees. The suit originally was filed in the Superior Court for Forsyth County, State of North Carolina. On August 17, 2004, the case was removed to the United States District Court for the Middle District of North Carolina, and on July 18, 2005, plaintiffs filed an Amended Complaint asserting certain additional claims under the federal Fair Labor Standards Act on behalf of all our present and former store employees. While we deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on March 26, 2007, we reached a proposed settlement in principle with class counsel and the court granted final approval of the settlement on April 6, 2009. The deadline for appealing the court’s approval of the settlement expired on May 6, 2009, and no such appeal was filed. The settlement established a settlement fund of $1.0 million from which payments were made to settlement class members and class counsel. Additionally, the settlement provides for us to bear all costs of sending notices, processing and preparing payments and other administrative costs of the settlement. No other payments will be made to class members or class counsel. We incurred a one-time charge in the second quarter of fiscal 2007 of $1.25 million for the settlement and associated costs.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  Those motions remain pending.  Also pending are plaintiffs’ motions for class certification, which defendants have opposed.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

 We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations and could be adversely affected.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 22,523,114 shares of common stock issued and outstanding as of September 24, 2009. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	Fiscal 2009		Fiscal 2008
Quarter	High	Low	High	Low
First	$23.50	$13.31	$31.00	$23.99
Second	$22.00	$14.02	$31.05	$20.66
Third	$25.97	$16.01	$22.85	$8.81
Fourth	$18.43	$14.45	$22.61	$9.16

As of December 4, 2009, there were 26 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, repurchase our common stock, and finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions, and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our senior subordinated notes and our senior credit facility. See “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

 Item 6.    Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Part I.—Item 1. Business,” “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated. All fiscal years presented included 52 weeks.

	Fiscal Year Ended
	September 24, 2009		September 25, 2008	September 27, 2007		September 28, 2006		September 29, 2005
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,658.9		$1,636.7	$1,575.9		$1,385.7		$1,228.9
Gasoline revenue	4,731.2		7,358.9	5,335.2		4,576.0		3,200.3

Total revenues	6,390.1		8,995.6	6,911.1		5,961.7		4,429.2
Gross profit:(a)
Merchandise gross profit	587.1		595.1	586.0		517.9		449.2
Gasoline gross profit	313.6		263.0	224.7		281.2		213.9

Total gross profit	900.7		858.1	810.7		799.1		663.1

Store operating and general and administrative	620.9		612.0	597.3		521.1		450.3
Depreciation and amortization	109.6		108.3	95.9		76.0		64.3
Income from operations	170.2		137.7	117.5		202.0		148.5
Gain/(loss) on extinguishment of debt	7.2	(b)	—	(2.2)	(c)	(1.8)	(d)	—
Interest expense, net	84.2		87.6	72.2		54.7		54.3

Net income	59.1		31.8	26.7		89.2		57.8
Earnings per share:
Basic	$2.66		$1.43	$1.17		$3.95		$2.74
Diluted	$2.65		$1.43	$1.17		$3.88		$2.64
Weighted-average shares outstanding:
Basic	22,233		22,205	22,776		22,559		21,100
Diluted	22,346		22,236	22,911		22,987		21,930
Other Financial Data:
Adjusted EBITDA(e)	$233.0		$201.1	$178.1		$254.2		$189.4
EBITDA(e)	$280.2		$247.2	$214.0		$278.9		$213.9
Cash provided by (used in):
Operating activities	$169.4		$157.5	$140.6		$154.3		$133.6
Investing activities(f)	(166.0)		(115.5)	(528.7)		(219.3)		(166.2)
Financing activities	(50.7)		103.7	339.2		73.9		36.1
Gross capital expenditures	122.7		109.5	146.4		96.8		73.4
Store Operating Data:
Number of stores (end of period)	1,673		1,653	1,644		1,493		1,400
Average sales per store:
Merchandise revenue (in thousands)	$1,001.1		$991.3	$998.7		$954.3		$897.7
Gasoline gallons (in thousands)—Retail	1,268.6		1,288.8	1,306.4		1,230.1		1,114.3
Comparable store sales(g):
Merchandise sales (decrease) increase (%)	0.0%		(1.7%)	2.3%		4.9%		5.3%
Merchandise sales (decrease) increase (in thousands)	$327		$(25,209)	$29,443		$57,026		$53,218
Gasoline gallons (decrease) increase (%)	(3.3%)		(4.4%)	1.0%		3.1%		4.7%
Gasoline gallons (decrease) increase (in thousands)	(68,481)		(80,368)	16,115		43,218		53,928
Operating Data:
Merchandise gross margin	35.4%		36.4%	37.2%		37.4%		36.6%
Retail gasoline gallons sold (in millions)	2,078.0		2,103.4	2,032.8		1,757.8		1,496.5
Average retail gasoline price per gallon	$2.24		$3.40	$2.55		$2.58		$2.13
Average retail gasoline gross profit per gallon(h)	$0.150		$0.124	$0.109		$0.159		$0.143
Balance Sheet Data (end of period):
Cash and cash equivalents	$170.0		$217.2	$71.5		$120.4		$111.5
Working capital	158.2		183.8	33.9		98.2		69.8
Total assets	2,154.7		2,168.7	2,029.4		1,587.9		1,388.2
Total debt and lease finance obligations	1,257.3		1,311.5	1,208.2		848.4		758.5
Shareholders’ equity	456.2		389.9	353.8		337.0		251.9

(footnotes on following pages)

(a)	Gross profit does not include depreciation or allocation of store operating and general and administrative expenses.

(b)
During fiscal 2009, we recorded a gain on extinguishment of debt of $7.2 million related to the buyback of approximately $24.0 million in principal amount of our senior subordinated convertible notes and $3.0 million in principal amount of our senior subordinated notes. The gain was net of the write-off of $438 thousand of unamortized deferred financing costs.

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

(e)
We define EBITDA as net income before interest expense, net, gain/loss on extinguishment of debt, income taxes, depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning EBITDA and Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses EBITDA and Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

In accordance with GAAP, certain of our leases, including all of our sale-leaseback arrangements are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that have operating leases.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Adjusted EBITDA	$232,982	$201,093	$178,097	$254,151	$189,390
Payments made for lease finance obligations	47,175	46,137	35,889	24,719	24,471

EBITDA	280,157	247,230	213,986	278,870	213,861
Gain/(loss) on extinguishment of debt	7,163	—	(2,212)	(1,832)	—
Interest expense, net	(84,229)	(87,593)	(72,199)	(54,661)	(54,314)
Depreciation and amortization	(109,612)	(108,326)	(95,887)	(76,025)	(64,341)
Income tax expense	(34,368)	(19,528)	(16,956)	(57,154)	(37,396)

Net income	$59,111	$31,783	$26,732	$89,198	$57,810

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006	September 29, 2005
Adjusted EBITDA	$232,982	$201,093	$178,097	$254,151	$189,390
Payments made for lease finance obligations	47,175	46,137	35,889	24,719	24,471
EBITDA	280,157	247,230	213,986	278,870	213,861
Gain/(loss) on extinguishment of debt	7,163	—	(2,212)	(1,832)	—
Interest expense, net	(84,229)	(87,593)	(72,199)	(54,661)	(54,314)
Income tax expense	(34,368)	(19,528)	(16,956)	(57,154)	(37,396)
Stock-based compensation expense	6,367	3,321	3,657	2,812	—
Changes in operating assets and liabilities	(18,050)	(6,410)	6,335	(18,587)	(7,364)
Other	12,396	20,484	8,025	4,815	18,794
Net cash provided by operating activities	$169,436	$157,504	$140,636	$154,263	$133,581
Net cash used in investing activities	$(166,012)	$(115,513)	$(528,723)	$(219,285)	$(166,240)
Net cash (used in) provided by financing activities	$(50,732)	$103,694	$339,196	$73,944	$36,083

(f)	Investing activities include expenditures for acquisitions.

(g)
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

(h)
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The Pantry, Inc. MD&A is provided as a supplement to, and should be read in conjunction with “Part II.—Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.”

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Part I.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 8, 2009. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States with 1,673 stores in 11 states as of September 24, 2009. Our stores operate under a number of select banners, with 1,569 of our stores operating under either the Kangaroo Express ® or Kangaroo ® banners, which are our primary operating banners. We derive our revenue from the sale of merchandise, gasoline and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;

•	sophisticated management of our gasoline business;

•	leveraging our geographic economies of scale;

•	strong cash flow generation to reinvest in our business and drive earnings growth ;

•	leveraging infrastructure to drive profitability and growth;

•	continuing to focus on in store growth; and

•	selectively pursuing acquisitions and developing new stores.

Executive Summary

Fiscal 2009 was a challenging year for our customers, as unemployment rates increased, energy prices rose and inflation outpaced wage growth. In addition, tumultuous financial markets led to decreasing consumer confidence in the economy. The unfavorable economic environment led consumers to reduce discretionary spending and miles driven.  In an effort to adjust to these challenging economic conditions, we aggressively managed per store operating expenses and utilized the cash flow from a favorable gasoline margin environment in the first half of fiscal 2009 to buy back debt.

Our total revenues for fiscal 2009 decreased 29.0% from fiscal 2008 to $6.4 billion. This decline in revenue was primarily driven by lower retail gasoline prices which fell from an average of $3.40 a gallon in fiscal 2008 to an average of $2.24 a gallon in fiscal 2009. We experienced an extremely favorable energy market environment in the first quarter of fiscal 2009, which saw oil prices plummet from $107 a barrel to $34 a barrel in the second quarter of fiscal 2009. Despite a positive gasoline market to begin fiscal 2009, the unfavorable economic environment continued to negatively impact comparable store gasoline gallon volume. Comparable store merchandise revenue trended higher in the second half of fiscal 2009 and we finished the fiscal year with two straight quarters of positive comparable store growth in merchandise sales primarily driven by cigarette inflation. For the year ended September 24, 2009, we recorded net income of $59.1 million and diluted earnings per share of $2.65 compared to net income of $31.8 million and diluted earnings per share of $1.43 in fiscal 2008.

We were able to make progress in several areas, including the following:

•
We enhanced our liquidity position by buying back $24.0 million in principal amount of our convertible bonds and $3.0 million in principal amount of our senior subordinated notes at a discount, which generated a pre-tax gain of approximately $7.2 million.

•	We grew our store base through the acquisition of 41 stores and the construction of three new stores in our existing markets.

•	We continued our focus on store level expense controls that enabled us to reduce per store operating costs year over year.

•	We delivered a gasoline margin of 15.0 cents per gallon, significantly above the 12.4 cents per gallon in fiscal 2008.

On April 23, 2009 Peter J. Sodini, then Chairman and Chief Executive Officer, announced his retirement at the expiration of his contract on September 30, 2009.  On August 27, 2009 we announced that Terrance M. Marks would become President and Chief Executive Officer  effective September 25, 2009.  Mr. Marks previously served as Executive Vice President of Coca-Cola Enterprises, Inc. and President of Coca-Cola Enterprises, Inc. North America Corp.

Market and Industry Outlook

Our financial results are significantly affected by the cost of petroleum and the commodities market; however we believe our fiscal 2010 performance may be influenced by a number of additional trends. These market and industry trends include:

•
The convenience store industry continues to consolidate. Some convenience store companies have already affirmed that they will be active participants in the acquisition arena. Fifty percent or more of the convenience stores in our primary markets are single store operators providing opportunities for consolidation.

•
Many convenience store companies are concentrating on providing more offerings in base store food service. This trend includes providing fresh foods, quick service restaurants or some type of proprietary offering.

•
The wholesale cost of cigarettes is trending higher. Several tobacco companies have already raised their prices on most brands or are in the process of doing so. We also continue to be impacted by state cigarette excise tax increases instituted during fiscal 2009 and expect to continue to see increases in state cigarette excise taxes.

•	Oil and gasoline prices will in all probability remain volatile and unpredictable.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for fiscal 2009, fiscal 2008 and fiscal 2007, each of which contained 52 weeks (dollars in thousands, except per gallon data):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007
Selected financial data:
Merchandise gross profit[1]	$587,084	$595,137	$586,028
Merchandise margin	35.4%	36.4%	37.2%
Retail gasoline data:
Gallons (in millions)	2,078.0	2,103.4	2,032.8
Margin per gallon	$0.150	$0.124	$0.109
Retail price per gallon	$2.24	$3.40	$2.55
Total gasoline gross profit[1]	$313,658	$262,964	$224,696
Comparable store data:
Merchandise sales increase (decrease) (%)	0.0%	(1.7%)	2.3%
Merchandise sales increase (decrease)	$327	$(25,209)	$29,443
Gasoline gallons (decrease) increase (%)	(3.3%)	(4.4%)	1.0%
Gasoline gallons (decrease) increase (in thousands)	(68,481)	(80,368)	16,115
Number of stores:
End of period	1,673	1,653	1,644
Weighted-average store count	1,657	1,651	1,578

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fiscal 2009 Compared to Fiscal 2008

Merchandise Revenue and Gross Profit.    Merchandise revenue for fiscal 2009 increased $22.2 million, or 1.4%, from fiscal 2008. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2009 and the effect of a full year of revenue from 2008 acquisitions of $19.5 million. Revenue from stores constructed in fiscal 2009 and the effect of a full year of revenue from stores constructed in 2008 of $12.5 million also added to the increase in merchandise revenue.  Revenue from newly acquired and newly constructed stores and an increase in comparable store merchandise revenue of $327 thousand was partially offset by lost revenue from closed stores of approximately $10.4 million. Although the sluggish economy has decreased merchandise unit sales, the increase in comparable store merchandise revenue was primarily attributed to increased retail prices resulting from the recent increase in federal excise cigarette taxes and growth in food service sales. Merchandise revenue included service revenue of $55.6 million for fiscal 2009 compared to $56.9 million for fiscal 2008, a decrease of $1.3 million, or 2.2%.  This decline was primarily the result of decreased consumer discretionary spending which impacted carwash revenue and other service categories.

Merchandise gross profit for fiscal 2009 decreased $8.1 million, or 1.4%, from fiscal 2008. This decrease is primarily attributable to a 100 basis point decrease in merchandise gross margin to 35.4% for fiscal 2009 compared to 36.4% for fiscal 2008, partially offset by the increased merchandise revenue discussed above. The decrease in merchandise gross margin was primarily due to the impact of increased state and federal excise taxes in the cigarette category. We saw large increases in federal excise taxes to support the State Children’s Health Insurance Program (SCHIP) during the fiscal year. The federal excise tax on cigarettes increased $0.62 per pack on April 1, 2009. Additionally, Florida increased state excise taxes $1.00 per pack effective July 1, 2009 which impacted approximately 26% of our stores. While we attempted to pass on the increased cost to our customers, the tax increase resulted in lower unit volumes and reduced merchandise margins. We also began to experience, and expect to continue to see, increases in state cigarette excise taxes, as states look for additional revenue sources to cover their revenue shortfalls caused by the soft economy. Additionally, the weak economic conditions led to a continued sales mix shift away from some of our higher margin categories like grocery, packaged beverages and services toward lower margin categories like cigarettes and beer.  Our overall merchandise gross margin has recently been trending lower and we anticipate continued pressure on merchandise margins in fiscal 2010. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Gasoline Revenue, Gallons, and Gross Profit.    Gasoline revenue for fiscal 2009 decreased $2.6 billion, or 35.7%, from fiscal 2008. This decrease is primarily due to a decrease in gallons sold and a drop in the average retail gasoline price per gallon from $3.40 in fiscal 2008 to $2.24 for fiscal 2009. The decrease in our average retail price per gallon was primarily the result of falling oil prices, which went from a high of $107 a barrel to a low of $34 a barrel, in the second quarter of fiscal 2009. While oil prices trended higher the rest of our fiscal year, the average retail price per gasoline gallon in fiscal 2009 remained significantly lower than fiscal 2008. Retail gasoline gallons sold for fiscal 2009 decreased 25.4 million gallons, or 1.2%, from fiscal 2008. This decrease is primarily attributable to a 68.5 million gallon decrease in comparable store gasoline gallons sold and lost gasoline volume from closed stores of approximately 8.3 million gallons.  These declines were partially offset by 28.5 million gasoline gallons sold at stores acquired since the beginning of fiscal 2008 and 23.1 million gasoline gallons sold at newly-constructed stores since the beginning of fiscal 2008.  The decrease in comparable store gasoline gallons sold was primarily attributed to continued economic difficulty and decreased diesel demand. While comparable store non-diesel gallon volume trended higher throughout fiscal 2009, diesel gallon volume remained extremely soft as the faltering economy led to decreased truck traffic.

Gasoline gross profit for fiscal 2009 increased $50.7 million, or 19.3%, from fiscal 2008. This increase was primarily due to our retail gross profit per gallon rising from $0.124 in fiscal 2008 to $0.150 for fiscal 2009, partially offset by the decline in gallon volume discussed above. As a result of a continued global economic recession which impacted oil demand, we experienced a sharp decline in oil and gasoline prices in our first quarter of fiscal 2009, which favorably impacted our gasoline margins. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present gasoline gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on gasoline equipment. These fees and costs totaled $0.045 per gallon and $0.057 per gallon for fiscal 2009 and fiscal 2008, respectively. The decrease in these fees was primarily due to lower average retail gasoline prices.

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2009 increased $8.9 million, or 1.5%, from fiscal 2008. The increase in store operating expenses is primarily due to increased store count from acquisitions and new builds as well as increased store facilities expense associated with refurbishing many of our stores. Rent expenses increased due to a higher store count and we experienced higher utilities expenses as a result of rate increases. These expense increases were offset by increased focus on reducing store controllable expenses and our concentrated efforts on adjusting our labor needs to match decreases in store traffic and volumes. This focus led to favorable year over year variances in store salary and wage expense. The increase in general and administrative expenses is primarily due to increased bonus accruals, accelerated vesting of stock-based compensation and CEO transition costs.

Depreciation and Amortization.    Depreciation and amortization expenses for fiscal 2009 were generally consistent with fiscal 2008.  Depreciation and amortization expenses increased $1.3 million, or 1.2%, to $109.6 million in fiscal 2009 compared to $108.3 million in fiscal 2008.

Income from Operations.    Income from operations for fiscal 2009 increased $32.5 million, or 23.6%, from fiscal 2008. This increase is primarily due to the increase in gasoline gross profit of $50.7 million, offset by the decrease in merchandise gross profit of $8.1 million, the increase in store operating expenses and general and administrative of $8.9 million and the increase in depreciation of $1.3 million.

EBITDA and Adjusted EBITDA.    We define EBITDA as net income before interest expense, net, gain/loss on extinguishment of debt, income taxes, depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for fiscal 2009 increased $32.9 million, or 13.3%, from fiscal 2008. Adjusted EBITDA for fiscal 2009 increased $31.9 million, or 15.9%, from 2008. These increases are primarily due to the variances discussed above.

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

In accordance with GAAP, certain of our leases, including all our sale-leaseback arrangements are accounted for as lease finance obligations. As a result, payments made under these lease arrangements are accounted for as interest expense and a reduction of the principal amounts outstanding on our lease finance obligations. By including in Adjusted EBITDA the amounts we pay under our lease finance obligations, we are able to present such payments as operating costs instead of financing costs. We believe that this presentation helps investors better understand our operating performance relative to other companies that have operating leases.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008
Adjusted EBITDA	$232,982	$201,093
Payments made for lease finance obligations	47,175	46,137

EBITDA	280,157	247,230
Gain on extinguishment of debt	7,163	—
Interest expense, net	(84,229)	(87,593)
Depreciation and amortization	(109,612)	(108,326)
Income tax expense	(34,368)	(19,528)

Net income	$59,111	$31,783)

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008
Adjusted EBITDA	$232,982	$201,093
Payments made for lease finance obligations	47,175	46,137

EBITDA	280,157	247,230
Gain on extinguishment of debt	7,163	—
Interest expense, net	(84,229)	(87,593)
Income tax expense	(34,368)	(19,528)
Stock-based compensation expense	6,367	3,321
Changes in operating assets and liabilities	(18,050)	(6,410)
Other	12,396	20,484

Net cash provided by operating activities	$169,436	$157,504

Net cash used in investing activities	$(166,012)	$(115,513)

Net cash (used in ) provided by financing activities	$(50,732)	$103,694

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $7.2 million during fiscal 2009 represents a gain on the buyback of approximately $24.0 million in principal amount of our senior subordinated convertible notes (our “convertible notes”) and $3.0 million in principal amount of our senior subordinated notes. We recognized a gain of $6.9 million and $705 thousand related to the repurchase of our convertible notes and senior subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2009 decreased by $3.4 million, or 3.8%, from fiscal 2008. The decrease is primarily a result of declining interest rates and our lower average outstanding borrowings as a result of the repayment of approximately $27.2 million in principal amount of our senior credit facility and the purchase of $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our senior subordinated notes.

Income Tax Expense.   Our effective tax rate for fiscal 2009 was 36.8% compared to 38.1% for fiscal 2008. The decrease in our effective rate is primarily the result of certain federal and state tax credits.

Fiscal 2008 Compared to Fiscal 2007

Merchandise Revenue and Gross Profit.    Merchandise revenue for fiscal 2008 increased $60.8 million, or 3.9%, from fiscal 2007. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2008 and the effect of a full year of revenue from 2007 acquisitions of $79.0 million. Revenue from fiscal 2008 new builds and the effect of a full year of revenue from 2007 new builds of $14.2 million also added to the increase in merchandise revenue.  Revenue from newly acquired and newly constructed stores was partially offset by a decrease in comparable store merchandise revenue of $25.2 million and lost revenue from closed stores of approximately $5.1 million. The decrease in comparable store merchandise revenue was due primarily to weaker economic conditions, which adversely impacted customer traffic and consumer discretionary spending. Merchandise revenue included service revenue of $56.9 million for fiscal 2008 compared to $55.5 million for fiscal 2007, an increase of $1.4 million or 2.4%. The increase was primarily due to growth in the lottery, car wash and ATM revenues.

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

Gasoline gross profit for fiscal 2008 increased $38.3 million, or 17.0%, from fiscal 2007. This increase is primarily attributable to the 75.4 million gallon increase in the number of gasoline gallons sold discussed above and the increase in our retail gross profit per gallon from $0.109 in fiscal 2007 to $0.124 for fiscal 2008. A sudden decline in oil and gasoline prices in the fourth quarter of fiscal 2008 due to a global economic slowdown caused a rapid drop in demand for oil and gasoline, which favorably impacted our gasoline margins. The favorable impact of the drop in oil and gasoline prices in the fourth quarter was partially offset by the $9.9 million pre-tax mark-to-market loss on our fuel hedging positions. The losses on our fuel hedges reduced our retail gross profit by approximately $0.05 per gallon. Credit card processing fees and repairs and maintenance on gasoline equipment costs totaled $0.057 per gallon and $0.044 per gallon for fiscal 2008 and fiscal 2007, respectively. The increase in these fees was primarily due to higher retail gasoline prices and increased credit card usage by our customers

Store Operating and General and Administrative.    Store operating and general and administrative expenses for fiscal 2008 increased $14.7 million, or 2.5%, from fiscal 2007. This increase is primarily due to increased store count from acquisitions and new builds as well as per store increases in facility variable expenses.

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

 The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007
Adjusted EBITDA	$201,093	$178,097
Payments made for lease finance obligations	46,137	35,889

EBITDA	247,230	213,986
Loss on extinguishment of debt	—	(2,212)
Interest expense, net	(87,593)	(72,199)
Depreciation and amortization	(108,326)	(95,887)
Income tax expense	(19,528)	(16,956)

Net income	$31,783	$26,732

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 25, 2008	September 27, 2007
Adjusted EBITDA	$201,093	$178,097
Payments made for lease finance obligations	46,137	35,889

EBITDA	247,230	213,986
Loss on extinguishment of debt	—	(2,212)
Interest expense, net and loss on extinguishment of debt	(87,593)	(72,199)
Income tax expense	(19,528)	(16,956)
Stock-based compensation expense	3,321	3,657
Changes in operating assets and liabilities	(6,410)	6,335
Other	20,484	8,025

Net cash provided by operating activities	$157,504	$140,636

Net cash used in investing activities	$(115,513)	$(528,723)

Net cash provided by financing activities	$103,694	$339,196

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

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand will provide sufficient funds to finance our operations at least for the next 12 months. As of September 24, 2009, we had approximately $142.0 million in available borrowing capacity under our revolving credit facility, approximately $37.0 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

 We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations.  During fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes and approximately $3.0 million in principal amount of our senior subordinated notes on the open market.

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

Cash Flows from Operating Activities.     Net cash provided by operating activities for fiscal 2009 totaled $169.4 million, for fiscal 2008 totaled $157.5 million and for fiscal 2007 totaled $140.6 million. The increase in net cash provided by operating activities for fiscal 2009 from fiscal 2008 is primarily attributable to an increase in net income of $27.3 million, an increase in depreciation and amortization of $1.3 million, partially offset by a gain on extinguishment of debt of $7.2 million and other changes in working capital.  In addition, inventories decreased $10.8 million in fiscal 2009 compared with a $39.2 million increase in fiscal 2008.  The impact of these items was partially offset by accounts payable, which decreased $30.5 million in fiscal 2009 compared with a $21.0 million decrease in fiscal 2008, and changes in other operating assets and liabilities.

Cash Flows from Investing Activities.   Net cash used in investing activities was $166.0 million in fiscal 2009 compared to $115.5 million in fiscal 2008. The increase was primarily due to the increase in acquisitions.  During fiscal 2009, we purchased 41 stores and their related businesses in three separate transactions for approximately $48.8 million in aggregate purchase consideration. Market conditions and favorable opportunities will dictate our fiscal 2010 acquisition activity.

Capital expenditures (excluding all acquisitions) for fiscal 2009 were $122.7 million. Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease finance transactions, borrowings under our senior credit facility and asset dispositions and vendor reimbursements.

Our lease finance program includes the packaging of our owned or acquired convenience store real estate, both land and buildings, for sale to investors in return for their agreement to lease the property back to us under long-term leases. We retain ownership of all personal property. Our leases are at market rates with initial lease terms between 15 and 20 years plus several renewal option periods. The lease payment is based on market rates applied to the cost of each respective property. We received $1.4 million in proceeds from new lease finance transactions in fiscal 2009 and $12.2 million in fiscal 2008.

We anticipate that capital expenditures for fiscal 2010 will be approximately $100.0 million.

Cash Flows from Financing Activities.    For fiscal 2009, net cash used in financing activities was $50.7 million. The net cash used in financing activities is primarily the result of repayments of long-term debt of $46.6 million and repayments of lease finance obligations of $5.7 million offset by proceeds from lease finance obligations of $1.4 million. At September 24, 2009, our debt consisted primarily of $419.1 million in loans under our senior credit facility, $247.0 million of outstanding 7.75% senior subordinated notes, $465.0 million of outstanding lease finance obligations and $126.0 million of outstanding convertible notes.

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

The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or buying back certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility and up to $15.0 million of the revolving credit facility is available for swingline loans. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

As of September 24, 2009, we had no borrowings outstanding under the revolving credit facility and approximately $83.0 million of standby letters of credit had been issued. As of September 24, 2009, we had approximately $142.0 million in available borrowing capacity under the revolving credit facility (approximately $37.0 million of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than or equal to 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for each quarter during fiscal 2009, so the applicable margins on our term loans during fiscal 2009 were 0.25% for base rate term loans and 1.50% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for each quarter during fiscal 2009, but greater than 3.00 to 1.00, so the applicable margins on our borrowings under the revolving credit facility during fiscal 2009 were 0.25% for base rate revolving credit facility borrowings and 1.50% for LIBOR rate revolving credit facility borrowings.

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

As a result of our excess cash flow during fiscal 2008, we made a mandatory prepayment of approximately $22.8 million of outstanding amounts under our senior credit facility.  This prepayment reduced our outstanding borrowings under our term loan facility and reduced our interest expense for fiscal 2009 and improved our financial covenant ratios.

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

Senior Subordinated Notes.    We have outstanding $247.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year. Proceeds from the sale of the senior subordinated notes were used to redeem $200.0 million in outstanding 10.25% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million outstanding under our then-existing senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million, which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $6.6 million in costs associated with the new notes, which were deferred and will be amortized over the life of the new notes.

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

Shareholders’ Equity.    As of September 24, 2009, our shareholders’ equity totaled $456.2 million. The increase of $66.4 million in shareholders’ equity from September 25, 2008 is primarily attributable to fiscal 2009 net income of $59.1 million and an increase in additional paid-in capital of $10.5 million. The increase in additional paid in capital is primarily due to the exercise of stock options, stock-based compensation expense and tax benefits associated with the note hedge we entered into in connection with the issuance of our convertible notes. These increases in shareholders’ equity were partially offset by an increase in accumulated other comprehensive deficit of $3.2 million.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 24, 2009:

Contractual Obligations
(Dollars in thousands)

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Long-term debt (1)	$4,317	$4,321	$4,325	$130,294	$649,000	—	$792,257
Interest (2)	35,447	33,453	30,378	26,759	10,722	—	136,759
Lease finance obligations (3)	48,919	48,915	48,662	48,535	47,906	352,208	595,145
Operating leases (4)	75,836	70,925	65,781	57,986	45,138	196,685	512,351
Purchase obligations (5)	11,637	11,754	11,872	—	—	—	35,263

Total contractual obligations (6)	$176,156	$169,368	$161,018	$263,574	$752,766	$548,893	$2,071,775

(1)
Included in long-term debt are principal amounts owed on our senior subordinated notes, convertible notes and senior credit facility. These borrowings are further explained above under “—Liquidity and Capital Resources” and in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)
Included in interest are expected payments on our senior subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on our senior credit facility and swap agreements is based on the LIBOR associated with our senior credit facility, which last reset on August 28, 2009. See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

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

(5)
Our contract with BP® requires us to purchase a minimum volume of gasoline gallons. In any period in which we fail to meet the minimum volume requirement as set forth in the agreement, we are required to pay an amount equal to two cents per gallon times the difference between the actual gallon volume of BP ® branded product purchased and the minimum volume requirement for the given period. The amounts presented represent the minimum volume requirements per the contract times two cents per gallon.  Based on current forecasts we anticipate any shortfall to the minimum volume requirement to be immaterial in fiscal 2010.

(6)
Excluded from the contractual obligations table are $21.6 million in long-term environmental reserves and $23.2 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the  contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these reserves. Our environmental reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and our long-term tank removal reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 24, 2009 (amounts in thousands):

	Fiscal 2010	Total
Standby letters of credit	$83,024	$83,024

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively.  As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively.  These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 268 and 256 known contaminated sites as of September 24, 2009 and September 25, 2008, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.1 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $2.6 million for remediation, tank removal and litigation. Also, as of September 24, 2009 and September 25, 2008, there were an additional 513 and 518 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.8% to determine the reserve.

Florida environmental regulations require all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009. In order to comply with these Florida regulations, we will be required to upgrade, replace or remove underground storage tanks at approximately 27 locations by December 31, 2009. We anticipate that these upgrades, replacements or removals will require capital expenditures of approximately $2.9 million. The ultimate number of locations and costs incurred will depend on several factors including future store closures, changes in the number of locations upgraded or replaced and changes in the costs to upgrade or replace the underground storage tanks.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase the majority of the cigarettes we sell from McLane. The agreement with McLane continues through December 31, 2014 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 55% of our total merchandise purchases in fiscal 2009.

Gasoline Supply Agreements.    We have historically purchased our branded gasoline and diesel fuel under supply agreements with major oil companies, including BP ® , CITGO ® , Chevron ® , ExxonMobil ® and Motiva Enterprises (a Shell® joint venture).The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. These supply agreements have expiration dates ranging from 2010 to 2013 and contain provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets used by us to sell their gasoline.

 The Branded Jobber Contract between us and BP® dated as of February 1, 2003, as subsequently amended, sets forth certain minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP ®  branded product purchased and the minimum volume requirement. We did not meet the requirement for the one year period ending September 30, 2009. While the amount owed to BP ® is still being negotiated, the final amount, if any, we will be required to reimburse BP ®    is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2010 is approximately 582 million gallons of BP ® branded product.  Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2010.

We have a gasoline supply agreement with CITGO® the initial term of which expires in 2010. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through 2010. Currently, BP ® supplies approximately 27% of our total gasoline volume, which is sold under the BP ® /Amoco ® brand, and CITGO ® supplies approximately 40% of our total gasoline volume. CITGO ® supplies both our private brand gasoline, which is sold under our own Kangaroo® and other brands, and CITGO® branded gasoline. Most of the remaining locations, primarily in Florida, are branded by Chevron ®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our gasoline gallon growth and gasoline gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. With the exception of our commitment to BP ®as mentioned above, we have met these purchase levels and expect to continue to do so at least through fiscal 2010.

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

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2009, fiscal 2008 and fiscal 2007. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, gasoline gallons and dollars are in thousands, except per share and per gallon data.

	Fiscal 2009				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,632,481	$1,313,637	$1,628,059	$1,815,954	$1,978,301	$2,036,979	$2,466,243	$2,514,103
Merchandise revenue	390,116	389,397	431,144	448,269	395,380	380,276	429,193	431,862
Gasoline revenue	1,242,365	924,240	1,196,915	1,367,685	1,582,921	1,656,703	2,037,050	2,082,241
Merchandise gross profit (1)	138,681	144,812	151,062	152,529	146,363	142,498	156,616	149,660
Total gasoline gross profit (1)	130,141	55,439	50,048	78,030	56,157	46,939	57,523	102,345
Income from operations	84,848	23,424	20,532	41,440	26,766	13,037	38,561	59,376
Net income (loss)	39,438	6,338	43	13,292	3,249	(5,079)	10,668	22,945
Net income (loss) per share - basic	1.78	0.29	0.00	0.60	0.15	(0.23)	0.48	1.03
Net income (loss) per share - diluted	1.77	0.28	0.00	0.60	0.15	(0.23)	0.48	1.03
Income from operations as a percentage of full year	49.8%	13.8%	12.1%	24.3%	19.4%	9.5%	28.0%	43.1%
Comparable store merchandise sales increase (decrease) (%)	(3.0%)	1.3%	0.2%	1.6%	0.8%	(3.4%)	(2.5%)	(2.5%)
Comparable store merchandise sales increase (decrease)	$(11,671)	$4,718	$888	$7,050	$2,599	$(11,965)	$(9,856)	$(10,827)
Comparable store gasoline gallons increase (decrease) (%)	(7.2%)	(6.4%)	(0.5%)	1.4%	(2.8%)	(3.4%)	(5.2%)	(6.8%)
Comparable store gasoline gallons increase (decrease)	(37,857)	(33,041)	(2,441)	7,286	(12,843)	(15,718)	(25,960)	(37,666)
Retail gasoline gross profit per gallon	0.258	0.112	0.093	0.140	0.106	0.090	0.107	0.193
Retail gasoline gallons	499,673	492,245	533,978	552,139	526,183	517,421	532,195	527,643

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Inflation

Wholesale gasoline fuel prices were volatile during fiscal 2009, fiscal 2008 and fiscal 2007, and we expect that they will remain volatile into the foreseeable future. During fiscal 2009, wholesale crude oil prices hit a high of approximately $107 per barrel in September 2008 and a low of approximately $34 per barrel in December 2008. During fiscal 2008, wholesale crude oil prices hit a high of approximately $146 per barrel in July 2008 and a low of approximately $78 per barrel in October 2007. During fiscal 2007, wholesale crude oil prices hit a high of approximately $84 per barrel in September 2007 and a low of approximately $50 per barrel in January 2007.

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

General CPI, excluding energy, increased 1.2% during fiscal 2009, 3.0% during fiscal 2008 and 2.5% during fiscal 2007. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the "ASC") 820 (formerly, Statement 157).  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  Entities may also elect to early adopt the ASU if financial statements have not been issued.

In June 2009, the FASB approved the ASC.  The ASC became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than guidance issued by the Securities and Exchange Commission (“SEC”), and supersedes all existing standards and pronouncements by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  The ASC became effective for interim and annual financial periods ending after September 15, 2009 and did not have an impact on our financial statements.

In May 2009, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events which was primarily codified into Topic 855  “Subsequent Events” in the ASC.  This guidance was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for us for the quarter ended June 25, 2009. We have included all disclosures as required.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which was primarily codified into Topic 825 “Financial Instruments” in the ASC.  This guidance requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and was effective for us for the quarter ended June 25, 2009. The adoption of this position did not have a material impact on our financial statements.

 In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which was primarily codified into Topic 820 “Fair Value Measurements and Disclosures” in the ASC.  This guidance clarifies the application of fair value measurements by providing additional direction for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased.  In addition, the guidance includes assistance on identifying circumstances that indicate a transaction is not orderly.  This guidance was effective for us for the quarter ended June 25, 2009 and the adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) which was primarily codified into Topic 320 “Investments – Debt and Equity Securities” in the ASC.  This guidance amends previous guidance on other-than-temporary impairments of debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance was effective for us for the quarter ended June 25, 2009 and the adoption of this position did not have a material impact on our financial statements.

In October 2008, the FASB FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”) which was primarily codified into Topic 820 in the ASC.  This guidance clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This guidance was effective for us for the quarter ended December 25, 2008 and the adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance will be effective for us beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance will require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented.  Early adoption is not permitted.  The provisions of this guidance will apply to our senior subordinated convertible notes (our “convertible notes”).  This guidance will not impact our actual past or future cash flows.  We expect the impact to pre-tax non-cash interest expense for each of fiscal 2009 and 2008 to be an increase of approximately $5.0 million, assuming no additional repurchases of outstanding debt. We expect the impact to pre-tax gain on extinguishment of debt for fiscal 2009 to be a decrease of approximately $4.0 million.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 which was primarily codified into Topic 815 in the ASC.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities.  This guidance amends and expands the disclosure requirements of Topic 815, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This guidance is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods.  We have included all disclosures required by this guidance.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delays the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt this new fair value measurement and disclosure guidance in our 2010 fiscal year beginning on September 25, 2009, but we do not expect the provisions of this guidance to have a material impact on our financial statements.  Our adoption of this guidance in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010.   A significant impact of this standard will be to treat third party costs associated with acquisitions as a period expense.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 which was primarily codified into Topic 825 in the ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this guidance on September 26, 2008, and the adoption of did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which was primarily codified into Topic 820 in the ASC. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of this guidance in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

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

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. We have recorded accrued liabilities based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.  A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2009 by approximately $3.1 million.

Long-Lived Assets and Closed Stores.    Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with guidance for accounting for the impairment or disposal of long-lived assets. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges.  To date, management does not believe that there have been any material changes in the assumptions used in the preparation of our financial statements that would materially affect the valuations of these long-lived assets and there is limited risk of a material impact on our financial statements related to changes in our estimates of fair market value.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income.  For example, a 10% change in management’s assumptions regarding the amount of sublease income would not have a material impact on our financial statements.  Similarly, a 1% change in the discount rate would not have a material impact on our fiscal 2009 financial statements.

Asset Retirement Obligations.    We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with guidance for accounting for asset and retirement obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained.  For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would increase our asset retirement obligation by approximately $2.4 million as of September 24, 2009.  There were no material changes in our asset retirement obligation estimates during fiscal 2009.  See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

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

Environmental Liabilities and Related Receivables.    Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Deductibles and remediation costs not covered by state trust fund programs and third-party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate.  A 1.0% change in the discount rate would not have a material impact on our fiscal 2009 financial statements.  There were no material changes in our environmental estimates during fiscal 2009.

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

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 24, 2009, including applicable interest rates, are discussed above in “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

As of September 24, 2009 and September 25, 2008, we had fixed-rate debt outstanding of $373.2 million and $400.0 million, respectively, and we had variable-rate debt outstanding of $419.1 million and $446.5 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 24, 2009. Fair values have been determined based on quoted market prices as of September 24, 2009.

Expected Maturity Date
as of September 24, 2009
(Dollars in thousands)

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$48	$52	$56	$126,025	$247,000	—	$373,181	$335,092
Weighted-average interest rate	6.15%	6.15%	6.15%	7.47%	7.75%		6.48%
Long-term debt (variable rate)	$4,269	$4,269	$4,269	$4,269	$402,000	—	$419,076	$394,979
Weighted-average interest rate	3.01%	2.56%	1.83%	1.77%	1.77%		2.24%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 24, 2009, the interest rate on approximately 84.9% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 79.2% at September 25, 2008. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 24, 2009 would be to change interest expense by approximately $1.2 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	September 24, 2009	September 25, 2008
Notional principal amount	$300,000	$270,000
Weighted-average fixed pay rate	3.65%	4.16%
Weighted-average variable receive rate	0.31%	2.37%
Weighted-average years to maturity	1.03	1.13

As of September 24, 2009, the fair value of our swap agreements represented a net liability of $6.6 million.

 Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 24, 2009 and September 25, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 24, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2009 and September 25, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 24, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 24, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 8, 2009

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 24, 2009	September 25, 2008
ASSETS
Current assets:
Cash and cash equivalents	$169,880	$217,188
Receivables (net of allowance for doubtful accounts of $83 at September 24, 2009 and $2,679 at September 25, 2008)	92,494	109,050
Inventories	124,524	132,248
Prepaid expenses and other current assets	18,142	12,706
Deferred income taxes	14,959	14,845

Total current assets	419,999	486,037

Property and equipment, net	1,028,982	990,916

Other assets:
Goodwill	634,703	627,653
Other intangible assets	29,887	32,564
Other noncurrent assets	41,080	31,560

Total other assets	705,670	691,777

Total assets	$2,154,651	$2,168,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,317	$27,385
Current maturities of lease finance obligations	6,536	5,322
Accounts payable	140,730	171,216
Accrued compensation and related taxes	22,804	20,217
Other accrued taxes	25,164	27,226
Self-insurance reserves	30,904	33,775
Other accrued liabilities	31,386	39,936

Total current liabilities	261,841	325,077

Other liabilities:
Long-term debt	787,940	819,115
Lease finance obligations	458,509	459,711
Deferred income taxes	102,311	90,708
Deferred vendor rebates	17,392	20,875
Other noncurrent liabilities	70,415	63,385

Total other liabilities	1,436,567	1,453,794

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,523,114 and 22,209,615 issued and outstanding at September 24, 2009 and September 25, 2008, respectively	225	222
Additional paid-in capital	180,327	169,851
Accumulated other comprehensive deficit, net of deferred income taxes of $2,555 at September 24, 2009 and $517 at September 25, 2008	(4,025)	(819)
Retained earnings	279,716	220,605

Total shareholders’ equity	456,243	389,859

Total liabilities and shareholders’ equity	$2,154,651	$2,168,730

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	September 24, 2009	September 25, 2008	September 27, 2007
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Merchandise	$1,658,926	$1,636,711	$1,575,922
Gasoline	4,731,205	7,358,915	5,335,241

Total revenues	6,390,131	8,995,626	6,911,163

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,071,842	1,041,574	989,894
Gasoline cost of goods sold (exclusive of items shown separately below)	4,417,547	7,095,951	5,110,545
Store operating	517,949	516,782	499,613
General and administrative	102,937	95,253	97,707
Depreciation and amortization	109,612	108,326	95,887

Total costs and operating expenses	6,219,887	8,857,886	6,793,646

Income from operations	170,244	137,740	117,517

Other income (expense):
Gain (loss) on extinguishment of debt	7,163	—	(2,212)
Interest expense, net	(84,229)	(87,593)	(72,199)
Miscellaneous	301	1,164	582

Total other expense	(76,765)	(86,429)	(73,829)

Income before income taxes	93,479	51,311	43,688
Income tax expense	(34,368)	(19,528)	(16,956)

Net income	$59,111	$31,783	$26,732

Earnings per share:
Basic	$2.66	$1.43	$1.17

Diluted	$2.65	$1.43	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings	Total
	Shares	Par Value
Balance, September 28, 2006	22,687	$227	$172,940	$1,194	$162,646	$337,007

Comprehensive income, net of tax:
Net income	—	—	—	—	26,732	26,732
Unrealized losses on qualifying cash flow hedges	—	—	—	(892)	—	(892)

Comprehensive income (loss)				(892)	26,732	25,840
Stock-based compensation expense	—	—	3,657	—	—	3,657
Repurchase of common stock	(693)	(7)	(21,715)			(21,722)
Exercise of stock options	200	2	5,109	—	—	5,111
Excess income tax benefits from stock-based compensation arrangements, net	—	—	1,933	—	—	1,933
Income tax benefit of note hedge	—	—	2,002	—	—	2,002
	—	—	2,002	—	—	2,002
Balance, September 27, 2007	22,194	$222	$163,926	$302	$189,378	$353,828

Comprehensive income, net of tax:
Net income	—	—	—	—	31,783	31,783
Unrealized losses on qualifying cash flow hedges	—	—	—	(1,121)	—	(1,121)

Comprehensive income (loss)				(1,121)	31,783	30,662
Stock-based compensation expense	—	—	3,321	—	—	3,321
Exercise of stock options	16	—	417	—	—	417
Excess income tax benefits from stock-based compensation arrangements, net	—	—	7	—	—	7
Income tax benefit of note hedge	—	—	2,180	—	—	2,180
Cumulative effect from guidance for accounting for income taxes	—	—	—	—	(556)	(556)
			—
Balance, September 25, 2008	22,210	$222	$169,851	$(819)	$220,605	$389,859

Comprehensive income, net of tax:
Net income	—	—	—	—	59,111	59,111
Unrealized losses on qualifying cash flow hedges	—	—	—	(3,206)	—	(3,206)
Comprehensive income (loss)				(3,206)	59,111	55,905
Stock-based compensation expense	—	—	6,367	—	—	6,367
Exercise of stock options and restricted stock issuance	313	3	293	—	—	296
Excess income tax benefits from stock-based compensation arrangements, net	—	—	28	—	—	28
Income tax benefit of note hedge	—	—	3,788	—	—	3,788
Balance, September 24, 2009	22,523	$225	$180,327	$(4,025)	$279,716	$456,243

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007
	(52 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,111	$31,783	$26,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,612	108,326	95,887
Provision (benefit) for deferred income taxes	13,527	12,502	(606)
(Gain) loss on extinguishment of debt	(7,163)	—	2,212
Stock-based compensation expense	6,367	3,321	3,657
Other	6,032	7,982	6,419
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	16,453	(25,023)	(23,857)
Inventories	10,822	39,241	(15,430)
Prepaid expenses and other current assets	(4,933)	354	4,351
Other noncurrent assets	(1,424)	423	(592)
Accounts payable	(30,486)	(21,012)	48,876
Other current liabilities and accrued expenses	(3,857)	6,500	(2,895)
Other noncurrent liabilities	(4,625)	(6,893)	(4,118)

Net cash provided by operating activities	169,436	157,504	140,636

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(122,656)	(109,496)	(146,390)
Proceeds from sales of property and equipment	5,309	7,456	6,028
Insurance recoveries	103	1,223	7,448
Acquisitions of businesses, net of cash acquired	(48,768)	(14,696)	(395,809)

Net cash used in investing activities	(166,012)	(115,513)	(528,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(46,643)	(3,790)	(304,013)
Proceeds from issuance of long-term debt	—	100,000	450,000
Repayments of revolving credit facility	—	(35,000)	(25,000)
Borrowings under revolving credit facility	—	35,000	25,000
Repayments of lease finance obligations	(5,706)	(4,784)	(4,023)
Proceeds from lease finance obligations	1,350	12,200	215,266
Proceeds from exercise of stock options	296	417	5,111
Excess income tax benefits from stock-based compensation arrangements	79	7	1,933
Repurchase of common stock	—	—	(21,722)
Other financing costs	(108)	(356)	(3,356)

Net cash (used in) provided by financing activities	(50,732)	103,694	339,196

Net (decrease) increase in cash	(47,308)	145,685	(48,891)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	217,188	71,503	120,394

CASH AND CASH EQUIVALENTS, END OF YEAR	$169,880	$217,188	$71,503

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
(Dollars in thousands)

	Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007
Cash paid during the year:
Interest	$85,214	$88,113	$72,598

Income taxes	$30,168	$4,329	$17,284

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$4,039	—	$3,981

Accrued purchases of property and equipment	$722	$7,480	$10,630

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 24, 2009, we operated 1,673 convenience stores in Florida (440), North Carolina (384), South Carolina (284), Georgia (132), Tennessee (104), Mississippi (100), Alabama (114), Virginia (50), Kentucky (29), Louisiana (27) and Indiana (9).

Accounting Period

We operate on a 52 - 53 week fiscal year ending on the last Thursday in September. Fiscal 2009, 2008 and 2007 each included 52 weeks.

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

Segment Reporting, Goodwill and Other Intangibles

Our chief operating decision maker regularly reviews our operating results on a consolidated basis, and therefore we have concluded that we have one operating and reporting segment under disclosure of segment guidance and one reporting unit under goodwill and other intangible assets guidance.

The provisions of guidance for goodwill and other intangible assets require allocating goodwill to reporting units and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the enterprise carrying value exceeds the estimated fair market value we would have to perform additional valuations to determine if any goodwill impairment exists. Any impairment recognized would be recorded as a component of operating expenses. See Note 5—Goodwill and Other Intangible Assets.

We account for goodwill and other intangible assets acquired through business combinations in accordance with guidance for business combinations, guidance for goodwill and other intangible assets. Guidance for business combinations clarifies the criteria for recognizing other intangible assets separately from goodwill in a business combination. Goodwill and other intangible assets that have indefinite lives are not amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not determined to have an indefinite life are amortized over their useful lives and assessed for impairment under the provisions of guidance for the impairment or disposal of long-lived assets.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property Held for Sale

Property is classified as other current assets when management’s intent is to sell such property in the ensuing 12 months and the criteria under guidance for accounting for the impairment or disposal of long-lived assets are met. The asset is then recorded at the lower of cost or estimated fair value less cost to sell. These assets primarily consist of land and buildings.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets.

Estimated useful lives are as follows:

Buildings	20 to 33 1/2 years
Equipment, furniture and fixtures	3 to 30 years

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with guidance on accounting for leases, are recorded at the lesser of fair value or the discounted present value of future lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally five to 20); whichever is less, using the straight-line method.

Long-Lived Assets

Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with guidance on accounting for the impairment or disposal of long-lived assets. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations.  Similar changes may occur in the future that will require us to record impairment charges. We recorded losses of approximately $1.2 million, $3.2 million and $1.5 million for asset impairments for certain real estate, leasehold improvements and store and gasoline equipment at certain stores for fiscal 2009, 2008 and 2007, respectively. We record losses on asset impairments as a component of general and administrative expenses.  To date, management does not believe that there have been any material changes in the assumptions used in the preparation of our financial statements that would materially affect the valuations of these long-lived assets and there is limited risk of a material impact on our financial statements related to changes in our estimates of fair market value.

Lease Accounting

Leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations. For all sale-leaseback transactions entered into through September 24, 2009, we retained ownership of the underground storage tanks, which represents a form of continuing involvement as defined in this guidance, and as such, we account for these transactions as financing leases.

Revenue Recognition

 Revenues from our two primary product categories, gasoline and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of reporting revenue gross as a principal versus net

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as an agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

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

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management expenses, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses.

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

•
Volume rebates in the form of a reduction of the purchase price of merchandise are recorded as a reduction to cost of goods sold when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable, as a reduction in the cost of goods sold in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

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

The aggregate amounts recorded as a reduction of cost of goods sold were $149.3 million, $142.2 million and $141.3 million for fiscal 2009, 2008 and 2007, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•
Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.  There were no material changes in our environmental estimates during fiscal 2010.

•
Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third-party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis. A 1% change in the discount rate would not have a material impact on our fiscal 2009 financial statements.

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

Excise and Other Taxes

We collect and remit federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise and other taxes of approximately $918.1 million, $907.0 million and $896.1 million for fiscal 2009, 2008 and 2007, respectively.

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. For each of our self-insured risks we maintain excess loss coverage ranging from $200.0 thousand to $500.0 thousand per occurrence.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $3.6 million for fiscal 2009 and 2008 and $4.0 million for fiscal 2007.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under ASC 820 (formerly, Statement 157).  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.  Entities may also elect to early adopt the ASU if financial statements have not been issued.

In June 2009, the FASB approved the ASC.  The ASC will become the single source of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (“SEC”), and will supersede all existing standards and pronouncements by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  The ASC became effective for interim and annual financial periods ending after September 15, 2009 and did not have an impact on our financial statements.

In May 2009, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  This guidance was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance was effective for us for the quarter ended June 25, 2009. We have included all disclosures as required.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which was primarily codified into Topic 825 “Financial Instruments” in the ASC.  This guidance requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended June 25, 2009 and the adoption of this position did not have a material impact on our financial statements.

 In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which was primarily codified into Topic 820 “Fair Value Measurements and Disclosures” in the ASC.  This guidance clarifies the application of fair value measurements by providing additional direction for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased.  In addition, the guidance includes assistance on identifying circumstances that indicate a transaction is not orderly.  This guidance was effective for us for the quarter ended June 25, 2009 and the adoption of this position did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) which was primarily codified into Topic 320 “Investments – Debt and Equity Securities” in the ASC.  This guidance amends previous guidance on other-than-temporary impairments of debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance was effective for us for the quarter ended June 25, 2009 and the adoption of this position did not have a material impact on our financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”) which was primarily codified into Topic 820 in the ASC.  This guidance clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This guidance was effective for us for the quarter ended December 25, 2008 and the adoption of this position did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance will be effective for us beginning in fiscal 2010. The measurement provisions for this standard will apply only to intangible assets acquired after the effective date.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance will require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and will be applied retrospectively to all periods presented.  Early adoption is not permitted.  The provisions of this guidance will apply to our senior subordinated convertible notes (our “convertible notes”).  This guidance will not impact our actual past or future cash flows.  We expect the impact to pre-tax non-cash interest expense for each of fiscal 2009 and 2008 to be an increase of approximately $5.0 million. We expect the impact to pre-tax gain on extinguishment of debt for fiscal 2009 to be a decrease of approximately $4.0 million.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 which was primarily codified into Topic 815 in the ASC.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities.  This guidance amends and expands the disclosure requirements of Topic 815, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This guidance is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods.  We have included all disclosures required by this guidance.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delays the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt this new fair value measurement and disclosure guidance in our 2010 fiscal year beginning on September 25, 2009, but we do not expect the provisions of this guidance to have a material impact on our financial statements.  Our adoption of this guidance in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010.   A significant impact of this standard will be to treat third party costs associated with acquisitions as a period expense.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 which was primarily codified into Topic 825 in the ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted this guidance on September 26, 2008, and the adoption of did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which was primarily codified into Topic 820 in the ASC. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of this guidance in the first quarter of fiscal 2009 was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

Subsequent Events

Events that have occurred subsequent to September 24, 2009 have been evaluated through December 8, 2009, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. Finally, while we strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment, we do not adhere to any strict requirements with respect to time to accretion or rate of return when identifying potential acquisitions.

Fiscal 2009 Acquisitions

During fiscal 2009, we purchased 41 stores in three separate transactions for approximately $48.8 million in aggregate purchase consideration. The fiscal 2009 acquisitions were funded from available cash on hand.

Following are the aggregate purchase price allocations for the 41 stores acquired during fiscal 2009. Certain allocations are preliminary estimates based on available information and certain assumptions management believes to be reasonable. These values are subject to change until certain valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our financial statements. The allocations were based on fair values at the dates of acquisition (amounts in thousands):

Assets Acquired:
Inventories	$3,099
Property and equipment, net	40,349

Total assets	43,448
Liabilities Assumed:
Deferred vendor rebates	1,400
Other noncurrent liabilities	464

Total liabilities	1,864

Net tangible assets acquired, net of cash	41,584
Non-compete agreements	135
Goodwill	7,039

Total consideration paid, including direct acquisition costs, net of cash acquired	$48,758

We expect that goodwill associated with these transactions totaling $7.0 million will be deductible for income tax purposes over 15 years.

 Fiscal 2008 Acquisitions

During fiscal 2008, we purchased 20 stores in three separate transactions for approximately $14.6 million in aggregate purchase consideration. The fiscal 2008 acquisitions were funded from available cash on hand.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the aggregate purchase price allocations for the 20 stores acquired during fiscal 2008. The allocations were based on fair values at the dates of acquisition (amounts in thousands):

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if all of the fiscal 2009 and fiscal 2008 transactions had occurred at the beginning of fiscal 2008 (amounts in thousands, except per share data):

	2009	2008
Total revenues	$6,550,604	$9,274,222
Net income	$62,406	$37,202
Earnings per share:
Basic	$2.81	$1.68
Diluted	$2.79	$1.67

NOTE 3—INVENTORIES

At September 24, 2009 and September 25, 2008, inventories consisted of the following (amounts in thousands):

	2009	2008
Inventories at FIFO cost:
Merchandise	$108,004	$107,338
Less adjustment to LIFO cost	(36,304)	(29,877)

Merchandise inventory at LIFO cost	71,700	77,461
Gasoline	52,824	54,787

Total Inventories	$124,524	$132,248

We did not have any LIFO inventory liquidations during fiscal 2009, 2008 or 2007.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY AND EQUIPMENT

At September 24, 2009 and September 25, 2008, property and equipment consisted of the following (amounts in thousands):

	2009	2008
Land	$342,520	$317,631
Buildings	379,994	345,005
Equipment, furniture and fixtures	758,905	722,765
Leasehold improvements	192,252	180,130
Construction in progress	36,465	28,149

	1,710,136	1,593,680
Less—accumulated depreciation and amortization	(681,154)	(602,764)

Property and equipment, net	$1,028,982	$990,916

Depreciation expense was $106.7 million, $105.8 million and $93.4 million for fiscal 2009, 2008 and 2007, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

We conduct our annual impairment assessment of goodwill in the second quarter of each fiscal year. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise.  An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  We conduct our annual assessment of indefinite-lived intangibles in the fourth quarter of each fiscal year.  Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Management monitors events or changes in circumstances in between annual testing dates to determine if these events or changes in circumstances are an impairment indicator.  Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

During the third quarter of fiscal 2008, based principally upon a decline in our market capitalization to less than our book value in conjunction with unpredictability around the future of escalating oil prices, uncertainty around our fuel hedging activities and potential debt covenant compliance concerns, we determined that there was sufficient indication to require an additional impairment evaluation in between our annual testing dates.  In determining the fair value of the reporting unit, including the use of a reasonable control premium, during the third quarter of fiscal 2008, the Company used a combination of methods, including market price multiples and comparable transactions of companies involved in the same or similar lines of business, as well as discounted cash flow analysis.  The computations require management to make significant estimates and assumptions.  Critical estimates and assumptions that are used as part of these evaluations include among other things selection of comparable publicly traded companies; selection of comparable acquisition and capital raising transactions; the discount rate applied to future earnings; and market growth and new business assumptions.  We completed this additional evaluation in the fourth quarter of fiscal 2008 and determined that the fair value of the reporting unit exceeded book value and no portion of our goodwill balance was impaired.

In accordance with our policy, we conducted our annual impairment assessment of goodwill in the second quarter of fiscal 2009.  We determined that the fair value of the reporting unit exceeded book value and therefore a measurement of impairment was not necessary.  Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value.  We evaluated this change in circumstance to determine if an impairment indicator had occurred in between our annual testing dates.  We applied a reasonable control premium in determining the significance of the decline in our market capitalization. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control.  We believe that the excess of our book value over our market capitalization was not greater than a reasonable control premium for a sustained period of time in fiscal year 2009.  Furthermore, we are unaware of any specific events or changes in circumstances precipitating the decline in market capitalization that would represent an indicator of impairment.  In contrast, the decline in market capitalization that occurred during the third quarter of fiscal year 2008 was more significant and coincided with unpredictability around the future of escalating oil prices, uncertainty around our fuel hedging activities (leading to an after tax loss on our initial positions of approximately $6.1 million during fiscal 2008) and potential debt covenant compliance concerns.  Based on the above factors no additional impairment test was performed subsequent to our annual testing date in fiscal year 2009.  No impairment charges related to goodwill were recognized in fiscal 2009, 2008 or 2007.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 In the third quarter of fiscal 2009, we made certain changes in our private label milk business and management determined that the useful life of the related tradename was no longer indefinite.  As a result of these business changes, we recorded an impairment charge of $0.9 million in fiscal 2009 which is included in depreciation and amortization. Other intangible assets are included in other noncurrent assets.  In accordance with our policy, we conducted our annual assessment of all indefinite-lived intangibles in the fourth quarter of fiscal 2009.  No additional impairment charges related to other intangible assets were recorded in fiscal 2009.  Additionally, no impairment charges related to other intangible assets were recorded in fiscal 2008 or 2007.

The impairment evaluation process for goodwill and other intangible assets requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

The following table reflects goodwill and other intangible asset balances as of September 27, 2007 and the activity thereafter through September 24, 2009 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.2	23.9
Gross balance at September 27, 2007	$584,336	$24,050	$2,850	$1,928	$12,463
Purchase accounting adjustments (1)	36,499	—	—	—	—
Acquisitions	6,818	—	—	—	130

Gross balance at September 25, 2008	627,653	24,050	2,850	1,928	12,593
Transfers	—	(2,800)	2,800	—	—
Purchase accounting adjustments (1)	11	—	—	—	—
Acquisitions	7,039	—	—	—	135

Gross balance at September 24, 2009	$634,703	$21,250	$5,650	$1,928	$12,728

Accumulated amortization at September 27, 2007			$(2,302)	$(488)	$(3,699)
Amortization			(548)	(269)	(1,551)

Accumulated amortization at September 25, 2008			(2,850)	(757)	(5,250)
Amortization			(1,138)	(292)	(1,382)

Accumulated amortization at September 24, 2009			$(3,988)	$(1,049)	$(6,632)
Net book value	$634,703	$21,250	$1,662	$879	$6,096

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows (amounts in thousands):

Fiscal year
2010	$1,888
2011	1,203
2012	389
2013	344
2014	334
Thereafter	4,479

Total estimated amortization expense	$8,637

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 24, 2009	September 25, 2008
Senior credit facility; interest payable monthly at LIBOR plus 1.50%; principal due in quarterly installments through May 15, 2014	$419,076	$446,250
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	250,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	125,975	150,000
Other notes payable; various interest rates and maturity dates	206	250

Total long-term debt	792,257	846,500
Less—current maturities	(4,317)	(27,385)

Long-term debt, net of current maturities	$787,940	$819,115

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

On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility.  Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement.  The proceeds from our delayed draw term loans were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.  The total principal amount of the term loans will be repaid in quarterly installments of approximately $1.1 million and the remaining outstanding principal amount of our term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement.

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement).  At the end of fiscal 2008, our consolidated total leverage ratio was in excess of 3.50 to 1.0, and we were required to make a principal payment of approximately $22.8 million during the first six months of fiscal 2009. We made this payment during the first quarter of fiscal 2009.  No excess cash flow payment was required for the fiscal year ended September 24, 2009.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the second and third quarters of fiscal 2009, so the applicable margins on our term loans during the third and fourth quarters of fiscal 2009 were 0.25% for base rate term loans and 1.50% for LIBOR rate term loans.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%.  Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the second and third quarters of fiscal 2009, but greater than 3.00 to 1.00, so the applicable margins on our borrowings under the revolving credit facility during the third and fourth quarters of fiscal 2009 were 0.25% for base rate revolving credit facility borrowings and 1.50% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.  As of September 24, 2009, there were no outstanding borrowings under our revolving credit facility and we had approximately $83.0 million of standby letters of credit issued under the facility. As a result, we had approximately $142.0 million in available borrowing capacity under our revolving credit facility (approximately $37.0 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.27% on August 28, 2009.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of September 24, 2009, we were in compliance with these covenants and restrictions.

Provided that we are in compliance with the senior secured leverage incurrence test (as defined in our credit agreement) and no default under our credit agreement is continuing or would result therefrom, the covenant in our credit agreement that limits our ability to pay dividends or make other distributions with respect to our common stock permits us to pay dividends or make such distributions in an aggregate amount not to exceed $35.0 million per fiscal year, plus either annual excess cash flow for the previous fiscal year (if our consolidated total leverage ratio was less than or equal to 3.50 to 1.0 at the end of such previous fiscal year) or the portion of annual excess cash flow for the previous fiscal year that we are not required to utilize to prepay outstanding amounts under our senior credit facility (if our consolidated total leverage ratio was greater than 3.50 to 1.0 at the end of the previous fiscal year).

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

As of September 25, 2008, we had outstanding $150.0 million of convertible notes. During the second quarter of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred write-off costs, of approximately $6.5 million.  Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of September 24, 2009, our closing stock price was $16.07. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to guidance for accounting for convertible bonds with issuer option to settle for cash upon conversion, and guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and guidance for accounting for the meaning of indexed to a company’s own stock, the convertible notes are accounted for as convertible debt in the accompanying consolidated balance sheets and the embedded conversion option in the convertible notes has not been accounted for as a separate derivative. Additionally, pursuant to this guidance, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions. See Note 1- Summary of Significant Accounting Policies for guidance on accounting for convertible debt instruments that may be settled in cash upon conversion.

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

The remaining annual maturities of our long-term debt as of September 24, 2009 are as follows (amounts in thousands):

Fiscal year
2010	$4,317
2011	4,321
2012	4,325
2013	130,294
2014	649,000
Thereafter	—

Total principal payments	$792,257

The fair value of our indebtedness approximated $730.1 million at September 24, 2009. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LEASE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations at September 24, 2009 and September 25, 2008, which are included in Note 4, are summarized as follows (amounts in thousands):

	September 24, 2009	September 25, 2008
Land	$190,140	$197,110
Buildings	223,095	214,828
Equipment	8,752	5,912
Accumulated depreciation	(51,664)	(44,456)

Total	$370,323	$373,394

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 24, 2009 (amounts in thousands):

Fiscal Year	Lease Finance Obligations	Operating Leases

2010	$48,919	$75,836
2011	48,915	70,924
2012	48,662	65,781
2013	48,535	57,986
2014	47,906	45,138
Later years	352,208	196,686

Total minimum lease payments	$595,145	$512,351

Amount representing interest	(130,100)

Present value of minimum lease payments	465,045
Less—current maturities	(6,536)

Lease finance obligations, net of current maturities	$458,509

Rental expense for operating leases was approximately $80.4 million for fiscal 2009, $78.9 million for fiscal 2008 and $74.3 million for fiscal 2007. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. In accordance with GAAP, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

During fiscal 2009 and fiscal 2008, we entered into lease finance obligations with unrelated parties with net proceeds of $1.4 million and $12.2 million, respectively. The assets sold in these transactions consisted of newly constructed or acquired convenience stores.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million gasoline gallons to hedge against the volatility of gasoline cost and the expected impact on retail gasoline margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we have used derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we have not used derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for accounting purposes, and the mark-to-market gains or losses of these instruments used to hedge future purchases were immediately recognized in gasoline cost of goods sold. During this program, refining margin futures declined due to an unusual change in the relative pricing of crude oil futures and gasoline futures leading to an after-tax loss on our initial positions of approximately $6.1 million during fiscal 2008. We settled all outstanding hedging positions in May 2008.

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value September 24, 2009	Fair Value September 25, 2008
Derivatives designated as hedging instruments
Interest rate contracts	Other noncurrent assets	$—	$548
Interest rate contracts	Other accrued liabilities	$1,272	$475
Interest rate contracts	Other noncurrent liabilities	$5,308	$1,409
Derivatives not designated as hedging instruments
Gasoline contracts	Other accrued liabilities	$—	$—

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for the Fiscal Year Ended
		September 24, 2009	September 25, 2008
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(6,883)	$(1,615)

Derivatives not designated as hedging instruments
Gasoline contracts	Gasoline cost of goods sold	$—	$(9,900)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Fiscal Year Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Fiscal Year Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Fiscal Year Ended
	September 24, 2009	September 25, 2008		September 24, 2009	September 25, 2008		September 24, 2009	September 25, 2008
Interest rate contracts	$(7,415)	$(2,108)	Interest expense, net	$(4,209)	$(987)	N/A	$—	$—

Interest income (expense) was insignificant for all periods presented for the mark-to-market adjustments associated with hedge ineffectiveness.

The fair values for our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

At September 24, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $1.3 million and $5.3 million, respectively. At September 25, 2008, other noncurrent assets, other accrued liabilities and other noncurrent liabilities included derivative assets and liabilities of approximately $548 thousand, $475 thousand and $1.4 million, respectively.   Cash flow hedges at September 24, 2009 represent interest rate swaps with a notional amount of $300.0 million, a weighted-average pay rate of 3.65% and have various settlement dates, the latest of which is October 2011.

NOTE 9—COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows (amounts in thousands):

	September 24, 2009	September 25, 2008	September 27, 2007
Net income	$59,111	$31,783	$26,732
Other comprehensive income:
Net unrealized losses on qualifying cash flow hedges (net of deferred income taxes of $2,038, $712 and $567, respectively)	(3,206)	(1,121)	(892)

Comprehensive income	$55,905	$30,662	$25,840

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	September 24, 2009	September 25, 2008	September 27, 2007
Unrealized losses on qualifying cash flow hedges	$(7,415)	$(2,108)	$(1,746)
Reclassification adjustment recorded as an increase in interest expense	4,209	987	854

Net unrealized losses on qualifying cash flow hedges	$(3,206)	$(1,121)	$(892)

NOTE 10—ASSET RETIREMENT OBLIGATIONS

We recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with guidance for accounting for asset retirement obligations. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tanks.

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted using rates ranging from 5.2% to 9.3%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our asset retirement obligation estimates during fiscal 2009.  This liability is included in other accrued liabilities and noncurrent liabilities.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2009	2008
Beginning balance	$23,121	$22,195
Liabilities incurred	400	407
Liabilities assumed—acquisitions	542	202
Liabilities settled	(1,228)	(1,126)
Accretion expense	1,431	1,443

Ending balance	$24,266	$23,121

NOTE 11—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	2009	2008	2007
Interest on long-term debt, including amortization of deferred financing costs	$36,509	$46,638	$45,397
Interest on lease finance obligations	42,755	42,263	32,963
Interest rate swap settlements	6,883	1,615	(1,402)
Fair market value change in non-qualifying derivatives	—	(34)	25
Capitalized interest	(243)	(1,594)	(1,413)
Miscellaneous	52	245	59

Subtotal: Interest expense	85,956	89,133	75,629
Interest income	(1,727)	(1,540)	(3,430)

Subtotal: Interest expense, net	84,229	87,593	72,199
(Gain) loss on extinguishment of debt	(7,163)	—	2,212

Total interest expense, net and gain/loss on extinguishment of debt	$77,066	$87,593	$74,411

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gain on extinguishment of debt of $7.2 million during the first six months of fiscal 2009 represents a gain on the buyback of approximately $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our subordinated notes.  We recognized a gain of $6.9 million and $705 thousand related to the repurchase of our convertible notes and senior subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.  The loss on extinguishment of debt of $2.2 million during the third quarter of fiscal 2007 represents write-offs of unamortized deferred financing costs associated with separate refinancings of our then existing senior credit facilities.

NOTE 12—INCOME TAXES

The components of income tax expense are summarized below (amounts in thousands):

	2009	2008	2007
Current:
Federal	$16,261	$5,346	$14,858
State	4,580	1,680	2,704

Current income tax expense	20,841	7,026	17,562

Deferred:
Federal	11,707	11,528	(744)
State	1,820	974	138

Deferred income tax (benefit) expense	13,527	12,502	(606)

Net income tax expense	$34,368	$19,528	$16,956

As of September 24, 2009 and September 25, 2008, deferred income tax (liabilities) and assets are comprised of the following (amounts in thousands):

	2009	2008
Property and equipment	$(73,612)	$(71,960)
Inventories	(2,531)	(2,745)
Goodwill and other intangibles	(66,252)	(55,662)
Environmental	—	(353)
Prepaid expenses	(3,510)	(2,155)
Deferred gain	(1,045)	—
Other	(112)	(113)

Gross deferred income tax liabilities	(147,062)	(132,988)

Lease finance obligations	14,749	13,572
Accrued insurance	11,042	12,112
Asset retirement obligations	7,218	6,423
Deferred vendor rebates	8,474	10,594
Reserve for closed stores	2,364	2,752
Environmental	14
Stock-based compensation expense—Nonqualified options	4,398	2,337
Other	10,830	8,366

Gross deferred income tax assets	59,089	56,156

Net operating loss carryforwards	605	636
State credits	16	332

Net deferred income tax liability	$(87,352)	$(75,864)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 As of September 24, 2009 and September 25, 2008, net current deferred income tax assets totaled $15.0 million and $14.8 million, respectively, and net noncurrent deferred income tax liabilities totaled $102.3 million and $90.7 million, respectively.  For fiscal 2009 and 2008, we recorded deferred tax benefits of approximately $2.0 million and $700 thousand, respectively, related to derivative transactions under guidance for accounting for other comprehensive income.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2009, 2008 and 2007) to actual income tax expense for each of the periods presented are as follows (amounts in thousands):

	2009	2008	2007
Tax expense at federal statutory rate	$32,718	$17,959	$15,291
State tax expense, net of federal tax expense	3,493	1,744	1,721
Permanent differences	(1,843)	(175)	(56)

Net income tax expense	$34,368	$19,528	$16,956

As of September 24, 2009, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 24, 2009 have the following expiration dates (amounts in thousands):

Year of Expiration
Carryforwards
2016	$1,447
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321

Total loss carryforward	$13,970

On September 28, 2007, we adopted FIN 48, primarily codified into Topic 740 “Income Taxes” in the ASC, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with guidance for accounting for income taxes, applies to all tax positions accounted for in accordance with the guidance and which requires a recognition threshold and measurement of a tax position taken or expected to be taken in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, we recognized a $556 thousand net increase to the reserves for uncertain tax positions for fiscal 2008. This increase was accounted for as one-time cumulative effect adjustment and recognized as a reduction to beginning retained earnings.

Because of the impact of deferred tax accounting,all of our uncertain tax positions relate to temporary differences, therefore have no impact on the effective tax rate.  We have elected on the adoption of guidance for income taxes to classify interest and penalties as income tax expense.  Accrued interest and penalties related to unrecognized tax benefits totaled $514 thousand and $845 thousand as of September 24, 2009 and September 25, 2008, respectively.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

There are no significant income tax examinations in progress.  Federal income tax returns for fiscal years 2006 through 2008 and state income tax returns for fiscal years 2005 through 2008 remain open for examination by the tax authorities.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 24, 2009, we were contingently liable for outstanding letters of credit in the amount of approximately $83.0 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers in non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  Those motions remain pending.  Also pending are plaintiffs’ motions for class certification, which defendants have opposed.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

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

Our Board of Directors has approved employment agreements for several of our executives, which create certain liabilities in the event of the termination of these executives following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

 Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 24, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $16 thousand and $17.4 million, respectively. At September 25, 2008, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $337 thousand and $20.9 million, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

McLane Company, Inc.—we purchase over 55% of our general merchandise from a single wholesaler, McLane Company, Inc.  Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 24, 2009, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and gasoline taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

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

As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 25, 2008, environmental reserves of approximately $1.1 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 268 and 256 known contaminated sites as of September 24, 2009 and September 25, 2008, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.1 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we may spend up to $2.6 million for remediation, tank removal and litigation. Also, as of September 24, 2009 and September 25, 2008, there were an additional 513 and 518 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.8% to determine the reserve.  The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 24, 2009 and other cost amounts covered by responsible third parties are as follows (amounts in thousands):

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year
Expected Payments
2010	$1,169
2011	1,011
2012	782
2013	381
2014	58
Thereafter	71

Total undiscounted amounts not covered by a third party	3,472
Other current cost amounts	24,289
Amount representing interest	(5,098)

Environmental reserves	$22,663

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of September 24, 2009, anticipated reimbursements of $20.5 million are recorded as other noncurrent assets and $4.5 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Gasoline Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded gasoline is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP ®  branded product purchased and the minimum volume requirement. We did not meet the requirement for the one year period ending September 30, 2009. While the amount owed to BP ® is still being negotiated, the final amount, if any, we will be required to reimburse BP ®    is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2010 is approximately 582 million gallons of BP ® branded product.  Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2010.

NOTE 14—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $1.9 million, $1.7 million and $1.5 million for fiscal 2009, 2008 and 2007, respectively.

NOTE 15—COMMON STOCK

In November 2005, we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. See Note 6—Long-Term Debt for details.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 16—STOCK COMPENSATION PLANS

The Pantry, Inc. 1999 Stock Option Plan (the “1999 Stock Option Plan”) is an incentive and non-qualified stock option plan. The 1999 Stock Option Plan permitted us to grant options to purchase up to 3,825,000 (since increased by amendment to 4,707,505) shares of our common stock to officers, directors, employees and   The 1999 Stock Option Plan is administered by the Compensation and Organization Committee of our Board of Directors. Options under the plan were granted at prices determined by our Board of Directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

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

The Omnibus Plan, which is shareholder approved, permits the grant of equity awards for up to 3.2 million shares of common stock. We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2009 is presented in the table below:

	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)

Options outstanding, September 25, 2008	1,104,049	$35.88
Granted	316,182	17.51
Exercised	(28,691)	12.55
Forfeited	(24,000)	40.35

Options outstanding, September 24, 2009	1,367,540	$32.04	4.6	$46
Options exercisable, September 24, 2009	720,025	$38.08	3.6	$30

 We have excluded 1,291,872 outstanding options and 714,357 vested options from our intrinsic value calculations, which have an exercise price greater than our closing stock price on September 24, 2009 of $16.07. We expect that approximately 530,000 of the remaining unvested options will vest according to the terms of the grants.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 24, 2009, remaining compensation expense to be recognized on these options through September 2012 is approximately $2.1 million.

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2009, 2008 and 2007 as follows:

	Year Ended
	September 24, 2009	September 25, 2008	September 27, 2007
Weighted-average grant fair value	$7.40	$7.60	$13.90
Weighted-average expected lives (years)	3.00	3.00	2.55
Risk-free interest rate	1.4%	3.0%	4.8%
Expected volatility	62.2%	36.3%	37.1%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2009, 2008 and 2007 was approximately $2.3 million, $3.1 million, and $4.6 million, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was approximately $258 thousand, $55 thousand, and $4.5 million, respectively. Cash received from options exercised totaled approximately $360 thousand, $417 thousand, and $5.1 million, during fiscal 2009, 2008 and 2007 respectively. The total fair value of options that vested during fiscal 2009, 2008 and 2007 was approximately $3.3 million, $3.6 million and $3.2 million, respectively.

The following table summarizes information about stock options outstanding at September 24, 2009:

Date Granted	Exercise Prices	Number Outstanding September 24, 2009	Remaining Contractual Life	Number of Options Exercisable
7/23/03	$8.09	3,334	Less than one year	3,334
10/22/03	14.80	2,334	1 year	2,334
3/31/04	19.95	10,000	2 years	10,000
11/19/04	26.77	121,189	2 years	121,189
12/15/04	27.89	6,667	2 years	6,667
3/29/05	30.48	15,000	3 years	15,000
10/26/05	35.76	171,334	3 years	171,334
01/24/06	58.31	10,000	3 years	10,000
03/01/06	58.79	10,000	3 years	10,000
03/30/06	62.03	30,000	4 years	30,000
07/05/06	56.61	20,000	4 years	20,000
08/02/06	45.74	25,000	4 years	25,000
11/06/06	52.04	20,000	4 years	13,333
11/09/06	50.99	159,000	4 years	106,000
05/09/07	45.05	50,000	5 years	33,333
07/02/07	46.62	30,000	5 years	20,000
11/20/07	27.75	317,500	5 years	105,833
3/27/08	21.84	50,000	6 years	16,667
11/25/08	17.99	246,182	6 years	—
9/15/09	15.84	70,000	7 years	—

	Total	1,367,540		720,024

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest in equal annual installments at the end of each year of a three year period from the date of grant. The restricted stock awards are expensed on a straight-line basis over the three year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $17.50 and $27.75 in 2009 and 2008, respectively. The total fair value of restricted stock awards vested was approximately $469.2 thousand in 2009.

Transactions related to restricted stock awards issued under the 2006 and 2001 plans for the year ended January 30, 2009 are summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at September 25, 2008	35,800	$27.75
Granted	256,141	17.50
Vested	(23,478)	22.72
Canceled or forfeited	(4,744)	23.68
Nonvested at September 24, 2009	263,719	18.32

We recorded $6.4 million (of which $2.3 million related to restricted stock), $3.3 million (of which $290 thousand related to restricted stock) and $3.7 million in stock-based compensation expense in general and administrative expenses in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. We recorded related tax benefits of $3.9 million, $2.1 million and $2.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

As of September 24, 2009 we have approximately 3.2 million shares available for stock option grants.

NOTE 17—EARNINGS PER SHARE

We compute earnings per share data in accordance with the requirements of the guidance for accounting for earnings per share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, stock options and convertible notes using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2009	2008	2007
Net income	$59,111	$31,783	$26,732

Earnings per share—basic:
Weighted-average shares outstanding	22,233	22,205	22,776

Earnings per share—basic	$2.66	$1.43	$1.17

Earnings per share—diluted:
Weighted-average shares outstanding	22,233	22,205	22,776
Dilutive impact of options and convertible notes outstanding	113	31	135

Weighted-average shares and potential dilutive shares outstanding	22,346	22,236	22,911

Earnings per share—diluted	$2.65	$1.43	$1.17

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.1 million for fiscal 2009 and 2008 and 418 thousand for fiscal 2007.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued guidance for accounting for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.  We adopted the provisions of the guidance for accounting for fair value measurements as of September 26, 2008 for financial instruments.  Although the adoption of the guidance for accounting for fair value measurements did not materially impact our financial statements, we are now required to provide additional disclosures as part of our consolidated financial statements.

We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 8—Derivative Financial Instruments.

The guidance for accounting for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs are defined as follows:

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
	in active markets	Significant other	Significant
	for identical assets	observable inputs	unobservable inputs
	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	—	$(6,581)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying consolidated balance sheet.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 24, 2009 based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, at September 24, 2009, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting as of September 24, 2009, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc and subsidiaries (the "Company") as of September 24, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”   Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 24, 2009 of the Company and our report dated December 8, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 8, 2009

Item 9B.    Other Information.

On December 2, 2009, Melissa H. Anderson, Senior Vice President, Human Resources, notified us of her intent to resign to pursue other opportunities.  Ms. Anderson’s last day of employment for purposes of her Employment Agreement will be December 18, 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” on page 9 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010. Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 17, 2009.

Item 11.    Executive Compensation.

This information is incorporated by reference from the sections entitled “Compensation,” “Compensation—Compensation Committee Interlocks and Insider Participation” and “Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Transactions with Affiliates” and "Information About Our Board of Directors—General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010.

Item 14.    Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 16, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 24, 2009:

(i)	Consolidated Financial Statements—See index on page 49 of this Annual Report on Form 10-K for the year ended September 24, 2009.

(ii)	Financial Statement Schedule—See index on page 49 of this Annual Report on Form 10-K for the year ended September 24, 2009.

(iii)	Exhibits:

Exhibit No.	Description of Document
2.1
Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)
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

10.2
Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.3
Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

Exhibit No.	Description of Document
10.4
Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.5
Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.6
Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.7
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

10.12
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.13
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
10.17
Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18
Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003)

10.19
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.20
Independent Director Compensation Program, Third Amendment January 2009 (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.21	Independent Director Compensation Program, Fourth Amendment September 2009**
10.22
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.23
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.24	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.25
Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.29 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2008)**

10.26
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.27
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.29
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.30
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.31
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

Exhibit No.	Description of Document
10.33
Form of Award Agreement (Awarding Incentive Stock Options to Terrance M. Marks) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.34
Form of Award Agreement (Awarding Restricted Stock to Terrance M. Marks) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.35
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

10.36	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.37
Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.38
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.39
Letter Agreement dated August 24, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.40
Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.41
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.42
Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.43
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.44
Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.45
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.46
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.47
Employment Agreement dated January 20, 2006 by and between Robert Williams and The Pantry (incorporated by reference to Exhibit 10.45 to The Pantry's Annual Report on Form 10-K for the year ended September 25, 2008)**

10.48
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.49
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.50
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

Exhibit No.	Description of Document
10.51
Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.52
Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.53
First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.54
Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.55
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.56
Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.57
Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)

10.58
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.59
Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.60
Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.61
Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

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

THE PANTRY, INC.
By:	/s/ Terrance M. Marks
Terrance M. Marks
President and Chief Executive Officer
Date:	December 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrance M. Marks Terrance M. Marks	President, Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2009

/s/ Edwin J. Holman Edwin J. Holman	Chairman of the Board and Director	December 8, 2009

/s/ Frank G. Paci Frank G. Paci	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	December 8, 2009

/s/ Berry L. Epley Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 8, 2009

/s/ Robert F. Bernstock Robert F. Bernstock	Director	December 8, 2009

/s/ Paul L. Brunswick Paul L. Brunswick	Director	December 8, 2009

/s/ Wilfred A. Finnegan Wilfred A. Finnegan	Director	December 8, 2009

/s/ Terry L. McElroy Terry L. McElroy	Director	December 8, 2009

/s/ Mark D. Miles Mark D. Miles	Director	December 8, 2009

/s/ Bryan E. Monkhouse Bryan E. Monkhouse	Director	December 8, 2009

/s/ Thomas M. Murnane Thomas M. Murnane	Director	December 8, 2009

/s/ Maria Del Carmen Richter Maria Del Carmen Richter	Director	December 8, 2009

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions for payments or write-offs	Balance at end of period
Year ended September 24, 2009
Allowance for doubtful accounts	$2,504	$65	$—	$(2,487)	$82
Reserve for environmental issues	19,869	2,314	1,586	(1,106)	22,663
Reserve for closed stores	5,915	1,337	—	(2,128)	5,124

	$28,288	$3,716	$1,586	$(5,721)	$27,869

Year ended September 25, 2008
Allowance for doubtful accounts	$110	$2,645	$—	$(251)	$2,504
Reserve for environmental issues	21,284	697	—	(2,112)	19,869
Reserve for closed stores	6,205	2,267	—	(2,557)	5,915

	$27,599	$5,609	$—	$(4,920)	$28,288

Year ended September 27, 2007
Allowance for doubtful accounts	$262	$—	$—	$(152)	$110
Reserve for environmental issues	18,358	1,177	2,981	(1,232)	21,284
Reserve for closed stores	7,089	1,035	—	(1,919)	6,205

	$25,709	$2,212	$2,981	$(3,303)	$27,599

(1) Represents amounts charged to Goodwill or to the related environmental receivable.

Exhibit Index

Exhibit No.	Description of Document
2.1
Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)*

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221))
3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)
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

10.2
Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.3
Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

Exhibit No.	Description of Document
10.4
Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.5
Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.6
Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.7
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

10.12
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.13
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
10.17
Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18
Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003)

10.19
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.20
Independent Director Compensation Program, Third Amendment January 2009 (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.21	Independent Director Compensation Program, Fourth Amendment September 2009**
10.22
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.23
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.24	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.25
Summary of Material Terms of The Pantry, Inc. Annual Incentive Program under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.29 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2008)**

10.26
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.27
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.29
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.30
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.31
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

Exhibit No.	Description of Document
10.33
Form of Award Agreement (Awarding Incentive Stock Options to Terrance M. Marks) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.34
Form of Award Agreement (Awarding Restricted Stock to Terrance M. Marks) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.35
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

10.36	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.37
Amended and Restated Employment Agreement dated April 30, 2008 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.13 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.38
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.39
Letter Agreement dated August 24, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.40
Amended and Restated Employment Agreement dated November 20, 2007 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.41
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Melissa H. Anderson and The Pantry (incorporated by reference to Exhibit 10.14 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.42
Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.43
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.44
Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.45
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.46
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.47
Employment Agreement dated January 20, 2006 by and between Robert Williams and The Pantry (incorporated by reference to Exhibit 10.45 to The Pantry's Annual Report on Form 10-K for the year ended September 25, 2008)**

10.48
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.49
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.50
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

Exhibit No.	Description of Document
10.51
Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.52
Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.53
First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

10.54
Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.55
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.56
Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.57
Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)

10.58
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.59
Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.60
Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.61
Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

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