Form 10-Q
period 2009-12-24
PANTRY INC
filed 2010-02-02
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,663,515 SHARES
(Class)	(Outstanding at January 29, 2010)

THE PANTRY, INC.

FORM 10-Q

December 24, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	December 24, 2009	September 24, 2009
		(As adjusted, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$179,517	$169,880
Receivables, net	95,625	92,494
Inventories	125,177	124,524
Prepaid expenses and other current assets	11,863	18,142
Deferred income taxes	14,573	14,959
Total current assets	426,755	419,999
Property and equipment, net	1,014,035	1,028,982

Other assets:
Goodwill	633,993	634,703
Other intangible assets	8,038	29,887
Other noncurrent assets	30,234	40,584
Total other assets	672,265	705,174
Total assets	$2,113,055	$2,154,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,322	$4,317
Current maturities of lease finance obligations	6,678	6,536
Accounts payable	145,704	140,730
Accrued compensation and related taxes	15,129	22,804
Other accrued taxes	18,156	25,164
Self-insurance reserves	30,056	30,904
Other accrued liabilities	35,113	31,386
Total current liabilities	255,158	261,841

Other liabilities:
Long-term debt	769,824	769,563
Lease finance obligations	456,813	458,509
Deferred income taxes	102,687	109,260
Deferred vendor rebates	15,344	17,392
Other noncurrent liabilities	70,710	70,415
Total other liabilities	1,415,378	1,425,139

Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,663,515 and 22,523,114 issued and outstanding at December 24, 2009 and September 24, 2009, respectively	227	225
Additional paid-in capital	205,507	204,798
Accumulated other comprehensive deficit, net of deferred income taxes of $2,109 at December 24, 2009 and $2,555 at September 24, 2009	(3,323)	(4,025)
Retained earnings	240,108	266,177
Total shareholders’ equity	442,519	467,175
Total liabilities and shareholders’ equity	$2,113,055	$2,154,155

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 24, 2009	December 25, 2008
	(13 weeks)	(13 weeks)
		(As adjusted, see Note 1)
Revenues:
Merchandise	$417,572	$390,116
Fuel	1,318,826	1,242,365
Total revenues	1,736,398	1,632,481

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	281,284	251,435
Fuel cost of goods sold (exclusive of items shown separately below)	1,261,553	1,112,224
Store operating	131,134	130,607
General and administrative	22,104	26,015
Impairment charges	32,637	309
Depreciation and amortization	28,969	26,882
Total costs and operating expenses	1,757,681	1,547,472
Income (loss) from operations	(21,283)	85,009
Interest expense, net	21,755	22,516
Income (loss) before income taxes	(43,038)	62,493
Income tax benefit (expense)	16,969	(23,956)
Net income (loss)	$(26,069)	$38,537
Earnings (loss) per share:
Basic	$(1.17)	$1.73
Diluted	$(1.17)	$1.73

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 24, 2009	December 25, 2008
	(13 weeks)	(13 weeks)
		(As adjusted, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,069)	$38,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,969	26,882
Impairment charges	32,637	309
Amortization of convertible note discount	1,345	1,335
Provision (benefit) for deferred income taxes	(6,633)	916
Stock-based compensation expense	873	2,771
Other	1,328	1,041
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(3,131)	24,693
Inventories	(653)	20,696
Prepaid expenses and other current assets	6,101	2,811
Other noncurrent assets	(981)	872
Accounts payable	4,974	(36,254)
Other current liabilities and accrued expenses	(16,009)	6,347
Other noncurrent liabilities	(1,221)	(2,003)
Net cash provided by operating activities	21,530	88,953
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,435)	(25,969)
Proceeds from sales of property and equipment	355	579
Acquisitions of businesses, net of cash acquired	10	(1)
Net cash used in investing activities	(9,070)	(25,391)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(1,079)	(24,560)
Repayments of lease finance obligations	(1,554)	(1,418)
Other	(190)	6
Net cash used in financing activities	(2,823)	(25,972)
Net increase in cash	9,637	37,590
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	169,880	217,188
CASH AND CASH EQUIVALENTS, END OF YEAR	$179,517	$254,778
Cash paid during the period:
Interest	$16,257	$17,845
Income taxes	$—	$5,828
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5,040	$2,936

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of December 24, 2009 and for the three months ended December 24, 2009 and December 25, 2008 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 24, 2009 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2009.

Our results of operations for the three months ended December 24, 2009 and December 25, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2010” refer to our current fiscal year, which ends on September 30, 2010, and references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2010 is a 53 week year. Fiscal 2009 was a 52 week year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  A new caption for impairment charges is included in the condensed consolidated statement of operations.  These prior period amounts were reclassified from general and administrative expenses to impairment charges.  Amounts previously included in miscellaneous expense are now included in general and administrative expenses.  Amounts previously included in gain on extinguishment of debt in our condensed consolidated statement of cash flows have now been included in other adjustments to reconcile net income to net cash provided by operating activities.  Amounts previously included in excesss income tax benefits from stock-based compensation arrangements have now been included in other financing activities.

The Pantry

As of December 24, 2009, we operated 1,658 convenience stores located in Florida (427), North Carolina (383), South Carolina (283), Georgia (132), Tennessee (104), Mississippi (100), Alabama (114), Virginia (50), Kentucky (29), Louisiana (27), and Indiana (9). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 24, 2009, we operated 234 quick service restaurants within 224 of our locations and 278 of our stores included car wash facilities. Self-service fuel is sold at 1,633 locations, 1,112 of which sell fuel under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ®, ExxonMobil ® and Shell ®.

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $228.6 million and $221.6 million for the three months ended December 24, 2009 and December 25, 2008, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 24, 2009 and December 25, 2008, we have increased inventory by capitalizing variances of approximately $2.4 million and $699 thousand, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the "ASC") Topic 820 (formerly, Statement 157).  ASU 2009-05 was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance will require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and was to be applied retrospectively to all periods presented.  Early adoption was not permitted.  The provisions of this guidance apply to our senior subordinated convertible notes (our “convertible notes”).  This guidance did not impact our actual past or future cash flows.  Although this guidance will not impact our actual past, current or future cash flows, the retrospective application resulted in a $1.5 million increase to interest expense, net for the first quarter of fiscal 2009.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798

Retained earnings	279,716	(13,539)	266,177

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended December 25, 2008
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	$21,042	$1,474	$22,516
Income tax expense	(24,529)	573	(23,956)
Net income	39,438	(901)	38,537
Earnings per share:
Basic	$1.78	$(0.05)	$1.73
Diluted	$1.77	$(0.04)	$1.73

	Three Months Ended December 25, 2008
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$39,438	$(901)	$38,537
Amortization of convertible debt discount	—	1,335	1,335
Provision for deferred income taxes	1,489	(573)	916
Other	902	139	1,041

The debt and equity components recognized for the Company's convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period is 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for the Company's convertible notes were as follows:

	Three Months Ended
	December 24, 2009	December 25, 2008
Contractual coupon interest	$955	$1,136
Amortization of discount on convertible notes	1,345	1,335
Interest expense	$2,300	$2,471

Effective interest rate	8.4%	8.4%

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delayed the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us and for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance in our first quarter of fiscal 2010 and the impact of adoption was to increase our disclosures regarding fair value measurements.  See Nore 10-Fair Value Measurements for the required disclosure.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010, however there were no acquisitions made during our first quarter of fiscal 2010.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

We conduct our annual impairment assessment of goodwill in the second quarter of each fiscal year. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We conduct our annual assessment of indefinite-lived intangibles in the fourth quarter of each fiscal year. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise. On December 24, 2009, we performed interim impairment testing of our Petro Express® indefinite-lived tradename as a result of a strategic decision by management to discontinue the use of the tradename at existing and future store locations. See Note 11-Asset Impairments, for more information.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if these events or changes in circumstances are an impairment indicator. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. We determined that there were no indicators of impairment related to goodwill in the first quarter of fiscal 2010. Market capitalization was below our book value during this period. However, the difference between our market capitalization and our book value was not significant and sustained and the variance can be explained by application of a reasonable control premium to our share price.

We are in the process of performing our annual goodwill impairment assessment in the second quarter of fiscal 2010. In accordance with our policy the annual assessment date in fiscal 2010 is January 21, 2010 and we will complete step 1 in the second quarter of fiscal 2010. If our book value exceeds our fair value we will proceed to step 2 of the goodwill impairment test to determine the amount of the impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date.  If we are required to perform step 2 of the goodwill impairment test it may result in significant impairment of goodwill that could have a material adverse impact on our consolidated financial statements.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 24, 2009 and the activity thereafter through December 24, 2009 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.2	24.3
Gross balance at September 24, 2009	$634,703	$21,250	$5,650	$1,928	$12,728
Purchase accounting adjustments (1)	(710)	—	—	—	—
Impairment charges	—	(21,250)	—	—	—

Gross balance at December 24, 2009	$633,993	$—	$5,650	$1,928	$12,728

Accumulated amortization at September 24, 2009			$(3,988)	$(1,049)	$(6,632)
Amortization			(237)	(39)	(322)

Accumulated amortization at December 24, 2009			$(4,225)	$(1,088)	$(6,954)
Net book value	$633,993	$—	$1,425	$840	$5,774

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of December 24, 2009 is as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$1,289
2011	1,203
2012	389
2013	345
2014	334
Thereafter	4,479
Total estimated amortization expense	$8,039

NOTE 3—COMMITMENTS AND CONTINGENCIES

As of December 24, 2009, we were contingently liable for outstanding letters of credit in the amount of approximately $83.5 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which,

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Plaintiffs subsequently filed a motion with the court to certify an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit. Plaintiffs’ motions for class certification, which defendants have opposed, remain pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et.al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et. al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion is currently pending.  We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims, including plaintiffs' efforts for collective action status.  As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  The plaintiff seeks class action status and alleges that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  The plaintiff seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to the theories alleged in the lawsuit, and intend to vigorously defend against the claims, including plaintiffs' efforts for class action status.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 24, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $36 thousand and $15.3 million, respectively. As of September 24, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $16 thousand and $17.4 million, respectively.

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

Major Oil Companies—we have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2010 to 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 24, 2009, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of December 24, 2009, environmental reserves of approximately $1.1 million and $22.1 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 278 and 268 known contaminated sites as of December 24, 2009 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.5 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $2.7 million for remediation, tank removal and litigation. Also, as of December 24, 2009 and September 24, 2009, there were an additional 510 and 513 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.75% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of December 24, 2009, anticipated reimbursements of $20.9 million are recorded as other noncurrent assets and $5.1 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP ®  branded product purchased and the minimum volume requirement. We did not meet the requirement for the one-year period ending September 30, 2009. While the amount owed to BP ® is still being negotiated, the final amount, if any, we will be required to reimburse BP ® is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2010 is approximately 582 million gallons of BP ® branded product.  Based on current forecasts, we anticipate the shortfall, if any, to the minimum volume requirements to be immaterial for the one-year period ended September 30, 2010.

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 24, 2009	September 24, 2009
		(As adjusted, see Note 1)
Senior credit facility; interest payable monthly at LIBOR plus 1.50%; principal due in quarterly installments through May 15, 2014	$418,009	$419,076
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	125,975	125,975
Other notes payable; various interest rates and maturity dates	194	206
Total long-term debt	791,178	792,257
Less—current maturities	(4,322)	(4,317)

Less—unamortized debt discount	(17,032)	(18,377)
Long-term debt, net of current maturities and unamortized debt discount	$769,824	$769,563

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the fourth quarter of fiscal 2009, so the applicable margins on our term loans during the first quarter of fiscal 2010 were 0.25% for base rate term loans and 1.50% for LIBOR rate term loans.

As of December 24, 2009, there were no outstanding borrowings under our revolving credit facility and we had approximately $83.5 million of standby letters of credit issued under the facility. As a result, we had approximately $141.5 million in available borrowing capacity under our revolving credit facility (approximately $36.5 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.24% on November 30, 2009. As of December 24, 2009 we were in compliance with the covenants and restrictions contained in our senior credit facility.

We have outstanding $247.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these notes. We deferred these costs and are amortizing them over the life of the notes. During the second quarter of fiscal 2009 we repurchased $3.0 million in principal amount of the senior subordinated notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $600 thousand.

As of September 25, 2008, we had outstanding $150.0 million of convertible notes. During the second quarter of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $6.5 million.  Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of December 24, 2009, our closing stock price was $13.50. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

The remaining annual maturities of our long-term debt as of December 24, 2009 are as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$3,238
2011	4,321
2012	4,325
2013	130,294
2014	649,000
Total principal payments	$791,178

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value of our indebtedness approximated $722.4 million at December 24, 2009. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value December 24, 2009	Fair Value September 24, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$702	$1,272
Interest rate contracts	Other noncurrent liabilities	$4,731	$5,308

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for Three Months Ended
		December 24, 2009	December 25, 2008
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(1,636)	$(110)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended
	December 24, 2009	December 25, 2008		December 24, 2009	December 25, 2008		December 24, 2009	December 25, 2008
Interest rate contracts	$(298)	$(5,265)	Interest expense, net	$(1,000)	$(67)	N/A	$—	$—

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

At December 24, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $702 thousand and $4.7 million, respectively. At September 24, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $1.3 million and $5.3 million, respectively.  Cash flow hedges at December 24, 2009 represent interest rate swaps with a notional amount of $200.0 million, a weighted-average pay rate of 3.11% and have various settlement dates, the latest of which is October 2011.

NOTE 6—STOCK COMPENSATION PLANS

During the first quarter of fiscal 2010, we granted options to purchase 81 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $479 thousand, which will be amortized to expense over the options’ requisite service periods. During the first quarter of fiscal 2010, we granted 118 thousand shares of restricted stock with an aggregate fair value of $1.7 million, which will be amortized over the requisite service period. We recognized $873 thousand (of which $481 thousand related to restricted stock) and $2.8 million (of which $965 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses during the first quarter of fiscal 2010 and fiscal 2009, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Net (loss) income	$(26,069)	$38,537
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $446 and $3,304, respectively)	702	(5,198)

Comprehensive (loss) income	$(25,367)	$33,339

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Unrealized losses on qualifying cash flow hedges	$(298)	$(5,265)
Reclassification adjustment recorded as an increase in interest expense	1,000	67

Net unrealized gains (losses) on qualifying cash flow hedges	$702	$(5,198)

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Interest on long-term debt, including amortization of deferred financing costs	$8,012	$11,475
Interest on lease finance obligations	10,816	10,565
Interest rate swap settlements	1,636	110
Amortization of convertible note discount	1,345	1,335
Capitalized interest	(17)	(85)
Miscellaneous	11	(261)

Subtotal: Interest expense	21,803	23,139
Interest income	(48)	(623)

Interest expense, net	$21,755	$22,516

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 24, 2009	December 25, 2008
Net (loss) income	$(26,069)	$38,537
(Loss) earnings per share—basic:
Weighted-average shares outstanding	22,279	22,213
(Loss) earnings per share—basic	$(1.17)	$1.73
(Loss) earnings per share—diluted:
Weighted-average shares outstanding	22,279	22,213
Dilutive impact of options	—	25
Weighted-average shares and potential dilutive shares outstanding	22,279	22,238
(Loss) earnings per share—diluted	$(1.17)	$1.73

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.3 million for each of the first quarter of fiscal 2010 and fiscal 2009.

NOTE 10—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance for accounting for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs are defined as follows:

Tier	Description
Level 1	Defined as observable inputs such as quoted prices in active markets
Level 2	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable
Level 3	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 5—Derivative Financial Instruments.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	December 24, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(5,433)	—	$(5,433)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 24, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(6,580)	—	$(6,580)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

During the first quarter of fiscal 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition, except as it relates to impairment of intangible assets and long-lived tangible assets as described in Note 11—Asset Impairments.

In determining the impairment of  the Petro Express ® tradename, we determined fair value using a discounted cash flow model that incorporates the relief from royalty method.  Significant assumptions included, among other things, estimates of future cash flows, royalty rates and discount rates.  While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data.  We classify these measurements as Level 3.

In determining the impairment of land parcels and operating stores, we determined the fair values by estimating selling prices of the assets.  We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data.  We classify these measurements as Level 3.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at December 24, 2009.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Fair Value Measurements Non-recurring Basis (in thousands)
	Three Months Ended December 24, 2009	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3	Total gains/(losses) Level 3
Assets:
Tradenames (1)	$—	$—	$—	$—	$(21,250)
Land (2)	10,194	—	—	10,194	(7,769)
Operating stores (2)	4,496	—	—	4,496	(3,618)
Total assets	$14,690	$—	$—	$14,690	$(32,637)

(1) Included in "Other intangible assets" in the accompanying condensed consolidated balance sheet.
(2) Included in "Property and equipment, net" in the accompanying condensed consolidated balance sheet.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 4—Long-Term Debt.

NOTE 11— ASSET IMPAIRMENTS

In December 2009, management made a strategic decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast. Our Petro Express® stores are located in the impacted regions and the vast majority of the stores will be required to de-brand the retail fuel operations by mid year 2010. Given the required de-branding, management made a decision to concurrently re-image both the retail fuel operations and the operating stores to capitalize on synergies in the re-branding process. As a result, we performed interim impairment testing of the Petro Express® tradename on December 24, 2009.  We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value  to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the three months ended December 24, 2009. There were no tradename impairments during the three months ended December 25, 2008.

In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, the carrying values of these land parcels were not recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels and as a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the three months ended December 24, 2009. There were no land parcels impaired during the three months ended December 25, 2008.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In the quarters ended December 24, 2009 and December 25, 2008 we tested operating stores for impairment.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $3.6 million and $309 thousand during the three months ended December 24, 2009 and December 25, 2008, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements.  The impairment charges recorded during the three months ended December 24, 2009 and December 25, 2008 are presented in the table below (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Tradenames	$21,250	$—
Land	7,769	—
Operating stores	3,618	309
Impairment charges	$32,637	$309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 24, 2009. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in crude oil and wholesale petroleum costs;

•	political conditions in crude oil producing regions and global demand;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	unfavorable weather conditions or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores;

•	financial leverage and debt covenants;

•	federal and state environmental, tobacco and other laws and regulations;

•	dependence on one principal supplier for merchandise and two principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 2, 2010. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net loss for the first quarter of fiscal 2010 was $26.1 million, or $1.17 per share, which included the after-tax impact of impairment charges of $20.0 million or $0.90 per share, compared to net income of $38.5 million, or $1.73 per share for the first quarter of fiscal 2009.

Cigarette price inflation resulting from federal and state excise tax increases continued to positively impact merchandise comparable store sales and negatively impact merchandise gross margins.  Merchandise comparable store sales increased 5.2% versus a 3.0% decline in the prior year first quarter and a 1.6% increase in the fourth quarter of fiscal 2009.  Our merchandise gross margin for the first quarter of fiscal 2010 was 32.6%, compared with 35.5% in last year’s first quarter and 34.0% in the fourth quarter of fiscal 2009.

Fuel gross profits were impacted by rising fuel prices and were 11.0 cents per gallon compared to 25.8 cents per gallon in the corresponding period a year ago.  As part of our overall strategy to drive profitability we aggressively managed fuel margins in the latter part of the quarter which pressured gallon volume somewhat but drove higher fuel margins and overall profitability. In the first quarter of the prior year we experienced a favorable environment in the energy markets, as oil prices fell almost continuously throughout the quarter.

During the quarter we made two strategic decisions that impacted results.  We decided to phase out the Petro Express® brand and consolidate those locations under the Kangaroo Express® brand.  We also evaluated our pipeline of potential future store sites and identified certain land parcels we no longer intend to develop and as a result the carrying value of these sites was reduced.  We also conducted an evaluation of the expected performance of certain operating stores and determined the projected undiscounted cash flows were less than the carrying value and therefore a write down to fair value was required.  As a result, we recorded pre-tax impairment charges of approximately $32.6 million during the first fiscal quarter of 2010.

 For the remainder of fiscal 2010 we plan to focus on our key strategic initiatives of improving information systems, expanding on-the-go meals and maintaining a disciplined approach to capital allocation.  In regards to information systems our wide area network is now in 90% of our stores and we launched a new software project to replace our legacy fuel pricing system.  We believe that we are on track to pilot an expanded on-the-go meal offering in the second and third quarters of fiscal 2010.  Our primary capital focus in 2010 will be to improve the performance in our existing stores and to build a more robust operating model.  While we remain focused on our existing stores, we do believe that acquisitions will continue to play a meaningful role in our business growth.

Market and Industry Trends

While the U.S. and global economies have shown signs of recovery, unemployment remains above normal and the housing market remains unstable, which continues to reduce consumer discretionary income throughout our markets.  Lower disposable income resulted in decreased recreational travel and consumer spending, which resulted in lower demand for our fuel and merchandise.

During the first quarter of fiscal 2010, crude oil prices increased from $70 per barrel to a high of $81 per barrel, which increased our wholesale fuel costs. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 24, 2009 and December 25, 2008 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Selected financial data:
Merchandise gross profit[1]	$136,288	$138,681
Merchandise margin	32.6%	35.5%
Retail fuel data:
Gallons (in millions)	518.1	499.7
Margin per gallon	$0.110	$0.258
Retail price per gallon	$2.52	$2.43
Total fuel gross profit[1]	$57,273	$130,141
Comparable store data:
Merchandise sales increase (decrease) (%)	5.2%	(3.0%)
Merchandise sales increase (decrease)	$20,155	$(11,671)
Fuel gallons (decrease) increase (%)	0.8%	(7.2%)
Fuel gallons (decrease) increase	4,140	(37,857)
Number of stores:
End of period	1,658	1,648
Weighted-average store count	1,668	1,652

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended December 24, 2009 Compared to the Three Months Ended December 25, 2008

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 5.2%, or $20.1 million and merchandise revenue from newly constructed and acquired stores since the beginning of the first quarter of fiscal 2009 of $10.5 million, offset by lost revenue from closed stores of $2.9 million. The decrease in merchandise gross profit is primarily attributable to a 290 basis point decrease in merchandise gross margin to 32.6% for the first quarter of fiscal 2010 compared to 35.5% for the first quarter of fiscal 2009. The decrease in merchandise gross margin was primarily due to reduced margins on cigarettes and other tobacco products due to last year’s excise tax increases, a mix shift toward tobacco products and lower margins in the grocery category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 3.7% increase in the average retail price per gallon to $2.52 and an increase in fuel gallons sold.  Retail fuel gallons sold for the first quarter of fiscal 2010 increased 18.5 million gallons, or 3.7%, from the first quarter of fiscal 2009.  The increase is primarily attributable to an increase in comparable store fuel gallons sold of 4.1 million gallons, or 0.8%. The increase in comparable store fuel gallons sold was primarily due to extreme fuel shortages in some of our markets during the first three weeks of the prior period’s quarter.

The decrease in fuel gross profit is primarily attributable to the 14.8 cent decrease in retail gross profit per gallon to 11.0 cents for the first quarter of fiscal 2010 from 25.8 cents in the first quarter of fiscal 2009. The decrease in retail gross profit per gallon is primarily due to increased oil prices during the first quarter of fiscal 2010, and the narrow range in which oil traded provided little opportunity for solid margins. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 4.6 cents per retail gallon for each of the three months ended December 24, 2009 and December 25, 2008.

Store Operating. Store operating expenses for the first quarter of fiscal 2010 increased $527 thousand, or 0.4%, from the first quarter of fiscal 2009. The increase in store operating costs is primarily a result of increased utilities and insurance expenses offset by lower store labor costs as we continue to manage labor to meet demand.

General and Administrative. General and administrative expenses for the first quarter of fiscal 2010 decreased $3.9 million or 15.2%. The decrease was due to approximately $2.0 million in reduced stock-based compensation and approximately $2.0 million benefit in one-time personnel related charges.

Depreciation and Amortization. Depreciation and amortization expenses for the first quarter of fiscal 2010 increased $2.1million, or 7.8%, from the first quarter of fiscal 2009.

Impairment Charges.  During the quarter ended December 24, 2009, the Company performed interim impairment testing of its Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test we recorded an impairment charge to write-off the carrying value of the asset of approximately $21.3 million during the three months ended December 24, 2009. There were no tradename impairments during the three months ended December 25, 2008. See Part I, Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11—Asset Impairments.

In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the three months ended December 24, 2009. There were no land parcels impaired during the three months ended December 25, 2008.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $3.6 million and $309 thousand during the three months ended December 24, 2009 and December 25, 2008, respectively.

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest expense, net gain/loss on extinguishment of debt, impairment charges, income taxes and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to EBITDA. EBITDA for the first quarter of fiscal 2010 decreased $71.9 million, or 64.1%, from the first quarter of fiscal 2009.  Adjusted EBITDA for the first quarter of fiscal 2010 decreased $72.1 million, or 71.8%, from the first quarter of fiscal 2009. These decreases are primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Adjusted EBITDA	$28,371	$100,489
Payments made for lease finance obligations	11,952	11,711

EBITDA	40,323	112,200
Interest expense, net	(21,755)	(22,516)
Depreciation and amortization	(28,969)	(26,882)
Impairment charges	(32,637)	(309)
Income tax benefit (expense)	16,969	(23,956)

Net income (loss)	$(26,069)	$38,537

The following table contains a reconciliation of EBITDA and Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	December 24, 2009	December 25, 2008
Adjusted EBITDA	$28,371	$100,489
Payments made for lease finance obligations	11,952	11,711

EBITDA	40,323	112,200
Interest expense, net	(21,755)	(22,516)
Income tax benefit (expense)	16,969	(23,956)
Stock-based compensation expense	873	2,771
Changes in operating assets and liabilities	(10,920)	17,162
Other	(3,960)	3,292

Net cash provided by operating activities	$21,530	$88,953

Net cash used in investing activities	$(9,070)	$(25,391)

Net cash used in financing activities	$(2,823)	$(25,972)

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first quarter of fiscal 2010 was $21.8 million compared to $22.5 million for the first quarter of fiscal 2009. This decrease is primarily due to lower average interest rates and reduced average outstanding borrowings.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of December 24, 2009 was $176.1 million. Cash provided by operating activities decreased to $21.5 million for the first quarter of fiscal 2010 compared to $89.0 million for the first quarter of fiscal 2009. The decrease in cash flow from operations is primarily due to the net loss of $26.1 million and certain changes in working capital. We had $179.5 million of cash and cash equivalents on hand at December 24, 2009.

Capital Expenditures. Capital expenditures (excluding accrued purchases) for the first quarter of fiscal 2010 were $9.4 million.  Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that net capital expenditures for fiscal 2010 will be approximately $80 million to $90 million.

Cash Flows from Financing Activities. For the first quarter of fiscal 2010, net cash used in financing activities was $2.8 million, of which $1.1 million was used to repay long-term debt and $1.6 million was used to repay lease finance obligations.  As of December 24, 2009, our debt consisted primarily of $418.0 million in loans under our senior credit facility, $247.0 million of outstanding 7.75% senior subordinated notes and $126.0 million of outstanding 3.0% convertible notes. As of December 24, 2009, we also had outstanding $463.5 million of lease finance obligations.

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

As of December 24, 2009, we had no outstanding borrowings under our revolving credit facility and approximately $83.5 million of standby letters of credit had been issued. As of December 24, 2009, we had approximately $141.5 million in available borrowing capacity under the revolving credit facility (approximately $36.5 million of which was available for issuances of letters of credit).

Senior Subordinated Notes. We have outstanding $247.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15 and August 15 of each year.

Senior Subordinated Convertible Notes. We have outstanding $126.0 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

Shareholders’ Equity. As of December 24, 2009, our shareholders’ equity totaled $442.5 million. The $24.7 million decrease from September 24, 2009 is primarily attributable to the net loss in the first quarter of fiscal 2010 of $26.1 million, partially offset by the $710 thousand increase in additional paid-in capital, and the $702 thousand in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of December  24, 2009, we had approximately $141.5 million in available borrowing capacity under our revolving credit facility, approximately $36.5 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first quarter of fiscal 2009, we purchased approximately $1.0 million of our convertible notes on the open market. During the second quarter of fiscal 2009 we repurchased $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our senior subordinated notes on the open market. These purchases did not have a material effect on our liquidity, financial condition or results of operations.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the "ASC") Topic 820 (formerly, Statement 157).  ASU 2009-05 was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance will require the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and was to be applied retrospectively to all periods presented.  Early adoption was not permitted.  The provisions of this guidance apply to our senior subordinated convertible notes (our “convertible notes”).  This guidance did not impact our actual past or future cash flows.  Although this guidance will not impact our actual past, current or future cash flows, the retrospective application resulted in an increase of $1.5 million to interest expense, net for the first quarter of fiscal 2009.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798

Retained earnings	279,716	(13,539)	266,177

	Three Months Ended December 25, 2008
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	$21,042	$1,474	$22,516
Income tax expense	(24,529)	573	(23,956)
Net income	39,438	(901)	38,537
Earnings per share:
Basic	$1.78	$(0.05)	$1.73
Diluted	$1.77	$(0.04)	$1.73

	Three Months Ended December 25, 2008
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$39,438	$(901)	$38,537
Amortization of convertible debt discount	—	1,335	1,335
Provision for deferred income taxes	1,489	(573)	916
Other	902	(139)	1,041

The debt and equity components recognized for our convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period is 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	Three Months Ended
	December 24, 2009	December 25, 2008
Contractual coupon interest	$955	$1,136
Amortization of discount on convertible notes	1,345	1,335
Interest expense	$2,300	$2,471

Effective interest rate	8.4%	8.4%

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delayed the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us and for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance in our first quarter of fiscal 2010 and the impact of adoption was to increase our disclosures regarding fair value measurements.  See Nore 10-Fair Value Measurements for the required disclosure.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010, however there were no acquisitions made during our first quarter of fiscal 2010.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2009, we consider our policies on insurance liabilities, long-lived assets and closed stores, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the period ended December 24, 2009 except for the addition of accounting for goodwill as a critical accounting policy.

Goodwill. We conduct our annual impairment assessment of goodwill in the second quarter of each fiscal year. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if these events or changes in circumstances are an impairment indicator. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment assessment is a two-step impairment test. The first step compares the fair value of the reporting unit to its carrying value. We determine the fair value of the reporting unit using a combination of a discounted cash flow, market value and comparable transaction approach. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. If we are required to perform step 2 of the goodwill impairment test it may result in significant impairment of the $634.0 million of recorded goodwill and could have a material adverse impact on our consolidated financial statements.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 24, 2009, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at December 24, 2009. Fair values have been determined based on quoted market prices as of December 24, 2009.

Expected Maturity Date
as of December 24, 2009
(Dollars in thousands)
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total	Fair Value
Long-term debt (fixed rate)	$36	$52	$56	$126,025	$247,000	$373,169	$347,542
Weighted-average interest rate	6.15%	6.15%	6.15%	7.47%	7.75%	6.50%
Long-term debt (variable rate)	$3,202	$4,269	$4,269	$4,269	$402,000	$418,009	$389,793
Weighted-average interest rate	2.93%	2.53%	1.80%	1.74%	1.74%	2.15%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 24, 2009, the interest rate on approximately 72.4% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 84.9% at September 24, 2009. The decrease in the fixed portion of our long-term debt for the first quarter of fiscal 2010 was due to the settlement of one of our interest rate swap arrangements with a fixed notional amount of $100.0 million. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 24, 2009 would be to change interest expense by approximately $2.2 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	December 24, 2009	September 24, 2009
Notional principal amount	$200,000	$300,000
Weighted-average fixed pay rate	3.11%	3.65%
Weighted-average variable receive rate	0.20%	0.31%
Weighted-average years to maturity	1.28	1.03

As of December 24, 2009, the fair value of our swap agreements represented a net liability of $5.4 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Plaintiffs subsequently filed a motion with the court to certify an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit. Plaintiffs’ motions for class certification, which defendants have opposed, remain pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

  On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et.al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et. al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion is currently pending.  We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims, including plaintiffs' efforts for collective action status.  As the cases are at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  The plaintiff seeks class action status and alleges that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  The plaintiff seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to the theories alleged in the lawsuit, and intend to vigorously defend against the claims, including plaintiffs' efforts for class action status.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

Risks Related to Our Industry

The convenience store and retail fuel industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail fuel industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, fast food operations and other similar retail outlets.  In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with the convenience store industry.  These non-traditional fuel retailers have obtained a significant share of the fuel market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales. Additionally, in some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Principal competitive factors include, among others, location, ease of access, fuel brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In a number of our markets, our competitors that sell ethanol-blended fuel may have a competitive advantage over us because, in certain regions of the country, the wholesale cost of ethanol-blended fuel may, at times, be less than pure fuel. Competitive pressures could materially impact our fuel and merchandise volume, sales and gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Volatility in crude oil and wholesale petroleum costs could impact our operating results.

Over the past three fiscal years, our fuel revenue accounted for approximately 78.2% of total revenues and our fuel gross profit accounted for approximately 31.2% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower fuel gross margin per gallon. During fiscal 2009, increases in the retail price of petroleum products impacted consumer demand for fuel, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. Higher fuel prices also trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of fuel gallons sold. A significant change in any of these factors could materially impact our fuel gallon volume, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

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

Recent market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.  During fiscal 2008 and fiscal 2009, we have experienced periodic per store sales declines in both fuel and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both fuel and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Wholesale cost increases of, tax increases on, and campaigns to discourage tobacco products could adversely impact our operating results.

Sales of tobacco products accounted for approximately 6.2% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.6% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. In fiscal 2009, four states in which we operate (Florida, Kentucky, Mississippi and North Carolina) each increased the tax rate for certain tobacco products.  Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective in fiscal 2009.  Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

As of December 24, 2009, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of December 24, 2009, the availability under our revolving credit facility for borrowing was approximately $141.5 million (approximately $36.5 million of which was available for issuance of letters of credit).

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

 Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management's judgment in applying these factors. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business, changes in operating strategy or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

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

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or adoption of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material adverse effect on our business, financial condition and results of operations.  For example, the federal minimum wage increased from $6.55 per hour to $7.25 per hour in fiscal 2009.  Further, the federal government has begun efforts to reform the health care system.  At this point, it is unclear what effect any reform may have on our business, but a reform that requires us to provide health care coverage to all employees could significantly increase our costs and adversely affect our business, financial condition and results of operations.

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

We depend on two principal suppliers for the majority of our fuel. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

BP® and CITGO® supply approximately 66% of our fuel purchases. The initial term of our contract with CITGO® expires August 31, 2010 and our contract with BP® expires September 30, 2012.  At this time, we cannot ensure that our contract with CITGO® will automatically renew, or that we will be able to renew our BP® contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO ® ’s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO ® to obtain crude oil in sufficient quantities would adversely affect its ability to provide fuel to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us.  Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance.

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

The dangers inherent in the storage of fuel could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

We store fuel in storage tanks at our retail locations.  Our operations are subject to significant hazards and risks inherent in storing fuel.  These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.  As a result, any such event could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on information technology (IT) systems to manage numerous aspects of our business transactions and provide information to management.  Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently.  These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, computer viruses and laws and regulations necessitating mandatory upgrades and timelines with which we may not be able to comply.  Any serious disruption could cause our business and competitive position to suffer and adversely affect our operating results.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of January 29, 2010, there were 22,663,515 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2010.

The following table lists all repurchases during the first quarter of fiscal 2010 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 25, 2009 - October 22, 2009	-	$-	-	$-
October 23, 2009 - November 26, 2009	35,951	$15.24	-	$-
November 27, 2009 - December 24, 2009	-	$-	-	$-

Total	35,951	$15.24	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 5.                        Other Information.

In December 2009, management concluded that we were required under generally accepted accounting principles to record in the first quarter of fiscal 2010 a pre-tax, non-cash charge of $21.3 million for impairment of the Petro Express® tradename.

We do not expect to be required to make any current or future cash expenditures as a result of the impairment.

The conclusion to record an impairment charge to the Petro Express® tradename was primarily the result of a strategic decision by management to discontinue use of the Petro Express® tradename and to re-brand existing stores currently operating under the Petro Express® tradename.  The decision to re-brand stores operating under the Petro Express® tradename was driven, in part, by a major fuel supplier informing us that it is withdrawing its motor fuels operations in select areas of the East Coast, including all areas where Petro Express® stores are currently located.  The majority of our Petro Express® stores located in the impacted regions will be required to de-brand the retail fuel operations by mid year 2010. As a result, management made a strategic decision to re-brand the retail fuel operations and re-image the operating stores in order to capitalize on synergies in the re-branding process.

See “Part I, Item 1 Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11—Asset Impairments,” which is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	Independent Director Compensation Program, Fifth Amendment January 2010
10.2
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)

10.3
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009)

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	February 2, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Independent Director Compensation Program, Fifth Amendment January 2010
10.2
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)

10.3
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009)

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