Form 10-Q
period 2010-03-25
PANTRY INC
filed 2010-05-04
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,707,475 SHARES
(Class)	(Outstanding at April 30, 2010)

THE PANTRY, INC.

FORM 10-Q

March 25, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 25, 2010	September 24, 2009
		(As adjusted, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$178,504	$169,880
Receivables, net	100,687	92,494
Inventories	136,214	124,524
Prepaid expenses and other current assets	16,319	18,142
Deferred income taxes	13,719	14,959
Total current assets	445,443	419,999
Property and equipment, net	1,006,190	1,028,982
Other assets:
Goodwill	406,599	634,703
Other intangible assets	7,479	29,887
Other noncurrent assets	30,001	40,584
Total other assets	444,079	705,174

Total assets	$1,895,712	$2,154,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,319	$4,317
Current maturities of lease finance obligations	6,800	6,536
Accounts payable	154,335	140,730
Accrued compensation and related taxes	16,243	22,804
Other accrued taxes	18,904	25,164
Self-insurance reserves	30,268	30,904
Other accrued liabilities	39,566	31,386
Total current liabilities	270,435	261,841

Other liabilities:
Long-term debt	770,092	769,563
Lease finance obligations	455,558	458,509
Deferred income taxes	39,521	109,260
Deferred vendor rebates	13,436	17,392
Other noncurrent liabilities	69,475	70,415
Total other liabilities	1,348,082	1,425,139
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,707,475 and 22,523,114 issued and outstanding at March 25, 2010 and September 24, 2009, respectively	227	225
Additional paid-in capital	205,886	204,798
Accumulated other comprehensive deficit, net of deferred income taxes of $1,868 at March 25, 2010 and $2,555 at September 24, 2009	(2,944)	(4,025)
Retained earnings	74,026	266,177
Total shareholders’ equity	277,195	467,175

Total liabilities and shareholders’ equity	$1,895,712	$2,154,155

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
		(As adjusted, see Note 1)		(As adjusted, see Note 1)
Revenues:
Merchandise	$409,267	$389,397	$826,839	$779,513
Fuel	1,268,175	924,240	2,587,001	2,166,605
Total revenues	1,677,442	1,313,637	3,413,840	2,946,118
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	271,044	244,585	552,328	496,020
Fuel cost of goods sold (exclusive of items shown separately below)	1,202,462	868,801	2,464,015	1,981,025
Store operating	130,102	126,677	261,236	257,284
General and administrative	26,816	23,821	48,920	49,836
Goodwill impairment	227,414	—	227,414	—
Other impairment charges	1,681	—	34,318	309
Depreciation and amortization	30,614	26,273	59,583	53,155
Total costs and operating expenses	1,890,133	1,290,157	3,647,814	2,837,629
Income from operations	(212,691)	23,480	(233,974)	108,489
Other income (expense):
Gain on extinguishment of debt	—	3,723	—	4,007
Interest expense, net	(21,813)	(22,059)	(43,568)	(44,859)
Total other expense	(21,813)	(18,336)	(43,568)	(40,852)
Income (loss) before income taxes	(234,504)	5,144	(277,542)	67,637
Income tax benefit (expense)	68,422	(1,341)	85,391	(25,297)
Net income (loss)	$(166,082)	$3,803	$(192,151)	$42,340
Earnings (loss) per share:
Basic	$(7.44)	$0.17	$(8.62)	$1.91
Diluted	$(7.44)	$0.17	$(8.62)	$1.90

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 25, 2010	March 26, 2009
	(26 weeks)	(26 weeks)
		(As adjusted, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(192,151)	$42,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,583	53,155
Impairment charges	261,732	309
Amortization of convertible note discount	2,689	2,670
(Benefit) provision for deferred income taxes	(69,186)	5,968
Gain on extinguishment of debt	—	(4,007)
Stock-based compensation expense	1,737	3,759
Other	2,725	3,075
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(8,193)	37,168
Inventories	(11,690)	15,875
Prepaid expenses and other current assets	1,670	(1,655)
Other noncurrent assets	(1,169)	653
Accounts payable	13,605	(38,457)
Other current liabilities and accrued expenses	(15,029)	(9,877)
Other noncurrent liabilities	(3,232)	(4,072)
Net cash provided by operating activities	43,091	106,904

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(29,692)	(37,648)
Proceeds from sales of property and equipment	596	2,036
Insurance recoveries	—	103
Acquisitions of businesses, net of cash acquired	(10)	(9)
Net cash used in investing activities	(29,106)	(35,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(2,158)	(44,486)
Repayments of lease finance obligations	(3,145)	(2,705)
Proceeds from lease finance obligations	—	1,350
Proceeds from exercise of stock options	—	29
Other	(58)	6
Net cash used in financing activities	(5,361)	(45,806)
Net increase in cash	8,624	25,580
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,880	217,188
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,504	$242,768
Cash paid during the period:
Interest	$40,017	$43,627
Income taxes	$ —	$23,431
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$ 458	$ —
Accrued purchases of property and equipment	$8,902	$4,989

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of March 25, 2010, and for the three and six months ended March 25, 2010 and March 26, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 24, 2009 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2009.

Our results of operations for the three and six months ended March 25, 2010 and March 26, 2009 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2010” refer to our current fiscal year, which ends on September 30, 2010, references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009 and references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2010 is a 53 week year. Fiscal 2009 and fiscal 2008 were 52 week years.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  Impairment charges previously included in general and administrative expenses in our condensed consolidated statements of operations are now separately disclosed as impairment charges.  Amounts previously included in miscellaneous expense are now included in general and administrative expenses.  Amounts previously included in excess income tax benefits from stock-based compensation arrangements in our condensed consolidated statements of cash flows have now been included in other financing activities.

The Pantry

As of March 25, 2010, we operated 1,649 convenience stores located in Florida (420), North Carolina (383), South Carolina (282), Georgia (131), Alabama (114), Tennessee (104), Mississippi (100), Virginia (50), Kentucky (29), Louisiana (27), and Indiana (9). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 25, 2010, we operated 239 quick service restaurants within 229 of our locations and 275 of our stores included car wash facilities. Self-service fuel is sold at 1,627 locations, 1,107 of which sell fuel under major oil company brand names including BP®, Chevron ®, CITGO®, Texaco ®, ExxonMobil ® and Shell ®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $208.9 million and $437.5 million for the three and six months ended March 25, 2010, respectively, and $219.0 million and $440.5 million for the three and six months ended March 26, 2009, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 25, 2010 and March 26, 2009, we have increased inventory by capitalizing variances of approximately $14.4 million and $7.1 million, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the “ASC”") Topic 820 (formerly, Statement 157).  ASU 2009-05 was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented.  Early adoption was not permitted.  The provisions of this guidance apply to our 3.0% senior subordinated convertible notes due 2012 (our “convertible notes”).  This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $1.2 million and $2.5 million for the three and six months ended March 26, 2009, respectively and a decrease to gain on extinguishment of debt of $3.0 million and $3.2 million for the three and six months ended March 26, 2009, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

	Three Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain on extinguishment of debt	$6,693	$(2,970)	$3,723
Interest expense, net	(20,883)	(1,176)	(22,059)
Income tax expense	(2,952)	1,611	(1,341)
Net income	6,338	(2,535)	3,803
Earnings per share:
Basic	$0.29	(0.12)	$0.17
Diluted	$0.28	(0.11)	$0.17

	Six Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(42,395)	(2,464)	(44,859)
Income tax expense	(27,481)	2,184	(25,297)
Net income	45,776	(3,436)	42,340
Earnings per share:
Basic	$2.06	(0.15)	$1.91
Diluted	$2.06	(0.16)	$1.90

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$45,776	$(3,436)	$42,340
Amortization of convertible debt discount	—	2,670	2,670
Provision for deferred income taxes	8,152	(2,184)	5,968
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	3,590	(515)	3,075

The debt and equity components recognized for our convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period is 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Contractual coupon interest	$956	$1,089	$1,911	$2,225
Amortization of discount on convertible notes	1,344	1,335	2,689	2,670
Interest expense	$2,300	$2,424	$4,600	$4,895

Effective interest rate	8.4%	8.4%	8.4%	8.4%

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delayed the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us and for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance in our first quarter of fiscal 2010 and the impact of adoption was to increase our disclosures regarding fair value measurements.  See Note 11—Fair Value Measurements for the required disclosure.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010, however there were no acquisitions made during our first six months of fiscal 2010.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We conduct our annual assessment of indefinite-lived intangibles in the fourth quarter of each fiscal year. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise.

In December 2009, management made a strategic decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast. Our Petro Express® stores are located in the impacted regions and the vast majority of the stores will be required to de-brand the retail fuel operations by the end of fiscal 2010. Given the required de-branding, management made a decision to concurrently re-image both the retail fuel operations and the operating stores to capitalize on synergies in the re-branding process. As a result, we performed interim impairment testing of the Petro Express® tradename on December 24, 2009.  We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the six months ended March 25, 2010, which appears in other impairment charges on our condensed consolidated statements of operations. There were no tradename impairments during the six months ended March 26, 2009.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.  Although our market capitalization was less than our book value at certain points since our last annual testing date, the difference was not significant and sustained and was not in excess of a reasonable control premium. We determined that there were no indicators of impairment related to goodwill prior to our annual testing date.

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010.  We operate in one reporting unit therefore all of our goodwill is considered enterprise goodwill. The goodwill impairment test is a two-step process.  The first step of the impairment test is a comparison of our fair value to our book value. We determine our fair value by using a combination of income and market approaches. If our fair value exceeds our book value, then our goodwill is not considered impaired and no additional analysis is required.  However, if our book value is greater than our fair value, we must complete a second step to determine if our goodwill is impaired.

The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value.  The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment.  If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value.  The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the impairment test date.  The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements. See Note 11—Fair Value Measurements for a further description of the fair value measurement process.

As a result of our annual impairment testing conducted in the second quarter of fiscal 2010 we determined that our book value exceeded our fair value under step one and that the carrying value of our goodwill exceeded its implied fair value under step two. Accordingly, we recorded a non-cash pre-tax impairment charge of approximately $227.4 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the May 13, 2008 goodwill impairment test. The non-cash impairment charge has no direct impact on our cash flows, liquidity or debt covenants and will not result in any current or future cash expenditures. We also recorded a tax benefit of $65.3 million in relation to the goodwill impairment. See Note 10—Asset Impairments for more information.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 24, 2009 and the activity thereafter through March 25, 2010, (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.7	30.1
Balance at September 24, 2009	$634,703	$21,250	$5,650	$1,928	$12,728
Purchase accounting adjustments (1)	(690)	—	—	—	—
Impairment charges	(227,414)	(21,250)	—	—	—

Balance at March 25, 2010	$406,599	$ —	$5,650	$1,928	$12,728

Accumulated amortization at September 24, 2009			$(3,988)	$(1,049)	$(6,632)
Amortization			(475)	(76)	(607)

Accumulated amortization at March 25, 2010			$(4,463)	$(1,125)	$(7,239)
Net book value	$406,599	$ —	$1,187	$803	$5,489

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of March 25, 2010 is as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$729
2011	1,203
2012	389
2013	345
2014	334
Thereafter	4,479
Total estimated amortization expense	$7,479

NOTE 3—COMMITMENTS AND CONTINGENCIES

As of March 25, 2010, we were contingently liable for outstanding letters of credit in the amount of approximately $84.7 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants subsequently filed a motion with the court to certify an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit. Plaintiffs’ motions for class certification, which defendants have opposed, remain pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

 On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion was granted and subsequently consolidated with the Chism matter, at least for discovery purposes. We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits.  However, while we continue to deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on April 5, 2010, we reached a proposed settlement in principle with class counsel, which, if approved, will resolve both matters. The proposed settlement will establish a settlement fund of $3 million, from which payments will be made to settlement class members (plaintiffs currently in the case and those who choose to opt-in pursuant to notice that will be issued), class counsel, and the Claims Administrator. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approval. Because it is not possible to predict whether or when the court will approve the proposed settlement, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred a one time charge in the second quarter of fiscal 2010 of $3.1 million for the proposed settlement and associated costs.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  The plaintiff seeks class action status and alleges that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  The plaintiff seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to the theories alleged in the lawsuit, and intend to vigorously defend against the claims, including plaintiffs' efforts to certify as a class.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 25, 2010, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $24 thousand and $13.4 million, respectively. As of September 24, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $16 thousand and $17.4 million, respectively.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 25, 2010, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of March 25, 2010, environmental reserves of approximately $1.1 million and $22.1 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 279 and 268 known contaminated sites as of March 25, 2010 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $20.7 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $2.6 million for remediation, tank removal and litigation. Also, as of March 25, 2010 and September 24, 2009, there were an additional 504 and 513 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.5% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of March 25, 2010, anticipated reimbursements of $21.0 million are recorded as other noncurrent assets and $5.7 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP®  branded product purchased and the minimum volume requirement. We did not meet the requirement for the one-year period ending September 30, 2009. While the amount owed to BP® is still being negotiated, the final amount, if any, we will be required to reimburse BP® is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2010 is approximately 582 million gallons of BP® branded product.  Based on current forecasts, we anticipate the shortfall, if any, to the minimum volume requirements to be immaterial for the one-year period ended September 30, 2010.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 25, 2010	September 24, 2009
		(As adjusted, see Note 1)
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$416,942	$419,076
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi- annually at 3.0%	125,975	125,975
Other notes payable; various interest rates and maturity dates	182	206

Total long-term debt	790,099	792,257
Less—current maturities	(4,319)	(4,317)

Less—unamortized debt discount	(15,688)	(18,377)
Long-term debt, net of current maturities and unamortized debt discount	$770,092	$769,563

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

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the first quarter of fiscal 2010, so the applicable margins on our term loans during the second quarter of fiscal 2010 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

As of March 25, 2010, there were no outstanding borrowings under our revolving credit facility and we had approximately $84.7 million of standby letters of credit issued under the facility. As a result, we had approximately $140.3 million in available borrowing capacity under our revolving credit facility (approximately $35.3 million of which was available for issuance of letters of credit). The letters of credit primarily

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.23% on February 26, 2010. As of March 25, 2010, we were in compliance with the covenants and restrictions contained in our senior credit facility.

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

As of March 25, 2010, we had outstanding $126.0 million of convertible notes. During the second quarter of fiscal 2009, we repurchased approximately $23.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $3.1 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of March 25, 2010, our closing stock price was $12.44. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 3,206,278.

The remaining annual maturities of our long-term debt as of March 25, 2010 are as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$2,159
2011	4,321
2012	4,325
2013	130,294
2014	649,000
Total principal payments	$790,099

The fair value of our indebtedness approximated $751.0 million at March 25, 2010. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings.

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value March 25, 2010	Fair Value September 24, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$1,242	$1,272
Interest rate contracts	Other noncurrent liabilities	$3,571	$5,308

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for the Three Months Ended		Pre-tax Loss for the Six Months Ended
		March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(1,463)	$(2,066)	$(3,099)	$(2,176)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Six Months Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion) Six Months Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six Months Ended
	March 25, 2010	March 26, 2009		March 25, 2010	March 26, 2009		March 25, 2010	March 26, 2009
Interest rate contracts	$(814)	$(6,233)	Interest expense, net	$(1,895)	$(1,331)	N/A	$ —	$ —

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

At March 25, 2010, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $1.2 million and $3.6 million, respectively. At September 24, 2009, other accrued liabilities and other noncurrent liabilities included derivative liabilities of approximately $1.3 million and $5.3 million, respectively.  Cash flow hedges at March 25, 2010 represent interest rate swaps with a notional amount of $200.0 million, a weighted-average pay rate of 3.11% and have various settlement dates, the latest of which is October 2011.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—STOCK COMPENSATION PLANS

During the first six months of fiscal 2010, we granted options to purchase 81 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $479 thousand, which will be amortized to expense over the options’ requisite service periods. During the first six months of fiscal 2010, we granted 167 thousand shares of restricted stock with an aggregate fair value of $2.3 million, which will be amortized over the requisite service period. We recognized $1.7 million (of which $1.0 million related to restricted stock) and $3.8 million (of which $1.3 million related to restricted stock) in stock-based compensation expense in general and administrative expenses during the six months ended March 25, 2010 and March 26, 2009, respectively.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Net income (loss)	$(166,082)	$3,803	$(192,151)	$42,340
Other comprehensive income:
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $(241), $(188), $(687) and $3,116, respectively)	379	297	1,081	(4,902)

Comprehensive income (loss)	$(165,703)	$4,100	$(191,070)	$37,438

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Unrealized losses on qualifying cash flow hedges	$(516)	$(966)	$(814)	$(6,233)
Reclassification adjustment recorded as an increase in interest expense	895	1,263	1,895	1,331

Net unrealized gains (losses) on qualifying cash flow hedges	$379	$297	$1,081	$(4,902)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—INTEREST EXPENSE, NET AND GAIN ON EXTINGUISHMENT OF DEBT

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Interest on long-term debt, including amortization of deferred financing costs	$8,084	$8,517	$16,096	$19,992
Interest on lease finance obligations	10,931	10,706	21,747	21,271
Interest rate swap settlements	1,464	2,066	3,100	2,176
Amortization of convertible note discount	1,344	1,335	2,689	2,670
Capitalized interest	3	(86)	(14)	(171)
Miscellaneous	13	13	24	36

Subtotal: Interest expense	21,839	22,551	43,642	45,974
Interest income	(26)	(492)	(74)	(1,115)

Interest expense, net	$21,813	$22,059	$43,568	$44,859
Gain on extinguishment of debt	—	(3,723)	—	(4,007)
Total interest expense, net and gain on extinguishment of debt	$21,813	$18,336	$43,568	$40,852

NOTE 9—EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, unvested restricted stock, stock options and convertible notes using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Net income (loss)	$(166,082)	$3,803	$(192,151)	$42,340
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,324	22,221	22,301	22,217
Earnings (loss) per share—basic	$(7.44)	$0.17	$(8.62)	$1.91
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,324	22,221	22,301	22,217
Dilutive impact of options	—	27	—	24
Weighted-average shares and potential dilutive shares outstanding	22,324	22,248	22,301	22,241
Earnings (loss) per share—diluted	$(7.44)	$0.17	$(8.62)	$1.90

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.3 million and 1.4 million  for the three months ended March 25, 2010 and March 26, 2009, respectively, and 1.3 million and 1.5 million for the six months ended March 25, 2010 and March 26, 2009, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10— ASSET IMPAIRMENTS

During the first six months of fiscal 2009, we recorded the following asset impairments:

Goodwill and tradenames.  See Note 2—Goodwill and Other Intangible Assets above for a discussion of impairment charges related to our goodwill and tradenames.

Land parcels.  In December 2009, management made a strategic decision not to develop stores on certain land parcels that we own.  As a result, the carrying values of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $7.8 million during the six months ended March 25, 2010. There were no land parcels impaired during the six months ended March 26, 2009.

Operating stores.  In the six months ended March 25, 2010 and March 26, 2009, we tested our operating stores for impairment.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $1.7 million and $0 during the three months ended March 25, 2010 and March 26, 2009, respectively, and $5.3 million and $309 thousand for the six months ended March 25, 2010 and March 26, 2009, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.  The impairment charges recorded during the three and six months ended March 25, 2010 and March 26, 2009 are presented in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Goodwill	$ 227,414	$ —	$ 227,414	$ —
Tradenames	—	—	21,250	—
Land	—	—	7,769	—
Operating stores	1,681	—	5,299	309
Impairment charges	$ 229,095	$ —	$ 261,732	$309

NOTE 11—FAIR VALUE MEASUREMENTS

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 5—Derivative Financial Instruments in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	March 25, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(4,813)	—	$(4,813)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 24, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(6,580)	—	$(6,580)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

During the six months ended March 25, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition, except as it relates to impairment of intangible assets and long-lived tangible assets as described in Note 2—Goodwill and Other Intangible Assets and Note 10—Asset Impairments in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In determining the impairment of goodwill, we determined fair value using a combination of income and market approaches.  The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth, cash flows, market multiples and discount rates.  Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions.  These types of analyses contain uncertainties because they require us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies.  We classify these measurements as Level 3.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at March 25, 2010.

	Fair Value Measurements – Non-recurring Basis
	Goodwill	Tradenames (1)	Land (2)	Operating stores (2)
For the three months ended March 25, 2010:
Fair value measurement	$406,599	$ —	$ —	$2,242
Carrying amount	634,013	—	—	3,923
Realized loss	$(227,414)	$ —	$ —	$(1,681)

For the six months ended March 25, 2010:
Fair value measurement	$406,599	$ —	$10,194	$6,738
Carrying amount	634,013	21,250	17,963	12,037
Realized loss	$(227,414)	$(21,250)	$(7,769)	$(5,299)

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 4—Long-Term Debt in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

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

Safe Harbor Discussion

This report, including, without limitation, this Management’s Discussion and Analysis, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, rebranding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in crude oil and wholesale petroleum costs;

•	political conditions in crude oil producing regions and global demand;

•	changes in credit card expenses;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	legal, technological, political and scientific developments regarding climate change;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	federal and state regulation of tobacco products;

•	unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores;

•	financial leverage and debt covenants;

•	federal and state environmental and other laws and regulations;

•	dependence on one principal supplier for merchandise and two principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting;

•	disruptions of our information technology (“IT”) systems; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 4, 2010. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net loss for the second quarter of fiscal 2010 was $166.1 million, or $7.44 per share, which included the non-cash after-tax impact of impairment charges of $164.2 million or $7.35 per share, compared to net income of $3.8 million, or $0.17 per share for the second quarter of fiscal 2009. Our results for the second quarter include a non-cash goodwill impairment charge of $162.1 million, or $7.26 per share. This charge  does not impact the day to day conduct of the business and does not reflect our overall confidence in the long-term shareholder value potential of our strategic initiatives.

Our merchandise business held up reasonably well in the quarter, in light of the challenging conditions. Comparable store merchandise sales increased 3.6% and as the weather normalized late in the quarter, we began seeing meaningful improvements in merchandise sales performance.  Merchandise margin for the quarter of 33.8% declined as expected on a year-over-year basis but improved 120 basis points sequentially from our first quarter of fiscal 2010. We executed some targeted pricing adjustments in the first quarter of fiscal 2010 and expect continued merchandise margin improvement through the balance of the fiscal year.

Fuel gross profits were 14.0 cents per gallon in the second quarter of fiscal 2010 compared to 11.2 cents per gallon in the corresponding period a year ago. Difficult driving conditions in January and February contributed to a 3.0% decline in miles driven across the 11 states in which we do business. This compares to a relatively flat year-on-year change for the previous quarter. The soft fuel demand coupled with lower fuel margins in January caused us to heighten our focus on fuel margin improvement over the remainder of the quarter. While this resulted in some added pressure to our retail fuel volumes, the net result was an over 18% increase in our fuel gross profits in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Going forward, we plan to continue to seek the optimal balance of gallons and margin with the objective of improving gross profit contribution over time which includes the implementation of our new KSS fuel pricing system.

We remain encouraged with the long-term profit potential from our ongoing information technology initiatives. Our Point of Sale system upgrades are slightly ahead of schedule and we anticipate completing these upgrades by the end of May. In addition to ensuring compliance with consumer data security requirements, these new systems will provide us with enhanced operational capabilities. Our Workforce Management System initiative is also on track. This initiative will help our efforts to reduce non value-added activities, thereby allowing our store-level associates to focus on delivering a fast, friendly and clean shopping experience. The system is designed to improve efficiency and effectiveness by supporting task management, time and attendance tracking and labor scheduling among other things.

As part of our store “Fresh” initiative, we have begun construction in several North Carolina stores.  The bulk of this initiative is focused on improving the breakfast, lunch and snack experiences, with coffee as the anchor.  All stores will be highlighted by a repositioned and significantly improved Bean Street Coffee program. We are also increasing associate training to ensure our guests receive great customer care along with great food service offerings. Coupled with broader assortment of fresh pastries, breakfast sandwiches and fresh fruit we believe we are taking important first steps toward becoming a destination for the on-the-go breakfast occasion.  We are also committed to reimaging our stores and are addressing this with a new inside re-imaging package that will be applied on an as-needed basis. We believe that on-the-go meals and snacks represent a critical strategic growth corridor for us and we plan to pursue this strategy in a disciplined fashion.

Market and Industry Trends

While the U.S. and global economies have continued to shown signs of recovery, in our markets unemployment rates averaged 11.3% for the second quarter of fiscal 2010 compared to a national average of 9.7%.  Partially as a result of the unusually harsh weather conditions in the Southeast, miles driven in our markets declined 3.0% in the first two months of our second quarter of fiscal 2010, which resulted in lower demand for our fuel.

During the second quarter of fiscal 2010, crude oil prices traded in a very narrow range from a low of $71 per barrel to a high of $83 per barrel. Such minimal volatility tends to constrict margins. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 25, 2010 and March 26, 2009 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Selected financial data:
Merchandise gross profit[1]	$138,223	$144,812	$274,511	$283,493
Merchandise margin	33.8%	37.2%	33.2%	36.4%
Retail fuel data:
Gallons (in millions)	467.5	492.2	985.6	991.9
Margin per gallon	$0.140	$0.112	$0.124	$0.186
Retail price per gallon	$2.69	$1.84	$2.60	$2.14
Total fuel gross profit (1)	$65,713	$55,439	$122,986	$185,580
Comparable store data:
Merchandise sales increase (decrease) (%)	3.6%	1.3%	4.4%	(0.9%)
Merchandise sales increase (decrease)	$13,682	$4,718	$33,718	$(6,991)
Fuel gallons (decrease) increase (%)	(7.5%)	(6.4%)	(3.3%)	(6.9%)
Fuel gallons (decrease) increase	(36,717)	(33,041)	(32,649)	(71,261)
Number of stores:
End of period	1,649	1,647	1,649	1,647
Weighted-average store count	1,655	1,648	1,661	1,650

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended March 25, 2010 Compared to the Three Months Ended March 26, 2009

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 3.6%, or $13.7 million and merchandise revenue from newly constructed and acquired stores since the beginning of the second quarter of fiscal 2009 of $10.5 million, partially offset by lost revenue from closed stores of $4.3 million. The increase in merchandise revenue was primarily due to increased cigarette revenue as a result of higher excise taxes. The decrease in merchandise gross profit is primarily attributable to softer sales in packaged beverages and services and a large decrease in cigarette gross margin.  Cigarette gross margin in the second quarter of fiscal 2009 benefited from manufacturers taking wholesale price increases in March in advance of the federal excise tax increase.  We passed the price increases along to our consumers while the majority of our inventory remained at a lower cost.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 46.2% increase in the average retail price per gallon to $2.69, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the second quarter of fiscal 2010 decreased 24.8 million gallons, or 5.0%, from the second quarter of fiscal 2009.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 36.7 million gallons, or 7.5%. The decrease in comparable store fuel gallons sold was primarily due to abnormally cold weather during the first two months of our second fiscal quarter which impacted miles driven and our efforts to optimize fuel margin dollars which added pressure to our retail fuel volumes.

The increase in fuel gross profit is primarily attributable to the 2.8 cent increase in retail gross profit per gallon to 14.0 cents for the second quarter of fiscal 2010 from 11.2 cents in the second quarter of fiscal 2009. The increase in retail gross profit per gallon is primarily due to our continued heightened focus on fuel margin improvement over the quarter.  We plan to continue to seek the optimal balance of gallons and margin with the objective of improving fuel gross profit contribution. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 5.2 cents per retail gallon and 4.0 cents per retail gallon for the three months ended March 25, 2010 and March 26, 2009, respectively.

Store Operating. Store operating expenses for the second quarter of fiscal 2010 increased $3.4 million, or 2.7%, from the second quarter of fiscal 2009. Although our average store count for the second quarter of fiscal 2010 was relatively unchanged from the second quarter of fiscal 2009, we closed lower volume stores and added stores with higher average volumes which increased store operating expenses by approximately $1.9 million.  In addition, we were adversely impacted by higher state unemployment taxes in Florida and expenses related to the rollout of our wide area network.

General and Administrative. General and administrative expenses for the second quarter of fiscal 2010 increased $3.0 million or 12.5%. The increase was primarily due to a charge of $3.1 million related to the proposed settlement of employment related class action lawsuits.

Depreciation and Amortization. Depreciation and amortization expenses for the second quarter of fiscal 2010 increased $4.3 million, or 16.5%, from the second quarter of fiscal 2009. The increase is primarily due to accelerating the depreciable lives of certain assets related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges. In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010.  We concluded that our book value was greater than our fair value and that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $227.4 million. There were no goodwill impairment charges for the quarter ended March 26, 2009.  See Note 2—Goodwill and Other Intangible Assets, Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $3.7 million during the second quarter of fiscal 2009 represents a gain on the buyback of approximately $23.0 million in principal amount of our 3.0% senior subordinated convertible notes due 2012 (“convertible notes”) and $3.0 million in principal amount of our 7.75% senior subordinated notes due 2014 (“senior subordinated notes”). We recognized a gain of $3.4 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the second quarter of fiscal 2010 was $21.8 million compared to $22.1 million for the second quarter of fiscal 2009. This decrease is primarily due to lower weighted average outstanding borrowings.

Six Months Ended March 25, 2010 Compared to the Six Months Ended March 26, 2009

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 4.4%, or $33.7 million and merchandise revenue from newly constructed and acquired stores since the beginning of fiscal 2009 of $21.1 million, partially offset by lost revenue from closed stores of $7.2 million. The decrease in merchandise gross profit is primarily attributable to a 320 basis point decrease in merchandise gross margin to 33.2% for the first six months of fiscal 2010 compared to 36.4% for the first six months of fiscal 2009. The decrease in merchandise gross margin was primarily due to reduced margins on cigarettes and other tobacco products due to excise tax increases, a mix shift toward tobacco products and lower margins in the grocery category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 21.5% increase in the average retail price per gallon to $2.60, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the first six months of fiscal 2010 decreased 6.3 million gallons, or 0.6%, from the six months of fiscal 2009.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 32.6 million gallons, or 3.3%. The decrease in comparable store fuel gallons sold was primarily due to abnormally cold weather during the second quarter of fiscal 2010 and our heightened efforts to optimize fuel gross profit contribution which pressured volume.

The decrease in fuel gross profit is primarily attributable to the 6.2 cent decrease in retail gross profit per gallon to 12.4 cents for the first six months of fiscal 2010 from 18.6 cents in the six months of fiscal 2009. The decrease in retail gross profit per gallon is primarily due to an unusually high fuel margin in the first quarter of fiscal 2009. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 4.8 cents per retail gallon and 4.3 cents per retail gallon for the six months ended March 25, 2010 and March 26, 2009, respectively.

Store Operating. Store operating expenses for the first six months of fiscal 2010 increased $4.0 million, or 1.5%, from the first six months of fiscal 2009. The increase in store operating costs is primarily a result of an increase in store count.  In addition, we closed lower volume stores and added stores with higher average volumes which increased store operating expenses.

General and Administrative. General and administrative expenses for the first six months of fiscal 2010 decreased $916 thousand or 1.8%. The decrease was due primarily to reduced employee compensation related expenses partially offset by a $3.1 million charge related to the proposed settlement of employment class action lawsuits.

Depreciation and Amortization. Depreciation and amortization expenses for the first six months of fiscal 2010 increased $6.4 million, or 12.1%, from the first six months of fiscal 2009. The increase is primarily due to accelerating depreciable lives of certain assets in our first quarter of fiscal 2010 related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.  During the six months ended March 25, 2010, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write off the carrying value of the tradename of approximately $21.3 million. There were no tradename impairments during the six months ended March 26, 2009. See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the six months ended March 25, 2010. There were no land parcels impaired during the six months ended March 26, 2009. See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $5.3 million and $309 thousand during the six months ended March 25, 2010 and March 26, 2009, respectively. See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010.  We concluded that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $227.4 million. There were no goodwill impairment charges for the quarter ended March 26, 2009.  See Note 2—Goodwill and Other Intangible Assets in “Part I Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Gain on Extinguishment of Debt. The gain on extinguishment of debt of $4.0 million during the six months of fiscal 2009 represents a gain on the buyback of approximately $24.0 million of our convertible notes and $3.0 million of our senior subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first six months of fiscal 2010 was $43.6 million compared to $44.9 million for the first six months of fiscal 2009. This decline is primarily due to lower weighted average outstanding borrowings.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of March 25, 2010 was $175.0 million. Cash provided by operating activities decreased to $43.1 million for the first six months of fiscal 2010 compared to $106.9 million for the first six months of fiscal 2009. The decrease in cash flow from operations is primarily due to the decline in income from operations excluding the non-cash impairment charges. We had $178.5 million of cash and cash equivalents on hand at March 25, 2010.

Capital Expenditures. Capital expenditures (excluding accrued purchases) for the first six months of fiscal 2010 were $29.7 million.  Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that net capital expenditures for fiscal 2010 will be approximately $80 million to $90 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2010, net cash used in financing activities was $5.4 million, of which $2.2 million was used to repay long-term debt and $3.1 million was used to repay lease finance obligations.  As of March 25, 2010, our debt consisted primarily of $416.9 million in loans under our senior credit facility, $247.0 million of outstanding senior subordinated notes and $126.0 million of outstanding convertible notes. As of March 25, 2010, we also had outstanding $461.9 million of lease finance obligations.

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

As of March 25, 2010, we had no outstanding borrowings under our revolving credit facility and approximately $84.7 million of standby letters of credit had been issued. As of March 25, 2010, we had approximately $140.3 million in available borrowing capacity under the revolving credit facility (approximately $35.3 million of which was available for issuances of letters of credit).

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

Shareholders’ Equity. As of March 25, 2010, our shareholders’ equity totaled $277.2 million. The $190.0 million decrease from September 24, 2009 is primarily attributable to the net loss in the six months of fiscal 2010 of $192.2 million, partially offset by the $1.1 million increase in both additional paid-in capital and unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of March 25, 2010, we had approximately $140.3 million in available borrowing capacity under our revolving credit facility, approximately $35.3 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first quarter of fiscal 2009, we purchased approximately $1.0 million of our convertible notes on the open market. During the second quarter of fiscal 2009 we purchased $23.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our senior subordinated notes on the open market. These purchases did not have a material effect on our liquidity, financial condition or results of operations.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the “ASC”") Topic 820 (formerly, Statement 157).  ASU 2009-05 was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented.  Early adoption was not permitted. The provisions of this guidance apply to our convertible notes.  This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $1.2 million and $2.5 million for the three and six months ended March26, 2009, respectively and a decrease to gain on extinguishment of debt of $3.0 million and $3.2 million for the three and six months ended March 26, 2009, respectively.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

	Three Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain on extinguishment of debt	$6,693	$(2,970)	$3,723
Interest expense, net	(20,883)	(1,176)	(22,059)
Income tax expense	(2,952)	1,611	(1,341)
Net income	6,338	(2,535)	3,803
Earnings per share:
Basic	$0.29	(0.12)	$0.17
Diluted	$0.28	(0.11)	$0.17

	Six Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(42,395)	(2,464)	(44,859)
Income tax expense	(27,481)	2,184	(25,297)
Net income	45,776	(3,436)	42,340
Earnings per share:
Basic	$2.06	(0.15)	$1.91
Diluted	$2.06	(0.16)	$1.90

	Six Months Ended March 26, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$45,776	$(3,436)	$42,340
Amortization of convertible debt discount	—	2,670	2,670
Provision for deferred income taxes	8,152	(2,184)	5,968
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	3,590	(515)	3,075

The debt and equity components recognized for our convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period is 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	Three Months Ended		Six Months Ended
	March 25, 2010	March 26, 2009	March 25, 2010	March 26, 2009
Contractual coupon interest	$956	$1,089	$1,911	$2,225
Amortization of discount on convertible notes	1,344	1,335	2,689	2,670
Interest expense	$2,300	$2,424	$4,600	$4,895

Effective interest rate	8.4%	8.4%	8.4%	8.4%

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, which was primarily codified into Topic 820 in the ASC, which delayed the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us and for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance in our first quarter of fiscal 2010 and the impact of adoption was to increase our disclosures regarding fair value measurements.  See Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” for the required disclosure.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010, however there were no acquisitions made during our first six months of fiscal 2010.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2009, we consider our policies on insurance liabilities, long-lived assets and closed stores, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the period ended March 25, 2010 except for the addition of accounting for goodwill as a critical accounting policy.

Goodwill.  We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements. Although our market capitalization was less than our book value at certain points since our last annual testing date, the difference was not significant and sustained and was not in excess of a reasonable control premium. We determined that there were no indicators of impairment related to goodwill prior to our annual testing date.

The goodwill impairment test is a two-step process.  The first step of the impairment test is a comparison of our fair value to our book value. If our book value is higher than fair value there is an indication that impairment exists and the second step must be performed to measure the impairment, if any. The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value.  The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment.  If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value. The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the impairment test date. The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements. See Note 11—Fair Value Measurements for a further description of the fair value measurement process.

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010. We operate in one reporting unit therefore all of our goodwill is considered enterprise goodwill. We determine our fair value by using a combination of income and market approaches. The income approach uses our projection of estimated operating results and cash flows as discounted using a weighted average cost of capital that reflects current market conditions. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions.  The discounted cash flow analysis incorporates our historical operating performance, as adjusted for our annual business plan and

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

other forecasted results of approximately five years. In determining our forecasted results and projected cash flows, we consider the expected impact of known economic, industry and market trends, as well as the expected impact from planned business initiatives, including potential acquisitions and our in-store initiatives. The market approach provides indications of value based upon comparisons to market values and pricing evidence of public companies involved in the same or similar lines of businesses. Market ratios (pricing multiples) and performance fundamentals relating to the public companies’ market capitalization or enterprise values to certain underlying fundamental data are incorporated into our fair value.

The result of our step one test indicated that our book value exceeded our fair value. The fair value was calculated using an equally weighted average of the income and market approaches. This resulted in a value significantly in excess of our market capitalization.  We concluded that the fair value was appropriate by comparing it to our market capitalization and applying a reasonable control premium. Accordingly, we were required to proceed to step two of our goodwill impairment assessment.  In step two of the test, we estimated the fair value of our assets and liabilities in the same manner as if we were being acquired in a business combination. We selected the fair values based on our observations and knowledge of methodologies typically and currently utilized by market participants, the structure and characteristics of the asset or liability in terms of cash flows and the availability and reliability of significant inputs required for a selected methodology and comparative data to evaluate the outcomes. As a result of this test, we determined that the carrying value of our goodwill exceeded its implied fair value. Accordingly, we recorded a non-cash impairment charge of approximately $227.4 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the May 13, 2008 goodwill impairment test. The non-cash impairment charge has no direct impact on our cash flows, liquidity or debt covenants and will not result in any current or future cash expenditures. We also recorded a tax benefit of $65.3 million in relation to the goodwill impairment.

Taking into account the impairment charge, as of March 25, 2010, we had $406.6 million of goodwill remaining, which represented approximately 21.4% of total assets.  In addition, on that date, our market capitalization was approximately $282.5 million, and our net book value was approximately $277.2 million. Accordingly, we will continue to monitor our market capitalization, along with other operational performance measures and general economic conditions, to determine whether there are indicators of impairment that may require us to test our goodwill for impairment prior to our next annual testing date. A downward trend in one or more of these factors could cause us to reduce our estimated fair value and recognize a corresponding impairment of our goodwill in connection with a future goodwill impairment test.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 25, 2010, including applicable interest rates, are discussed above in “Note 5—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at March 25, 2010. Fair values have been determined based on quoted market prices as of March 25, 2010.

Expected Maturity Date
as of March 25, 2010
(Dollars in thousands)
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total	Fair Value
Long-term debt (fixed)	$24	$52	$56	$126,025	$247,000	$373,157	$351,936
Weighted-average interest rate	6.15%	6.15%	6.15%	7.47%	7.75%	6.53%
Long-term debt (variable)	$2,135	$4,269	$4,269	$4,269	$402,000	$416,942	$399,055
Weighted-average interest rate	3.09%	2.77%	2.04%	1.98%	1.98%	2.34%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 25, 2010, the interest rate on approximately 72.5% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 84.9% at September 24, 2009. The decrease in the fixed portion of our long-term debt for the first six months of fiscal 2010 was due to the settlement of one of our interest rate swap arrangements with a fixed notional amount of $100.0 million. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 25, 2010 would be to change interest expense by approximately $2.2 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	March 25, 2010	September 24, 2009
Notional principal amount	$200,000	$300,000
Weighted-average fixed pay rate	3.11%	3.65%
Weighted-average variable receive rate	0.20%	0.31%
Weighted-average years to maturity	1.03	1.03

As of March 25, 2010, the fair value of our swap agreements represented a net liability of $4.8 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants subsequently filed a motion with the court to certify an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit. Plaintiffs’ motions for class certification, which defendants have opposed, remain pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. As the cases are at an early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

 On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion was granted and subsequently consolidated with the Chism matter, at least for discovery purposes.  We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits.  However, while we continue to deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on April 5, 2010, we reached a proposed settlement in principle with class counsel, which, if approved, will resolve both matters. The proposed settlement will establish a settlement fund of $3 million, from which payments will be made to settlement class members (plaintiffs currently in the case and those who choose to opt-in pursuant to notice that will be issued), class counsel, and the Claims Administrator. No other payments will be made to class members or class counsel. The proposed settlement is subject to court approval. Because it is not possible to predict whether or when the court will approve the proposed settlement we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to these lawsuits. We incurred a one time charge in the second quarter of fiscal 2010 of $3.1 million for the proposed settlement and associated costs.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  The plaintiff seeks class action status and alleges that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  The plaintiff seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to the theories alleged in the lawsuit, and intend to vigorously defend against the claims, including plaintiffs' efforts to certify as a class.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

The convenience store and retail fuel industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, fast food operations and other similar retail outlets.  In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores.  These non-traditional fuel retailers have obtained a significant share of the fuel market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and fuel sales. Increased value consciousness among consumers has accelerated sales declines as consumers turn to dollar stores and big box stores to fulfill needs that were traditionally fulfilled by convenience stores. Additionally, in some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

Over the past three fiscal years, our fuel revenue accounted for approximately 78.2% of total revenues and our fuel gross profit accounted for approximately 31.2% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower fuel gross margin per gallon. During fiscal 2009 and fiscal 2010, increases in the retail price of petroleum products impacted consumer demand for fuel, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Changes in credit card expenses could tighten profit margin, especially on fuel.

A significant portion of our fuel sales involve payment using credit cards.  We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our margins.  Higher fuel prices trigger higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect.  Therefore, credit card fees charged on fuel purchases that are more expensive as a result of higher fuel prices are not necessarily accompanied by higher profit margins.  In fact, such fees may cause lower profit margins.  Lower profit margins on fuel sales caused by higher credit card fees may decrease our overall profit margin and could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Similarly, advanced technology and increased use of "green" automobiles (i.e., those automobiles that do not use petroleum-based fuel or that run on hybrid fuel sources) could drive down demand for gasoline.  Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Approximately 35% of our stores are located in coastal/resort or tourist destinations.  Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If the number of visitors to coastal/resort or tourist locations decreases due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Legal, technological, political and scientific developments regarding climate change may decrease demand for fuel.

Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may decrease the demand for our major product, petroleum-based fuel.  Attitudes toward our product and its relationship to the environment and the “green movement” may significantly affect our sales and ability to market our product.  New technologies developed to steer the public toward non-fuel dependant means of transportation may create an environment with negative attitudes toward fuel, thus affecting the public’s attitude toward our major product and potentially having a material adverse effect on our business, financial condition and results of operations.  Further, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel, which could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2009, Congress gave the Food and Drug Administration (“FDA”), broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”).  The FSPTCA:

•	sets national performance standards for tobacco products;

•	requires manufacturers, with certain exceptions, to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched, after February 15, 2007;

•	requires new and larger warning labels on tobacco products; and

•	requires FDA approval for the use of terms such as “light” or “low tar.”

Under the FSPTCA, the FDA has passed regulations that:

•	prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years; state laws are permitted to set a higher minimum age;

•	prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and

•	prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands names or logos.

Governmental actions and regulations, such as those noted above, as well as statewide smoking bans in restaurants and other public places, combined with the diminishing social acceptance of smoking, declines in the number of smokers in the general population and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. These governmental actions could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States could adversely affect our business.

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

Approximately 35% of our stores are located in coastal/resort or tourist destinations.  Our coastal locations may be particularly susceptible to natural disasters or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. To the extent broad environmental factors, triggered by climate change or otherwise, lead to localized physical effects, disruption in our business or unexpected relocation costs, the performance of stores in these locations could be adversely impacted.

Besides these more obvious consequences of severe weather to our coastal/resort stores, our ability to insure these locations, and the related cost of such insurance, may also impact our business, financial condition and results of operations. Many insurers already have plans in place to address the increased risks that may arise as a result of climate change, with many reducing their near-term catastrophic exposure in both reinsurance and primary insurance coverage along the Gulf Coast and the eastern seaboard.

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

As of March 25, 2010, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of March 25, 2010, the availability under our revolving credit facility for borrowing was approximately $140.3 million (approximately $35.3 million of which was available for issuance of letters of credit).

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

Further, the federal government, including the U.S. Congress, has focused extensively on health care reform legislation and has begun efforts to reform the U.S. health care system.  A comprehensive health care reform law was recently enacted.  At this point, we cannot predict what effect, if any, the reform may have on our business, but a requirement to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, would likely increase our costs and expenses, and such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows.

Legislative and regulatory initiatives regarding climate change and greenhouse gas (“GHG”) emissions have accelerated recently in the United States. GHGs are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. For example, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would control and reduce GHG emissions in the United States by establishing an economy-wide “cap and trade” program. If enacted, the ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products. The U.S. Senate has not passed the ACESA yet and is working on other GHG-reduction legislative options. Further, in December 2009, the EPA issued an endangerment finding that GHGs endanger public health and welfare and that GHG emissions from motor vehicles contribute to the threat of climate change. Although EPA’s endangerment finding does not itself impose any requirements, it does allow EPA to proceed with, among other things, proposed rules regulating GHG emissions from motor vehicles. The EPA’s endangerment finding is being challenged in federal court. If these or other governmental climate change or GHG reduction initiatives are enacted, they could have a material adverse impact on our business, financial position and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

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

BP® and CITGO® supply approximately 66% of our fuel purchases. The initial term of our contract with CITGO® expires August 31, 2010 and our contract with BP® expires September 30, 2012.  At this time, we cannot provide assurance that our contract with CITGO® will automatically renew, or that we will be able to renew our BP® contract upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

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

We are dependent on the continued efforts of our senior management team.  At the end of fiscal 2009, Peter J. Sodini resigned as our President and Chief Executive Officer, and we hired Terrance M. Marks as our new President and Chief Executive Officer. If, for any reason, Mr. Marks or any other of our senior executives do not continue to be active in the management of our company, our business, financial condition and results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Lack of fresh food handling experience among our workforce increases the risk of food borne illness resulting in litigation and reputational damage. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us.  Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance.

Pending SEC matters could adversely affect us.

In fiscal 2005 we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005, as well as a Form 10-K/A on August 31, 2005 restating the transactions. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. Beginning in September 2005, we received requests from the SEC that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. As previously disclosed, we are cooperating with the SEC in this ongoing investigation. We are unable to predict how long this investigation will continue or whether it will result in any adverse action.

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

We rely on IT systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on IT systems to manage numerous aspects of our business transactions and provide information to management.  Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently.  These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, computer viruses and laws and regulations necessitating mandatory upgrades and timelines with which we may not be able to comply.  Any serious disruption could cause our business and competitive position to suffer and adversely affect our operating results.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of April 30, 2010, there were 22,707,475 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed with the SEC a registration statement that covers shares of common stock issuable upon the exercise of stock options outstanding under our 1999 Stock Option Plan, as well as a registration statement that covers up to 2.4 million shares issuable pursuant to share-based awards under our Omnibus Plan, plus any options issued under our 1999 Stock Option Plan that are forfeited or cancelled after March 29, 2007. Generally, shares registered on a registration statement may be sold freely at any time after issuance.

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
10.1
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.2
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)

10.3	Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	May 4, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.2
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)

10.3	Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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