Form 10-Q
period 2010-06-24
PANTRY INC
filed 2010-08-03
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,723,718 SHARES
(Class)	(Outstanding at July 30, 2010)

THE PANTRY, INC.

FORM 10-Q

June 24, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	June 24, 2010	September 24, 2009
		(As adjusted, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$215,276	$169,880
Receivables, net	91,658	92,494
Inventories	133,453	124,524
Prepaid expenses and other current assets	17,765	18,142
Deferred income taxes	12,932	14,959
Total current assets	471,084	419,999
Property and equipment, net	1,002,151	1,028,982
Other assets:
Goodwill	403,193	634,703
Other intangible assets	7,111	29,887
Other noncurrent assets	30,766	40,584
Total other assets	441,070	705,174

Total assets	$1,914,305	$2,154,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,320	$4,317
Current maturities of lease finance obligations	6,968	6,536
Accounts payable	160,621	140,730
Accrued compensation and related taxes	19,648	22,804
Other accrued taxes	23,661	25,164
Self-insurance reserves	31,810	30,904
Other accrued liabilities	41,940	31,386
Total current liabilities	288,968	261,841

Other liabilities:
Long-term debt	756,122	769,563
Lease finance obligations	453,737	458,509
Deferred income taxes	36,131	109,260
Deferred vendor rebates	11,217	17,392
Other noncurrent liabilities	69,912	70,415
Total other liabilities	1,327,119	1,425,139
Commitments and contingencies (Note 3)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,723,718 and 22,523,114 issued and outstanding at June 24, 2010 and September 24, 2009, respectively	227	225
Additional paid-in capital	208,358	204,798
Accumulated other comprehensive deficit, net of deferred income taxes of $1,529 at June 24, 2010 and $2,555 at September 24, 2009	(2,411)	(4,025)
Retained earnings	92,044	266,177
Total shareholders’ equity	298,218	467,175

Total liabilities and shareholders’ equity	$1,914,305	$2,154,155

See Notes to Condensed Consolidated Financial Statements – (unaudited)

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
		(As adjusted, see Note 1)		(As adjusted, see Note 1)
Revenues:
Merchandise	$469,097	$431,144	$1,295,936	$1,210,658
Fuel	1,427,927	1,196,915	4,014,928	3,363,520
Total revenues	1,897,024	1,628,059	5,310,864	4,574,178
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	308,634	280,082	860,962	776,102
Fuel cost of goods sold (exclusive of items shown separately below)	1,347,436	1,146,867	3,811,451	3,127,893
Store operating	133,405	125,393	394,641	382,677
General and administrative	23,508	27,149	72,428	76,986
Goodwill impairment	3,406	—	230,820	—
Other impairment charges	—	1,516	34,318	1,825
Depreciation and amortization	29,889	26,474	89,472	79,628
Total costs and operating expenses	1,846,278	1,607,481	5,494,092	4,445,111
Income from operations	50,746	20,578	(183,228)	129,067
Other income (expense):
Gain (loss) on extinguishment of debt	(786)	—	(786)	4,007
Interest expense, net	(21,731)	(22,203)	(65,299)	(67,062)
Total other expense	(22,517)	(22,203)	(66,085)	(63,055)
Income (loss) before income taxes	28,229	(1,625)	(249,313)	66,012
Income tax benefit (expense)	(10,211)	876	75,180	(24,421)
Net income (loss)	$18,018	$(749)	$(174,133)	$41,591
Earnings (loss) per share:
Basic	$0.81	$(0.03)	$(7.80)	$1.87
Diluted	$0.80	$(0.03)	$(7.80)	$1.87

See Notes to Condensed Consolidated Financial Statements – (unaudited)

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 24, 2010	June 25, 2009
	(39 weeks)	(39 weeks)
		(As adjusted, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(174,133)	$41,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,472	79,628
Impairment charges	265,138	1,825
Amortization of convertible note discount	4,034	4,005
(Benefit) provision for deferred income taxes	(72,128)	4,818
Loss (Gain) on extinguishment of debt	786	(4,007)
Stock-based compensation expense	2,747	5,378
Other	4,146	3,871
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	836	27,357
Inventories	(8,929)	6,605
Prepaid expenses and other current assets	178	(3,637)
Other noncurrent assets	(2,316)	(1,015)
Accounts payable	19,891	(15,532)
Other current liabilities and accrued expenses	1,799	1,432
Other noncurrent liabilities	(4,956)	(4,433)
Net cash provided by operating activities	126,565	147,886

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(60,590)	(57,980)
Proceeds from sales of property and equipment	2,502	4,118
Insurance recoveries	—	103
Acquisitions of businesses, net of cash acquired	(10)	(47,730)
Net cash used in investing activities	(58,098)	(101,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments and repurchases of long-term debt, including redemption premiums	(18,135)	(45,565)
Repayments of lease finance obligations	(4,797)	(4,179)
Proceeds from lease finance obligations	—	1,350
Proceeds from exercise of stock options	27	296
Other	(166)	(80)
Net cash used in financing activities	(23,071)	(48,178)
Net increase (decrease) in cash and cash equivalents	45,396	(1,781)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	169,880	217,188
CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,276	$215,407
Cash paid during the period:
Interest	$56,238	$60,519
Income taxes	$ —	$23,787
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$ 458	$3,658
Accrued purchases of property and equipment	$4,742	$5,862

See Notes to Condensed Consolidated Financial Statements – (unaudited)

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of June 24, 2010, and for the three and nine months ended June 24, 2010 and June 25, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 24, 2009 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2009.

Our results of operations for the three and nine months ended June 24, 2010 and June 25, 2009 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  Impairment charges previously included in general and administrative expenses or depreciation and amortization in our condensed consolidated statements of operations are now separately disclosed as impairment charges.  Amounts previously included in miscellaneous expense are now included in general and administrative expenses.  Amounts previously included in excess income tax benefits from stock-based compensation arrangements in our condensed consolidated statements of cash flows have now been included in other financing activities.

The Pantry

As of June 24, 2010, we operated 1,642 convenience stores located in Florida (415), North Carolina (382), South Carolina (281), Georgia (131), Alabama (114), Tennessee (104), Mississippi (100), Virginia (50), Kentucky (29), Louisiana (27), and Indiana (9). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In addition, we are currently in the process of adding certain fresh food and expanded coffee offerings to several of our stores. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 24, 2010, we operated 243 quick service restaurants within 234 of our locations and 275 of our stores included car wash facilities. Self-service fuel is sold at 1,624 locations, 1,102 of which sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, Texaco®, ExxonMobil® and Shell®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Excise Taxes

We collect and remit federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $229.2 million and $666.4 million for the three and nine months ended June 24, 2010, respectively, and $234.9 million and $675.5 million for the three and nine months ended June 25, 2009, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods we record any projected increases or decreases through cost of goods sold through the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 24, 2010 and June 25, 2009, we have increased inventory by capitalizing variances of approximately $10.9 million and $6.4 million, respectively. At the end of any fiscal year, the entire variance is absorbed during the year into cost of goods sold.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method. This update requires entities to provide fair value measurement disclosures for each class of financial assets and liabilities. This update is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  We are currently evaluating this standard update to determine the impact, if any, it will have on our financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under FASB Accounting Standards Codification™  (the “ASC”) Topic 820 (formerly, Statement 157).  ASU 2009-05 was adopted in the first quarter of fiscal 2010 and did not have an impact on our financial statements.

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

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented.  Early adoption was not permitted.  The provisions of this guidance apply to our 3.0% senior subordinated convertible notes due 2012 (our “convertible notes”).  This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $1.3 million and $3.8 million for the three and nine months ended June 25, 2009, respectively and a decrease to gain on extinguishment of debt of $3.2 million for the nine months ended June 25, 2009.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

	Three Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	(20,908)	(1,295)	(22,203)
Income tax expense	373	503	876
Net income (loss)	43	(792)	(749)
Earnings per share:
Basic	$0.00	(0.03)	$(0.03)
Diluted	$0.00	(0.03)	$(0.03)

	Nine Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain (loss) on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(63,304)	(3,758)	(67,062)
Income tax expense	(27,108)	2,687	(24,421)
Net income (loss)	45,819	(4,228)	41,591
Earnings per share:
Basic	$2.06	(0.19)	$1.87
Diluted	$2.06	(0.19)	$1.87

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$45,819	$(4,228)	$41,591
Amortization of convertible debt discount	—	4,005	4,005
Provision for deferred income taxes	7,505	(2,687)	4,818
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	5,042	(1,171)	3,871

The debt and equity components recognized for our convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period was 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Contractual coupon interest	$941	$956	$2,852	$3,181
Amortization of discount on convertible notes	1,345	1,335	4,034	4,005
Interest expense	$2,286	$2,291	$6,886	$7,186

Effective interest rate	8.4%	8.4%	8.4%	8.4%

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

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  We adopted this guidance in the first quarter of fiscal 2010, however there were no acquisitions made during our first nine months of fiscal 2010.

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

In December 2009, management made a strategic decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast. Our Petro Express stores are located in the impacted regions and the vast majority of the stores will be required to de-brand the retail fuel operations by the end of fiscal 2010. Given the required de-branding, management made a decision to concurrently re-image both the retail fuel operations and the operating stores to capitalize on synergies in the re-branding process. As a result, we performed interim impairment testing of the Petro Express tradename on December 24, 2009.  We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the first quarter of fiscal 2010, which appears in other impairment charges on our condensed consolidated statements of operations. There was approximately $1 million in tradename impairments during the nine months ended June 25, 2009.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.  Although our market capitalization was less than our book value at certain points prior to our annual testing date, the difference was not significant and sustained and was not in excess of a reasonable control premium. We determined that there were no indicators of impairment related to goodwill prior to our annual testing date.

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

As a result of our annual impairment testing conducted in the second quarter of fiscal 2010 we determined that our book value exceeded our fair value under step one and that the carrying value of our goodwill exceeded its implied fair value under step two. Accordingly, we recorded a non-cash pre-tax impairment charge of approximately $227.4 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the May 13, 2008 goodwill impairment test. The non-cash impairment charge has no direct impact on our cash flows, liquidity or debt covenants and will not result in any current or future cash expenditures. In the third quarter of fiscal 2010, we recorded an impairment charge of $3.4 million to increase our goodwill impairment charge that was recorded in the second quarter of fiscal 2010.  With the third quarter adjustment, the total impairment charge to goodwill was $230.8 million for the nine months ended June 24, 2010.  We also recorded a tax benefit of $67.0 million in relation to the goodwill impairment. See Note 10—Asset Impairments for more information.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 24, 2009 and the activity thereafter through June 24, 2010, (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Tradenames	Tradenames	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.7	31.5
Balance at September 24, 2009	$634,703	$21,250	$5,650	$1,928	$12,728
Purchase accounting adjustments (1)	(690)	—	—	—	—
Impairment charges	(230,820)	(21,250)	—	—	—
Balance at June 24, 2010	$403,193	$ —	$5,650	$1,928	$12,728
Accumulated amortization at September 24, 2009			$(3,988)	$(1,049)	$(6,632)
Amortization			(712)	(110)	(704)
Accumulated amortization at June 24, 2010			$(4,700)	$(1,159)	$(7,336)
Net book value	$403,193	$ —	$950	$769	$5,392

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of June 24, 2010 is as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$395
2011	1,202
2012	379
2013	342
2014	334
Thereafter	4,459
Total estimated amortization expense	$7,111

NOTE 3—COMMITMENTS AND CONTINGENCIES

As of June 24, 2010, we were contingently liable for outstanding letters of credit in the amount of approximately $85.7 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request remains pending.  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June, and that request likewise remains pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

  On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion was granted and subsequently consolidated with the Chism matter, at least for discovery purposes.  We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits.  However, while we continue to deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on April 5, 2010, we reached a proposed settlement in principle with class counsel to resolve both matters. The proposed settlement established a settlement fund of $3 million, from which payments will be made to settlement class members (plaintiffs currently in the case and those who choose to opt-in pursuant to notice that will be issued), class counsel, and the Claims Administrator. No other payments will be made to class members or class counsel. On May 19, 2010 the Court approved the proposed settlement and dismissed both the Chism and Gee cases. We incurred a one time charge in the second quarter of fiscal 2010 of $3.1 million for the proposed settlement and associated costs.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 24, 2010, deferred vendor rebates included $11.2 million in unamortized liabilities associated with these payments. As of September 24, 2009, deferred vendor rebates included $17.4 million in unamortized liabilities associated with these payments.

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

Major Oil Companies—we have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2010 to 2017. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased.

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

  Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 24, 2010, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 24, 2010, environmental reserves of approximately $1.1 million and $23.0 million  are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and litigation associated with 285 and 268 known contaminated sites as of June 24, 2010 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $21.9 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend approximately $2.2 million for remediation and litigation. Also, as of June 24, 2010 and September 24, 2009, there were an additional 500 and 513 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.5% to determine the reserve.

We anticipate that we will be reimbursed for expenditures from state trust funds and private insurance. As of June 24, 2010, anticipated reimbursements of $22.3 million are recorded as other noncurrent assets and $6.1 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 24, 2010	September 24, 2009
		(As adjusted, see Note 1)
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$415,875	$419,076
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi- annually at 3.0%	109,868	125,975
Other notes payable; various interest rates and maturity dates	170	206
Total long-term debt	772,913	792,257
Less—current maturities	(4,320)	(4,317)
Less—unamortized debt discount	(12,471)	(18,377)
Long-term debt, net of current maturities and unamortized debt discount	$756,122	$769,563

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

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.5 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement).  At the end of fiscal 2008, our consolidated total leverage ratio was in excess of 3.5 to 1.0, and we were required to make a principal payment of approximately $22.8 million during the first six months of fiscal 2009. We made this payment during the first quarter of fiscal 2009.  No excess cash flow payment was required for the fiscal year ended September 24, 2009.

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.0 to 1.0, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was greater than 4.0 to 1.0 for the second quarter of fiscal 2010, so the applicable margins on our term loans during the third quarter of fiscal 2010 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

As of June 24, 2010, there were no outstanding borrowings under our revolving credit facility and we had approximately $85.7 million of standby letters of credit issued under the facility. As a result, we had approximately $139.3 million in available borrowing capacity under our revolving credit facility (approximately $34.3 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.36% on May 28, 2010. As of June 24, 2010, we were in compliance with the covenants and restrictions contained in our senior credit facility.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

As of June 24, 2010, we had outstanding $109.9 million of convertible notes. During the third quarter of fiscal 2010, we repurchased approximately $16.1 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $786 thousand. During the first nine months of fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $3.3 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of June 24, 2010, our closing stock price was $14.44. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,796,327.

The remaining annual maturities of our long-term debt as of June 24, 2010 are as follows (amounts in thousands):

Fiscal Year Ending September:
2010	$1,080
2011	4,321
2012	4,325
2013	114,187
2014	649,000
Total principal payments	$772,913

The fair value of our indebtedness approximated $724.8 million at June 24, 2010. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value June 24, 2010	Fair Value September 24, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$656	$1,272
Interest rate contracts	Other noncurrent liabilities	$3,284	$5,308

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for the Three Months Ended		Pre-tax Loss for the Nine Months Ended
		June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(1,304)	$(2,256)	$(4,403)	$(4,432)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Nine Months Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI Into Income (Effective Portion) Nine Months Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine Months Ended
	June 24, 2010	June 25, 2009		June 24, 2010	June 25, 2009		June 24, 2010	June 25, 2009
Interest rate contracts	$(1,078)	$(6,513)	Interest expense, net	$(2,692)	$(2,710)	N/A	$ —	$ —

The fair values for our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Cash flow hedges at June 24, 2010 represent interest rate swaps with a notional amount of $140.0 million, a weighted-average pay rate of 3.12% and have various settlement dates, the latest of which is October 2011.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—STOCK COMPENSATION PLANS

During the first nine months of fiscal 2010, we granted options to purchase 81 thousand shares of our common stock at purchase prices equal to the fair market value of the related common stock on the date the options were granted. These options had an aggregate fair value of $479 thousand, which will be amortized to expense over the options’ requisite service periods. During the first nine months of fiscal 2010, we granted 170 thousand shares of restricted stock with an aggregate fair value of $2.3 million, which will be amortized over the requisite service period. We recognized $2.7 million (of which $1.7 million related to restricted stock) and $5.4 million (of which $1.9 million related to restricted stock) in stock-based compensation expense in general and administrative expenses during the nine months ended June 24, 2010 and June 25, 2009, respectively.

During the first nine months of fiscal 2010, we granted 89 thousand restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 100%. The performance-based restricted awards generally vest on a cliff vesting schedule over a three-year period. The stock-based compensation expense for these restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock awards with performance conditions, stock-based compensation expense is based on the number of shares that are probable of vesting based on achievement of various performance conditions. Throughout the requisite service period management monitors the probability of achievement of the performance condition. As of June 24, 2010, it has been determined that none of the restricted stock awards that were granted in fiscal year 2010 with performance conditions are probable of vesting.

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Net income (loss)	$18,018	$(749)	$(174,133)	$41,591
Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $(339), $(698), $(1,026) and $2,418, respectively)	533	1,099	1,614	(3,803)
Comprehensive income (loss)	$18,551	$350	$(172,519)	$37,788

The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Unrealized losses on qualifying cash flow hedges	$(264)	$(280)	$(1,078)	$(6,513)
Reclassification adjustment recorded as an increase in interest expense	797	1,379	2,692	2,710
Net unrealized gains (losses) on qualifying cash flow hedges	$533	$1,099	$1,614	$(3,803)

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—INTEREST EXPENSE, NET AND LOSS (GAIN) ON EXTINGUISHMENT OF DEBT

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Interest on long-term debt, including amortization of deferred financing costs	$8,217	$8,186	$24,313	$28,178
Interest on lease finance obligations	10,894	10,719	32,641	31,990
Interest rate swap settlements	1,304	2,256	4,404	4,432
Amortization of convertible note discount	1,345	1,335	4,034	4,005
Capitalized interest	(17)	(58)	(31)	(229)
Miscellaneous	5	11	29	47
Subtotal: Interest expense	21,748	22,449	65,390	68,423
Interest income	(17)	(246)	(91)	(1,361)
Interest expense, net	$21,731	$22,203	$65,299	$67,062
Loss (gain) on extinguishment of debt	786	—	786	(4,007)
Total interest expense, net and loss (gain) on extinguishment of debt	$22,517	$22,203	$66,085	$63,055

NOTE 9—EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding warrants, unvested restricted stock, unvested performance-based stock, stock options and convertible notes using the “treasury stock” method.

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Net income (loss)	$18,018	$(749)	$(174,133)	$41,591
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,359	22,236	22,321	22,225
Earnings (loss) per share—basic	$0.81	$(0.03)	$(7.80)	$1.87
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,359	22,236	22,321	22,225
Dilutive impact of options and restricted shares	162	—	—	15
Weighted-average shares and potential dilutive shares outstanding	22,521	22,236	22,321	22,240
Earnings (loss) per share—diluted	$0.80	$(0.03)	$(7.80)	$1.87

Options to purchase shares of common stock and restricted shares that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.1 million and 1.3 million for the three months ended June 24, 2010 and June 25, 2009, respectively, and 1.3 million and 1.1 million for the nine months ended June 24, 2010 and June 25, 2009, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10— ASSET IMPAIRMENTS

During the first nine months of fiscal 2010 and 2009, we recorded the following asset impairments:

Goodwill and tradenames.  See Note 2—Goodwill and Other Intangible Assets above for a discussion of impairment charges related to our goodwill and tradenames.

Land parcels.  In December 2009, management made a strategic decision not to develop stores on certain land parcels that we own.  As a result, the carrying values of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $7.8 million during the nine months ended June 24, 2010. There were no land parcels impaired during the nine months ended June 25, 2009.

Operating stores.  In the nine months ended June 24, 2010 and June 25, 2009, we tested our operating stores for impairment.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $616 thousand during the three months ended June 25, 2009 and $5.3 million and $925 thousand for the nine months ended June 24, 2010 and June 25, 2009, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.  The impairment charges recorded during the three and nine months ended June 24, 2010 and June 25, 2009 are presented in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Goodwill impairment	$ 3,406	$ —	$ 230,820	$ —
Other impairment charges:
Tradenames	—	900	21,250	900
Land	—	—	7,769	—
Operating stores	—	616	5,299	925
Total other impairment charges	$ —	$ 1,516	$ 34,318	$1,825

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our only assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 5—Derivative Financial Instruments above.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	June 24, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(3,940)	—	$(3,940)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 24, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(6,580)	—	$(6,580)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

During the nine months ended June 24, 2010, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition, except as it relates to impairment of goodwill and other intangible assets and long-lived tangible assets as described in Note 2—Goodwill and Other Intangible Assets and Note 10—Asset Impairments above.

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

In determining the impairment of the Petro Express tradename, we determined fair value using a discounted cash flow model that incorporates the relief from royalty method.  Significant assumptions included, among other things, estimates of future cash flows, royalty rates and discount rates.  While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data.  We classify these measurements as Level 3.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at June 24, 2010.

	Fair Value Measurements – Non-recurring Basis
	Goodwill	Tradenames	Land	Operating stores
For the three months ended June 24, 2010:
Fair value measurement	$ 403,193	$ —	$ —	$ —
Carrying amount	406,599	—	—	—
Realized loss	$ (3,406)	$ —	$ —	$ —

For the nine months ended June 24, 2010:
Fair value measurement	$403,193	$ —	$10,194	$6,738
Carrying amount	634,013	21,250	17,963	12,037
Realized loss	$(230,820)	$(21,250)	$(7,769)	$(5,299)

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 4—Long-Term Debt above.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 3, 2010. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net income for the third quarter of fiscal 2010 was $18.0 million, or $0.80 per share, compared to a net loss of $749 thousand, or $0.03 per share, for the third quarter of fiscal 2009. Our cash flow from operations was $83.5 million for the third quarter of fiscal 2010 compared to $41.0 million for the third quarter of fiscal 2009. As of June 24, 2010 we had approximately $215.3 million of cash and cash equivalents.

Our merchandise business in the third quarter of fiscal 2010 continued to perform well, despite an uncertain economy. Comparable store merchandise sales for the third quarter of fiscal 2010 increased 7.7% due to cigarette unit growth and improvement in non-cigarette categories. Merchandise margin for the third quarter of fiscal 2010 was 34.2%, which was an expected year-over-year decline primarily due to lower gross margin on cigarettes and the continued growth of the cigarette category. Despite the year-over-year decline we experienced our second sequential quarter of merchandise margin improvement with our merchandise margin gaining 40 basis points sequentially from our second quarter of fiscal 2010.

Fuel gross profits were 15.6 cents per gallon in the third quarter of fiscal 2010 compared to 9.3 cents per gallon in the corresponding period a year ago. Oil prices dipped from a high in early April and continued to decline much of the quarter as we continued to focus on fuel margin improvement to seek the optimal balance of gallons and margin with the objective of improving gross profit contribution over time. The net result was a 60.8% increase in our fuel gross profits in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Finding the most favorable balance between gallons and margin did result in some added pressure to our retail fuel volumes which declined from the third quarter of fiscal 2009 but improved sequentially from our second quarter of fiscal 2010 on a comparable store basis.

During July 2010 we entered into a new fuel supply agreement with Marathon Petroleum Company, LLC (“Marathon”).  Under the terms of the agreement, Marathon will supply fuel to more than 600 Pantry locations and support a joint branding relationship that will be introduced in August 2010 with store and forecourt re-branding in Charlotte, NC.  The Kangaroo Express store brand and Marathon fuel brand will be incorporated into 71 Charlotte stores by the end of November 2010. We believe the Marathon fuel supply agreement, coupled with our implementation of the KSS Fuel’s software pricing system in fiscal 2011, will be modestly accretive to fuel gross profit dollars.

As we finish fiscal year 2010, we remain encouraged with the long-term profit potential from our ongoing information technology initiatives. We believe our Point of Sale system upgrades, which were completed in the third quarter of fiscal 2010, will allow us to take advantage of increased functionality such as capturing traffic data and facilitating bundled offers. We are continuing to make strides on our Workforce Management System which we believe will improve our management efforts at the store level by reducing non value-added activities and allowing our store-level associates to focus on delivering a fast, friendly and clean shopping experience for our customers.

During the third quarter of fiscal 2010 we began the rollout of our fresh initiative in the Raleigh, North Carolina market. While it is very early, we believe the initial results from the newly renovated stores are encouraging.

Market and Industry Trends

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings.  Currently, 234 of our convenience stores offer quick service restaurants, and we have recently launched a company-wide initiative to improve breakfast, lunch and snack experiences in our stores, with coffee as the anchor product.  We are in the process of launching the program and expect that approximately 100 of our stores will have the program implemented by the end of calendar year 2010 and plan to have the program implemented in approximately 30% of our stores by the end of fiscal year 2011.

While the U.S. and global economies continued to show signs of recovery, unemployment rates averaged 10.7% in our primary markets for the third quarter of fiscal 2010, compared to a national average of 9.7%. While our primary markets have typically outpaced the unemployment national average the Southeast has shown sequential improvement from an 11.3% unemployment rate in our second quarter of fiscal 2010 to 10.7% in the third quarter of fiscal 2010. Continued high unemployment could negatively impact our merchandise and fuel margins and sales volumes.

Wholesale gasoline fuel prices have been volatile during fiscal 2010, and we expect that they will remain volatile into the foreseeable future. During the third quarter of fiscal 2010, wholesale crude oil prices hit a high of approximately $87 per barrel on April 6, 2010 and a low of approximately $68 per barrel on May 20, 2010, ending the third quarter of fiscal 2010 at $77 per barrel. We attempt to pass along wholesale gasoline cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower gasoline margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.  The decline in wholesale costs during the third quarter of fiscal 2010 was a significant factor in our fuel margin of 15.6 cents per gallon which is higher than historical averages.  We are unable to ensure that significant volatility in gasoline wholesale prices will not negatively affect gasoline gross margins or demand for gasoline within our markets.

Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 24, 2010 and June 25, 2009 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Selected financial data:
Merchandise gross profit[1]	$160,463	$151,062	$434,974	$434,556
Merchandise margin	34.2%	35.0%	33.6%	35.9%
Retail fuel data:
Gallons (in millions)	514.3	534.0	1,499.9	1,525.9
Margin per gallon	$0.156	$0.093	$0.135	$0.153
Retail price per gallon	$2.75	$2.21	$2.65	$2.17
Total fuel gross profit (1)	$80,491	$50,048	$203,477	$235,627
Comparable store data:
Merchandise sales increase (decrease) (%)	7.7%	0.2%	5.6%	(0.5%)
Merchandise sales increase (decrease)	$32,619	$888	$66,251	$(6,307)
Fuel gallons decrease (%)	(5.6%)	(0.5%)	(4.1%)	(4.8%)
Fuel gallons decrease	(29,600)	(2,441)	(62,078)	(75,140)
Number of stores:
End of period	1,642	1,679	1,642	1,679
Weighted-average store count	1,646	1,649	1,656	1,650

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended June 24, 2010 Compared to the Three Months Ended June 25, 2009

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 7.7%, or $32.6 million and merchandise revenue from newly constructed and acquired stores since the beginning of the third quarter of fiscal 2009 of $10.5 million, partially offset by lost revenue from closed stores of $5.6 million. The increase in merchandise revenue was primarily due to increases in cigarette unit volume as well as improvement in non cigarette categories. Merchandise margin for the third quarter of fiscal 2010 was 34.2%, which was a year-over-year decline primarily due to lower gross margin on cigarettes and the continued growth of the cigarette category. On a year over year basis, we do not expect lower gross margins on cigarettes to persist as we are now cycling through the major excise tax increase from last year. Despite the year-over-year decline we experienced our second sequential quarter of merchandise margin improvement with merchandise margin gaining 40 basis points compared to our second quarter of fiscal 2010.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 24.4% increase in the average retail price per gallon to $2.75, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the third quarter of fiscal 2010 decreased 19.7 million gallons, or 3.7%, from the third quarter of fiscal 2009.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 29.6 million gallons, or 5.6%, and lost gallons from closed stores of 3.5 million, partially offset by gallons sold from newly constructed and acquired stores since the beginning of the third quarter of fiscal 2009 of 13.4 million. The decrease in comparable store fuel gallons sold was primarily due to our efforts to achieve the most favorable balance between gallons and margin which did result in some added pressure to our retail fuel volumes. Retail volumes for the third quarter of fiscal 2010 declined from the third quarter of fiscal 2009 but improved sequentially from our second quarter of fiscal 2010 on a comparable store basis.

The increase in fuel gross profit is primarily attributable to the 6.3 cent increase in retail gross profit per gallon to 15.6 cents for the third quarter of fiscal 2010 from 9.3 cents in the third quarter of fiscal 2009. The increase in retail gross profit per gallon is primarily due to the significant decline in wholesale fuel costs during the quarter and our focus on fuel margin improvement to seek the optimal balance of gallons and margin with the objective of improving gross profit contribution over time. The net result was a 60.8% increase in our fuel gross profits in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 5.4 cents per retail gallon and 4.4 cents per retail gallon for the three months ended June 24, 2010 and June 25, 2009, respectively.

Store Operating. Store operating expenses for the third quarter of fiscal 2010 increased $8.0 million, or 6.4%, from the third quarter of fiscal 2009. Although our average store count for the third quarter of fiscal 2010 was relatively unchanged from the third quarter of fiscal 2009, expenses were incurred to support improved store conditions which included higher store training expense, advertising expense, service contract expense and minor store re-imaging expenses. In addition, in the third quarter of fiscal 2009 we recorded a reduction in our self insurance reserves based on actuarial estimates that reduced insurance expense by approximately $3.1 million.

General and Administrative. General and administrative expenses for the third quarter of fiscal 2010 decreased $3.6 million or 13.4%. The decrease was primarily due to prior year CEO transition costs and the accelerated vesting of stock-based compensation which were not applicable to the current year.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA includes the lease payments we make under our lease finance obligations as a reduction to net income. Adjusted EBITDA for the third quarter of fiscal 2010 increased $35.2 million, or 95.8%, from the third quarter of fiscal 2009. This increase is primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under GAAP and should not be considered as substitutes for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

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

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation and amortization, impairment charges or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets.

Because non-GAAP financial measures are not standardized, Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

Impairment Charges.  In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010.  In the third quarter of fiscal 2010, we recorded an additional impairment charge of $3.4 million to increase our goodwill impairment charge that was recorded in the second quarter of fiscal 2010.

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	June 24, 2010	June 25, 2009
Adjusted EBITDA	$71,911	$36,733
Payments made for lease finance obligations	12,130	11,835
Impairment charges	(3,406)	(1,516)
Gain on extinguishment of debt	(786)	—
Interest expense, net	(21,731)	(22,203)
Depreciation and amortization	(29,889)	(26,474)
Income tax benefit (expense)	(10,211)	876
Net income (loss)	$18,018	$(749)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	June 24, 2010	June 25, 2009
Adjusted EBITDA	$71,911	$36,733
Payments made for lease finance obligations	12,130	11,835
Loss on extinguishment of debt	(786)	—
Interest expense, net	(21,731)	(22,203)
Income tax benefit (expense)	(10,211)	876
Stock-based compensation expense	1,010	1,619
Changes in operating assets and liabilities	30,541	11,142
Other	610	980
Net cash provided by operating activities	$83,474	$40,982
Net cash used in investing activities	$(28,992)	$(65,971)
Net cash used in financing activities	$(17,710)	$(2,372)

Depreciation and Amortization. Depreciation and amortization expenses for the third quarter of fiscal 2010 increased $3.4 million, or 12.9%, from the third quarter of fiscal 2009. The increase is primarily due to accelerating the depreciable lives of certain assets related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $786 thousand during the third quarter of fiscal 2010 represents a loss on the repurchase of approximately $16.1 million in principal amount of our 3.0% senior subordinated convertible notes due 2012 (“convertible notes”).  The loss was due to the write-off of the unamortized debt discount and unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the third quarter of fiscal 2010 was $21.7 million compared to $22.2 million for the third quarter of fiscal 2009. This decrease is primarily due to lower weighted average outstanding borrowings.

Nine Months Ended June 24, 2010 Compared to the Nine Months Ended June 25, 2009

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 5.6%, or $66.3 million, and merchandise revenue from newly constructed and acquired stores since the beginning of fiscal 2009 of $31.9 million, partially offset by lost revenue from closed stores of $12.7 million. Merchandise gross margin declined 230 basis points to 33.6% for the first nine months of fiscal 2010 compared to 35.9% for the first nine months of fiscal 2009. The decrease in merchandise gross margin was primarily due to reduced margins on cigarettes and other tobacco products, growth in our tobacco categories and a mix shift toward lower margin merchandise in the grocery category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 22.4% increase in the average retail price per gallon to $2.65, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the first nine months of fiscal 2010 decreased 26.0 million gallons, or 1.7%, from the first nine months of fiscal 2009.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 62.1 million gallons, or 4.1%, and lost gallons from closed stores of 8.4 million, offset by gallons sold from newly constructed and acquired stores since the beginning of fiscal 2009 of 44.5 million. The decrease in comparable store fuel gallons sold was primarily due to our heightened efforts to optimize fuel gross profit contribution which pressured volume.

The decrease in fuel gross profit is primarily attributable to the 1.8 cent decrease in retail gross profit per gallon to 13.5 cents for the first nine months of fiscal 2010 from 15.3 cents in the first nine months of fiscal 2009. The decrease in retail gross profit per gallon is primarily due to an unusually high fuel margin of $0.26 cents per gallon in the first quarter of fiscal 2009. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 5.1 cents per retail gallon and 4.3 cents per retail gallon for the nine months ended June 24, 2010 and June 25, 2009, respectively.

Store Operating. Store operating expenses for the first nine months of fiscal 2010 increased $12.0 million, or 3.1%, from the first nine months of fiscal 2009. The increase in store operating costs is primarily a result of an increase in weighted-average store count, an expanded store employee training program and increased store advertising.  In addition, we closed lower volume stores and added stores with higher average volumes which increased store operating expenses.

General and Administrative. General and administrative expenses for the first nine months of fiscal 2010 decreased $4.6 million or 5.9%, from the first nine months of fiscal 2009. The decrease was due primarily to reduced employee compensation related expenses partially offset by a $3.1 million charge related to the proposed settlement of an employment class action lawsuit.

Adjusted EBITDA.  Adjusted EBITDA for the first nine months of fiscal 2010 decreased $40.0 million, or 22.8%, from the first nine months of fiscal 2009. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Nine Months Ended
	June 24, 2010	June 25, 2009
Adjusted EBITDA	$135,194	$175,196
Payments made for lease finance obligations	36,188	35,324
Impairment charges	(265,138)	(1,825)
(Loss) gain on extinguishment of debt	(786)	4,007
Interest expense, net	(65,299)	(67,062)
Depreciation and amortization	(89,472)	(79,628)
Income tax benefit (expense)	75,180	(24,421)
Net income (loss)	$(174,133)	$41,591

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Nine Months Ended
	June 24, 2010	June 25, 2009
Adjusted EBITDA	$135,194	$175,196
Payments made for lease finance obligations	36,188	35,324
(Loss) gain on extinguishment of debt	(786)	4,007
Interest expense, net	(65,299)	(67,062)
Income tax benefit (expense)	75,180	(24,421)
Stock-based compensation expense	2,747	5,378
Changes in operating assets and liabilities	6,503	10,777
Other	(63,162)	8,687
Net cash provided by operating activities	$126,565	$147,886
Net cash used in investing activities	$(58,098)	$(101,489)
Net cash used in financing activities	$(23,071)	$(48,178)

Depreciation and Amortization. Depreciation and amortization expenses for the first nine months of fiscal 2010 increased $9.8 million, or 12.4%, from the first nine months of fiscal 2009. The increase is primarily due to accelerating depreciable lives of certain assets in fiscal 2010 related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.  In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2010.  We concluded that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $227.4 million. This second quarter pre-tax amount was adjusted by $3.4 million (pre-tax) in the third quarter of fiscal 2010.  As a result, we recorded a pre-tax impairment charge of $230.8 million for the nine months ended June 24, 2010. There were no goodwill impairment charges for the first nine months of fiscal 2009.  See Note 2—Goodwill and Other Intangible Assets and Note 2—Asset Impairments in “Part I Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

During the nine months ended June 24, 2010, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write off the carrying value of the tradename of approximately $21.3 million. During the nine months ended June 25, 2009, we recorded an impairment charge to write down the carrying value of the Golden Gallon® tradename of $900 thousand.  See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the nine months ended June 24, 2010. There were no land parcels impaired during the nine months ended June 25, 2009. See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $5.3 million and $925 thousand during the nine months ended June 24, 2010 and June 25, 2009, respectively. See Note 10—Asset Impairments and Note 11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Gain (loss) on Extinguishment of Debt. The loss on extinguishment of debt of $786 thousand during the nine months of fiscal 2010 represents a loss on the repurchase of approximately $16.1 million in principal amount of our convertible notes.  The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs. The gain on extinguishment of debt of $4.0 million during the first nine months of fiscal 2009 represents a gain on the repurchase of approximately $24.0 million of our convertible notes and $3.0 million of our senior subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first nine months of fiscal 2010 was $65.3 million compared to $67.1 million for the first nine months of fiscal 2009. This decline is primarily due to lower weighted average outstanding borrowings.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of June 24, 2010 was $182.1 million. Cash provided by operating activities decreased to $126.6 million for the first nine months of fiscal 2010 compared to $147.9 million for the first nine months of fiscal 2009. The decrease in cash flow from operations is primarily due to the decline in income from operations excluding the non-cash impairment charges. We had $215.3 million of cash and cash equivalents on hand at June 24, 2010.

Capital Expenditures. Capital expenditures (excluding accrued purchases) for the first nine months of fiscal 2010 were $60.6 million.  Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that net capital expenditures for fiscal 2010 will be approximately $90 million.

Cash Flows from Financing Activities. For the first nine months of fiscal 2010, net cash used in financing activities was $23.1 million, of which $18.1 million was used to repay long-term debt and $4.8 million was used to repay lease finance obligations.  As of June 24, 2010, our debt consisted primarily of $415.9 million in loans under our senior credit facility, $247.0 million of outstanding senior subordinated notes and $109.9 million of outstanding convertible notes. As of June 24, 2010, we also had outstanding $460.7 million of lease finance obligations.

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

As of June 24, 2010, we had no outstanding borrowings under our revolving credit facility and approximately $85.7 million of standby letters of credit had been issued. As of June 24, 2010, we had approximately $139.3 million in available borrowing capacity under the revolving credit facility, approximately $34.3 million of which was available for issuances of letters of credit.

Senior Subordinated Notes. We have outstanding $247.0 million of our senior subordinated notes. Interest on the senior subordinated notes is due on February 15th and August 15th of each year.

Senior Subordinated Convertible Notes. We have outstanding $109.9 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. During the third quarter of fiscal 2010, we repurchased approximately $16.1 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $786 thousand. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,796,327.

Shareholders’ Equity. As of June 24, 2010, our shareholders’ equity totaled $298.2 million. The $169.0 million decrease from September 24, 2009 is primarily attributable to the net loss in the nine months of fiscal 2010 of $174.1 million, partially offset by the $3.6 million increase in additional paid-in capital and $1.6 million increase in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of June 24, 2010, we had approximately $139.3 million in available borrowing capacity under our revolving credit facility, approximately $34.3 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the third quarter of fiscal 2010, we purchased approximately $16.1 million of our convertible notes on the open market. We purchased approximately $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our senior subordinated notes on the open market during the first nine months of fiscal 2009. These purchases did not have a material effect on our liquidity, financial condition or results of operations.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance will require reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method. This update requires entities to provide fair value measurement disclosures for each class of financial assets and liabilities. This update is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  We are currently evaluating this standard update to determine the impact, if any, it will have on our financial statements.

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

In March 2008, the FASB concluded its re-deliberations on FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC, deciding to retain its original proposal related to this matter. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented.  Early adoption was not permitted. The provisions of this guidance apply to our convertible notes.  This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $1.3 million and $3.8 million for the three and nine months ended June 25, 2009, respectively and a decrease to gain on extinguishment of debt of $0 and $3.2 million for the three and nine months ended June 25, 2009, respectively.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

	September 24, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

	Three Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	(20,908)	(1,295)	(22,203)
Income tax expense	373	503	876
Net income	43	(792)	(749)
Earnings per share:
Basic	$0.00	(0.03)	$(0.03)
Diluted	$0.00	(0.03)	$(0.03)

	Nine Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Operations
Gain on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(63,304)	(3,758)	(67,062)
Income tax expense	(27,108)	2,687	(24,421)
Net income	45,819	(4,228)	41,591
Earnings per share:
Basic	$2.06	(0.19)	$1.87
Diluted	$2.06	(0.19)	$1.87

	Nine Months Ended June 25, 2009
	As previously reported	Adjustment	As adjusted

	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$45,819	$(4,228)	$41,591
Amortization of convertible debt discount	—	4,005	4,005
Provision for deferred income taxes	7,505	(2,687)	4,818
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	5,042	(1,171)	3,871

The debt and equity components recognized for our convertible notes as of September 24, 2009 were as follows:

Principal amount of convertible notes	$125,975
Unamortized discount (1)	18,377
Net carrying amount	$107,598
Additional paid-in capital	$24,471

(1) The remaining recognition period is 38 months as of September 24, 2009

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	Three Months Ended		Nine Months Ended
	June 24, 2010	June 25, 2009	June 24, 2010	June 25, 2009
Contractual coupon interest	$941	$956	$2,852	$3,181
Amortization of discount on convertible notes	1,345	1,335	4,034	4,005
Interest expense	$2,286	$2,291	$6,886	$7,186

Effective interest rate	8.4%	8.4%	8.4%	8.4%

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

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance will affect acquisitions we make beginning in the first quarter of fiscal 2010, however there were no acquisitions made during our first nine months of fiscal 2010.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2009 and subsequent Quarterly Reports on Form 10-Q for the quarterly periods during fiscal 2010, we consider our policies on insurance liabilities, long-lived assets and closed stores, asset retirement obligations, vendor allowances and rebates, goodwill, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the period ended June 24, 2010 except for the addition of accounting for goodwill as a critical accounting policy.

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

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold 34 instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 24, 2010, including applicable interest rates, are discussed above in “Note 5—Derivative Financial Instruments” in “Part I. —Item 1.Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at June 24, 2010. Fair values have been determined based on quoted market prices as of June 24, 2010.

Expected Maturity Date
as of June 24, 2010
(Dollars in thousands)
	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Total	Fair Value
Long-term debt (fixed)	$12	$52	$56	$109,918	$247,000	$357,038	$331,295
Weighted-average interest rate	6.29%	6.29%	6.29%	7.50%	7.75%	6.68%
Long-term debt (variable)	$1,068	$4,269	$4,269	$4,269	$402,000	$415,875	$393,521
Weighted-average interest rate	3.05%	2.87%	2.17%	2.11%	2.11%	2.39%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 24, 2010, the interest rate on approximately 64.3% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 84.9% at September 24, 2009. The decrease in the fixed portion of our long-term debt for the first nine months of fiscal 2010 was due to the maturation of one of our interest rate swap arrangements with a fixed notional amount of $100.0 million. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 24, 2010 would be to change interest expense by approximately $2.8 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	June 24, 2010	September 24, 2009
Notional principal amount	$140,000	$300,000
Weighted-average fixed pay rate	3.12%	3.65%
Weighted-average variable receive rate	0.35%	0.31%
Weighted-average years to maturity	1.14	1.03

As of June 24, 2010, the fair value of our swap agreements represented a net liability of $3.9 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been  transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request remains pending.  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June, and that request likewise remains pending.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On September 29, 2009, Wimbreth Chism and Charlotte Minor, on behalf of themselves and on behalf of classes of those similarly situated, filed suit against The Pantry in the Circuit Court of Tuscaloosa County, Alabama (Wimbreth Chism et al. v. The Pantry, Inc d/b/a Kangaroo Express, No. 63-CV-2009-900612.00) (“Chism matter”).  On November 19, 2009, Andrea Gee, on her own behalf and on behalf of those similarly situated, filed suit against The Pantry in the United States District Court for the Middle District of Florida (Gee, et al. v. The Pantry, Inc. a/k/a Kangaroo Express No 3109-CV-1140) (“Gee matter”).  The plaintiffs in the Chism and Gee matters seek collective action status and assert claims on behalf of present and former employees for unpaid wages under the Fair Labor Standards Act of 1938, as amended (the “FLSA”).  The plaintiffs in these lawsuits generally allege that they are or were employed by The Pantry as store managers, but were misclassified as exempt, and as such are or were entitled to overtime compensation.  The suit seeks permission to give notice of this action to all current and former employees who were employed as store managers during the three years immediately preceding the filing of this suit.  The plaintiffs also seek damages, liquidated damages, costs, pre-judgment interest and attorneys’ fees, and any injunctive and/or declaratory relief to which they may be entitled.  On October 28, 2009, we removed the Chism matter to the United States District Court for the Northern District of Alabama, Western Division, and on November 18, 2009 filed an Answer to the Complaint.  On January 12, 2010, we filed a motion to transfer the Gee matter to the United States District Court, Northern District of Alabama, Western Division, and the motion was granted and subsequently consolidated with the Chism matter, at least for discovery purposes.  We believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits.  However, while we continue to deny liability in this case, to avoid the burdens, expense and uncertainty of further litigation, on April 5, 2010, we reached a proposed settlement in principle with class counsel to resolve both matters. The proposed settlement established a settlement fund of $3 million, from which payments will be made to settlement class members (plaintiffs currently in the case and those who choose to opt-in pursuant to notice that will be issued), class counsel, and the Claims Administrator. No other payments will be made to class members or class counsel. On May 19, 2010 the Court approved the proposed settlement and dismissed both the Chism and Gee cases. We incurred a one time charge in the second quarter of fiscal 2010 of $3.1 million for the proposed settlement and associated costs.

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

Sales of tobacco products accounted for approximately 6.2% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.6% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. In fiscal 2010, South Carolina increased the tax rate for certain tobacco products, and in fiscal 2009, four states in which we operate (Florida, Kentucky, Mississippi and North Carolina) each increased the tax rate for certain tobacco products.  Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective in fiscal 2009.  Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

As of June 24, 2010, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of June 24, 2010, the availability under our revolving credit facility for borrowing was approximately $139.3 million (approximately $34.3 million of which was available for issuance of letters of credit).

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

We depend on three principal suppliers for the majority of our fuel. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

As of June 24, 2010, BP® and CITGO® supplied approximately 66% of our fuel purchases. The initial term of our contract with CITGO® expires August 31, 2010 and our contract with BP® expires September 30, 2012.  On July 26, 2010, we entered into a new fuel supply agreement with Marathon Petroleum Company LLC (“Marathon”). Our contract with Marathon for unbranded gasoline and distillate expires on December 31, 2017, and our contract with Marathon for branded gasoline and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017. As a result of this new fuel agreement with Marathon, we now have three principal suppliers for the majority of our fuel.

At this time, we cannot provide assurance that our contract with CITGO® will automatically renew, or that we will be able to renew our BP® or Marathon contracts upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO ®’s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO ® to obtain crude oil in sufficient quantities would adversely affect its ability to provide fuel to us and could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of July  30, 2010, there were 22,723,718 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

On August 2, 2010, the Compensation and Organization Committee of our Board of Directors (i) amended our Annual Incentive Program under the Company’s 2007 Omnibus Plan (the “Omnibus Plan”) to permit the Compensation and Organization Committee discretion to exclude one-time accounting charges not forecasted in determining whether the applicable Merchandise Gross Profit Ratio target has been achieved and (ii) amended the Forms of Award Agreement (awarding performance-based restricted stock to employees and new employees hired after the annual grant date) under the Omnibus Plan to make clear that the Compensation and Organization Committee can exercise discretion (as permitted under the Omnibus Plan), in its evaluation of achievement of performance targets, to include or exclude certain events listed in Section 12.2 of the Omnibus Plan. The Annual Incentive Program already provided the Compensation and Organization Committee with this discretion with respect to the other financial target, Adjusted EBITDA. The amendments were effective as of August 2, 2010, and, with respect to the Annual Incentive Program, will be applicable to payments made with respect to the achievement of targets for fiscal 2010 and future years, unless otherwise disclosed.

The above summary is qualified in entirety by reference to The Pantry, Inc. Annual Incentive Program, as amended, and the Amended and Restated Forms of Award Agreement, which are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively, and are incorporated by reference herein.

Item 6.	Exhibits.

Exhibit Number	Description of Document
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

10.2	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan
10.3	Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employees)
10.4	Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants)
10.5
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

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

THE PANTRY, INC.
By:	/s/ Frank G. Paci
Frank G. Paci
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	August 3, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
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

10.2	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan
10.3	Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employees)
10.4	Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants)
10.5
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

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