Form 10-K
period 2010-09-30
PANTRY INC
filed 2010-12-14
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 25, 2010 was $279,034,226.
As of December 10, 2010, there were issued and outstanding 22,681,119 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 15, 2011	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 30, 2010, we operated 1,638 stores in 11 states under a number of selected banners including Kangaroo Express ®, our primary operating banner. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising initiatives, sophisticated management of our fuel business, leveraging our geographic economies of scale, strong cash flow generation to reinvest in our business and drive earnings growth, and growing our store base through selective acquisitions and development of new stores.

Our principal executive offices are located at 305 Gregson Drive, Cary, North Carolina 27511. Our telephone number is 919-774-6700. We were originally incorporated under the laws of Delaware on July 13, 1987.

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

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2011” refer to our fiscal year which ends on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010, references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009, references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008, references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007, and references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005.  All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Operations

Merchandise Operations.    In fiscal 2010, our merchandise sales were 24.7% of our total revenues and gross profit from our merchandise sales was 69.7% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Merchandise sales (in millions)	$1,797.9	$1,658.9	$1,636.7	$1,575.9	$1,385.7
Average merchandise sales per store (in thousands)	$1,088.3	$1,001.1	$991.3	$998.7	$954.3
Comparable store merchandise sales increase (decrease) (%)	5.6%	0.0%	(1.7%)	2.3%	4.9%
Comparable store merchandise sales increase (decrease) (in thousands)	$91,849	$327	$(25,209)	$29,443	$57,026
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	33.8%	35.4%	36.4%	37.2%	37.4%

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Tobacco products	39.1%	34.2%	31.5%	31.1%	31.0%
Packaged beverages	15.3	16.4	17.7	17.5	16.9
Beer and wine	15.0	16.0	16.3	15.6	15.9
General merchandise, health and beauty care	4.9	5.5	5.0	5.9	6.0
Fast food service	4.7	4.7	4.4	4.3	4.2
Salty snacks	4.3	4.4	4.4	4.4	4.5
Self-service fast foods and beverages	3.9	4.5	5.5	5.5	5.7
Candy	3.7	4.0	4.1	4.0	3.9
Services	3.0	3.3	3.5	3.5	3.4
Bread and cakes	2.0	1.8	2.2	2.2	2.2
Dairy products	1.9	2.1	2.5	2.5	2.7
Grocery and other merchandise	1.1	1.8	1.7	2.2	2.1
Newspapers and magazines	1.1	1.3	1.2	1.3	1.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 30, 2010, we operated 240 quick service restaurants within 234 of our locations. In 187 of these quick service restaurants, we offer products from nationally branded food franchises including Subway ® , Quiznos ® , Hardee’s ® , Krystal ® , Church’s ® , Dairy Queen ® , Baskin-Robbins® and Bojangles® . In addition, we offer a variety of proprietary food service programs in 53 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

In fiscal 2010, we purchased over 59% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in December 2014. We purchase the balance of our merchandise from a variety of other distributors. We do not have written contracts with a number of these vendors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We also generate car wash revenue at 273 of our stores.

Fuel Operations.    We purchase our fuel from major oil companies and independent refiners. At our locations we offer a mix of branded and private branded fuel based on an evaluation of local market conditions. Of our 1,620 stores that sold fuel as of September 30, 2010, 1,088, or 67.2%, were branded under the Marathon, BP ® , CITGO ® , Chevron ® , Shell® , Texaco® or ExxonMobil ®  brand names. We purchase our branded fuel and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts.  The initial terms of these supply agreements have expiration dates ranging from 2012 to 2017 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from CITGO Petroleum Corporation (“CITGO”) and Marathon Petroleum Company, LLC (“Marathon”). There are approximately 50 fuel terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of fuel (both branded and private branded) turn approximately every four days.

Our fuel supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. As is typical in the industry, fuel suppliers generally can terminate the supply contracts if we do not comply with any reasonable and important requirement of the relationship, including if we were to fail to make payments when due, if the supplier withdraws from marketing activities in the area in which we operate, or if we are involved in fraud, criminal misconduct, bankruptcy or insolvency. In some cases, fuel suppliers have the right of first refusal to acquire assets used by us to sell their branded fuel.

In fiscal 2010, our fuel revenues were 75.3% of our total revenues and gross profit from our fuel revenues was 30.3% of our total gross profit. The following table highlights certain information regarding our fuel operations for the last five fiscal years:

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Retail
Fuel sales (in millions)	$5,413.5	$4,659.1	$7,150.4	$5,192.2	$4,533.4
Fuel gallons sold (in millions)	2,047.4	2,078.0	2,103.4	2,032.8	1,757.8
Average gallons sold per store (in thousands)	1,255.3	1,268.6	1,288.8	1,306.4	1,230.1
Comparable store gallons (decrease) increase (%)	(4.9%)	(3.3%)	(4.4%)	1.0%	3.1%
Comparable store gallons (decrease) increase (in thousands)	(102,629)	(68,480)	(80,368)	16,115	43,218
Average price per gallon	$2.64	$2.24	$3.40	$2.55	$2.58
Average gross profit per gallon	$0.129	$0.149	$0.123	$0.109	$0.159
Locations selling fuel	1,620	1,655	1,635	1,623	1,470
Branded locations	1,088	1,141	1,119	1,093	971
Private branded locations	532	514	516	530	499

The decrease in comparable store fuel gallons sold was due primarily to continued economic deterioration and lower miles driven in our market areas.  Retail fuel prices were impacted by the volatile wholesale fuel markets, which resulted from significant fluctuations in the price of crude oil during fiscal 2010. Domestic crude oil prices began our fiscal year at approximately $66 per barrel and then steadily rose for most of our fiscal year with brief declines in per barrel price in February, May and August before finishing our fiscal year at approximately $80 per barrel. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in fuel wholesale prices will not negatively affect fuel gross margins or demand for fuel within our markets in the future.

Store Locations.   Approximately 34% of our stores are strategically located in coastal/resort areas such as Jacksonville, Orlando/Disney World, Myrtle Beach, Charleston, St. Augustine, Hilton Head and Gulfport/Biloxi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 30% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,800 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores for each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 30, 2010	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Florida	25.3%	415	440	453	461	441
North Carolina	23.3	382	384	385	387	325
South Carolina	17.0	279	284	283	277	236
Georgia	8.0	131	132	133	136	125
Alabama	6.9	113	114	81	83	77
Tennessee	6.4	104	104	104	104	101
Mississippi	6.0	99	100	99	82	73
Virginia	3.0	50	50	50	50	50
Kentucky	1.8	29	29	30	30	31
Louisiana	1.7	27	27	26	25	25
Indiana	0.6	9	9	9	9	9
Total	100%	1,638	1,673	1,653	1,644	1,493

The following table summarizes our activities related to acquisitions, store openings and store closures for each of the last five fiscal years:

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Number of stores at beginning of period	1,673	1,653	1,644	1,493	1,400
Acquired or opened	—	44	32	162	117
Closed or sold	(35)	(24)	(23)	(11)	(24)
Number of stores at end of period	1,638	1,673	1,653	1,644	1,493

         Acquisitions.   We did not acquire any stores in fiscal 2010.  During fiscal 2009, we acquired 41 stores in three separate transactions, including 38 stores from Herndon Oil Corporation. We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. We would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. In fact, we completed the acquisition of 47 stores from Presto Convenience Stores, LLC in the first quarter of fiscal 2011. The acquisition includes forty-four stores in Kansas and three stores in Missouri, which expands our geographic footprint to 13 states and which we believe will create new fill-in opportunities for future growth. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. We strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment.

Improvement of Store Facilities and Equipment.    During fiscal 2010, in an effort to improve the breakfast, lunch and snack experience at our stores, we completed or began construction on several remodel sites.  Stores will be highlighted by a repositioned and significantly improved Bean Street Coffee® program. We are also committed to re-imaging our stores and are addressing this with a new inside and outside re-imaging package that will be applied on an as-needed basis. To determine locations for remodeling and re-imaging, management assesses potential return on investment, sales volume, existing and potential competition and lease term. During fiscal 2010, we spent approximately $4.2 million on store remodeling and re-imaging. The scope of remodel activity varied by location and included approximately 90 stores in fiscal 2010.

Store Closures.    We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. During fiscal 2010, we closed or sold 35 stores compared to 24 stores in fiscal 2009.

Store Operations.    Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. District managers typically oversee approximately 11 stores each. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management.

Seasonality.    Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

Competition

The convenience store and retail fuel industries are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, fast food operations and other similar retail outlets.

The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, fuel brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe our store base, strategic mix of locations, fuel offerings and use of competitive market data, combined with our management’s expertise, allow us to be an effective and significant competitor in our markets.

Technology and Store Automation

We continue to invest in our technology infrastructure to enable us to enhance the customer experience, improve operating efficiencies and provide management with timely financial, operational, and merchandising data.

During fiscal 2010, we completed our rollout of a wide area communications network that creates a real-time connection between our support center and our stores and facilitates the delivery of new systems to support our store sales managers.  We also completed the process of upgrading our point of sale technology to facilitate improvements in customer service, store operations and merchandising opportunities. We believe our point of sale system upgrades, which were completed in the third quarter of fiscal 2010, will allow us to take advantage of increased functionality such as capturing traffic data and facilitating bundled merchandise promotional offers. We are continuing to make strides on our workforce management system and are in pilot with the task execution management module which we believe will improve our management efforts at the store level by reducing non value-added activities and allowing our store-level associates to focus on delivering a fast, friendly and clean shopping experience for our customers.

All store level, back office and accounting functions, including our merchandise price book, are supported by a fully integrated management information and financial accounting system; several modules have been upgraded in the past year including fuel accounting and an expansion of our inventory departments providing us with more visibility for category and merchandise margin management.  During fiscal 2010 we launched a new fuel pricing system from KSS to replace our legacy fuel pricing system. Going forward, we plan to continue to seek the optimal balance of gallons and margin with the objective of improving gross profit contribution over time with the implementation of KSS. We believe a full year of KSS in fiscal 2011 will be modestly accretive to fuel gross profit dollars.

In fiscal 2011 our technology focus is expected to be on the implementation of other workforce management modules, completing the rollout of the KSS system and further integrating it into our store systems, and enhancing our ability to capture detailed market basket data.  We also anticipate upgrading our merchandise pricing system to enable us to execute merchandise price rules and expand to a greater number of pricing zones. Our new point of sale platforms are positioned to support our new fuel brand initiatives in 2011.  These investments in information systems infrastructure are a key component of our strategy to optimize store level performance.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry ®, Worth ®, Golden Gallon ®, Bean Street Coffee Company ®, Big Chill ®, Celeste ®, The Chill Zone ®, Lil’ Champ Food Store ®, Kangaroo ®, Kangaroo Express ®, Sprint SM (Florida only), Cowboys ®, Aunt M’s ®, Quickstop SM, and Petro Express ®. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

Storage and Sale of Fuel.    We are subject to various federal, state and local environmental laws and regulations. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases). At the state level, we are sometimes required to upgrade or replace underground storage tank systems.

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 30, 2010, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. For example, Florida regulations required all single-walled underground storage tanks to be upgraded/replaced with secondary containment by December 31, 2009.  At this time, we believe our facilities in Florida meet or exceed those regulations developed by Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

State Trust Funds.    All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide reimbursement coverage for the cleanup of certain environmental contamination caused by, and certain third-party liabilities arising from,  the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and fuel taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation costs and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage complies with federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage for remediation costs and third-party claims. We believe that this coverage complies with federal and Georgia financial responsibility regulations.

As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 277 and 268 known contaminated sites as of September 30, 2010 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $15.9 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.5 million for remediation and related litigation. The increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected  coverage for certain known remediation costs. Also, as of September 30, 2010 and September 24, 2009, there were an additional 510 and 513 sites, respectively,  that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.5% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of September 30, 2010, anticipated reimbursements of $15.9 million are recorded as other noncurrent assets and $7.0 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations.  For example, the federal minimum wage increased to $7.25 per hour effective July 24, 2009.

Employees

As of September 30, 2010, we had 14,419 total employees (6,378 full-time and 8,041 part-time), with 13,620 employed in our stores and 799 in corporate and field management. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Terrance M. Marks	50	President and Chief Executive Officer
Mark R. Bierley	44	Senior Vice President and Chief Financial Officer
Keith S. Bell	47	Senior Vice President, Fuels
John J. Fisher	47	Senior Vice President, Marketing
Paul M. Lemerise	65	Senior Vice President, Chief Information Officer and Store Planning and Construction
Keith A. Oreson	54	Senior Vice President, Human Resources
R. Brad Williams	40	Senior Vice President, Operations

Terrance M. Marks joined us as our President and Chief Executive Officer in September 2009. Prior to joining us, Mr. Marks was President of Coca-Cola Enterprises, Inc. North American Group from 2005 to 2008.  Mr. Marks directed all sales, marketing, finance, operations, manufacturing, distribution, supply chain and human resources for a $15 billion enterprise with 55,000 employees in 400 facilities. From 1987 to 2004, Mr. Marks held various positions in sales, operations, finance and general management at Coca-Cola Enterprises, Inc.

Mark R. Bierley joined us as our Senior Vice President and Chief Financial Officer on September 27, 2010.   Prior to joining us, Mr. Bierley was with Borders Group, Inc. from 1996 until August 2010, serving as their Chief Operating Officer and Chief Financial Officer since June 2010, and Executive Vice President and Chief Financial Officer from January 2009 until June 2010.  He served as Senior Vice President, Finance at Borders from 2003 through 2008.  Prior to joining Borders, Mr. Bierley held positions in financial departments for Dunham’s Athleisure Corporation and Federal-Mogul Corporation.  He began his career as an auditor for PricewaterhouseCoopers LLP.

Keith S. Bell joined us as our Senior Vice President, Fuels in July 2006. Prior to joining us, Mr. Bell spent 18 years with BP p.l.c. (“BP”) and Amoco Oil Company (“Amoco”), which was acquired by BP in 1998, where he most recently spent two years as Vice President of BP's US branded jobber business. During his career at BP and Amoco, Mr. Bell progressed through a variety of executive positions including two years as Vice President of Pricing and Supply for BP's US Fuels Northeast Region, two years as Eastern US Regional Vice President of BP’s branded jobber business, and three years as Performance Unit Leader – Southeast.

John J. Fisher joined us as our Senior Vice President, Marketing in March 2010.  Prior to joining us, Mr. Fisher ran Fisher Consulting from 2009 to 2010, specializing in foodservice marketing and operational execution.  Previously he served as Executive Vice President of The Linebeck Group, a privately-held project and construction management firm specializing in complex facility design and project execution.  Mr. Fisher was with The Linebeck Group from 2003 to 2008.  Prior to The Linebeck Group, Mr. Fisher was with The Coca-Cola Company for 11 years, most recently as Senior Vice President of Marketing for North America Foodservice.  Early in Mr. Fisher’s career, he held positions in manufacturing, engineering and brand management with Colgate Palmolive Company.

Paul M. Lemerise began serving as a consultant to us in November 2009 in the role of our Chief Information Officer and joined us as our Senior Vice President and Chief Information Officer in March 2010. In August 2010 he assumed the duties of leading our Store Planning and Construction departments.  Prior to joining us, Mr. Lemerise was an Executive Services Partner with Tatum, LLC, a firm that provides management consulting services, from October 2001 until March 2010.  In that capacity, Mr. Lemerise served as Chief Information Officer for numerous clients including Ventana Medical Systems, Inc., Pharmavite, LLC and Foster Farms.  Prior to joining Tatum, Mr. Lemerise served as Executive Vice President, CIO for TruServe Corporation, Senior Vice President and CIO for Merisel, Inc., and Vice President of Information Systems for Carter Hawley Hale Corporation.

Keith A. Oreson joined us as our Senior Vice President, Human Resources on June 14, 2010.  Prior to joining us, Mr. Oreson served as Senior Vice President of Human Resources for Advance Auto Parts from 2005 to 2010.  He also served in senior Human Resource positions for Frank’s Nursery and Crafts for seven years from May 1998 to January 2005 and for ARAMARK Uniform Services for four years.  His career also includes human resource positions with Pizza Hut and GTE.

R. Brad Williams was named our Senior Vice President, Operations in February 2008.  Since joining us in 1998, Mr. Williams has held various leadership positions within store operations.  He was responsible for 260 company-operated convenience stores and 63 company-operated quick service restaurants in Florida as the Region Vice President of Operations.  In 2006, he was promoted to Group Vice President of Operations and was accountable for 848 company-operated convenience stores and 126 company-operated quick service restaurants across seven states.   Prior to joining us in 1998, Mr. Williams held numerous operational and marketing positions with E-Z Serve Convenience Stores, Inc. and ConocoPhillips.

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

Over the past three fiscal years, our fuel revenue accounted for approximately 77.5% of total revenues and our fuel gross profit accounted for approximately 31.9% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower fuel gross margin per gallon. During fiscal 2009 and fiscal 2010, increases in the retail price of petroleum products impacted consumer demand for fuel, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Similarly, advanced technology and increased use of "green" automobiles (i.e., those automobiles that do not use petroleum-based fuel or that run on hybrid fuel sources) could drive down demand for fuel.  Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Approximately 34% of our stores are located in coastal/resort or tourist destinations.  Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If the number of visitors to coastal/resort or tourist locations decreases due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.  During fiscal 2009 and fiscal 2010, we have experienced periodic per store sales declines in both fuel and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both fuel and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of tobacco products accounted for approximately 6.8% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 12.7% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. In fiscal 2010, South Carolina increased the tax rate for certain tobacco products, and in fiscal 2009, four states in which we operate (Florida, Kentucky, Mississippi and North Carolina) each increased the tax rate for certain tobacco products.  Additionally, a federal excise tax is imposed on the sale of cigarettes, and an increase of $0.62 per pack in the federal excise tax on cigarettes became effective in fiscal 2009.  Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

In June 2009, Congress gave the Food and Drug Administration (“FDA”), broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”).  The FSPTCA:

•	sets national performance standards for tobacco products;

•	requires manufacturers, with certain exceptions, to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched, after February 15, 2007;

•	requires new and larger warning labels on tobacco products; and

•	requires FDA approval for the use of terms such as “light” or “low tar.”

Under the FSPTCA, the FDA has passed regulations that:

•	prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age);

•	prohibit the sale of single cigarettes or packs with less than 20 cigarettes;

•	prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos;

•	prohibits the sale of cigarettes and smokeless tobacco in vending machines, self-service displays, or other impersonal modes of sales, except in very limited situations;

•	prohibits free samples of cigarettes and limits distribution of smokeless tobacco products;

•	prohibits tobacco brand name sponsorship of any athletic, musical, or other social or cultural event, or any team or entry in those events;

•	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products; and

•	requires that audio ads use only words with no music or sound effects.

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

Approximately 34% of our stores are located in coastal/resort or tourist destinations.  Our coastal locations may be particularly susceptible to natural disasters or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. To the extent broad environmental factors, triggered by climate change or otherwise, lead to localized physical effects, disruption in our business or unexpected relocation costs, the performance of stores in these locations could be adversely impacted.

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

As of September 30, 2010, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of September 30, 2010, the availability under our revolving credit facility for borrowing was approximately $105.7 million (approximately $748 thousand of which was available for issuance of letters of credit).

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

In addition, the credit agreement governing our senior credit facility and the indenture governing our senior subordinated notes (“subordinated notes”) contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of the indenture that governs our subordinated notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes (“convertible notes”), does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the amounts available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of our subordinated notes and our convertible notes, and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

If we do not comply with the covenants in the credit agreement governing our senior credit facility and the indenture governing our subordinated notes or otherwise default under them or the indenture governing our convertible notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our senior credit facility and the indenture governing our subordinated notes require us to comply with certain covenants. In particular, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our credit agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum total adjusted leverage ratio and a minimum interest coverage ratio, as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement.

If we default on the credit agreement governing our senior credit facility, the indenture governing our subordinated notes or the indenture governing our convertible notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

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

Further, the federal government, including the U.S. Congress, has focused extensively on health care reform legislation and has begun efforts to reform the U.S. health care system.  A comprehensive health care reform law was recently enacted.  At this point, we are still evaluating what effect, if any, the reform may have on our business, but a requirement to provide additional health insurance benefits to our employees, or health insurance coverage to additional employees, would likely increase our costs and expenses, and such increases could be significant enough to materially impact our business, financial position, results of operations and cash flows.

Legislative and regulatory initiatives regarding climate change and greenhouse gas (“GHG”) emissions have accelerated recently in the United States. GHGs are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. For example, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would control and reduce GHG emissions in the United States by establishing an economy-wide “cap and trade” program. If enacted, the ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products. The U.S. Senate has not passed the ACESA yet and is working on other GHG-reduction legislative options. Further, in December 2009, the EPA issued an endangerment finding that GHGs endanger public health and welfare and that GHG emissions from motor vehicles contribute to the threat of climate change. Although EPA’s endangerment finding does not itself impose any requirements, it does allow EPA to proceed with, among other things, proposed rules regulating GHG emissions from motor vehicles. The EPA’s endangerment finding is being challenged in federal court. If these or other governmental climate change or GHG reduction initiatives are enacted, they could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase over 59% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on three principal suppliers for the majority of our fuel. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

As of September 30, 2010, Marathon, BP® and CITGO® supplied approximately 68% of our fuel purchases. On July 26, 2010, we entered into a new fuel supply agreement with Marathon. Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017. As a result of this new fuel agreement with Marathon, we now have three principal suppliers for the majority of our fuel.  On September 1, 2010 we entered into a Marketer Franchise Agreement, including an Addendum to Marketer Franchise Agreement, with CITGO®.   Our contract with CITGO® expires August 31, 2013 and our contract with BP® expires September 30, 2012.

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

We are dependent on the continued efforts of our senior management team.  At the end of fiscal 2009, we hired Terrance M. Marks as our new President and Chief Executive Officer. In addition, at the end of fiscal 2010, Frank G. Paci resigned as our Chief Financial Officer, and we hired Mark R. Bierley as our new Chief Financial Officer.  If, for any reason, our senior executives do not continue to be active in the management of our company, our business, financial condition and results of operations could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

We depend on information technology systems (“IT systems”) to manage numerous aspects of our business transactions and provide information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, computer viruses and laws and regulations necessitating mandatory upgrades and timelines with which we may not be able to comply. Any serious disruption could cause our business and competitive position to suffer and adversely affect our operating results.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 10, 2010, there were 22,681,119shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

In addition, we have filed with the SEC a registration statement that covers up to 839,385 shares of common stock issuable upon the exercise of stock options currently outstanding under our 1999 Stock Option Plan, as well as a registration statement that covers up to 2.4 million shares issuable pursuant to share-based awards under our Omnibus Plan, plus any options issued under our 1999 Stock Option Plan that are forfeited or cancelled after March 29, 2007. Generally, shares registered on a registration statement may be sold freely at any time after issuance.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of September 30, 2010, we own the real property at 394 of our stores and lease the real property at 1,244 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2010 for operating leases and leases accounted for as lease finance obligations was $74.3 million and $47.9 million, respectively. The following table lists the expiration dates of our leases, including renewal options:

Lease Expiration	Operating Leases	Finance Leases	Total Leased
2010	5	—	5
2011-2015	46	—	46
2016-2020	82	2	84
2021-2025	130	7	137
2026-2030	112	24	136
2031-2035	254	11	265
2036-2040	24	53	77
2041-2045	173	27	200
2046-2050	31	19	50
2051-2055	17	227	244
Total	874	370	1,244

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

We own a two story, 62,000 square foot office building in Cary, North Carolina that functions as our corporate headquarters, housing approximately 200 employees. We also own a three story, 51,000 square foot corporate support building in Sanford, North Carolina, and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina.  We believe that we will continue to have adequate office space for the foreseeable future.

Item 3.    Legal Proceedings.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request was denied on  August 31, 2010 .  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June, and that request was denied on August 31, 2010.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed  adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintff  Patrick Amason seeks to represent a subclass of those class members as to whom The  Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff  Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry  printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

Item 4.                      (Removed and Reserved.)

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 22,736,051 shares of common stock issued and outstanding as of September 30, 2010. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	Fiscal 2010		Fiscal 2009
Quarter	High	Low	High	Low
First	$16.58	$12.52	$23.50	$13.31
Second	$14.00	$12.26	$22.00	$14.02
Third	$16.69	$12.00	$25.97	$16.01
Fourth	$24.44	$13.77	$18.43	$14.45

As of December 10, 2010, there were 153 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, repurchase our common stock, and finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions, and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is prohibited under restrictions contained in the indenture relating to our subordinated notes and our senior credit facility. See “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

 Item 6.    Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Part I.—Item 1. Business,” “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.” In the following table, dollars are in millions, except per share, per store and per gallon data and as otherwise indicated. Our fiscal year ended September 30, 2010 included 53 weeks, all remaining periods presented included 52 weeks.

	Fiscal Year Ended
	September 30, 2010		September 24, 2009		September 25, 2008	September 27, 2007		September 28, 2006
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,797.9		$1,658.9		$1,636.7	$1,575.9		$1,385.7
Fuel revenue	5,467.4		4,731.2		7,358.9	5,335.2		4,576.0
Total revenues	7,265.3		6,390.1		8,995.6	6,911.1		5,961.7
Costs and operating expenses:
Merchandise cost of goods sold	1,190.4		1,071.8		1,041.6	989.9		867.7
Fuel cost of goods sold	5,202.7		4,419.9		7,096.6	5,111.7		4,295.8
Store operating and general and administrative	634.6		617.1		607.0	594.0		519.2
Goodwill impairment and other impairment charges	267.1		2.1		3.2	1.5		0.2
Depreciation and amortization	120.6		108.7		108.3	95.9		76.0
Income (loss) from operations	(150.1)		170.5		138.9	118.1		202.8
Gain/(loss) on extinguishment of debt (a)	(0.8)	(b)	4.0	(c)	—	(2.2)	(d)	(1.8)	(e)
Interest expense, net (a)	86.0		89.3		92.8	77.0		58.5
Net income (loss)	(165.6)		54.1		28.6	23.8		86.8
Earnings (loss) per share:
Basic	$(7.42)		$2.43		$1.29	$1.04		$3.85
Diluted	$(7.42)		$2.42		$1.29	$1.04		$3.78
Weighted-average shares outstanding:
Basic	22,333		22,233		22,205	22,776		22,559
Diluted	22,333		22,346		22,236	22,911		22,987
Other Financial Data:
Adjusted EBITDA(f)	$237.6		$281.3		$250.4	$215.5		$279.0
Cash provided by (used in):
Operating activities	$154.8		$169.4		$157.5	$140.6		$154.3
Investing activities(g)	(97.5)		(166.0)		(115.5)	(528.7)		(219.3)
Financing activities	(26.5)		(50.7)		103.7	339.2		73.9
Gross capital expenditures	101.1		122.7		109.5	146.4		96.8
Store Operating Data:
Number of stores (end of period)	1,638		1,673		1,653	1,644		1,493
Average sales per store:
Merchandise revenue (in thousands)	$1,088.3		$1,001.1		$991.3	$998.7		$954.3
Fuel gallons (in thousands)—Retail	1,255.3		1,268.6		1,288.8	1,306.4		1,230.1
Comparable store sales(h):
Merchandise sales (decrease) increase (%)	5.6%		0.0%		(1.7%)	2.3%		4.9%
Merchandise sales (decrease) increase (in thousands)	$91,849		$327		$(25,209)	$29,443		$57,026
Fuel gallons (decrease) increase (%)	(4.9%)		(3.3%)		(4.4%)	1.0%		3.1%
Fuel gallons (decrease) increase (in thousands)	(102,629)		(68,481)		(80,368)	16,115		43,218
Operating Data:
Merchandise gross margin	33.8%		35.4%		36.4%	37.2%		37.4%
Retail fuel gallons sold (in millions)	2,047.4		2,078.0		2,103.4	2,032.8		1,757.8
Average retail fuel price per gallon	$2.64		$2.24		$3.40	$2.55		$2.58
Average retail fuel gross profit per gallon(i)	$0.129		$0.149		$0.123	$0.109		$0.159
Balance Sheet Data (end of period):
Cash and cash equivalents	$200.6		$169.9		$217.2	$71.5		$120.4
Working capital	185.3		158.2		183.8	33.9		98.2
Total assets	1,896.5		2,154.2		2,167.9	2,028.5		1,586.7
Total debt and lease finance obligations(a)	1,216.7		1,238.9		1,283.7	1,175.0		810.2
Shareholders’ equity (a)	308.1		467.2		406.4	373.5		359.7

(footnotes on following pages)

(a)
Amounts have been adjusted for the adoption of FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.”

(b)
During fiscal 2010, we recorded a loss on extinguishment of debt of $791 thousand related to the buyback of approximately $16.2 million in principal amount of our convertible  notes. The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs.

(c)
During fiscal 2009, we recorded a gain on extinguishment of debt of $4.0 million related to the buyback of approximately $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

(d)
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

(f)
We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Historically, we have included lease payments the Company makes under lease finance obligations as a reduction to EBITDA.  We are no longer adjusting EBITDA for payments made for lease finance obligations in order to provide a measure that management believes is more comparable to similarly titled measures used by other companies. Adjusted EBITDA is not a measure of operating performance or liquidity under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss) (amounts in thousands):

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Adjusted EBITDA	$237,582	$281,341	$250,405	$215,454	$279,046
Impairment charges	(267,079)	(2,084)	(3,175)	(1,468)	(176)
Gain/(loss) on extinguishment of debt	(791)	4,007	—	(2,212)	(1,832)
Interest expense, net	(85,990)	(89,283)	(92,833)	(77,009)	(58,544)
Depreciation and amortization	(120,605)	(108,712)	(108,326)	(95,887)	(76,025)
Income tax benefit (expense)	71,268	(31,178)	(17,492)	(15,087)	(55,645)
Net income (loss)	$(165,615)	$54,091	$28,579	$23,791	$86,824

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008	September 27, 2007	September 28, 2006
Adjusted EBITDA	$237,582	$281,341	$250,405	$215,454	$279,046
Gain/(loss) on extinguishment of debt	(791)	4,007	—	(2,212)	(1,832)
Interest expense, net	(85,990)	(89,283)	(92,833)	(77,009)	(58,544)
Income tax benefit (expense)	71,268	(31,178)	(17,492)	(15,087)	(55,645)
Stock-based compensation expense	3,478	6,367	3,321	3,657	2,812
Changes in operating assets and liabilities	(13,593)	(18,050)	(6,410)	6,335	(18,587)
Other	(57,129)	16,232	20,513	9,498	7,013
Net cash provided by operating activities	$154,825	$169,436	$157,504	$140,636	$154,263
Net cash used in investing activities	$(97,521)	$(166,012)	$(115,513)	$(528,723)	$(219,285)
Net cash (used in) provided by financing activities	$(26,547)	$(50,732)	$103,694	$339,196	$73,944

(g)	Investing activities include expenditures for acquisitions.

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

(i)
Fuel gross profit per gallon represents fuel revenue less costs of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment.  Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

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

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in crude oil and wholesale petroleum costs;

•	political conditions in crude oil producing regions and global demand;

•	changes in credit card expenses;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	legal, technological, political and scientific developments regarding climate change;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	federal and state regulation of tobacco products;

•	unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores;

•	financial leverage and debt covenants;

•	federal and state environmental, tobacco and other laws and regulations;

•	dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting;

•	disruption of our IT systems; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part I.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 14, 2010. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States with 1,638 stores in 11 states as of September 30, 2010. Our stores operate under a number of select banners, with 1,583 of our stores operating under either the Kangaroo Express ® or Kangaroo ® banners, which are our primary operating banners. We derive our revenue from the sale of merchandise, fuel and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	generating profitable growth through merchandising initiatives;

•	sophisticated management of our fuel business;

•	leveraging our geographic economies of scale;

•	strong cash flow generation to reinvest in our business and drive earnings growth;

•	continuing to focus on in store growth; and

•	selectively pursuing acquisitions.

Executive Summary

Our total revenues for fiscal 2010 increased 13.7% from fiscal 2009 to $7.3 billion. This increase in revenue was primarily driven by higher retail fuel prices which rose from an average of $2.24 a gallon in fiscal 2009 to an average of $2.64 a gallon in fiscal 2010. Comparable store merchandise revenue trended higher in the second half of fiscal 2010 and we finished the fiscal year with positive comparable store growth in merchandise sales of 5.6%.  The unfavorable economic environment and rising fuel costs negatively impacted comparable store fuel gallon volumes which declined 4.9%. We achieved a fuel gross profit per gallon of 12.9 cents which was well within our historical  annual cents per gallon  range.

During fiscal 2010, we began deploying consumer-driven business strategies and trip consolidation food and beverage initiatives supported by more efficient operating practices.  We believe these initiatives will allow us to execute on our stated mission of becoming an indispensable part of consumer’s lives by satisfying their on-the-go needs in a fast, friendly and clean environment.  We were able to implement or make continued progress in these areas with the following:

•
We adopted a new store centered strategy we refer to as Fast, Friendly and Clean. We began re-imaging and remodeling our stores producing an uncluttered fast, welcoming and orderly environment for our customers.

•
At the heart of our Fast, Friendly and Clean strategy is our focus on our Fresh  initiative. The Fresh program provides our customers with fresh breakfast sandwiches, fresh lunch options and fresh all day snack choices. The anchor of our Fresh initiative is coffee. We are completely repositioning our Bean Street Coffee® stations and offerings to provide significantly improved coffee. We believe our Fresh initiative and food service growth will be able to drive comparable store merchandise revenue and merchandise margin expansion for the foreseeable future.

•
In July of fiscal 2010 we entered into a new fuel supply agreement with Marathon to supply fuel to more than 600 of our locations and support a joint branding relationship at approximately 285 locations.

•
To position ourselves for prolonged growth we continued our investment in new technology. During fiscal 2010 we completed our point of sale system upgrades which will enable us to capture store data at granular levels previously unobtainable. Additionally, we continued our rollout of our workforce management system which we believe will allow our employees to focus on delivering a fast, friendly and clean shopping experience.

Market and Industry Outlook

Our financial results are significantly affected by the cost of petroleum and the commodities market; however we believe our fiscal 2011 performance may be influenced by a number of additional trends including:

•
The convenience store industry continues to consolidate. As we have seen recently some convenience store companies have already affirmed that they will be active participants in the acquisition arena. Fifty percent or more of the convenience stores in our primary markets are single store operators providing opportunities for consolidation. Given the fragmented nature of our industry, we believe there remain significant opportunities to expanding our geographic footprint, providing us with the opportunity to create additional synergies due to our relative size and geographic concentration.

•
Many convenience store companies are concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores.  We are attempting to capitalize on this trend by improving our in-store food offerings.  Currently, 234 of our convenience stores offer quick service restaurants, and we have recently launched a company-wide initiative to improve breakfast, lunch and snack experiences in our stores, with coffee as the anchor product.  We are in the process of launching the program and expect that approximately 100 of our stores will have the program implemented by the end of calendar year 2010 and plan to have the program implemented in approximately 30% of our stores by the end of fiscal year 2011.

•
While the U.S. and global economies have shown signs of recovery, unemployment remains above normal and the housing market remains unstable, which continues to reduce consumer discretionary income throughout our markets.  Lower disposable income resulted in decreased recreational travel and consumer spending, which resulted in lower demand for our fuel and merchandise. We believe that in challenging economic conditions our success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

•
Oil and fuel prices will in all probability remain volatile and unpredictable.   We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in fuel wholesale prices will not negatively affect fuel gross margins or demand for fuel within our markets in the future.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for fiscal 2010, fiscal 2009 and fiscal 2008, each of which contained 52 weeks, except fiscal 2010 which included 53 weeks (dollars in thousands, except per gallon data):

	Fiscal Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008
Selected financial data:
Merchandise gross profit[1]	$607,464	$587,084	$595,137
Merchandise margin	33.8%	35.4%	36.4%
Retail fuel data:
Gallons (in millions)	2,047.4	2,078.0	2,103.4
Margin per gallon	$0.129	$0.149	$0.123
Retail price per gallon	$2.64	$2.24	$3.40
Total fuel gross profit[1]	$264,685	$311,344	$262,267
Comparable store data:
Merchandise sales increase (decrease) (%)	5.6%	0.0%	(1.7%)
Merchandise sales increase (decrease)	$91,849	$327	$(25,209)
Fuel gallons (decrease) increase (%)	(4.9%)	(3.3%)	(4.4%)
Fuel gallons (decrease) increase (in thousands)	(102,629)	(68,481)	(80,368)
Number of stores:
End of period	1,638	1,673	1,653
Weighted-average store count	1,652	1,657	1,651

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fiscal 2010 Compared to Fiscal 2009

Merchandise Revenue and Gross Profit.    Merchandise revenue for fiscal 2010 increased $138.9 million, or 8.4%, from fiscal 2009. This increase is primarily due to an increase in comparable store merchandise revenue of $91.8 million, approximately $33.9 million in merchandise revenue from the fifty-third week of fiscal 2010 and a full year of merchandise revenue of $33.8 million from acquired stores and stores constructed in fiscal 2009. This increase was partially offset by lost revenue from closed stores of approximately $17.8 million. Although the sluggish economy has decreased merchandise unit sales, the increase in comparable store merchandise revenue was primarily attributed to increased retail prices resulting from the recent increases in federal and state excise cigarette taxes.  Merchandise revenue included service revenue of $56.1 million for fiscal 2010 compared to $55.6 million for fiscal 2009, an increase of $432 thousand, or 0.8%.

Merchandise gross profit for fiscal 2010 increased $20.4 million, or 3.5%, from fiscal 2009. This increase is primarily attributable to the increase in merchandise revenue discussed above. The 160 basis point decrease in merchandise gross margin to 33.8% for fiscal 2010 compared to 35.4% for fiscal 2009 is primarily due to the continued impact of increased state and federal excise taxes in the cigarette category. We saw large increases in federal excise taxes  during fiscal year 2009,including an increase of  $0.62 per pack on April 1, 2009. Additionally, Florida increased state excise taxes $1.00 per pack effective July 1, 2009, which impacted approximately 26% of our stores. While we attempted to pass on the increased cost to our customers, the tax increase resulted in lower unit volumes and reduced merchandise margins. On a year-over-year basis, we do not expect lower gross margins on cigarettes to persist as we have cycled through the major excise tax increases from fiscal 2009. Our increased promotional activity to support our Fresh program also contributed to the decrease in our merchandise gross margin in the form of increased markdowns. Our Fresh program is designed to improve comparable store sales and merchandise gross margin with focus on coffee, meals and snacks.  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.    Fuel revenue for fiscal 2010 increased $736.2 million, or 15.6%, from fiscal 2009. This increase is primarily due to an increase in the average retail fuel price per gallon from $2.24 in fiscal 2009 to $2.64 for fiscal 2010 and approximately $98.7 million in revenue from the fifty-third week of fiscal 2010. The increase in our average retail price per gallon was primarily the result of rising oil prices, which started with a low of $66 a barrel on the first day of fiscal 2010, increased to a high of $87 a barrel in the third quarter of fiscal 2010, and ended the year at $80 a barrel. Retail fuel gallons sold for fiscal 2010 decreased 30.7 million gallons, or 1.5%, from fiscal 2009. This decrease is primarily attributable to a 102.6 million gallon decrease in comparable store fuel gallons sold and lost fuel volume from closed stores of approximately 11.7 million gallons.  These declines were partially offset by 44.2 million fuel gallons sold at stores acquired  in fiscal 2009 and stores constructed since the beginning of fiscal 2009 and approximately 39.1 million gallons from the fifty-third week of fiscal 2010.  The decrease in comparable store fuel gallons sold was primarily attributed to our efforts to achieve the most favorable balance between gallons and margin which did result in some added pressure to our retail fuel volumes.

Fuel gross profit for fiscal 2010 decreased $46.7 million, or 15.0%, from fiscal 2009. This decrease was primarily due to our retail gross profit per gallon declining from $0.149 in fiscal 2009 to $0.129 for fiscal 2010 and by the decline in gallon volume discussed above. The decrease in retail gross profit per gallon is partially attributable to an unusually high fuel margin of $0.26 cents per gallon in the first quarter of fiscal 2009.  As a result of a continued global economic recession which impacted oil demand, we experienced a sharp decline in oil and fuel prices in our first quarter of fiscal 2009, which favorably impacted our fuel margins. Our margin per gallon of $0.129 for fiscal 2010 was consistent with our historical averages.  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.055 per gallon and $0.047 per gallon for fiscal 2010 and fiscal 2009, respectively. The increase in these fees was primarily due to higher average retail fuel prices.

Store Operating.   Store operating expenses for fiscal 2010 increased $21.0 million, or 4.1%, from fiscal 2009. The increase in store operating expenses is primarily due to an expanded store employee training program, increased store advertising and the costs associated with the promotion of our Fresh program.  In addition, we incurred approximately $10.2 million in expenses from the fifty-third week of fiscal 2010.  The increase is also partially due to increased store facilities expense associated with the remodeling and re-imaging of many of our stores.

General and Administrative.    General and administrative expenses for fiscal 2010 decreased $3.5 million, or 3.5%, from fiscal 2009.   The decrease in general and administrative expenses is primarily due to significant costs for accelerated vesting of stock-based compensation and CEO transition costs that were incurred in fiscal 2009 but not in fiscal 2010.

Depreciation and Amortization.    Depreciation and amortization expenses increased $11.9 million, or 10.9%, to $120.6 million in fiscal 2010 compared to $108.7 million in fiscal 2009.  The increase is primarily due to accelerating depreciable lives of certain assets in fiscal 2010 related to re-imaging of several of our Chevron® branded locations and assets that were part of our new in-store initiative projects.

Income (Loss) from Operations.    Income from operations for fiscal 2010 decreased $320.6 million, or 188.0%, from fiscal 2009. This decrease is primarily due to a goodwill impairment charge of $230.8 million, other impairment charges of $34.2 million, the decrease in gross profit of $26.2 million and the increases in store operating expenses and depreciation and amortization expenses mentioned above, partially offset by the decrease in general and administrative expenses of $3.5 million.

Adjusted EBITDA.    We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization.  Adjusted EBITDA for fiscal 2010 was $237.6 million, which was a decrease of  $43.8 million, or 15.6%, from fiscal 2009. This decrease is primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under GAAP and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. Historically, we have included lease payments the Company makes under lease finance obligations as a reductions to EBITDA.  We are no longer adjusting EBITDA for payments made for lease finance obligations in order to provide a measure that management believes is more comparable to similarly titled measures used by other companies. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss) (amounts in thousands):

	Fiscal Year Ended
	September 30, 2010	September 24, 2009
Adjusted EBITDA	$237,582	$281,341
Impairment charges	(267,079)	(2,084)
Gain (loss) on extinguishment of debt	(791)	4,007
Interest expense, net	(85,990)	(89,283)
Depreciation and amortization	(120,605)	(108,712)
Income tax benefit (expense)	71,268	(31,178)
Net income (loss)	$(165,615)	$54,091

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 30, 2010	September 24, 2009
Adjusted EBITDA	$237,582	$281,341
Gain (loss) on extinguishment of debt	(791)	4,007
Interest expense, net	(85,990)	(89,283)
Income tax benefit (expense)	71,268	(31,178)
Stock-based compensation expense	3,478	6,367
Changes in operating assets and liabilities	(13,593)	(18,050)
Other	(57,129)	16,232
Net cash provided by operating activities	$154,825	$169,436
Net cash used in investing activities	$(97,521)	$(166,012)
Net cash used in financing activities	$(26,547)	$(50,732)

Impairment Charges.     During our fiscal 2010 impairment testing of goodwill we concluded that the carrying value of our goodwill exceeded its implied fair value. As a result we recorded a non-cash pre-tax impairment charge of $230.8 million. There were no goodwill impairment charges for fiscal 2009.  See Note 5—Goodwill and Other Intangible Assets and Note 18—Asset Impairments in “Part II Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

During fiscal 2010, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write-off the carrying value of the tradename of approximately $21.3 million. During fiscal 2009, we recorded an impairment charge to write down the carrying value of the Golden Gallon® tradename of $900 thousand. See Note 18—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

In December 2009, management made a decision not to develop stores on certain owned land parcels.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during fiscal 2010. There were no land parcels impaired during fiscal 2009. See Note 18—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $7.2 million and $1.2 million during the fiscal year ended September 30, 2010 and September 24, 2009, respectively. See Note 18—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

Gain(Loss) on Extinguishment of Debt.     The loss on extinguishment of debt of $791 thousand during fiscal 2010 represents a loss on the repurchase of approximately $16.2 million in principal amount of our convertible notes.  The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs. The gain on extinguishment of debt of $4.0 million during fiscal 2009 represents a gain on the buyback of approximately $24.0 million of our convertible notes and $3.0 million of our  subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2010 decreased by $3.3 million, or 3.7%, from fiscal 2009.The decrease is primarily a result of declining interest rates and lower average outstanding borrowings.

Income Tax Expense (Benefit).    Our effective tax rate for fiscal 2010 was 30.1% compared to 36.6% for fiscal 2009. The decrease in our effective rate is primarily the result of certain federal and state tax credits.

Fiscal 2009 Compared to Fiscal 2008

Merchandise Revenue and Gross Profit.    Merchandise revenue for fiscal 2009 increased $22.2 million, or 1.4%, from fiscal 2008. This increase is primarily due to the merchandise revenue from stores acquired in fiscal 2009 and the effect of a full year of revenue from 2008 acquisitions of $19.5 million. Revenue from stores constructed in fiscal 2009 and the effect of a full year of revenue from stores constructed in 2008 of $12.5 million also added to the increase in merchandise revenue.  Revenue from newly acquired and newly constructed stores and an increase in comparable store merchandise revenue of $327 thousand was partially offset by lost revenue from closed stores of approximately $10.4 million. Although the sluggish economy has decreased merchandise unit sales, the increase in comparable store merchandise revenue was primarily attributed to increased retail prices resulting from the recent increase in federal excise cigarette taxes and growth in food service sales. Merchandise revenue included service revenue of $55.6 million for fiscal 2009 compared to $56.9 million for fiscal 2008, a decrease of $1.3 million, or 2.2%.  This decline was primarily the result of decreased consumer discretionary spending, which impacted carwash revenue and other service categories.

Merchandise gross profit for fiscal 2009 decreased $8.1 million, or 1.4%, from fiscal 2008. This decrease is primarily attributable to a 100 basis point decrease in merchandise gross margin to 35.4% for fiscal 2009 compared to 36.4% for fiscal 2008, partially offset by the increased merchandise revenue discussed above. The decrease in merchandise gross margin was primarily due to the impact of increased state and federal excise taxes in the cigarette category. We saw large increases in federal excise taxes to support the SCHIP during the fiscal year. The federal excise tax on cigarettes increased $0.62 per pack on April 1, 2009. Additionally, Florida increased state excise taxes $1.00 per pack effective July 1, 2009 which impacted approximately 26% of our stores. While we attempted to pass on the increased cost to our customers, the tax increase resulted in lower unit volumes and reduced merchandise margins. We also began to experience, and expect to continue to see, increases in state cigarette excise taxes, as states look for additional revenue sources to cover their revenue shortfalls caused by the soft economy. Additionally, the weak economic conditions led to a continued sales mix shift away from some of our higher margin categories like grocery, packaged beverages and services toward lower margin categories like cigarettes and beer.  Our overall merchandise gross margin has recently been trending lower and we anticipate continued pressure on merchandise margins in fiscal 2010. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.    Fuel revenue for fiscal 2009 decreased $2.6 billion, or 35.7%, from fiscal 2008. This decrease is primarily due to a decrease in gallons sold and a reduction in the average retail fuel price per gallon from $3.40 in fiscal 2008 to $2.24 for fiscal 2009. The decrease in our average retail price per gallon was primarily the result of falling oil prices, which went from a high of $107 a barrel to a low of $34 a barrel, in the second quarter of fiscal 2009. While oil prices trended higher the rest of our fiscal year, the average retail price per fuel gallon in fiscal 2009 remained significantly lower than fiscal 2008. Retail fuel gallons sold for fiscal 2009 decreased 25.4 million gallons, or 1.2%, from fiscal 2008. This decrease is primarily attributable to a 68.5 million gallon decrease in comparable store fuel gallons sold and lost fuel volume from closed stores of approximately 8.3 million gallons.  These declines were partially offset by 28.5 million fuel gallons sold at stores acquired since the beginning of fiscal 2008 and 23.1 million fuel gallons sold at newly-constructed stores since the beginning of fiscal 2008.  The decrease in comparable store fuel gallons sold was primarily attributed to continued economic difficulty, which resulted in, among other things,  decreased diesel demand. While comparable store non-diesel gallon volume trended higher throughout fiscal 2009, diesel gallon volume remained extremely soft as the faltering economy led to decreased truck traffic.

Fuel gross profit for fiscal 2009 increased $49.1 million, or 18.7%, from fiscal 2008. This increase was primarily due to our retail gross profit per gallon rising from $0.123 in fiscal 2008 to $0.149 for fiscal 2009, partially offset by the decline in gallon volume discussed above. As a result of a continued global economic recession which impacted oil demand, we experienced a sharp decline in oil and fuel prices in our first quarter of fiscal 2009, which favorably impacted our fuel margins. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel gross profit per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.047 per gallon and $0.058 per gallon for fiscal 2009 and fiscal 2008, respectively. The decrease in these fees was primarily due to lower average retail fuel prices.

Store Operating.    Store operating expenses for fiscal 2009 decreased $451 thousand, or 0.1%, from fiscal 2008. The decrease in store operating expenses is primarily due to increased focus on reducing store controllable expenses and our concentrated efforts on adjusting our labor needs to match decreases in any store traffic and volumes. This focus led to favorable year over year variances in store salary and wage expense.  The decrease was primarily offset by increased store facilities expense caused by an increase in rent expenses, which was due to a higher store count from acquisitions and new builds and we experienced higher utilities expenses as a result of rate increases.  The increase in store facilities expense was also due to increased expenses associated with refurbishing many of our stores.

General and Administrative.    General and administrative expenses for fiscal 2009 increased $10.5 million, or 11.6%, from fiscal 2008. The increase in general and administrative expenses is primarily due to increased bonus accruals, accelerated vesting of stock-based compensation and CEO transition costs.

Depreciation and Amortization.    Depreciation and amortization expenses for fiscal 2009 were generally consistent with fiscal 2008.  Depreciation and amortization expenses increased $386 thousand, or 0.4%, to $108.7 million in fiscal 2009 compared to $108.3 million in fiscal 2008.

Income from Operations.    Income from operations for fiscal 2009 increased $31.6 million, or 22.8%, from fiscal 2008. This increase is primarily due to the increase in fuel gross profit of $49.1 million, the decrease in store operating expenses of $451 thousand, the decrease in impairment charges of $1.1 million, offset by the decrease in merchandise gross profit of $8.1 million, the increase in general and administrative of $10.5 million and the increase in depreciation of $386 thousand.

Adjusted EBITDA.     Adjusted EBITDA for fiscal 2009 increased $30.9 million, or 12.4%, from 2008. This increase is primarily due to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008
Adjusted EBITDA	$281,341	$250,405
Impairment charges	(2,084)	(3,175)
Gain on extinguishment of debt	4,007	—
Interest expense, net	(89,283)	(92,833)
Depreciation and amortization	(108,712)	(108,326)
Income tax expense	(31,178)	(17,492)
Net income	$54,091	$28,579

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Fiscal Year Ended
	September 24, 2009	September 25, 2008
Adjusted EBITDA	$281,341	$250,405
Gain on extinguishment of debt	4,007	—
Interest expense, net	(89,283)	(92,833)
Income tax expense	(31,178)	(17,492)
Stock-based compensation expense	6,367	3,321
Changes in operating assets and liabilities	(18,050)	(6,410)
Other	16,232	20,513
Net cash provided by operating activities	$169,436	$157,504
Net cash used in investing activities	$(166,012)	$(115,513)
Net cash (used in ) provided by financing activities	$(50,732)	$103,694

Impairment Charges.     During fiscal 2009, we recorded an impairment charge to write-down the carrying value of the Golden Gallon® tradename of $900 thousand.  There were no tradename impairment charges for the fiscal 2008. See Note 18—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

We recorded impairment charges related to operating stores of approximately $1.2 million and $3.2 million during the fiscal years ended September 24, 2009 and September 25, 2008, respectively. See Note 18—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Condensed Consolidated Financial Statements”.

Gain on Extinguishment of Debt.     The gain on extinguishment of debt of $4.0 million during fiscal 2009 represents a gain on the buyback of approximately $24.0 million of our convertible notes and $3.0 million of our  subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

Interest Expense, Net.    Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2009 decreased by $3.6 million, or 3.8%, from fiscal 2008. The decrease is primarily a result of declining interest rates and our lower average outstanding borrowings as a result of the repayment of approximately $27.2 million in principal amount of our senior credit facility and the purchase of $24.0 million in principal amount of our convertible notes and $3.0 million in principal amount of our  subordinated notes.

Income Tax Expense.    Our effective tax rate for fiscal 2009 was 36.6% compared to 38.0% for fiscal 2008. The decrease in our effective rate is primarily the result of certain federal and state tax credits.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand will provide sufficient funds to finance our operations  for at least the next 12 months. As of September 30, 2010, we had approximately $200.6 million in cash and cash equivalents and approximately $105.7 million in available borrowing capacity under our revolving credit facility, approximately $748 thousand of which was available for the issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations.  During fiscal 2010, we purchased approximately $16.1 million in principal amount of our convertible notes on the open market.   During fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes and approximately $3.0 million in principal amount of our  subordinated notes on the open market.

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

Cash Flows from Operating Activities.     Net cash provided by operating activities for fiscal 2010 totaled $154.8 million compared to $169.4 million in fiscal 2009 and $157.5 million in fiscal 2008. The decrease in net cash provided by operating activities of $14.6 million for fiscal 2010 from fiscal 2009 is primarily attributable to an increase in deferred tax benefits of $78.9 million partially offset by an increase in net income excluding non-cash impairment charges of  $47.4 million and an increase in depreciation and amortization of $11.9 million and other changes in working capital.

Cash Flows from Investing Activities.   Net cash used in investing activities was $97.5 million in fiscal 2010 compared to $166.0 million in fiscal 2009. The decrease was primarily due to a decrease in acquisition activity in fiscal 2010 compared to fiscal 2009.  During fiscal 2009, we purchased 41 stores and their related businesses in three separate transactions for approximately $48.8 million in aggregate purchase consideration.

Capital expenditures (excluding all acquisitions) for fiscal 2010 were $101.1 million compared to $122.7 million in fiscal 2009. Our capital expenditures are primarily expenditures for store improvements, store equipment, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease finance transactions, borrowings under our senior credit facility and asset dispositions and vendor reimbursements.

We anticipate that capital expenditures for fiscal 2011 will be approximately $110.0 million to $120.0 million.

Cash Flows from Financing Activities.    For fiscal 2010, net cash used in financing activities was $26.5 million. The net cash used in financing activities is primarily the result of scheduled repayments of long-term debt of $4.3 million, purchasing $16.1 million of our convertible notes on the open market and repayments of lease finance obligations of $6.4 million. At September 30, 2010, our debt consisted primarily of $413.7 million in loans under our senior credit facility, $247.0 million of outstanding  subordinated notes, $457.3 million of outstanding lease finance obligations and $109.8 million of outstanding convertible notes.

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

As of September 30, 2010, we had no borrowings outstanding under the revolving credit facility and approximately $119.3 million of standby letters of credit had been issued. As of September 30, 2010, we had approximately $105.7 million in available borrowing capacity under the revolving credit facility (approximately $748 thousand of which was available for issuances of letters of credit). On March 31, 2008 and May 5, 2008, we borrowed delayed draw term loans in aggregate principal amounts of $30.0 million and $70.0 million, respectively, under our senior credit facility. Our delayed draw term loans are subject to the same terms and conditions, including interest rate and maturity date, as our initial $350.0 million term loan under our credit agreement. The total principal amount of the delayed draw term loans will be repaid in quarterly installments of $250 thousand, and the remaining outstanding principal amount of our delayed draw term loans will be due and payable on May 15, 2014, unless such payments are accelerated in the event of a default under our credit agreement. The proceeds from our delayed draw term loan were used to pay off amounts outstanding under our revolving credit facility, to provide working capital and for general corporate purposes.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than  4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the fourth quarter of fiscal 2009, so the applicable margins on our term loans for the first quarter of fiscal 2010 were 0.25% for base rate term loans and 1.50% for LIBOR rate term loans.  Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the first three quarters of fiscal 2010, so the applicable margins on our term loans for the second, third and fourth quarters of fiscal 2010 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the fourth quarter of fiscal 2009, but greater than 3.00 to 1.00, so the applicable margins on our borrowings under the revolving credit facility for the first quarter of fiscal 2010 were 0.25% for base rate revolving credit facility borrowings and 1.50% for LIBOR rate revolving credit facility borrowings. Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the first three quarters of fiscal 2010, so the applicable margins on our revolving credit facility borrowings for the second, third and fourth quarters of fiscal 2010 were 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

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

As a result of our excess cash flow during fiscal 2008, we made a mandatory prepayment of approximately $22.8 million of outstanding amounts under our senior credit facility in the first quarter of fiscal 2009.  Operations for fiscal 2009 did not result in any excess cash flow under the terms of our senior credit facility. Operations for fiscal 2010 will result in a mandatory prepayment of approximately $2.0 million to be paid in fiscal 2011.

The credit agreement governing our senior credit facility contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). As of September 30, 2010, we were in compliance with these covenants and restrictions and the financial covenants include:

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

Senior Subordinated Notes.    We have outstanding $247.0 million of our subordinated notes. Interest on the subordinated notes is due on February 15 and August 15 of each year. Proceeds from the sale of the subordinated notes were used to redeem $200.0 million in outstanding 10.25% senior subordinated notes, including a $6.8 million call premium, pay principal of approximately $28.0 million outstanding under our then-existing senior credit facility and pay related financing costs. We incurred debt extinguishment charges of $10.7 million, which consisted of the $6.8 million call premium and $3.9 million of unamortized deferred financing costs. We incurred approximately $6.6 million in costs associated with the new notes, which were deferred and will be amortized over the life of the subordinated notes.

The indenture governing our  subordinated notes contains covenants that, among other things and subject to various exceptions, restrict our ability and any restricted subsidiary’s ability to:

•	pay dividends, make distributions or repurchase stock;

•	issue stock of subsidiaries;

•	make investments in non-affiliated entities;

•
incur liens to secure debt which is equal to or subordinate in right of payment to the  subordinated notes, unless the notes are secured on an equal and ratable basis (or senior basis) with the obligations so secured;

•	enter into transactions with affiliates; and

•	engage in mergers, consolidations or sales of all or substantially all of our properties or assets.

We can incur debt under the indenture governing our  subordinated notes if our fixed charge ratio (as defined in the indenture) after giving effect to such incurrence, is at least 2.0 to 1.0. Even if we do not meet this ratio we can incur:

•	debt under our senior credit facility;

•	capital leases or purchase money debt in amounts not to exceed the greater of $35.0 million in the aggregate and 10% of our tangible assets at the time of incurrence;

•	intercompany debt;

•	debt existing on the date the subordinated notes were issued;

•	up to $25.0 million in any type of debt;

•	debt related to insurance and similar obligations arising in the ordinary course of business; and

•	debt related to guarantees, earn-outs, or obligations in respect of purchase price adjustments in connection with the acquisition or disposition of property or assets.

The  subordinated notes are:

•	junior in right of payment to all of our existing and future senior debt;

•	equal in right of payment to all of our existing and future senior subordinated debt; and

•	senior in right of payment to any of our future subordinated debt.

The indenture governing our  subordinated notes also places conditions on the terms of asset sales or transfers and requires us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our subordinated  notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing our subordinated notes, a change of control is deemed to occur if (a) any person, other than certain “permitted holders” (defined as any member of our senior management), becomes the beneficial owner of more than 50% of the voting power of our common stock, (b) any person, or group of persons acting together, other than a permitted holder, becomes the beneficial owner of more than 35% of the voting power of our common stock and the permitted holders own a lesser percentage than such other person, or (c) the first day on which a majority of the members of our Board of Directors are not “continuing Directors” (as defined in the indenture). On or after February 15, 2009, we may redeem the  subordinated notes in whole or in part at a redemption price that is 103.875% and decreases to 102.583% after February 15, 2010, 101.292% after February 15, 2011 and 100.0% after February 15, 2012.

Senior Subordinated Convertible Notes.    We have outstanding $109.8 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter.

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

Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

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

Shareholders’ Equity.    As of September 30, 2010, our shareholders’ equity totaled $308.4 million. The decrease of $158.8 million in shareholders’ equity from September 24, 2009 is primarily attributable to fiscal 2010 net loss of $165.3 million.  This net loss was partially offset by an increase in additional paid-in capital of $4.6 million and a decrease in accumulated other comprehensive deficit of $1.9 million. The increase in additional paid in capital is primarily due to the exercise of stock options, stock-based compensation expense and tax benefits associated with the note hedge we entered into in connection with the issuance of our convertible notes.

Contractual Obligations and Commitments

Contractual Obligations.    The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 30, 2010:

Contractual Obligations
(Dollars in thousands)

	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Long-term debt (1)	$6,321	$4,325	$114,087	$645,933	—	—	$770,666
Interest (2)	33,878	30,868	27,667	11,202	—	—	103,615
Lease finance obligations (3)	48,702	48,420	48,267	47,669	47,172	305,864	546,094
Operating leases (4)	82,154	77,804	66,775	50,857	42,884	172,071	492,545
Purchase obligations (5)	11,569	11,686	—	—	—	—	23,255

Total contractual obligations (6)	$182,624	$173,103	$256,796	$755,661	$90,056	$477,935	$1,936,175

(1)
Included in long-term debt are principal amounts owed on our  subordinated notes, convertible notes and senior credit facility. These borrowings are further explained above under “—Liquidity and Capital Resources” and in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.” The table assumes our long-term debt is held to maturity.

(2)
Included in interest are expected payments on our  subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on our senior credit facility and swap agreements is based on the LIBOR associated with our senior credit facility, which last reset on September 30, 2010. See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Long-Term Debt.”

(3)	Included in lease finance obligations are both principal and interest.

(4)
Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expenses, which have historically been insignificant. The lease payments do not include amounts for insurance, taxes and common area maintenance.  Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

(5)
Our contract with BP® requires us to purchase a minimum volume of fuel gallons. In any period in which we fail to meet the minimum volume requirement as set forth in the agreement, we are required to pay an amount equal to two cents per gallon times the difference between the actual gallon volume of BP ® branded product purchased and the minimum volume requirement for the given period. The amounts presented represent the minimum volume requirements per the contract times two cents per gallon.  Based on current forecasts we anticipate any shortfall to the minimum volume requirement to be immaterial in fiscal 2011.

(6)
Excluded from the contractual obligations table are $18.0 million in long-term environmental reserves and $25.0 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the  contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these reserves. Our environmental reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13—Commitments and Contingencies” and our long-term tank removal reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

Letter of Credit Commitments.    The following table summarizes by fiscal year the expiration dates of our standby letters of credit issued under our senior credit facility as of September 30, 2010 (amounts in thousands):

	Fiscal 2011	Total
Standby letters of credit	$119,252	$119,252

At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.    As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively.  As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively.  These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 277 and 268 known contaminated sites as of September 30, 2010 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $15.9 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $7.5 million for remediation, tank removal and litigation. The increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected coverage for certain known remediation costs. Also, as of September 30, 2010 and September 24, 2009, there were an additional 510 and 513 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.5% to determine the reserve.

Merchandise Supply Agreement.    We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase the majority of the cigarettes we sell from McLane. The agreement with McLane continues through December 31, 2014 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 59% of our total merchandise purchases in fiscal 2010.

Fuel Supply Agreements.    We have historically purchased our branded fuel and diesel fuel under supply agreements with major oil companies, including BP ® , CITGO ® , Chevron ® , ExxonMobil ® and Motiva Enterprises (a Shell® joint venture).  The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. These supply agreements have expiration dates ranging from 2012 to 2017 and contain provisions for various payments to us based on volume of purchases and vendor allowances. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets used by us to sell their fuel.

The Branded Jobber Contract between us and BP® dated as of February 1, 2003, as subsequently amended, sets forth certain minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP ®  branded product purchased and the minimum volume requirement. We did not meet the requirement for the one year period ending September 30, 2009 or for the one-year period ending September 30, 2010. The shortfall amount for fiscal 2009 has been settled and was an immaterial amount. While the amount owed to BP ® is still being negotiated for fiscal 2010, the final amount, if any, we will be required to reimburse BP ® is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2011 is approximately 578 million gallons of BP ® branded product.  Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2011.

We have a fuel supply agreement with CITGO®  which expires in 2013. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through August 2013. Currently, BP ® supplies approximately 26% of our total fuel volume, which is sold under the BP ® /Amoco ® brand, and CITGO ® supplies approximately 15% of our total fuel volume. CITGO ® supplies both our private brand fuel, which is sold under our own Kangaroo® and other brands, and CITGO® branded fuel. Most of the remaining locations, primarily in Florida, are branded by Chevron ®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our fuel gallon growth and fuel gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. With the exception of our commitment to BP ®as mentioned above, we have met these purchase levels and expect to continue to do so at least through fiscal 2011.

On July 26, 2010, we entered into a new fuel supply agreement with Marathon . Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017.  Under the terms of this agreement Marathon will supply fuel to more than 600 locations with a joint branding relationship at approximately 285 sites.

Other Commitments.    We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we have faced, and will continue to face, increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, new SEC regulations and NASDAQ rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2010 and fiscal 2009. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. In the following table, fuel gallons and dollars are in thousands, except per share and per gallon data.

	Fiscal 2010						Fiscal 2009
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter(1)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$1,736,398	$1,677,442	$1,897,024		$1,954,398		$1,632,481	$1,313,637	$1,628,059	$1,815,954
Merchandise revenue	417,572	409,267	469,097		501,924		390,116	389,397	431,144	448,269
Fuel revenue	1,318,826	1,268,175	1,427,927		1,452,474		1,242,365	924,240	1,196,915	1,367,685
Merchandise gross profit (2)	136,288	138,223	160,463		172,545		138,681	144,812	151,062	152,529
Total fuel gross profit (2)	56,988	65,385	80,376		61,936		129,831	55,201	49,889	76,423
Income (loss) from operations	(21,283)	(212,691)	50,746		33,126		85,009	23,480	20,578	41,478
Net income (loss)	(26,069)	(166,082)	18,018		8,518		38,537	3,803	(749)	12,500
Net income (loss) per share - basic	(1.17)	(7.44)	0.81		0.38		1.73	0.17	(0.03)	0.56
Net income (loss) per share - diluted	(1.17)	(7.44)	0.80		0.38		1.73	0.17	(0.03)	0.56
Income from operations as a percentage of full year	14.2%	141.7%	(33.8%	)	(22.1%	)	49.8%	13.8%	12.1%	24.3%
Comparable store merchandise sales increase (decrease) (%)	5.2%	3.6%	7.7%		5.7%		(3.0%)	1.3%	0.2%	1.6%
Comparable store merchandise sales increase (decrease)	$20,155	$13,682	$32,619		$27,140		$(11,671)	$4,718	$888	$7,050
Comparable store fuel gallons increase (decrease) (%)	0.8%	(7.5%)	(5.6%)		(7.2%	)	(7.2%)	(6.4%)	(0.5%)	1.4%
Comparable store fuel gallons increase (decrease)	4,140	(36,717)	(29,600)		(42,256)		(37,857)	(33,041)	(2,441)	7,286
Retail fuel gross profit per gallon	$0.110	$0.140	$0.156		$0.112		$0.258	$0.112	$0.093	$0.138
Retail fuel gallons	518,144	467,442	514,265		547,507		499,673	492,245	533,978	552,139

(1)	The fourth quarter of fiscal 2010 was a 14-week period due to the 53-week year, rather than a 13-week period as it was in fiscal 2009, which was a 52-week year.
(2)	We compute gross profit exclusive of depreciation and allocation of store operating and administrative expenses.

Inflation

Wholesale fuel prices were volatile during fiscal 2010, fiscal 2009 and fiscal 2008, and we expect that they will remain volatile into the foreseeable future. During fiscal 2010, wholesale crude oil prices started with a low of $66 a barrel on the first day of fiscal 2010 then increased to a high of $87 a barrel in the third quarter of fiscal 2010, and ended the year at $80 a barrel. During fiscal 2009, wholesale crude oil prices hit a high of approximately $107 per barrel in September 2008 and a low of approximately $34 per barrel in December 2008. During fiscal 2008, wholesale crude oil prices hit a high of approximately $146 per barrel in July 2008 and a low of approximately $78 per barrel in October 2007.

We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in fuel wholesale prices will not negatively affect fuel gross margins or demand for fuel within our markets.

General CPI, excluding energy, increased 0.9% during fiscal 2010, 1.2% during fiscal 2009 and 3.0% during fiscal 2008. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB Accounting Standards Codification™ (the “ASC”) Topic 820 and provides a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method. This update requires entities to provide fair value measurement disclosures for each class of financial assets and liabilities. This guidance became effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  We are currently evaluating this standard update to determine the impact, if any, it will have on our financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under ASC Topic 820 (formerly, Statement 157).  ASU 2009-05 became effective for the first reporting period (including interim periods) beginning after issuance.  Entities could have elected to early adopt the ASU if financial statements had not been issued.

In June 2009, the FASB approved the ASC.  The ASC became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than guidance issued by the SEC, and supersedes all existing standards and pronouncements by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  The ASC became effective for interim and annual financial periods ending after September 15, 2009 and did not have an impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance became effective for us  in fiscal 2010. The measurement provisions for this standard applies only to intangible assets acquired after the effective date.

Effective September 25, 2009 we adopted FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented.  Early adoption was not permitted.  The provisions of this guidance apply to our convertible notes.  This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $5.1 million and $5.2 million for fiscal years ended September 24, 2009 and September 25, 2008, respectively, and a decrease to gain on extinguishment of debt of $3.2 million for fiscal year ended September 24, 2009.

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

Condensed Consolidated Balance Sheets

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

Condensed Consolidated Statements of Operations

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Operations
Gain (loss) on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(84,229)	(5,054)	(89,283)
Income tax expense	(34,368)	3,190	(31,178)
Net income (loss)	59,111	(5,020)	54,091
Earnings per share:
Basic	$2.66	(0.23)	$2.43
Diluted	$2.65	(0.23)	$2.42

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	$(87,593)	$(5,240)	$(92,833)
Income tax expense	(19,528)	2,036	(17,492)
Net income (loss)	31,783	(3,204)	28,579
Earnings per share:
Basic	$1.43	(0.14)	$1.29
Diluted	$1.43	(0.14)	$1.29

Consolidated Statements of Shareholders' Equity

	September 27, 2007
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$163,926	$25,024	$188,950
Retained Earnings	189,378	(5,315)	184,063

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$169,851	$25,024	$194,875
Retained Earnings	220,605	(8,519)	212,086

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$180,327	$24,471	$204,798
Retained Earnings	279,716	(13,539)	266,177

Condensed Consolidated Statements of Cash Flows

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$59,111	$(5,020)	$54,091
Amortization of convertible debt discount	—	5,340	5,340
Provision for deferred income taxes	13,527	(3,190)	10,337
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	4,848	(286)	4,562

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$31,783	$(3,204)	$28,579
Amortization of convertible debt discount	—	5,431	5,431
Provision for deferred income taxes	12,502	(2,036)	10,466
Other	4,807	(191)	4,616

The debt and equity components recognized for our convertible notes were as follows:

	September 24, 2009	September 25, 2008

Principal amount of convertible notes	$125,975	$150,000
Unamortized discount (1)	18,377	27,779
Net carrying amount	$107,598	$122,221
Additional paid-in capital	$24,471	$25,024

(1) The remaining recognition period was 38 months and 50 months as of September 24, 2009 and September 25, 2008, respectively.

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	September 30, 2010	September 24, 2009	September 25, 2008
Contractual coupon interest	$3,748	$4,137	$4,550
Amortization of discount on convertible notes	5,168	5,340	5,431
Interest expense	$8,916	$9,477	$9,981

Effective interest rate	8.4%	8.4%	8.4%

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delays the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance on September 25, 2009, and the adoption did not have a material impact on our financial statements.  Our adoption of this guidance was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance affects acquisitions we made since the beginning of the first quarter of fiscal 2010.   A significant impact of this standard will be to treat third party costs associated with acquisitions as a period expense.

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

Insurance Liabilities.    We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. We have recorded accrued liabilities based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position.  A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2010 by approximately $3.0 million.

Long-Lived Assets and Closed Stores.    Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with guidance for accounting for the impairment or disposal of long-lived assets. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store over its remaining economic life are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges.  We recorded losses of approximately $15.0 million, $1.2 million and $3.2 million for asset impairments for certain real estate, leasehold improvements and store and fuel equipment at certain stores for fiscal 2010, 2009 and 2008, respectively. We record losses on asset impairments as a component of other impairment charges. See Note 18—Asset Impairments.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income.  For example, a 10% change in management’s assumptions regarding the amount of sublease income would not have a material impact on our financial statements.  Similarly, a 1% change in the discount rate would not have a material impact on our fiscal 2010 financial statements.

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

Asset Retirement Obligations.    We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with guidance for accounting for asset and retirement obligations. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained.  For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would increase our asset retirement obligation by approximately $2.5 million as of September 30, 2010.  There were no material changes in our asset retirement obligation estimates during fiscal 2010.  See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Asset Retirement Obligations.”

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

Environmental Liabilities and Related Receivables.    Environmental reserves reflected in the financial statements are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Deductibles and remediation costs not covered by state trust fund programs and third-party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate.  A 1.0% change in the discount rate would not have a material impact on our fiscal 2010 financial statements.   See also “Part II. – Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13 – Commitments and Contingencies.” Reimbursements under state trust fund programs or third-party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

Changes in laws and regulations, the financial condition of the state trust funds and third-party insurers and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our  subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 30, 2010, including applicable interest rates, are discussed above in “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8—Derivative Financial Instruments.”

As of September 30, 2010 and September 24, 2009, we had fixed-rate debt outstanding of $356.9  million and $373.2 million, respectively, and we had variable-rate debt outstanding of $413.7 million and $419.1 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 30, 2010. Fair values have been determined based on quoted market prices as of September 30, 2010.

Expected Maturity Date
as of September 30, 2010
(Dollars in thousands)
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$52	$56	$109,818	$247,000	—	—	$356,926	$352,810
Weighted-average interest rate	6.24%	6.29%	7.50%	7.75%			6.71%
Long-term debt (variable rate)	$6,269	$4,269	$4,269	$398,933	—	—	$413,740	$395,122
Weighted-average interest rate	2.78%	2.07%	2.01%	2.01%			2.25%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 30, 2010, the interest rate on approximately 64.5% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 84.9% at September 24, 2009. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 30, 2010 would be to change interest expense by approximately $2.7 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	September 30, 2010	September 24, 2009
Notional principal amount	$140,000	$300,000
Weighted-average fixed pay rate	3.12%	3.65%
Weighted-average variable receive rate	0.47%	0.31%
Weighted-average years to maturity	0.87	1.03

As of September 30, 2010, the fair value of our swap agreements represented a net liability of $3.4 million.

 Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 8.    Consolidated Financial Statements and Supplementary Data.

Page
The Pantry, Inc. Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of September 30, 2010 and September 24, 2009	56
Consolidated Statements of Operations for the fiscal years ended September 30, 2010, September 24, 2009 and September 25, 2008	57
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2010, September 24, 2009 and September 25, 2008	58
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2010, September 24, 2009 and September 25, 2008	69
Notes to Consolidated Financial Statements	61
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts and Reserves	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Pantry, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 30, 2010 and September 24, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and September 24, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying fiscal 2009 and 2008 consolidated financial statements have been retrospectively adjusted for the adoption of the updated provisions of "Debt with Conversion and Other Options" in the Accounting Standards Codification.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 14, 2010

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2010	September 24, 2009
		(As adjusted, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$200,637	$169,880
Receivables (net of allowance for doubtful accounts of $111 at September 30, 2010 and $83 at September 24, 2009)	92,118	92,494
Inventories	130,949	124,524
Prepaid expenses and other current assets	21,848	18,142
Deferred income taxes	11,468	14,959

Total current assets	457,020	419,999

Property and equipment, net	1,005,152	1,028,982

Other assets:
Goodwill	403,193	634,703
Other intangible assets	6,722	29,887
Other noncurrent assets	24,363	40,584

Total other assets	434,278	705,174

Total assets	$1,896,450	$2,154,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,321	$4,317
Current maturities of lease finance obligations	7,024	6,536
Accounts payable	144,358	140,730
Accrued compensation and related taxes	14,736	22,804
Other accrued taxes	31,748	25,164
Self-insurance reserves	29,681	30,904
Other accrued liabilities	37,866	31,386

Total current liabilities	271,734	261,841

Other liabilities:
Long-term debt	753,020	769,563
Lease finance obligations	450,312	458,509
Deferred income taxes	38,388	109,260
Deferred vendor rebates	10,212	17,392
Other noncurrent liabilities	64,675	70,415

Total other liabilities	1,316,607	1,425,139

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,736,051 and 22,523,114 issued and outstanding at September 30, 2010 and September 24, 2009, respectively	227	225
Additional paid-in capital	209,410	204,798
Accumulated other comprehensive deficit, net of deferred income taxes of $1,325 at September 30, 2010 and $2,555 at September 24, 2009	(2,090)	(4,025)
Retained earnings	100,562	266,177

Total shareholders’ equity	308,109	467,175

Total liabilities and shareholders’ equity	$1,896,450	$2,154,155

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	September 30, 2010	September 24, 2009	September 25, 2008
	(53 weeks)	(52 weeks)	(52 weeks)
		(As adjusted, see Note 1)	(As adjusted, see Note 1)
Revenues:
Merchandise	$1,797,860	$1,658,926	$1,636,711
Fuel	5,467,402	4,731,205	7,358,915

Total revenues	7,265,262	6,390,131	8,995,626

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,190,396	1,071,842	1,041,574
Fuel cost of goods sold (exclusive of items shown separately below)	5,202,717	4,419,861	7,096,648
Store operating	536,618	515,635	516,085
General and administrative	97,949	101,452	90,914
Goodwill impairment	230,820	—	—
Other impairment charges	36,259	2,084	3,175
Depreciation and amortization	120,605	108,712	108,326

Total costs and operating expenses	7,415,364	6,219,586	8,856,722

Income (loss) from operations	(150,102)	170,545	138,904

Other income (expense):
Gain (loss) on extinguishment of debt	(791)	4,007	—
Interest expense, net	(85,990)	(89,283)	(92,833)

Total other expense	(86,781)	(85,276)	(92,833)

Income (loss) before income taxes	(236,883)	85,269	46,071
Income tax benefit (expense)	71,268	(31,178)	(17,492)

Net income (loss)	$(165,615)	$54,091	$28,579

Earnings (loss) per share:
Basic	$(7.42)	$2.43	$1.29

Diluted	$(7.42)	$2.42	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings	Total
	Shares	Par Value
Balance, September 27, 2007 (as adjusted, See Note 1)	22,194	$222	$188,950	$302	$184,063	$373,537
Comprehensive income, net of tax:
Net income	—	—	—	—	28,579	28,579
Unrealized losses on qualifying cash flow hedges	—	—	—	(1,121)	—	(1,121)

Comprehensive income (loss)				(1,121)	28,579	27,458
Stock-based compensation expense	—	—	3,321	—	—	3,321
Exercise of stock options	16	—	417	—	—	417
Excess income tax benefits from stock-based compensation arrangements, net	—	—	7	—	—	7
Income tax benefit of note hedge	—	—	2,180	—	—	2,180
Cumulative effect from guidance for accounting for income taxes	—	—	—	—	(556)	(556)
Balance, September 25, 2008 (as adjusted, See Note 1)	22,210	$222	$194,875	$(819)	$212,086	$406,364
Comprehensive income, net of tax:
Net income	—	—	—	—	54,091	54,091
Unrealized losses on qualifying cash flow hedges	—	—	—	(3,206)	—	(3,206)
Comprehensive income (loss)				(3,206)	54,091	50,885
Stock-based compensation expense	—	—	6,367	—	—	6,367
Convertible debt buyback			(553)			(553)
Exercise of stock options and restricted stock issuance	313	3	293	—	—	296
Excess income tax benefits from stock-based compensation arrangements, net	—	—	28	—	—	28
Income tax benefit of note hedge	—	—	3,788	—	—	3,788
Balance, September 24, 2009 (as adjusted, See Note 1)	22,523	$225	$204,798	$(4,025)	$266,177	$467,175
Comprehensive income, net of tax:
Net income (loss)	—	—	—	—	(165,615)	(165,615)
Unrealized gains on qualifying cash flow hedges	—	—	—	1,935	—	1,935
Comprehensive income (loss)				1,935	(165,615)	(163,680)
Stock-based compensation expense	—	—	3,478	—	—	3,478
Exercise of stock options and restricted stock issuance	193	2	420	—	—	422
Excess income tax benefits from stock-based compensation arrangements, net	—	—	(2,172)	—	—	(2,172)
Income tax benefit of note hedge	—	—	2,886	—	—	2,886
Balance, September 30, 2010	22,716	$227	$209,410	$(2,090)	$100,562	$308,109

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008
	(53 weeks)	(52 weeks)	(52 weeks)
		(As adjusted, see Note 1)	(As adjusted, see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(165,615)	$54,091	$28,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120,605	108,712	108,326
Impairment charges	267,079	2,084	3,175
Amortization of convertible note discount	5,168	5,340	5,431
Provision (benefit) for deferred income taxes	(68,611)	10,337	10,466
(Gain) loss on extinguishment of debt	791	(4,007)	—
Stock-based compensation expense	3,478	6,367	3,321
Other	5,523	4,562	4,616
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	376	16,453	(25,023)
Inventories	(6,425)	10,822	39,241
Prepaid expenses and other current assets	(1,101)	(4,933)	354
Other noncurrent assets	3,649	(1,424)	423
Accounts payable	3,628	(30,486)	(21,012)
Other current liabilities and accrued expenses	(2,353)	(3,857)	6,500
Other noncurrent liabilities	(11,367)	(4,625)	(6,893)

Net cash provided by operating activities	154,825	169,436	157,504

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(101,127)	(122,656)	(109,496)
Proceeds from sales of property and equipment	3,616	5,309	7,456
Insurance recoveries	—	103	1,223
Acquisitions of businesses, net of cash acquired	(10)	(48,768)	(14,696)

Net cash used in investing activities	(97,521)	(166,012)	(115,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(20,374)	(46,643)	(3,790)
Proceeds from issuance of long-term debt	—	—	100,000
Repayments of revolving credit facility	—	—	(35,000)
Borrowings under revolving credit facility	—	—	35,000
Repayments of lease finance obligations	(6,429)	(5,706)	(4,784)
Proceeds from lease finance obligations	—	1,350	12,200
Proceeds from exercise of stock options	422	296	417
Other financing costs	(166)	(29)	(349)

Net cash (used in) provided by financing activities	(26,547)	(50,732)	103,694

Net (decrease) increase in cash	30,757	(47,308)	145,685
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	169,880	217,188	71,503

CASH AND CASH EQUIVALENTS, END OF YEAR	$200,637	$169,880	$217,188

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
(Dollars in thousands)

	Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008
Cash paid during the year:
Interest	$81,874	$85,214	$88,113

Income taxes (received) paid	$(5,337)	$30,168	$4,329

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$458	$4,039	—

Accrued purchases of property and equipment	$5,655	$722	$7,480

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. As of September 30, 2010, we operated 1,638 convenience stores in Florida (415), North Carolina (382), South Carolina (279), Georgia (131), Tennessee (104), Mississippi (99), Alabama (113), Virginia (50), Kentucky (29), Louisiana (27) and Indiana (9).

Accounting Period

We operate on a 52 - 53 week fiscal year ending on the last Thursday in September. Fiscal 2010 was a 53 week year. Fiscal 2009 and fiscal 2008 were 52 week years.

Acquisition Accounting

Our acquisitions are accounted for under the purchase method of accounting whereby purchase price is allocated to assets acquired and liabilities assumed based on fair value. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The consolidated statements of operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition. See Note 1—Summary of Significant Accounting Policies below regarding New Accounting Standards for a further discussion acquisition accounting.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  Environmental remediation costs previously included in store operating expenses in our consolidated statements of operations are now included in fuel cost of goods sold.  Impairment charges previously included in general and administrative expenses or depreciation and amortization in our consolidated statements of operations are now separately disclosed as impairment charges.  Amounts previously included in miscellaneous expense are now included in general and administrative expenses.  Amounts previously included in excess income tax benefits from stock-based compensation arrangements in our consolidated statements of cash flows have now been included in other financing activities.

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

Estimated useful lives are as follows:

Buildings	20 to 33 1/2 years
Equipment, furniture and fixtures	3 to 30 years
Leasehold improvements	Lesser of lease term or life of the asset

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

Long-Lived Assets

Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with guidance on accounting for the impairment or disposal of long-lived assets. When an evaluation is required, the projected future undiscounted cash flows to be generated from each store are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations.  Similar changes may occur in the future that will require us to record impairment charges. We recorded losses of approximately $15.0 million, $1.2 million and $3.2 million for asset impairments for certain real estate, leasehold improvements and store and fuel equipment at certain stores for fiscal 2010, 2009 and 2008, respectively. We record losses on asset impairments as a component of other impairment charges. See Note 18—Asset Impairments.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income.  For example, a 10% change in management’s assumptions regarding the amount of sublease income would not have a material impact on our financial statements.  Similarly, a 1% change in the discount rate would not have a material impact on our fiscal 2010 financial statements.

Lease Accounting

Leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations. For all sale-leaseback transactions entered into through September 30, 2010, we retained ownership of the underground storage tanks, which represents a form of continuing involvement and as such, we account for these transactions as financing leases.

Revenue Recognition

Revenues from our two primary product categories, fuel and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders and car washes and services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We evaluate the criteria of reporting revenue gross as a principal versus net as an agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

Cost of Goods Sold

The primary components of cost of goods sold are fuel, merchandise, credit card fees, repairs and maintenance of customer delivery equipment (e.g., fuel dispensers) and franchise fees for branded fast food service less vendor allowances and rebates. Vendor allowances and rebates are recognized in cost of goods sold in accordance with vendor agreements and as the related inventories are sold.

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management expenses, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses.

Deferred Financing Costs

Deferred financing costs represent expenses related to issuing long-term debt, obtaining lines of credit and obtaining lease financing. See Note 6—Long-Term Debt and Note 7—Lease Obligations. Such amounts are being amortized over the remaining term of the respective financing and are included in interest expense.

Vendor Allowances, Rebates and Other Vendor Payments

We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Our accounting practices with regard to some of our most significant arrangements are as follows:

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Vendor allowances for price markdowns are credited to cost of goods sold during the period in which the related markdown is taken.

•
Store imaging allowances are recognized as a reduction of cost of goods sold in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies and other types of branding as defined in our fuel contracts.

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

The aggregate amounts recorded as a reduction of cost of goods sold were $150.5 million, $149.3 million and $142.2 million for fiscal 2010, 2009 and 2008, respectively.

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•
Environmental reserves reflected in the financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.  We increased our estimated expenditures for remediation and related litigation primarily due to lower than expected coverage for certain known remediation costs.

•
Future remediation costs for amounts of deductibles under, or amounts not covered by, state trust fund programs and third-party insurance arrangements and for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis. A 1% change in the discount rate would not have a material impact on our fiscal 2010 financial statements.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $897.5 million, $918.1 million and $907.0 million for fiscal 2010, 2009 and 2008, respectively.

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. For each of our self-insured risks we maintain excess loss coverage ranging from $200 thousand to $500 thousand per occurrence.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $4.6 million for fiscal 2010 and $3.6 million for fiscal years 2009 and 2008.

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

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This guidance requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820 and provides a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method. This update requires entities to provide fair value measurement disclosures for each class of financial assets and liabilities. This guidance became effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. We are currently evaluating this standard update to determine the impact, if any, it will have on our financial statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which provides guidance on measuring the fair value of liabilities under ASC 820 (formerly, Statement 157).  ASU 2009-05 became effective for the first reporting period (including interim periods) beginning after issuance. Entities could have elected to early adopt the ASU if financial statements had not been issued.

In June 2009, the FASB approved the ASC.  The ASC became the single source of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (“SEC”), and supersedes all existing standards and pronouncements by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  The ASC became effective for interim and annual financial periods ending after September 15, 2009 and did not have an impact on our financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under previous guidance of goodwill and other intangible assets.  The purpose of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 Goodwill and Other Intangible Assets which was primarily codified into Topic 350 in the ASC and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which was primarily codified into Topic 805 “Business Combinations” in the ASC, and other GAAP.  This guidance became effective for us in fiscal 2010. The measurement provisions for this standard applies only to intangible assets acquired after the effective date.

Effective September 25, 2009 we adopted FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), which was primarily codified into Topic 470 “Debt” in the ASC. This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. This guidance requires the issuer of a convertible debt instrument within its scope to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its initial fair value must be amortized to interest cost using the interest method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods thereafter and must be applied retrospectively to all periods presented. Early adoption was not permitted. The provisions of this guidance apply to our 3.0% senior subordinated convertible notes due 2012 (our “convertible notes”). This guidance did not impact our actual past or future cash flows, but its retrospective application resulted in an increase to interest expense, net of $5.1 million and $5.2 million for fiscal years ended September 24, 2009 and September 25, 2008, respectively, and a decrease to gain on extinguishment of debt of $3.2 million for fiscal year ended September 24, 2009.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the effect of the retrospective application of FSP 14-1 on certain previously reported line items:

Condensed Consolidated Balance Sheets

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Balance Sheet
Other noncurrent assets	$41,080	$(496)	$40,584
Long-term debt	787,940	(18,377)	769,563
Deferred income taxes	102,311	6,949	109,260
Additional paid-in-capital	180,327	24,471	204,798
Retained earnings	279,716	(13,539)	266,177

Condensed Consolidated Statements of Operations

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Operations
Gain (loss) on extinguishment of debt	$7,163	$(3,156)	$4,007
Interest expense, net	(84,229)	(5,054)	(89,283)
Income tax expense	(34,368)	3,190	(31,178)
Net income (loss)	59,111	(5,020)	54,091
Earnings per share:
Basic	$2.66	(0.23)	$2.43
Diluted	$2.65	(0.23)	$2.42

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Operations
Interest expense, net	$(87,593)	$(5,240)	$(92,833)
Income tax expense	(19,528)	2,036	(17,492)
Net income	31,783	(3,204)	28,579
Earnings per share:
Basic	$1.43	(0.14)	$1.29
Diluted	$1.43	(0.14)	$1.29

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Shareholders' Equity

	September 27, 2007
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$163,926	$25,024	$188,950
Retained Earnings	189,378	(5,315)	184,063

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$169,851	$25,024	$194,875
Retained Earnings	220,605	(8,519)	212,086

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Consolidated Statements of Shareholders' Equity
Additional Paid-in Capital	$180,327	$24,471	$204,798
Retained Earnings	279,716	(13,539)	266,177

Condensed Consolidated Statements of Cash Flows

	September 24, 2009
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$59,111	$(5,020)	$54,091
Amortization of convertible debt discount	—	5,340	5,340
Provision for deferred income taxes	13,527	(3,190)	10,337
Gain on extinguishment of debt	(7,163)	3,156	(4,007)
Other	4,848	(286)	4,562

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 25, 2008
	As previously reported	Adjustment	As adjusted
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Net income	$31,783	$(3,204)	$28,579
Amortization of convertible debt discount	—	5,431	5,431
Provision for deferred income taxes	12,502	(2,036)	10,466
Other	4,807	(191)	4,616

The debt and equity components recognized for our convertible notes were as follows:

	September 24, 2009	September 25, 2008

Principal amount of convertible notes	$125,975	$150,000
Unamortized discount (1)	18,377	27,779
Net carrying amount	$107,598	$122,221
Additional paid-in capital	$24,471	$25,024

(1) The remaining recognition period was 38 months and 50 months as of September 24, 2009 and September 25, 2008, respectively.

The amount of interest expense recognized and the effective interest rate for our convertible notes were as follows:

	September 30, 2010	September 24, 2009	September 25, 2008
Contractual coupon interest	$3,748	$4,137	$4,550
Amortization of discount on convertible notes	5,168	5,340	5,431
Interest expense	$8,916	$9,477	$9,981

Effective interest rate	8.4%	8.4%	8.4%

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 which was primarily codified into Topic 820 in the ASC, which delays the effective date of previous fair value measurement and disclosure guidance to September 25, 2009 for us for all nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted this new fair value measurement and disclosure guidance on September 25, 2009, and the adoption did not have a material impact on our financial statements.  Our adoption of this guidance was limited to financial assets and liabilities, and therefore only applied to the valuation of our derivative contracts.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(R), as amended and clarified by FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was primarily codified into Topic 805 in the ASC. This guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Adoption of this guidance affects acquisitions we made since the beginning of the first quarter of fiscal 2010.   A significant impact of this standard will be to treat third party costs associated with acquisitions as a period expense.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Additionally, we would consider acquiring stores that are not within or contiguous to our current markets if the opportunity met certain criteria including, among others, a minimum number of stores, sales volumes and profitability. In fact, we completed the acquisition of 47 stores from Presto Convenience Stores, LLC in the first quarter of fiscal 2011. The acquisition includes forty-four stores in Kansas and three stores in Missouri, which expands our geographic footprint to 13 states and which we believe will create new fill-in opportunities for future growth. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. We strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment.

Fiscal 2010 Acquisitions

There were no acquisitions for fiscal 2010.

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

The following unaudited pro forma information presents a summary of our consolidated results of operations as if all of the fiscal 2009 transactions had occurred at the beginning of fiscal 2009 (amounts in thousands, except per share data):

2009
Total revenues	$6,550,604
Net income	$57,386
Earnings per share:
Basic	$2.58
Diluted	$2.57

NOTE 3—INVENTORIES

At September 30, 2010 and September 24, 2009, inventories consisted of the following (amounts in thousands):

	2010	2009
Inventories at FIFO cost:
Merchandise	$110,331	$108,004
Less adjustment to LIFO cost	(39,942)	(36,304)
Merchandise inventory at LIFO cost	70,389	71,700
Fuel	60,560	52,824
Total Inventories	$130,949	$124,524

The impact on merchandise cost of goods sold of LIFO inventory liquidations was not material for fiscal 2010.  We did not have any LIFO inventory liquidations during fiscal 2009 or 2008.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY AND EQUIPMENT

At September 30, 2010 and September 24, 2009, property and equipment consisted of the following (amounts in thousands):

	2010	2009
Land	$338,930	$342,520
Buildings	386,669	379,994
Equipment, furniture and fixtures	793,370	758,905
Leasehold improvements	195,944	192,252
Construction in progress	41,971	36,465
	1,756,884	1,710,136
Less—accumulated depreciation and amortization	(751,732)	(681,154)
Property and equipment, net	$1,005,152	$1,028,982

Depreciation expense was $118.6 million, $106.7 million and $105.8 million for fiscal 2010, 2009 and 2008, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

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

In December 2009, management made a decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast. Our Petro Express stores are located in the impacted regions and the vast majority of the stores were de-branded by the end of fiscal 2010. Given the required de-branding, management made a decision to concurrently re-image both the retail fuel operations and the operating stores to capitalize on synergies in the re-branding process. As a result, we performed interim impairment testing of the Petro Express tradename on December 24, 2009.  We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the first quarter of fiscal 2010, which appears in other impairment charges on our condensed consolidated statements of operations.

 In the third quarter of fiscal 2009, we made certain changes in our private label milk business and management determined that the useful life of the related tradename was no longer indefinite.  As a result of these business changes, we recorded an impairment charge of $0.9 million in fiscal 2009 which is included in other impairment charges. Other intangible assets are included in other noncurrent assets.  In accordance with our policy, we conducted our annual assessment of all indefinite-lived intangibles in the fourth quarter of fiscal 2009.  No additional impairment charges related to other intangible assets were recorded in fiscal 2009. Additionally, no impairment charges related to other intangible assets were recorded in fiscal 2008.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value.  The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment.  If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value.  The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the impairment test date.  The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment that could have a material impact on our consolidated financial statements. See Note 19—Fair Value Measurements for a further description of the fair value measurement process.

As a result of our annual impairment testing conducted in the second quarter of fiscal 2010 we determined that our book value exceeded our fair value under step one and that the carrying value of our goodwill exceeded its implied fair value under step two. Accordingly, we recorded a non-cash pre-tax impairment charge of approximately $230.8 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the May 13, 2008 goodwill impairment test. The non-cash impairment charge has no direct impact on our cash flows, liquidity or debt covenants and will not result in any current or future cash expenditures.  We also recorded a tax benefit of $67.0 million in relation to the goodwill impairment. See Note 18—Asset Impairments for more information.

The following table reflects goodwill and other intangible asset balances as of September 25, 2008 and the activity thereafter through September 30, 2010 (amounts in thousands, except weighted-average life data):

	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.2	23.9
Gross balance at September 25, 2008	$627,653	$24,050	$2,850	$1,928	$12,593
Transfers	—	(2,800)	2,800	—	—
Purchase accounting adjustments (1)	11	—	—	—	—
Acquisitions	7,039	—	—	—	135
Gross balance at September 24, 2009	634,703	21,250	5,650	1,928	12,728
Purchase accounting adjustments (1)	(690)	—	—	—	—
Impairments	(230,820)	(21,250)	—	—	—
Gross balance at September 30, 2010	$403,193	$ —	$5,650	$1,928	$12,728
Accumulated amortization at September 25, 2008			$(2,850)	$(757)	$(5,250)
Amortization			(1,138)	(292)	(1,382)
Accumulated amortization at September 24, 2009			(3,988)	(1,049)	(6,632)
Amortization			(968)	(146)	(801)
Accumulated amortization at September 30, 2010			$(4,956)	$(1,195)	$(7,433)
Net book value	$403,193	$ —	$694	$733	$5,295

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows (amounts in thousands):

Fiscal year
2011	$1,184
2012	387
2013	344
2014	333
2015	307
Thereafter	4,167
Total estimated amortization expense	$6,722

NOTE 6—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2010	September 24, 2009
		(As adjusted, see Note 1)
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$413,740	$419,076
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	109,768	125,975
Other notes payable; various interest rates and maturity dates	158	206
Total long-term debt	770,666	792,257
Less—current maturities	(6,321)	(4,317)
Less—unamortized debt discount	(11,325)	(18,377)
Long-term debt, net of current maturities and unamortized debt discount	$753,020	$769,563

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement).  At the end of fiscal 2008, our consolidated total leverage ratio was in excess of 3.50 to 1.0, and we were required to make a principal payment of approximately $22.8 million during the first six months of fiscal 2009. No excess cash flow payment was required for the fiscal year ended  September 24, 2009. We will be required to make a principal payment of approximately $2.0 million during the first six months of fiscal 2011 as a result of excess cash flow generated for the fiscal year ended September 30, 2010.

Our borrowings under the term loans bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for fourth quarter of fiscal 2009, so the applicable margins on our term loans for the first quarter of fiscal 2010 were 0.25% for base rate term loans and 1.50% for LIBOR rate term loans.  Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the first three quarters of fiscal 2010, so the applicable margins on our term loans for the second, third and fourth quarters of fiscal 2010 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

Our borrowings under the revolving credit facility bore interest through the first quarter of fiscal 2008, which ended on December 27, 2007, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. Beginning in the second quarter of fiscal 2008, if our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%.  Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was less than 4.00 to 1.00 for the fourth quarter of fiscal 2009, but greater than 3.00 to 1.00, so the applicable margins on our borrowings under the revolving credit facility for the first quarter of fiscal 2010 were 0.25% for base rate revolving credit facility borrowings and 1.50% for LIBOR rate revolving credit facility borrowings. Our consolidated total leverage ratio was greater than or equal to 4.00 to 1.00 for the first three quarters of fiscal 2010, so the applicable margins on our revolving credit facility borrowings for the second, third and fourth quarters of fiscal 2010 were 0.50% for base rate revolving credit facility borrowings and 1.75% for LIBOR rate revolving credit facility borrowings.

We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $120.0 million for the issuance of commercial and standby letters of credit.  As of September 30, 2010, there were no outstanding borrowings under our revolving credit facility and we had approximately $119.3 million of standby letters of credit issued under the facility. As a result, we had approximately $105.7 million in available borrowing capacity under our revolving credit facility (approximately $748 thousand of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.26% on September 30, 2010.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of September 30, 2010, we were in compliance with these covenants and restrictions.

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

We have outstanding $247.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in costs associated with the sale of these subordinated notes. We deferred these costs and are amortizing them over the life of the subordinated notes. During fiscal 2009 we purchased $3.0 million in principal amount of the subordinated notes on the open market resulting in a gain on the extinguishment of debt, net of deferred write-off costs, of approximately $600 thousand.

As of September 30, 2010, we had outstanding $109.8 million of convertible notes. During fiscal 2010, we repurchased approximately $16.2 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $791 thousand. During fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $3.3 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of September 30, 2010, our closing stock price was $24.11. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The remaining annual maturities of our long-term debt as of September 30, 2010 are as follows (amounts in thousands):

Fiscal year
2011	$6,321
2012	4,325
2013	114,087
2014	645,933
2015	—
Thereafter	—
Total principal payments	$770,666

The fair value of our indebtedness approximated $747.9 million at September 30, 2010. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 7—LEASE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations at September 30, 2010 and September 24, 2009, which are included in Note 4—Property and Equipment,  are summarized as follows (amounts in thousands):

	September 30, 2010	September 24, 2009
Land	$188,703	$190,140
Buildings	221,569	223,095
Equipment	8,752	8,752
Accumulated depreciation	(60,409)	(51,664)
Total	$358,615	$370,323

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 30, 2010 (amounts in thousands):

Fiscal Year	Lease Finance Obligations	Operating Leases

2011	$48,702	$82,154
2012	48,420	77,804
2013	48,267	66,775
2014	47,669	50,857
2015	47,172	42,884
Later years	305,864	172,071
Total minimum lease payments	$546,094	$492,545
Amount representing interest	(88,758)
Present value of minimum lease payments	457,336
Less—current maturities	(7,024)
Lease finance obligations, net of current maturities	$450,312

Rental expense for operating leases was approximately $79.6 million for fiscal 2010, $80.4 million for fiscal 2009 and $78.9 million for fiscal 2008. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. In accordance with GAAP, we record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

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

In the second quarter of fiscal 2008, we established hedging positions on approximately 60.9 million fuel gallons to hedge against the volatility of fuel cost and the expected impact on retail fuel margin from the seasonal expansion of refining margin that typically occurs in the April through August timeframe. Although we have used derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we have not used derivative instruments for speculative trading purposes. These instruments were not designated as cash flow hedges for accounting purposes, and the mark-to-market gains or losses of these instruments used to hedge future purchases were immediately recognized in fuel cost of goods sold. During this program, refining margin futures declined due to an unusual change in the relative pricing of crude oil futures and fuel futures leading to an after-tax loss on our initial positions of approximately $6.1 million during fiscal 2008. We settled all outstanding hedging positions in May 2008.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's derivative and hedging activities are presented in the following tables (in thousands):

	Location of Fair Value in Balance Sheets	Fair Value September 30, 2010	Fair Value September 24, 2009
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$398	$1,272
Interest rate contracts	Other noncurrent liabilities	$3,016	$5,308

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for the Fiscal Year Ended
		September 30, 2010	September 24, 2009
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(5,448)	$(6,883)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Fiscal Year Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Fiscal Year Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Fiscal Year Ended
	September 30, 2010	September 24, 2009		September 30, 2010	September 24, 2009		September 30, 2010	September 24, 2009
Interest rate contracts	$(1,396)	$(7,415)	Interest expense, net	$(3,331)	$(4,209)	N/A	$ —	$ —

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

Cash flow hedges at September 30, 2010 represent interest rate swaps with a notional amount of $140.0 million, a weighted-average pay rate of 3.12% and have various settlement dates, the latest of which is October 2011.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the periods presented are as follows (amounts in thousands):

	September 30, 2010	September 24, 2009	September 25, 2008
Net income (loss)	$(165,615)	$54,091	$28,579
Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $(1,230), $2,038 and $712, respectively)	1,935	(3,206)	(1,121)
Comprehensive income (loss)	$(163,680)	$50,885	$27,458

 The components of unrealized losses on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	September 30, 2010	September 24, 2009	September 25, 2008
Unrealized losses on qualifying cash flow hedges	$(1,396)	$(7,415)	$(2,108)
Reclassification adjustment recorded as an increase in interest expense	3,331	4,209	987

Net unrealized gains (losses) on qualifying cash flow hedges	$1,935	$(3,206)	$(1,121)

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

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using rates ranging from 5.2% to 9.5%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our asset retirement obligation estimates during fiscal 2010.  This liability is included in other accrued liabilities and noncurrent liabilities.

A reconciliation of the changes in our liability is as follows (amounts in thousands):

	2010	2009
Beginning balance	$24,266	$23,121
Liabilities incurred	144	400
Liabilities assumed—acquisitions	—	542
Liabilities settled	(974)	(1,228)
Accretion expense	1,424	1,431
Ending balance	$24,860	$24,266

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	2010	2009	2008
Interest on long-term debt, including amortization of deferred financing costs	$32,428	$36,223	$46,447
Interest on lease finance obligations	43,101	42,755	42,263
Interest rate swap settlements	5,448	6,883	1,615
Amortization of convertible note discount	5,168	5,340	5,431
Fair market value change in non-qualifying derivatives	—	—	(34)
Capitalized interest	(58)	(243)	(1,594)
Miscellaneous	33	52	245
Subtotal: Interest expense	86,120	91,010	94,373
Interest income	(130)	(1,727)	(1,540)
Subtotal: Interest expense, net	85,990	89,283	92,833
(Gain) loss on extinguishment of debt	791	(4,007)	—
Total interest expense, net and loss on extinguishment of debt	$86,781	$85,276	$92,833

The loss on extinguishment of debt of $791 thousand during fiscal 2010 represents a loss on the repurchase of approximately $16.2 million in principal amount of our convertible notes.  The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs. The gain on extinguishment of debt of $4.0 million during fiscal 2009 represents a gain on the repurchase of approximately $24.0 million of our convertible notes and approximately $3.0 million of our  subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

NOTE 12—INCOME TAXES

The components of income tax (benefit) expense are summarized below (amounts in thousands):

	September 30, 2010	September 24, 2009	September 25, 2008
Current:
Federal	$(3,710)	$16,261	$5,346
State	1,053	4,580	1,680
Current income tax (benefit) expense	(2,657)	20,841	7,026
Deferred:
Federal	(56,975)	9,004	9,803
State	(11,636)	1,333	663
Deferred income tax (benefit) expense	(68,611)	10,337	10,466
Net income tax (benefit) expense	$(71,268)	$31,178	$17,492

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010 and September 24, 2009, deferred income tax (liabilities) and assets are comprised of the following (amounts in thousands):

	2010	2009

Property and equipment	$(71,097)	$(73,612)
Inventories	(2,426)	(2,531)
Goodwill and other intangibles	(2,025)	(66,252)
Other interest	(4,292)	(6,949)
Prepaid expenses	(2,855)	(3,510)
Deferred gain	(1,045)	(1,045)
Other	(112)	(112)
Gross deferred income tax liabilities	(83,852)	(154,011)

Lease finance obligations	16,121	14,749
Accrued insurance	10,600	11,042
Asset retirement obligations	8,089	7,218
Deferred vendor rebates	5,859	8,474
Reserve for closed stores	2,313	2,364
Environmental	2,094	14
Stock-based compensation expense—Nonqualified options	3,342	4,398
Other	7,900	10,830
Gross deferred income tax assets	56,318	59,089
Net operating loss carryforwards	598	605
State credits	16	16
Net deferred income tax liability	$(26,920)	$(94,301)

 As of September 30, 2010 and September 24, 2009, net current deferred income tax assets totaled $11.5 million and $15.0 million, respectively, and net noncurrent deferred income tax liabilities totaled $38.4 million and $109.3 million, respectively.  For fiscal 2010 and 2009, we recorded deferred tax benefits of approximately $1.2 million and $2.0 million, respectively, related to derivative transactions under guidance for accounting for other comprehensive income.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2010, 2009 and 2008) to actual income tax expense for each of the periods presented are as follows (amounts in thousands):

	2010	2009	2008
Tax (benefit) expense at federal statutory rate	$(82,909)	$30,015	$16,234
State tax (benefit) expense, net of federal tax expense	(6,999)	3,006	1,433
Permanent difference - goodwill	20,404	—	—
Permanent differences - other	(1,764)	(1,843)	(175)
Net income tax (benefit) expense	$(71,268)	$31,178	$17,492

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, we had net operating loss carryforwards and state credits that can be used to offset future state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforwards as of September 30, 2010 have the following expiration dates (amounts in thousands):

Year of Expiration
Carryforwards
2016	$1,991
2017	2,788
2018	3,515
2019	2,470
2020	2,751
2021	678
2022	321
Total loss carryforward	$14,514

On September 28, 2007, we adopted FIN 48, primarily codified into Topic 740 “Income Taxes” in the ASC. As a result of the adoption, we recognized a $556 thousand net increase to the reserves for uncertain tax positions for fiscal 2008. This increase was accounted for as one-time cumulative effect adjustment and recognized as a reduction to beginning retained earnings.

Because of the impact of deferred tax accounting, all of our uncertain tax positions relate to temporary differences, therefore have no impact on the effective tax rate.  We have elected to classify interest and penalties as income tax expense.  Accrued interest and penalties related to unrecognized tax benefits totaled $0 and $514 thousand as of September 30, 2010 and September 24, 2009, respectively.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

There are no significant income tax examinations in progress.  Federal income tax returns for fiscal years 2007 through 2009 and state income tax returns for fiscal years 2007 through 2009 remain open for examination by the tax authorities.

NOTE 13—COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, we were contingently liable for outstanding letters of credit in the amount of approximately $119.3 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request was denied on  August 31, 2010 .  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June, and that request was denied on August 31, 2010.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed  adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintff  Patrick Amason seeks to represent a subclass of those class members as to whom The  Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff  Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry  printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 30, 2010, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2  thousand and $10.2 million, respectively. At September 24, 2009, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $16 thousand and $17.4 million, respectively.

We purchase over 59% of our general merchandise from a single wholesaler, McLane Company, Inc.  Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2012 to 2017. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 30, 2010, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements that are at least as stringent as the federal standards. In 1998, Florida developed its own regulatory program, which incorporated requirements more stringent than the 1988 EPA regulations. At this time, we believe our facilities in Florida meet or exceed those regulations developed by  Florida in 1998. We believe all company-owned underground storage tank systems are in material compliance with these 1988 EPA regulations and all applicable state environmental regulations.

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and fuel taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The trust funds generally require us to pay deductibles ranging from zero dollars to $150 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage for remediation costs and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage complies with federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage for remediation costs and third-party claims. We believe that this coverage complies with federal and Georgia financial responsibility regulations.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 24, 2009, environmental reserves of approximately $1.1 million and $21.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 277 and 268 known contaminated sites as of September 30, 2010 and September 24, 2009, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $15.9 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.5 million for remediation and related litigation. This increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected  coverage for certain known remediation costs. Also, as of September 30, 2010 and September 24, 2009, there were an additional 510 and 513 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.5% to determine the reserve.  The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 30, 2010 and other cost amounts covered by responsible third parties are as follows (amounts in thousands):

Fiscal Year
Expected Payments
2011	$1,147
2012	913
2013	755
2014	353
2015	124
Thereafter	71
Total undiscounted amounts not covered by a third party	3,363
Other current cost amounts	25,021
Amount representing interest	(5,016)
Environmental reserves	$23,368

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of September 30, 2010, anticipated reimbursements of $15.9 million are recorded as other noncurrent assets and $7.0 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP ®  branded product purchased and the minimum volume requirement. We did not meet the requirement for either of the one year periods ending September 30, 2010 and September 30, 2009.  The shortfall amount for 2009 has been settled and was an immaterial amount. While the amount owed to BP ® is still being negotiated for fiscal 2010, the final amount, if any, we will be required to reimburse BP ®    is believed to be immaterial.  The minimum requirement for the one-year period ending September 30, 2011 is approximately 578 million gallons of BP ® branded product.  Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2011.

On July 26, 2010, we entered into a new fuel supply agreement with Marathon Petroleum Company LLC (“Marathon”). Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017.  Under the terms of this agreement Marathon will supply fuel to more than 600 locations with a joint branding relationship at approximately 285 sites.

NOTE 14—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 50% of the first 5% contributed. Matching contribution expense was $2.1 million, $1.9 million and $1.7 million for fiscal 2010, 2009 and 2008, respectively.

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

NOTE 16—STOCK COMPENSATION PLANS

The Pantry, Inc. 1999 Stock Option Plan (the “1999 Stock Option Plan”) is an incentive and non-qualified stock option plan. The 1999 Stock Option Plan permitted us to grant options to purchase up to 3,825,000 (since increased by amendment to 4,707,505) shares of our common stock to officers, directors, employees and consultants.  The 1999 Stock Option Plan is administered by the Compensation and Organization Committee of our Board of Directors. Options under the plan

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were granted at prices determined by our Board of Directors and may be exercisable in one or more installments. All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the plan, incentive stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted. Fair values are based on the most recent common stock sales.

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

The Omnibus Plan, which is shareholder approved, permits the grant of equity awards for up to 3.2 million shares of common stock. We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2010 is presented in the table below:

	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)

Options outstanding, September 24, 2009	1,367,540	$32.04
Granted	80,534	14.51
Exercised	(23,306)	16.99
Forfeited	(425,982)	33.42
Options outstanding, September 30, 2010	998,786	$30.40	4.0	$2,488
Options exercisable, September 30, 2010	740,578	$34.35	3.6	$976

We have excluded 623,990 outstanding options and 566,657 vested options from our intrinsic value calculations, which have an exercise price greater than our closing stock price on September 30, 2010 of $24.11. We expect that approximately 238,000 of the remaining unvested options will vest according to the terms of the grants.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of our common stock price. We use historical data to estimate option exercises and employee terminations used in the model. The expected term of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of September 30, 2010, remaining compensation expense to be recognized on these options through December 2012 is approximately $767 thousand.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2010, 2009 and 2008 as follows:

	Year Ended
	September 30, 2010	September 24, 2009	September 25, 2008
Weighted-average grant fair value	$5.96	$7.40	$7.60
Weighted-average expected lives (years)	3.00	3.00	3.00
Risk-free interest rate	1.3%	1.4%	3.0%
Expected volatility	60.4%	62.2%	36.3%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2010, 2009 and 2008 was approximately $480 thousand, $2.3 million, and $3.1 million, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was approximately $113 thousand, $258 thousand and $55 thousand, respectively. Cash received from options exercised totaled approximately $422 thousand, $360 thousand and $417 thousand, during fiscal 2010, 2009 and 2008 respectively. The total fair value of options that vested during fiscal 2010, 2009 and 2008 was approximately $2.8 million, $3.3 million and $3.6 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2010:

Date Granted	Exercise Prices	Number Outstanding September 30, 2010	Remaining Contractual Life	Number of Options Exercisable
3/31/04	19.95	5,000	Less than one year	5,000
11/19/04	26.77	22,989	1 year	22,989
12/15/04	27.89	6,667	1 year	6,667
3/29/05	30.48	15,000	1 year	15,000
10/26/05	35.76	84,334	2 years	84,334
01/24/06	58.31	10,000	2 years	10,000
03/01/06	58.79	10,000	2 years	10,000
03/30/06	62.03	30,000	2 years	30,000
07/05/06	56.61	20,000	3 years	20,000
08/02/06	45.74	25,000	3 years	25,000
11/09/06	50.99	73,000	3 years	73,000
05/09/07	45.05	50,000	4 years	50,000
07/02/07	46.62	30,000	4 years	30,000
11/20/07	27.75	247,000	4 years	189,667
3/27/08	21.84	50,000	4 years	33,333
11/25/08	17.99	179,210	5 years	112,255
9/15/09	15.84	70,000	6 years	23,333
12/07/09	14.51	70,586	6 years	—
	Total	998,786		740,578

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  In general, these awards vest in equal annual installments at the end of each year of a three year period from the date of grant. The restricted stock awards are expensed on a straight-line basis over the three year period, which is considered to be the requisite service period.  The Company uses historical data to estimate the timing and amount of forfeitures.  The weighted-average grant-date fair value per share of restricted stock awards granted was $14.04, $17.50 and $27.75 in 2010, 2009 and 2008, respectively. The total fair value of restricted stock awards vested was approximately $2.1 million and $469 thousand in 2010 and 2009, respectively.

During fiscal 2010, we granted restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 100%. The performance-based restricted awards generally vest on a cliff vesting schedule over a three-year period. The stock-based compensation expense for these restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock awards with performance conditions, stock-based compensation expense is based on the number of shares that are probable of vesting based on achievement of various performance conditions. Throughout the requisite service period management monitors the probability of achievement of the performance condition. As of September 30, 2010, it has been determined that none of the restricted stock awards that were granted in fiscal year 2010 with performance conditions are probable of vesting.

Transactions related to restricted stock awards issued under the 2007 Omnibus Plan for the year ended September 30, 2010 are summarized as follows:

	Performance-based Restricted Stock Awards	Weighted-Average Grant-Date Fair Value Per Share	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at September 24, 2009	15,000	15.84	263,719	18.32
Granted	94,684	14.50	170,668	14.02
Vested	—	—	(141,189)	18.26
Canceled or forfeited	(11,849)	15.84	(22,956)	17.86
Nonvested at September 30, 2010	97,835	14.54	270,242	15.67

We recorded $3.5 million (of which $2.2 million related to restricted stock), $6.4 million (of which $2.3 million related to restricted stock) and $3.3 million (of which $290 thousand related to restricted stock) in stock-based compensation expense in general and administrative expenses in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We recorded related tax benefits of $2.1 million, $3.9 million and $2.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

As of September 30, 2010 we have approximately 2.7 million shares available for equity grants.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the calculation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2010	2009	2008
Net income (loss)	$(165,615)	$54,091	$28,579
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,333	22,233	22,205
Earnings (loss) per share—basic	$(7.42)	$2.43	$1.29
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,333	22,233	22,205
Dilutive impact of options and convertible notes outstanding	—	113	31
Weighted-average shares and potential dilutive shares outstanding	22,333	22,346	22,236
Earnings (loss) per share—diluted	$(7.42)	$2.42	$1.29

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.1 million for each of fiscal 2010, 2009 and 2008.

NOTE 18— ASSET IMPAIRMENTS

During fiscal 2010, fiscal 2009 and fiscal 2008, we recorded the following asset impairments:

Goodwill and tradenames.  See Note 5—Goodwill and Other Intangible Assets above for a discussion of impairment charges related to our goodwill and tradenames.

Land parcels.  In December 2009, management made a decision not to develop stores on certain owned land parcels.  As a result, the carrying values of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $7.8 million during fiscal 2010. There were no land parcels impaired during fiscal 2009 and fiscal 2008.

Operating stores.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $7.2 million, $1.2 million and $3.2 million for the fiscal years 2010, 2009 and 2008, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2010	2009	2008
Goodwill impairment	$230,820	$ —	$ —
Other impairment charges:
Tradenames	21,250	900	—
Land	7,769	—	—
Operating stores	7,240	1,184	3,175
Total other impairment charges	$36,259	$2,084	$3,175

NOTE 19—FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued guidance for accounting for fair value measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  We adopted the provisions of the guidance for accounting for fair value measurements as of September 26, 2008 for financial instruments.  Although the adoption of the guidance for accounting for fair value measurements did not materially impact our financial statements, we are now required to provide additional disclosures as part of our consolidated financial statements.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(3,414)	—	$(3,414)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 24, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(6,580)	—	$(6,580)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

During the fiscal year ended September 30, 2010, significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included impairment of goodwill and other intangible assets and long-lived tangible assets as described in Note 5—Goodwill and Other Intangible Assets and Note 18—Asset Impairments.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at September 30, 2010.

	Fair Value Measurements – Non-recurring Basis
	Goodwill	Tradenames	Land	Operating stores

Fair value measurement	$403,193	$ —	$10,194	$11,863
Carrying amount	634,013	21,250	17,963	19,103
Realized loss	$(230,820)	$(21,250)	$(7,769)	$(7,240)

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 6—Long-Term Debt.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, as of September 30, 2010, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting as of September 30, 2010, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc and subsidiaries (the "Company") as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”   Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 30, 2010 of the Company and our report dated December 14, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the Company’s adoption of the updated provisions of Accounting Standards Codification section "Debt with Conversion and Other Options".

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 14, 2010

Item 9B.    Other Information.
None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” on page 8 of  this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011. Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 16, 2010.

Item 11.    Executive Compensation.

This information is incorporated by reference from the sections entitled “Executive Compensation,” “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Transactions with Affiliates” and "Information About Our Board of Directors—General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011.

Item 14.    Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 15, 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 30, 2010:

(i)	Consolidated Financial Statements—See index on page 54 of this Annual Report on Form 10-K for the year ended September 30, 2010.

(ii)	Financial Statement Schedule—See index on page 54 of this Annual Report on Form 10-K for the year ended September 30, 2010.

(iii)	Exhibits:

Exhibit No.	Description of Document
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
4.1
Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.2
Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.3
Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))

4.4
Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))

10.1
Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)

Exhibit No.	Description of Document
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
10.14
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (North Carolina) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.7 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.15
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (South Carolina) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.16
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.17
Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18
Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003)

10.19
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.20
Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009)**

10.21
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)**

10.22
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.23
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.24	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.25
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

Exhibit No.	Description of Document
10.26
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010)**

10.27
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.29
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.30
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.31
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.33
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.34
Form of Award Agreement (Awarding Incentive Stock Options to Terrance M. Marks) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.35
Form of Award Agreement (Awarding Restricted Stock to Terrance M. Marks) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.36
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010)**

10.37
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

Exhibit No.	Description of Document
10.38
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.39
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)**

10.40
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.41	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.42
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.43
Letter Agreement dated August 24, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.44
Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.45
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.46
Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.47
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.48
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.49
Separation of Employment and Consulting Agreement by and between Frank G. Paci and The Pantry dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010)**

Exhibit No	Description of Document
10.50
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009)**

10.51
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.52
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.53	Employment Agreement dated March 2, 2010 by and between Paul Lemerise and The Pantry**
10.54
Employment Agreement dated August 31, 2010 by and between Mark R. Bierley and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2010)**

10.55
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.56
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

10.57
Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.58
Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.59
First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

Exhibit No	Description of Document
10.60
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

10.61
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.62
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

10.63
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

10.64
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

10.65
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

10.66
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

10.67
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

10.68	Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009
10.69	Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010

Exhibit No	Description of Document
10.70
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.71
Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.72
Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.73
Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission)

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

THE PANTRY, INC.
By:	/s/ Terrance M. Marks
Terrance M. Marks
President and Chief Executive Officer
Date:	December 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrance M. Marks Terrance M. Marks	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2010

/s/ Edwin J. Holman Edwin J. Holman	Chairman of the Board and Director	December 14, 2010

/s/ Mark R. Bierley Mark R. Bierley	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	December 14, 2010

/s/ Berry L. Epley Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 14, 2010

/s/ Robert F. Bernstock Robert F. Bernstock	Director	December 14, 2010

/s/ Paul L. Brunswick Paul L. Brunswick	Director	December 14, 2010

/s/ Wilfred A. Finnegan Wilfred A. Finnegan	Director	December 14, 2010

/s/ Terry L. McElroy Terry L. McElroy	Director	December 14, 2010

/s/ Mark D. Miles Mark D. Miles	Director	December 14, 2010

/s/ Bryan E. Monkhouse Bryan E. Monkhouse	Director	December 14, 2010

/s/ Thomas M. Murnane Thomas M. Murnane	Director	December 14, 2010

/s/ Maria Del Carmen Richter Maria Del Carmen Richter	Director	December 14, 2010

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Amounts charged to other accounts (1)	Deductions for payments or write-offs	Balance at end of period
Year ended September 30, 2010
Allowance for doubtful accounts	$82	$274	$—	$(245)	$111
Reserve for environmental issues	22,663	1,635	5,739	(6,669)	23,368
Reserve for closed stores	5,124	2,293	—	(2,844)	4,573

	$27,869	$4,202	$5,739	$(9,758)	$28,052

Year ended September 24, 2009
Allowance for doubtful accounts	$2,504	$65	$—	$(2,487)	$82
Reserve for environmental issues	19,869	2,314	5,822	(5,342)	22,663
Reserve for closed stores	5,915	1,337	—	(2,128)	5,124

	$28,288	$3,716	$5,822	$(9,957)	$27,869

Year ended September 25, 2008
Allowance for doubtful accounts	$110	$2,645	$—	$(251)	$2,504
Reserve for environmental issues	21,284	697	3,225	(5,337)	19,869
Reserve for closed stores	6,205	2,267	—	(2,557)	5,915

	$27,599	$5,609	$3,225	$(8,145)	$28,288

(1) Represents amounts charged to Goodwill or to the related environmental receivable.

Exhibit Index

Exhibit No.	Description of Document
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
4.1
Indenture dated November 22, 2005 by and among The Pantry, Kangaroo, Inc. and R. & H. Maxxon, Inc., subsidiaries of The Pantry, as guarantors, and Wachovia Bank, National Association (“Wachovia”), as Trustee, with respect to the 3% Senior Subordinated Convertible Notes Due 2012 (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.2
Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

4.3
Indenture dated February 19, 2004 among The Pantry, R&H Maxxon, Inc. and Kangaroo, Inc., subsidiaries of The Pantry, as Guarantors, and Wachovia, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))

4.4
Form of 7.75% Senior Subordinated Note due 2014 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to The Pantry’s Registration Statement on Form S-4, as amended (Registration No. 333-115060))

10.1
Third Amended and Restated Credit Agreement dated as of May 15, 2007 among The Pantry, certain domestic subsidiaries of The Pantry party thereto, Wachovia, as administrative agent and lender, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as co-syndication agent and lender, BMO Capital Markets, as co-syndication agent, Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and Wells Fargo Bank, National Association, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)

10.2
Third Amended and Restated Pledge Agreement dated as of May 15, 2007 by and among The Pantry and certain domestic subsidiaries of The Pantry party thereto, all as pledgors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.3
Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.4
Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

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
10.16
Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) dated January 9, 2008 by and from The Pantry to TRSTE II, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.9 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.17
Form of Amended and Restated Credit Line Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Virginia) dated January 9, 2008 by and from The Pantry to TRSTE, Inc., trustee, for the benefit of Wachovia, as administrative agent (incorporated by reference to Exhibit 10.10 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.18
Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003)

10.19
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.20
Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009)**

10.21
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)**

10.22
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.23
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.24	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.25
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.26
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010)**

10.27
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.29
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

Exhibit No.	Description of Document
10.30
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.31
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.33
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.34
Form of Award Agreement (Awarding Incentive Stock Options to Terrance M. Marks) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.35
Form of Award Agreement (Awarding Restricted Stock to Terrance M. Marks) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.36
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010)**

10.37
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

10.38
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.39
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)**

10.40
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.41	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.42
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.43
Letter Agreement dated August 24, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

Exhibit No.	Description of Document
10.44
Amended and Restated Employment Agreement dated November 20, 2007 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.45
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Keith S. Bell and The Pantry (incorporated by reference to Exhibit 10.15 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.46
Amended and Restated Employment Agreement dated November 20, 2007 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.46 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)**

10.47
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.48
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.49
Separation of Employment and Consulting Agreement by and between Frank G. Paci and The Pantry dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010)**

10.50
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23,2009)**

10.51
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.52
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.53	Employment Agreement dated March 2, 2010 by and between Paul Lemerise and The Pantry**
10.54
Employment Agreement dated August 31, 2010 by and between Mark R. Bierley and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2010)**

10.55
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.56
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc.  (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

Exhibit No	Description of Document
10.57
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

10.58
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

10.59
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

10.60
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

10.61
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.62
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

10.63
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

10.64
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

10.65
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

10.66
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

Exhibit No	Description of Document
10.67
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

10.68	Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009
10.69	Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010
10.70
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.71
Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.72
Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.73
Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission)

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio
21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description of Document
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