Form 10-Q
period 2010-12-30
PANTRY INC
filed 2011-02-08
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,937,253 SHARES
(Class)	(Outstanding at February 4, 2011)

THE PANTRY, INC.

FORM 10-Q

December 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except par value)

	December 30, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$132,253	$200,637
Receivables, net	107,788	92,118
Inventories	144,973	130,949
Prepaid expenses and other current assets	23,508	21,848
Deferred income taxes	19,213	11,468
Total current assets	427,735	457,020
Property and equipment, net	1,024,595	1,005,152
Other assets:
Goodwill	430,361	403,193
Other intangible assets	8,641	6,722
Other noncurrent assets	24,983	24,363
Total other assets	463,985	434,278
Total assets	$1,916,315	$1,896,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,360	$6,321
Current maturities of lease finance obligations	7,029	7,024
Accounts payable	159,494	144,358
Accrued compensation and related taxes	11,739	14,736
Other accrued taxes	22,692	31,748
Self-insurance reserves	29,595	29,681
Other accrued liabilities	43,871	37,866
Total current liabilities	282,780	271,734
Other liabilities:
Long-term debt	752,236	753,020
Lease finance obligations	450,843	450,312
Deferred income taxes	59,404	38,388
Deferred vendor rebates	10,047	10,212
Other noncurrent liabilities	63,512	64,675
Total other liabilities	1,336,042	1,316,607
Commitments and contingencies (Note 4)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,937,253 and 22,736,051 issued and outstanding at December 30, 2010 and September 30, 2010, respectively	229	227
Additional paid-in capital	210,377	209,410
Accumulated other comprehensive loss, net of deferred income taxes of $936 at December 30, 2010 and $1,325 at September 30, 2010	(1,478)	(2,090)
Retained earnings	88,365	100,562
Total shareholders’ equity	297,493	308,109
Total liabilities and shareholders’ equity	$1,916,315	$1,896,450

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	December 30, 2010	December 24, 2009
	(13 weeks)	(13 weeks)
Revenues:
Merchandise	$419,865	$417,572
Fuel	1,383,941	1,318,826
Total revenues	1,803,806	1,736,398
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	279,316	281,284
Fuel cost of goods sold (exclusive of items shown separately below)	1,333,192	1,261,838
Store operating	131,884	130,849
General and administrative	28,131	22,104
Impairment charges	—	32,637
Depreciation and amortization	28,831	28,969
Total costs and operating expenses	1,801,354	1,757,681
Income (loss) from operations	2,452	(21,283)
Interest expense, net	20,956	21,755
Loss before income taxes	(18,504)	(43,038)
Income tax benefit	6,307	16,969
Net loss	$(12,197)	$(26,069)
Loss per share:
Basic	$(0.54)	$(1.17)
Diluted	$(0.54)	$(1.17)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	December 30, 2010	December 24, 2009
	(13 weeks)	(13 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,197)	$(26,069)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,831	28,969
Impairment of long-lived assets	—	32,637
Amortization of convertible note discount	1,272	1,345
Provision (benefit) for deferred income taxes	12,882	(6,633)
Stock-based compensation expense	707	873
Other	762	1,328
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(15,873)	(3,131)
Inventories	(10,488)	(653)
Prepaid expenses and other current assets	(3,961)	6,101
Other noncurrent assets	(961)	(981)
Accounts payable	15,136	4,974
Other current liabilities and accrued expenses	(13,942)	(16,009)
Other noncurrent liabilities	(369)	(1,221)
Net cash provided by operating activities	1,799	21,530
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(24,268)	(9,435)
Proceeds from sales of property and equipment	2,813	355
Insurance recoveries	203	—
Acquisitions of businesses, net of cash acquired	(47,564)	10
Net cash used in investing activities	(68,816)	(9,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(17)	(1,079)
Repayments of lease finance obligations	(1,682)	(1,554)
Other	332	(190)
Net cash used in financing activities	(1,367)	(2,823)
Net decrease in cash	(68,384)	9,637
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	200,637	169,880
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,253	$179,517
Cash paid during the period:
Interest	$14,758	$16,257
Income taxes	$ —	$ —
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$2,218	$ —
Accrued purchases of property and equipment	$10,918	$5,040

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

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records of The Pantry, Inc. and its subsidiaries, and all amounts as of December 30, 2010 and for the three months ended December 30, 2010 and December 24, 2009 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 30, 2010 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Our results of operations for the three months ended December 30, 2010 and December 24, 2009 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2011” refer to our current fiscal year, which ends on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010 and references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2011 is a 52 week year. Fiscal 2010 was a 53 week year. Fiscal 2009 was a 52 week year.

Reclassifications

Consistent with the presentation in our Annual Report on form 10K for the fiscal year ended September 30, 2010,  environmental remediation costs previously included in store operating expense in our condensed consolidated statements of operations are now included in fuel cost of goods sold.

The Pantry

As of December 30, 2010, we operated 1,669 convenience stores located in Florida (409), North Carolina (379), South Carolina (276), Georgia (130), Tennessee (102), Mississippi (99), Alabama (112), Virginia (50), Kansas (44), Kentucky (29), Louisiana (27), Indiana (9) and Missouri (3). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 30, 2010, we operated 239 quick service restaurants within 233 of our locations and 277 of our stores included car wash facilities. Self-service fuel is sold at 1,653 locations, 1,119 of which sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, Texaco®, ExxonMobil®, Marathon® and Shell®.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Excise Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $223.6 million and $228.6 million for the three months ended December 30, 2010 and December 24, 2009, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 30, 2010 and December 24, 2009, we have increased inventory by capitalizing such variances of approximately $3.8 million and $2.4 million, respectively. By the end of any fiscal year, the entire variance is recognized in cost of goods sold.

Income Tax Examination

We are subject to examination by various domestic taxing authorities.  The Internal Revenue Service has begun an examination of our U.S. federal income tax returns for 2008 and 2009.  We are subject to examination in major state tax jurisdictions for years beginning with 2007.  We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within and contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first quarter of fiscal 2011, we purchased one store in North Carolina and 47 stores from Presto Convenience Stores, LLC (“Presto”). The 47 stores purchased from Presto operate under the Presto tradename, with 44 stores in Kansas and three stores in Missouri. The acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand.

Following are the aggregate purchase price allocations for the stores acquired during the first quarter of fiscal 2011. Certain allocations are preliminary estimates based on available information and assumptions management believes to be reasonable. These values are subject to change until valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our financial statements. The purchase price allocations were based on the estimated fair values on the dates of the acquisitions (amounts in thousands):

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets acquired:
Inventories	$3,536
Property and equipment	20,416
Other noncurrent assets	66
Total assets	24,018
Liabilities assumed:
Deferred vendor rebates	1,009
Other noncurrent liabilities	1,049
Total liabilities	2,058
Net tangible assets acquired, net of cash	21,960
Trademarks	2,180
Non-compete agreements	100
Goodwill	23,324
Total consideration paid, net of cash acquired	$47,564
Acquisition related costs incurred and expensed:
Professional and consulting fees	$488
Other	292
Total	$780

We expect that goodwill associated with these transactions totaling $23.3 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transaction occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 30, 2010	December 24, 2009
Total revenues	$1,837,315	$1,784,933
Net loss	(11,659)	(25,289)
Loss per share:
Basic	$(0.52)	$(1.14)
Diluted	$(0.52)	$(1.14)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

We conduct our annual impairment assessment of goodwill in the second quarter of each fiscal year. We test goodwill for possible impairment on an annual basis and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any adverse change in these and other qualitative factors could have a significant impact on the recoverability of our goodwill and a material impact on our consolidated financial statements. We determined that there were no indicators of impairment related to goodwill in the first quarter of fiscal 2011.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 30, 2010 and the activity thereafter through December 30, 2010 (amounts in thousands, except weighted-average life data):

	Unamortized	Amortized
	Goodwill	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	2.0	11.7	31.2
Gross balance at September 30, 2010	$403,193	$5,650	$1,928	$12,728
Acquisitions	23,324	2,180	—	100
Purchase accounting adjustment (1)	3,844	—	—	—
Gross balance at December 30, 2010	$430,361	$7,830	$1,928	$12,828
Accumulated amortization at September 30, 2010		$(4,956)	$(1,195)	$(7,433)
Amortization		(237)	(34)	(90)
Accumulated amortization at December 30, 2010		$(5,193)	$(1,229)	$(7,523)
Net book value	$430,361	$2,637	$699	$5,305

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for prior acquisitions.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements as of December 30, 2010 is as follows (amounts in thousands):

Fiscal Year Ending September:
2011	$1,656
2012	1,496
2013	637
2014	353
2015	327
Thereafter	4,172
Total estimated amortization expense	$8,641

NOTE 4—COMMITMENTS AND CONTINGENCIES

As of December 30, 2010, we were contingently liable for outstanding letters of credit in the amount of approximately $119.4 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non- temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request was denied on August 31, 2010.  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June, and that request was denied on August 31, 2010.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry  printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 30, 2010, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Louisiana and Kansas.

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

As of December 30, 2010, environmental reserves of approximately $5.8 and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 275 and 277 known contaminated sites as of December 30, 2010 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $16.9 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $7.7 million for remediation and related litigation. Also, as of December 30, 2010 and September 30, 2010, there were an additional 520 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of December 30, 2010, anticipated reimbursements of $17.0 million are recorded as other noncurrent assets and $7.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 30, 2010, other accrued liabilities and deferred vendor rebates included unamortized liabilities associated with these payments of $188 thousand and $9.0 million, respectively. As of September 30, 2010, other accrued liabilities and deferred vendor rebates included unamortized liabilities associated with these payments of $2 thousand and $10.2 million, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2012 to 2017. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume sold.

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We did not meet the requirement for either of the one year periods ending September 30, 2010 and September 30, 2009.  The shortfall amount for each of these years was immaterial. Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2011.

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):
	December 30, 2010	September 30, 2010
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$413,740	$413,740
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	109,768	109,768
Other notes payable; various interest rates and maturity dates	141	158
Total long-term debt	770,649	770,666
Less—current maturities	(8,360)	(6,321)
Less—unamortized debt discount	(10,053)	(11,325)
Long-term debt, net of current maturities and unamortized debt discount	$752,236	$753,020

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing senior credit facility. Our senior credit facility includes a $225.0 million six-year revolving credit facility and $413.7 million in outstanding term loan facilities.  In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facilities mature in May 2014.

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). We were required to make a principal payment of approximately $4.0 million as a result of excess cash flow generated for the fiscal year ended September 30, 2010.  We made this payment subsequent to December 30, 2010.

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the fourth quarter of fiscal 2010, so the applicable margins on our term loans during the first quarter of fiscal 2011 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

As of December 30, 2010, there were no outstanding borrowings under our revolving credit facility and we had approximately $119.4 million of standby letters of credit issued under the facility. As a result, we had approximately $105.6 million in available borrowing capacity under our revolving credit facility (approximately $616 thousand of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.26% on November 30, 2010. As of December 30, 2010 we were in compliance with the covenants and restrictions contained in our senior credit facility.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of December 30, 2010, we were in compliance with these covenants and restrictions.

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

We have outstanding $247.0 million of our 7.75% senior subordinated notes due 2014. Interest on the senior subordinated notes is payable semi-annually on February 15th and August 15th.

As of December 30, 2010, we had outstanding $109.8 million of convertible notes. During fiscal 2010, we repurchased approximately $16.2 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $791 thousand. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of December 30, 2010, our

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

closing stock price was $20.36. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

The remaining annual maturities of our long-term debt as of December 30, 2010 are as follows (amounts in thousands):

Fiscal Year Ending September:
2011	$8,342
2012	4,325
2013	114,087
2014	643,895
2015	—
Total principal payments	$770,649

The fair value of our indebtedness approximated $754.5 million at December 30, 2010. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

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

Our derivative and hedging activities are presented in the following tables (amounts in thousands):

	Location of Fair Value in Balance Sheets	Fair Value December 30, 2010	Fair Value September 30, 2010
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$2,414	$398
Interest rate contracts	Other noncurrent liabilities	$ —	$3,016

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Location of Loss on Derivatives in Statements of Operations	Pre-tax Loss for Three Months Ended
		December 30, 2010	December 24, 2009
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(1,013)	$(1,636)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended
	December 30, 2010	December 24, 2009		December 30, 2010	December 24, 2009		December 30, 2010	December 24, 2009
Interest rate contracts	$(8)	$(298)	Interest expense, net	$(619)	$(1,000)	N/A	$ —	$ —

Interest expense was insignificant for all periods presented for the mark-to-market adjustments associated with hedge ineffectiveness.

The fair values for our interest rate swaps are obtained from dealer quotes. These values represent the estimated amounts that we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Cash flow hedges at December 30, 2010 represent interest rate swaps with a notional amount of $140.0 million, a weighted-average pay rate of 3.12% and have various settlement dates, the latest of which is October 2011.

NOTE 7—STOCK COMPENSATION PLANS

During the first quarter of fiscal 2011, we granted options to purchase 80 thousand shares of our common stock at purchase prices equal to the fair market value of the underlying common stock on the date the options were granted. These options had an aggregate fair value of $592 thousand, which will be amortized to expense over the options’ requisite service periods. During the first quarter of fiscal 2011, we granted 92 thousand shares of restricted stock subject to time-based vesting conditions with an aggregate fair value of $1.8 million, which will be amortized over the requisite service period. During the first quarter of fiscal 2011, we granted 183 thousand shares of restricted stock subject to performance-based vesting conditions, with an aggregate fair value of $3.4 million, which will be amortized over the requisite service period. We recognized $707 thousand (of which $466 thousand related to time-based restricted stock and $41 thousand related to performance-based restricted stock) and $873 thousand (of which $481 thousand related to time-based restricted stock) in stock-based compensation expense in general and administrative expenses during the first quarter of fiscal 2011 and fiscal 2010, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Net loss	$(12,197)	$(26,069)
Other comprehensive loss:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $389 and $446, respectively)	611	702
Comprehensive loss	$(11,586)	$(25,367)

The components of unrealized gains on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Unrealized losses on qualifying cash flow hedges	$(8)	$(298)
Reclassification adjustment recorded as an increase in interest expense	619	1,000
Net unrealized gains on qualifying cash flow hedges	$611	$702

NOTE 9—INTEREST EXPENSE, NET

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Interest on long-term debt, including amortization of deferred financing costs	$8,108	$8,012
Interest on lease finance obligations	10,686	10,816
Interest rate swap settlements	1,013	1,636
Amortization of convertible note discount	1,272	1,345
Capitalized interest	(2)	(17)
Other	7	11
Subtotal: Interest expense	21,084	21,803
Interest income	(128)	(48)
Interest expense, net	$20,956	$21,755

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended
	December 30, 2010	December 24, 2009
Net loss	$(12,197)	$(26,069)
Loss per share—basic:
Weighted-average shares outstanding	22,404	22,279
Loss per share—basic	$(0.54)	$(1.17)
Loss per share—diluted:
Weighted-average shares outstanding	22,404	22,279
Dilutive impact of options	—	—
Weighted-average shares and potential dilutive shares outstanding	22,404	22,279
Loss per share—diluted	$(0.54)	$(1.17)

Options to purchase shares of common stock and restricted shares that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 992 thousand and 1.3 million for the first quarter of fiscal 2011 and fiscal 2010, respectively.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings similar to those described in Note 6—Derivative Financial Instruments.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	December 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(2,414)	—	$(2,414)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(3,414)	—	$(3,414)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

During the first quarter of fiscal 2011, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 5—Long-Term Debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. References to “the Company,” “The Pantry,” “Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 8, 2011. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net loss for the first quarter of fiscal 2011 was $12.2 million, or $0.54 per share, compared to a net loss of $26.1 million, or $1.17 per share for the first quarter of fiscal 2010, which included an after-tax impact of impairment charges of $20.0 million or $0.90 per share.

Merchandise comparable store sales increased 1.3% or 1.7% excluding the impact of cigarettes compared to the first quarter of fiscal 2010. Our merchandise gross margin for the first quarter of fiscal 2011 was 33.5% compared to a merchandise gross margin of 32.6% in last year’s first quarter. We believe our merchandise and fuel volumes were negatively impacted by inclement weather conditions throughout much of the southeast in late December.

Retail fuel gallons sold in the first quarter decreased 6.0% overall or 5.2% on a comparable store basis compared to the first quarter of fiscal 2010. Fuel demand in the Southeast has been negatively impacted by continued high unemployment as well as a significant year-over-year increase in the average retail price per gallon. Our average retail price per gallon increased 12% from $2.52 in the first quarter of fiscal 2010 to $2.81 in the first quarter of fiscal 2011.  This increase in the average retail price per gallon drove a 4.8% increase in retail fuel revenues in the first quarter to $1.4 billion. Fuel gross profit for the first quarter decreased 10.9% compared to the same period a year ago, primarily due to a decrease in retail fuel margin per gallon to $0.104 compared to $0.109 and the decrease in retail fuel gallons sold.

During the first quarter of fiscal 2011 we moved forward on several key initiatives:

•
Acquired 48 stores, including 47 stores from Presto Convenience Stores, LLC in Kansas and Missouri.  This acquisition expanded our geographical footprint and creates new fill in opportunities for future growth.

•
Expanded our Fresh initiative to include the Charlotte, North Carolina market.  We believe this initiative provides us with a platform to accomplish our mission of becoming an indispensable part of our guests' daily lives by always satisfying their on-the-go needs in a fast, friendly and clean environment.  Project Fresh helped counter the economic softness in regions where we’ve begun to or have implemented our merchandising objectives.

•	Engaged guests with locally relevant marketing initiatives such as our “Freeze the Swamp” promotion in Florida and the “Battle for Bean Street” promotion in North Carolina.

Market and Industry Trends

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings.  Currently, 233 of our convenience stores offer quick service restaurants, and we have launched a company-wide initiative to improve breakfast, lunch and snack experiences in our stores, with coffee as the anchor product.  We launched the program in fiscal 2010 and approximately 100 of our stores had the program implemented by the end of calendar year 2010. We plan to have the program implemented in approximately 30% of our stores by the end of fiscal year 2011.

While the U.S. and global economies have shown signs of recovery, unemployment, underemployment and declining home prices remain above normal in the markets where a vast majority of our stores are located. Florida and South Carolina for example, continue to lag behind much of the nation in many macro-economic categories. Our business has been proven to be highly congruent with the economic well being of the construction business, and new housing permits in our markets have continued to decline. High consumer credit levels, a continued unstable housing market and depressed consumer confidence levels, especially in our markets, have resulted in decreased recreational travel and consumer spending, which resulted in lower demand for our fuel and merchandise. We believe that in challenging economic conditions our success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Oil and fuel prices will in all probability remain volatile and unpredictable. During the first quarter of fiscal 2011, crude oil prices increased from $79 per barrel to a high of $92 per barrel, which increased our wholesale fuel costs. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 30, 2010 and December 24, 2009 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Selected financial data:
Merchandise gross profit[1]	$140,549	$136,288
Merchandise margin	33.5%	32.6%
Retail fuel data:
Gallons (in millions)	487.1	518.1
Margin per gallon	$0.104	$0.109
Retail price per gallon	$2.81	$2.52
Total fuel gross profit[1]	$50,749	$56,988
Comparable store data:
Merchandise sales increase (%)	1.3%	5.2%
Merchandise sales increase	$5,442	$20,155
Fuel gallons (decrease) increase (%)	(5.2%)	0.8%
Fuel gallons (decrease) increase	(26,252)	4,140
Number of stores:
End of period	1,669	1,658
Weighted-average store count	1,644	1,668

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended December 30, 2010 Compared to the Three Months Ended December 24, 2009

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 1.3%, or $5.4 million, and merchandise revenue from newly acquired stores since the beginning of the first quarter of fiscal 2010 of $2.6 million, offset by lost revenue from closed stores of $5.5 million. The increase in merchandise gross profit is primarily attributable to a 90 basis point increase in merchandise gross margin to 33.5% for the first quarter of fiscal 2011 compared to 32.6% for the first quarter of fiscal 2010.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 11.5% increase in the average retail price per gallon to $2.81 offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the first quarter of fiscal 2011 decreased 31.0 million gallons, or 6.0%, from the first quarter of fiscal 2010.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 26.3 million gallons, or 5.2%.  We believe the decrease in comparable store gallons sold was caused by weaker economic conditions in many of our markets, unfavorable weather compared to the prior year and the significant increase in the average gasoline retail price per gallon.

The decrease in fuel gross profit is primarily attributable to the 0.5 cent decrease in retail gross profit per gallon to 10.4 cents for the first quarter of fiscal 2011, from 10.9 cents in the first quarter of fiscal 2010 and the decrease in gallons sold. The decrease in retail gross profit per gallon was primarily due to steadily increasing oil prices during the first quarter of fiscal 2011. During the first quarter of fiscal 2011 crude oil prices increased from $79 per barrel to a high of $92 per barrel. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 5.6 cents per retail gallon and 4.8 cents per retail gallon for the three months ended December 30, 2010 and December 24, 2009, respectively.

Store Operating. Store operating expenses for the first quarter of fiscal 2011 increased $1.0 million, or 0.8%, from the first quarter of fiscal 2010. The increase in store operating costs is primarily a result of increased wages and training expenses to support the rollout of our Fresh initiatives.

General and Administrative. General and administrative expenses for the first quarter of fiscal 2011 increased $6.0 million, or 27.3%. The increase was primarily due to increased personnel and other costs to expand infrastructure and support strategic IT system initiatives of $1.4 million, increased advertising expense of $2.1 million to support Program Fresh and approximately $800 thousand in closing costs relating to the Presto acquisition.

Depreciation and Amortization. Depreciation and amortization expenses for the first quarter of fiscal 2011 decreased $138 thousand, or 0.5%, from the first quarter of fiscal 2010.

Impairment Charges.  There were no impairment charges during the quarter ended December 30, 2010. During the quarter ended December 24, 2009, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write-off the carrying value of the asset of approximately $21.3 million during the three months ended December 24, 2009.

In December 2009, management made a strategic decision not to develop stores on certain owned land parcels.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the three months ended December 24, 2009.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded no impairment charges related to operating stores during the three months ended December 30, 2010 and recorded approximately $3.6 million during the three months ended December 24, 2009.

Adjusted EBITDA.    We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization.  Adjusted EBITDA for the first quarter of fiscal 2011 decreased $9.0 million, or 22.4%, from the first quarter of fiscal 2010. These decreases are primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under GAAP and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. Historically, we have included lease payments we make under lease finance obligations as a reduction to EBITDA.  We are no longer adjusting EBITDA for payments made for lease finance obligations in order to provide a measure that management believes is more comparable to similarly titled measures used by other companies. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Adjusted EBITDA	$31,283	$40,323
Impairment charges	—	(32,637)
Interest expense, net	(20,956)	(21,755)
Depreciation and amortization	(28,831)	(28,969)
Income tax benefit	6,307	16,969
Net loss	$(12,197)	$(26,069)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	December 30, 2010	December 24, 2009
Adjusted EBITDA	$31,283	$40,323
Interest expense, net	(20,956)	(21,755)
Income tax benefit	6,307	16,969
Stock-based compensation expense	707	873
Changes in operating assets and liabilities	(30,458)	(10,920)
Provision (benefit) for deferred income taxes	12,882	(6,633)
Other	2,034	2,673
Net cash provided by operating activities	$1,799	$21,530
Net cash used in investing activities	$(68,816)	$(9,070)
Net cash used in financing activities	$(1,367)	$(2,823)

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an immaterial amount of interest income. Interest expense, net for the first quarter of fiscal 2011 was $21.0 million compared to $21.8 million for the first quarter of fiscal 2010. This decrease is primarily due to lower average interest rates and reduced average outstanding borrowings.

Income Tax Benefit.  Our effective tax rate for the first quarter of fiscal 2011 was 34.1% compared to 39.4% for the first quarter of fiscal 2010.  The decrease in the effective rate is primarily due to the impact of work opportunity tax and other credits.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. Our working capital as of December 30, 2010 was $145.0 million. Cash provided by operating activities decreased to $1.8 million for the first quarter of fiscal 2011 compared to $21.5 million for the first quarter of fiscal 2010. The decrease in cash flow from operations is primarily due to the net loss of $12.2 million, and increases in inventory of $10.5 million and receivables of $15.9 million, partially offset by an increase in accounts payable of $15.1 million. We had $132.3 million of cash and cash equivalents at December 30, 2010.

Capital Expenditures. Capital expenditures (excluding accrued purchases and acquisitions) for the first quarter of fiscal 2011 were $24.3 million.  Our capital expenditures are primarily expenditures for store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that net capital expenditures for fiscal 2011 will be approximately $105.0 million to $115.0 million.

Cash Flows from Financing Activities. For the first quarter of fiscal 2011, net cash used in financing activities was $1.4 million, of which $17 thousand was used to repay long-term debt and $1.7 million was used to repay lease finance obligations.

Senior Credit Facility. We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility, which includes a $225.0 million revolving credit facility and approximately $418 million in outstanding term loans.  In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility.

As of December 30, 2010, we had no outstanding borrowings under our revolving credit facility and approximately $119.4 million of standby letters of credit had been issued. As of December 30, 2010, we had approximately $105.6 million in available borrowing capacity under the revolving credit facility (approximately $616 thousand of which was available for issuance of letters of credit).

Senior Subordinated Notes. We have outstanding $247.0 million of 7.75% senior subordinated notes due February 15, 2014. Interest on the senior subordinated notes is due on February 15th and August 15th of each year.

Senior Subordinated Convertible Notes. We have outstanding $109.8 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

Shareholders’ Equity. As of December 30, 2010, our shareholders’ equity totaled $297.5 million. The $10.6 million decrease from September 30, 2010 is primarily attributable to the net loss in the first quarter of fiscal 2011 of $12.2 million, partially offset by an increase in additional paid-in capital primarily due to stock compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of December 30, 2010, we had approximately $105.6 million in available borrowing capacity under our revolving credit facility, approximately $616 thousand of which was available for issuance of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase shares of our outstanding common stock, or purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, in the case of our outstanding debt, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During fiscal 2010, we purchased approximately $16.2 million in principal amount of our convertible notes on the open market. During fiscal 2009, we purchased approximately $24.0 million in principal amount of our convertible notes and approximately $3.0 million in principal amount of our subordinated notes on the open market.   These purchases did not have a material effect on our liquidity, financial condition or results of operations.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we consider our policies on insurance liabilities, long-lived assets and closed stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the period ended December 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 30, 2010, including applicable interest rates, are discussed above in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6—Derivative Financial Instruments” and “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at December 30, 2010. Fair values have been determined based on quoted market prices as of December 30, 2010.

Expected Maturity Date
as of December 30, 2010
(Dollars in thousands)
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total	Fair Value
Long-term debt (fixed rate)	$35	$56	$109,818	$247,000	$ —	$356,909	$356,841
Weighted-average interest rate	6.29%	6.29%	7.50%	7.75%	—	6.75%
Long-term debt (variable rate)	$8,307	$4,269	$4,269	$396,895	$ —	$413,740	$397,707
Weighted-average interest rate	2.74%	2.07%	2.01%	2.01%	—	2.20%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 30, 2010 and September 30, 2010, the interest rate on approximately 64.5% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 30, 2010 would be to change interest expense by approximately $2.7 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	December 30, 2010	September 30, 2010
Notional principal amount	$140,000	$140,000
Weighted-average fixed pay rate	3.12%	3.12%
Weighted-average variable receive rate	0.47%	0.47%
Weighted-average years to maturity	0.62	0.87

As of December 30, 2010, the fair value of our swap agreements represented a net liability of $2.4 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The  Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seeks an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  As the case is at a very early stage, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

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

As of December 30, 2010, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of December 30, 2010, the availability under our revolving credit facility for borrowing was approximately $105.6 million (approximately $616 thousand of which was available for issuance of letters of credit).

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

As of September 30, 2010, Marathon®, BP® and CITGO® supplied approximately 68% of our fuel purchases. On July 26, 2010, we entered into a new fuel supply agreement with Marathon®. Our contract with Marathon® for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon® for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017. As a result of this new fuel agreement with Marathon®, we now have three principal suppliers for the majority of our fuel.  On September 1, 2010 we entered into a Marketer Franchise Agreement, including an Addendum to Marketer Franchise Agreement, with CITGO®.   Our contract with CITGO® expires August 31, 2013 and our contract with BP® expires September 30, 2012.

At this time, we cannot provide assurance that our contract with CITGO® will automatically renew, or that we will be able to renew our BP® or Marathon® contracts upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

CITGO® obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO® s ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO® to obtain crude oil in sufficient quantities would adversely affect its ability to provide fuel to us and could have a material adverse effect on our business, financial condition and results of operations.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of February 4, 2011, there were 22,937,253 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

The market price of our common stock will also be impacted by our quarterly operating results and quarterly comparable store sales growth, which may fluctuate from quarter to quarter. Factors that may impact our quarterly results and comparable store sales include, among others, general regional and national economic conditions, competition, unexpected costs and changes in pricing, consumer trends, the number of stores we open and/or close during any given period, costs of compliance with corporate governance and Sarbanes-Oxley requirements and other factors discussed in this Item 1A and throughout “Part I.—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You may not be able to resell your shares of our common stock at or above the price you pay.

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

There were no sales of unregistered securities during the first quarter of fiscal 2011.

The following table lists all repurchases during the first quarter of fiscal 2011 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2010 - October 28, 2010	-	$-	-	$-
October 29, 2010 - December 2, 2010	14,272	$20.02	-	$-
December 3, 2010 - December 30, 2010	12,186	$20.01	-	$-

Total	26,458	$20.01	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)

10.2
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)

10.3
Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1  to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010)

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

THE PANTRY, INC.
By:	/s/ Mark R. Bierley
Mark R. Bierley
Senior Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	February 8, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)

10.2
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)

10.3
Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1  to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010)

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