Form 10-Q
period 2011-03-31
PANTRY INC
filed 2011-05-10
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,986,792 SHARES
(Class)	(Outstanding at May 6, 2011)

THE PANTRY, INC.

FORM 10-Q

March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$106,641	$200,637
Receivables, net	113,294	92,118
Inventories	171,871	130,949
Prepaid expenses and other current assets	13,481	21,848
Deferred income taxes	22,760	11,468
Total current assets	428,047	457,020
Property and equipment, net	1,013,461	1,005,152
Other assets:
Goodwill	431,763	403,193
Other intangible assets	8,003	6,722
Other noncurrent assets	24,782	24,363
Total other assets	464,548	434,278
Total assets	$1,906,056	$1,896,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,281	$6,321
Current maturities of lease finance obligations	7,338	7,024
Accounts payable	159,172	144,358
Accrued compensation and related taxes	13,582	14,736
Other accrued taxes	20,243	31,748
Self-insurance reserves	31,931	29,681
Other accrued liabilities	28,522	37,866
Total current liabilities	265,069	271,734
Other liabilities:
Long-term debt	751,416	753,020
Lease finance obligations	448,702	450,312
Deferred income taxes	62,579	38,388
Deferred vendor rebates	14,742	10,212
Other noncurrent liabilities	64,740	64,675
Total other liabilities	1,342,179	1,316,607
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,986,792 and 22,736,051 issued and outstanding at March 31, 2011 and September 30, 2010, respectively	229	227
Additional paid-in capital	211,498	209,410
Accumulated other comprehensive loss, net of deferred income taxes of $642 at March 31, 2011 and $1,325 at September 30, 2010	(1,015)	(2,090)
Retained earnings	88,096	100,562
Total shareholders’ equity	298,808	308,109
Total liabilities and shareholders’ equity	$1,906,056	$1,896,450

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Revenues:
Merchandise	$422,494	$409,267	$842,359	$826,839
Fuel	1,473,216	1,268,175	2,857,157	2,587,001
Total revenues	1,895,710	1,677,442	3,699,516	3,413,840
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	277,531	271,044	556,847	552,328
Fuel cost of goods sold (exclusive of items shown separately below)	1,411,385	1,202,790	2,744,577	2,464,628
Store operating	127,200	129,774	259,084	260,623
General and administrative	29,047	26,306	56,397	47,902
Goodwill impairment	—	227,414	—	227,414
Other impairment charges	797	1,681	797	34,318
Depreciation and amortization	29,356	30,614	58,187	59,583
Total costs and operating expenses	1,875,316	1,889,623	3,675,889	3,646,796
Income (loss) from operations	20,394	(212,181)	23,627	(232,956)
Interest expense, net	(21,801)	(22,323)	(43,538)	(44,586)
Loss before income taxes	(1,407)	(234,504)	(19,911)	(277,542)
Income tax benefit	1,138	68,422	7,445	85,391
Net loss	$(269)	$(166,082)	$(12,466)	$(192,151)
Loss per share:
Basic	$(0.01)	$(7.44)	$(0.56)	$(8.62)
Diluted	$(0.01)	$(7.44)	$(0.56)	$(8.62)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	March 31, 2011	March 25, 2010
	(26 weeks)	(26 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,466)	$(192,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,187	59,583
Impairment charges	797	261,732
Amortization of convertible note discount	2,544	2,689
(Benefit) provision for deferred income taxes	12,214	(69,186)
Stock-based compensation expense	1,686	1,737
Other	1,632	2,725
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(21,697)	(8,193)
Inventories	(37,386)	(11,690)
Prepaid expenses and other current assets	5,242	1,670
Other noncurrent assets	(1,142)	(1,169)
Accounts payable	14,814	13,605
Other current liabilities and accrued expenses	(17,801)	(15,029)
Other noncurrent liabilities	3,876	(3,232)
Net cash provided by operating activities	10,500	43,091

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(52,901)	(29,692)
Proceeds from sales of property and equipment	5,366	596
Insurance recoveries	203	—
Acquisitions of businesses, net of cash acquired	(47,564)	(10)
Net cash used in investing activities	(94,896)	(29,106)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(6,188)	(2,158)
Repayments of lease finance obligations	(3,510)	(3,145)
Other	98	(58)
Net cash used in financing activities	(9,600)	(5,361)
Net (decrease) increase in cash	(93,996)	8,624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,637	169,880
CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,641	$178,504
Cash paid during the period:
Interest	$40,336	$41,035
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$ 2,214	$ 458
Accrued purchases of property and equipment	$2,071	$8,902

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The Pantry

As of March 31, 2011, we operated 1,660 convenience stores located in Florida (404), North Carolina (379), South Carolina (276), Georgia (130), Alabama (112), Tennessee (101), Mississippi (97), Virginia (50), Kansas (43), Kentucky (29), Louisiana (27), Indiana (9) and Missouri (3). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 31, 2011, we operated 241 quick service restaurants within 235 of our locations and 277 of our stores included car wash facilities. Self-service fuel is sold at 1,645 locations, 1,119 of which sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, Texaco®, ExxonMobil®, Marathon®, Shell® and ConocoPhillips®.

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of March 31, 2011, and for the three and six months ended March 31, 2011 and March 25, 2010 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 30, 2010 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Our results of operations for the three and six months ended March 31, 2011 and March 25, 2010 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  Fees associated with our senior credit facility previously in general and administrative expenses are now in interest expense, net.  Consistent with the presentation in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010,  environmental remediation costs previously included in store operating expense in our condensed consolidated statements of operations are now included in fuel cost of goods sold.  These changes were not material and had no impact on the condensed consolidated balance sheets or the condensed consolidated statements of cash flows for any of the periods presented.

Excise Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $204.7 million and $428.4 million for the three and six months ended March 31, 2011, respectively, and $208.9 million and $437.5 million for the three and six months ended March 25, 2010, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 31, 2011 and March 25, 2010, we have increased inventory by capitalizing fuel expansion variances of approximately $19.2 million and $14.4 million, respectively. At the end of any fiscal year, the entire variance is absorbed into cost of goods sold.

Income Tax Examination

We are subject to examination by various domestic taxing authorities.  The Internal Revenue Service is currently performing an examination of our U.S. federal income tax returns for 2008 and 2009.  We are subject to examination in major state tax jurisdictions for years beginning with 2007.  We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

NOTE 2—ACQUISITIONS

We generally focus on selectively acquiring convenience store chains within or contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill.

During the first six months of fiscal 2011, we purchased one store in North Carolina and separately purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased from Presto operate under the Presto tradename. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand.

Following are the aggregate purchase price allocations for the stores acquired during the first six months of fiscal 2011. Certain allocations are preliminary estimates based on available information and assumptions management believes to be reasonable. These values are subject to change until valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a significant impact on our consolidated financial statements. The purchase price allocations were based on the estimated fair values on the dates of the acquisitions (amounts in thousands):

Assets acquired:
Inventories	$3,536
Property and equipment	20,693
Other noncurrent assets	66
Total assets	24,295
Liabilities assumed:
Deferred vendor rebates	1,009
Other noncurrent liabilities	2,728
Total liabilities	3,737
Net tangible assets acquired, net of cash	20,558
Trademark	2,180
Non-compete agreement	100
Goodwill	24,726
Total consideration paid, net of cash acquired	$47,564

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Acquisition related costs incurred and expensed:
Professional, consulting and legal fees	$752
Other	506
Total	$1,258

We expect that goodwill associated with these transactions totaling $24.7 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Six Months Ended
	March 31, 2011	March 25, 2010
Total revenues	$3,733,025	$3,510,911
Net loss	(11,928)	(190,592)
Loss per share:
Basic	$(0.53)	$(8.55)
Diluted	$(0.53)	$(8.55)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Our chief operating decision maker regularly reviews our results on a consolidated basis, and therefore we have concluded that we have one operating and reporting segment.  We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We conduct our annual assessment of indefinite-lived intangibles in the fourth quarter of each fiscal year. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators arise.

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

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011, and determined in step one of the test that fair value exceeded book value by a significant amount.  As a result, no impairment charges related to goodwill or other intangible assets were recognized during the first six months of fiscal 2011.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects goodwill and other intangible asset balances as of September 30, 2010 and the activity thereafter through March 31, 2011 (amounts in thousands, except weighted-average life data):

	Unamortized	Amortized
	Goodwill	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	2.0	11.8	31.2
Gross balance at September 30, 2010	$403,193	$5,650	$1,928	$12,728
Acquisitions	24,726	2,180	—	100
Purchase accounting adjustment (1)	3,844	—	—	—
Gross balance at March 31, 2011	$431,763	$7,830	$1,928	$12,828
Accumulated amortization at September 30, 2010		$(4,956)	$(1,195)	$(7,433)
Amortization		(747)	(67)	(185)
Accumulated amortization at March 31, 2011		$(5,703)	$(1,262)	$(7,618)
Net book value	$431,763	$2,127	$666	$5,210

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of March 31, 2011 is as follows (amounts in thousands):

Fiscal Year Ending September:
2011	$1,019
2012	1,496
2013	637
2014	353
2015	326
Thereafter	4,172
Total estimated amortization expense	$8,003

NOTE 4— ASSET IMPAIRMENTS

During the first six months of fiscal 2011 and 2010, we recorded the following asset impairments:

Goodwill.  As a result of our annual goodwill impairment testing conducted in the second quarter of fiscal 2010, we determined that our book value exceeded our fair value under step one of the impairment test and that the carrying value of our goodwill exceeded its implied fair value under step two of the impairment test. Accordingly, we recorded a non-cash pre-tax impairment charge of approximately $230.8 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the prior goodwill impairment test.

Tradenames.  In December 2009, management made a decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast and that the vast majority of the stores were de-branded by the end of fiscal 2010. We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the six months ended March 25, 2010.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Land parcels.  In December 2009, management made a strategic decision not to develop stores on certain land parcels that we own.  As a result, we determined that the carrying values of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $7.8 million during the six months ended March 25, 2010.

Operating stores.  In the six months ended March 31, 2011 and March 25, 2010, we tested our operating stores for impairment.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $797 thousand and $1.7 million during the three months ended March 31, 2011 and March 25, 2010, respectively, and $797 thousand and $5.3 million for the six months ended March 31, 2011 and March 25, 2010, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.  The impairment charges recorded during the three and six months ended March 31, 2011 and March 25, 2010 are presented in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
Goodwill	$ —	$ 227,414	$ —	$ 227,414
Tradenames	—	—	—	21,250
Land	—	—	—	7,769
Operating stores	797	1,681	797	5,299
Impairment charges	$ 797	$ 229,095	$ 797	$ 261,732

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2011	September 30, 2010
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$407,578	$413,740
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi- annually at 3.0%	109,768	109,768
Other notes payable; various interest rates and maturity dates	132	158
Total long-term debt	764,478	770,666
Less—current maturities	(4,281)	(6,321)
Less—unamortized debt discount	(8,781)	(11,325)
Long-term debt, net of current maturities and unamortized debt discount	$751,416	$753,020

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing senior credit facility. Our senior credit facility includes a $225.0 million six-year revolving credit facility and $407.6 million in outstanding term loan facilities.  In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facilities mature in May 2014.

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). We were required to make a principal payment of approximately $4.0 million as a result of excess cash flow generated for the fiscal year ended September 30, 2010.  We made this payment in the second quarter of fiscal 2011.

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the first quarter of fiscal 2011, so the applicable margins on our term loans during the second quarter of fiscal 2011 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

As of March 31, 2011, there were no outstanding borrowings under our revolving credit facility and we had approximately $109.1 million of standby letters of credit issued under the facility. As a result, we had approximately $115.9 million in available borrowing capacity under our revolving credit facility (approximately $10.9 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.25% on March 31, 2011.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of March 31, 2011, we were in compliance with these covenants and restrictions.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2011, we had outstanding $109.8 million of convertible notes. During fiscal 2010, we repurchased approximately $16.2 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $791 thousand. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of March 31, 2011, our closing stock price was $14.83. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

The fair value of our indebtedness approximated $760.9 million at March 31, 2011. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—STOCK COMPENSATION PLANS

During the first six months of fiscal 2011, we granted options to purchase 82 thousand shares of our common stock at purchase prices equal to the fair market value of the underlying common stock on the date the options were granted. These options had an aggregate fair value of $602 thousand, which will be amortized to expense over the options’ requisite service periods. During the first six months of fiscal 2011, we granted 134 thousand shares of restricted stock subject to time-based vesting conditions with an aggregate fair value of $2.3 million, which will be amortized over the requisite service period. During the first six months of fiscal 2011, we granted 187 thousand shares of restricted stock subject to performance-based vesting conditions, with an aggregate fair value of $3.6 million, which will be amortized over the requisite service period. We recognized $979 thousand (of which $560 thousand related to time-based restricted stock and $261 thousand related to performance-based restricted stock) and $864 thousand (of which $529 thousand  related to time-based restricted stock and no expense related to performance-based restricted stock) in stock-based compensation expense in general and administrative expenses during the three months ended March 31, 2011 and March 25, 2010, respectively. We recognized $1.7 million (of which $1.0 million related to time-based restricted stock and $304 thousand related to performance-based restricted stock) and $1.7 million (of which $1.0 million related to time-based restricted stock and no expense related to performance-based restricted stock) in stock-based compensation expense in general and administrative expenses during the six months ended March 31, 2011 and March 25, 2010, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
Net loss	$(269)	$(166,082)	$(12,466)	$(192,151)
Other comprehensive income:
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $295, $241, $683 and $687, respectively)	464	379	1,075	1,081
Comprehensive income (loss)	$195	$(165,703)	$(11,391)	$(191,070)

The components of unrealized gains on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 25, 2010	March 31, 2011
Unrealized losses on qualifying cash flow hedges	$(39)	$(516)	$(47)	$(814)
Reclassification adjustment recorded as an increase in interest expense	503	895	1,122	1,895
Net unrealized gains on qualifying cash flow hedges	$464	$379	$1,075	$1,081

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
Interest on long-term debt, including amortization of deferred financing costs	$8,769	$8,594	$17,658	$17,114
Interest on lease finance obligations	10,946	10,931	21,632	21,747
Interest rate swap settlements	823	1,464	1,836	3,100
Amortization of convertible note discount	1,272	1,344	2,544	2,689
Miscellaneous	10	16	15	10
Subtotal: Interest expense	21,820	22,349	43,685	44,660
Interest income	(19)	(26)	(147)	(74)
Interest expense, net	21,801	22,323	43,538	44,586

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

The following table reflects the calculation of basic and diluted earnings per share for the periods presented (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
Net loss	$(269)	$(166,082)	$(12,466)	$(192,151)
Loss per share—basic:
Weighted-average shares outstanding	22,455	22,324	22,429	22,301
Loss per share—basic	$(0.01)	$(7.44)	$(0.56)	$(8.62)
Loss per share—diluted:
Weighted-average shares outstanding	22,455	22,324	22,429	22,301
Dilutive impact of options	—	—	—	—
Weighted-average shares and potential dilutive shares outstanding	22,455	22,324	22,429	22,301
Loss per share—diluted	$(0.01)	$(7.44)	$(0.56)	$(8.62)

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 1.1 million and 1.3 million for the three months ended March 31, 2011 and March 25, 2010, respectively, and 921 thousand and 1.3 million for the six months ended March 31, 2011 and March 25, 2010, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, we were contingently liable for outstanding letters of credit in the amount of approximately $109.1 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non- temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request was denied on August 31, 2010.  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seek an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  This case is set for a hearing on plaintiffs’ motion for class certification on May 25, 2011.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  At this stage of the proceedings, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

We are party to these and various other legal actions in the ordinary course of our business. We believe these actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 31, 2011, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of March 31, 2011, environmental reserves of approximately $5.8 million and $18.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 271 and 277 known contaminated sites as of March 31, 2011 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.3 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $7.3 million for remediation and related litigation. Also, as of March 31, 2011 and September 30, 2010, there were an additional 518 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of March 31, 2011, anticipated reimbursements of $17.3 million are recorded as other noncurrent assets and $7.8 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 31, 2011, deferred vendor rebates included unamortized liabilities associated with these payments of $14.7 million. As of September 30, 2010, deferred vendor rebates included unamortized liabilities associated with these payments of $10.2 million.

We purchase approximately 60% of our general merchandise from a single wholesaler, McLane Company, Inc.  Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

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

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is subject to increase each year during the remaining term of the agreement and is measured over a one-year period. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We did not meet the requirement for either of the one year periods ending September 30, 2010 and September 30, 2009, however we consider the shortfall amount for each of these years to have been immaterial. Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one year period ended September 30, 2011.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates.  We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	March 31, 2011	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instrument (1)	$(1,656)	—	$(1,656)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	September 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(3,414)	—	$(3,414)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the consolidated financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 5—Long-Term Debt.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In determining the impairment of operating stores, we determined the fair values by estimating selling prices of the assets.  We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data.  We classify these measurements as Level 3.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at March 31, 2011.

Fair Value Measurements – Non-recurring Basis
Operating stores
For the three months ended March 31, 2011:
Fair value measurement	$2,727
Carrying amount	3,524
Realized loss	$(797)

For the six months ended March 31, 2011:
Fair value measurement	$2,727
Carrying amount	3,524
Realized loss	$(797)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 10, 2011. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Despite the challenges presented by a rising fuel market in the second quarter of fiscal 2011, we delivered an increase in total gross profit from the first quarter of fiscal 2011 and improved store productivity to grow adjusted EBITDA from the second quarter of fiscal 2010.  Our net loss for the second quarter of fiscal 2011was $269 thousand, or $0.01 per share, compared to a net loss of $166.1 million, or $7.44 per share for the second quarter of fiscal 2010, which included the non-cash after-tax impact of impairment charges of $164.2 million, or $7.35 per share.

Comparable store merchandise sales increased 2.0%, or 1.8% excluding the impact of cigarettes, compared to the second quarter of fiscal 2010.  This represents our fourth consecutive quarter of comparable store merchandise sales increases excluding the impact of cigarettes. Merchandise margin for the quarter of 34.3% represented a 50 basis point improvement from the second quarter fiscal 2010 and an 80 basis point improvement sequentially from the first quarter fiscal 2011.

Retail fuel gallons sold in the second quarter decreased 4.0% overall or 6.9% on a comparable store basis. Our average retail price per gallon in the second quarter of fiscal 2011 was $3.24 compared to $2.69 per gallon in the second quarter of fiscal 2010 and $2.81 per gallon in the first quarter of fiscal 2011.  We believe the significant increase in the average retail price per gallon negatively impacted our retail fuel gallon volume.  Also, lower fuel margins in January caused us to heighten our focus on fuel margin improvement over the remainder of the quarter which added pressure to our retail fuel volumes.  Our retail margin per gallon in the second quarter of fiscal 2011 was $0.137 which was consistent with the second quarter of fiscal 2010 but represented an increase from the $0.104 in the first quarter of 2011.

During the second quarter of fiscal 2011, we refined our Fresh initiative more broadly to include the cold dispensed beverage category.  We have incorporated this change into our store design process and anticipate having approximately 400 locations converted by the end of calendar 2011.

In addition to our Fresh initiative, during the remainder of fiscal 2011 we intend to focus on managing our cost structure, leveraging our store operating and general and administrative expenses and our net working capital.  In the second quarter of fiscal 2011 our store operating and general administrative expenses as a percentage of merchandise sales were 37.0% compared to 38.1% in the second quarter of fiscal 2010 and 37.9% in the first quarter of fiscal 2011.

Market and Industry Trends

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings.  Currently, 235 of our convenience stores offer quick service restaurants, and we have launched a company-wide initiative to improve breakfast, lunch and snack experiences in our stores, with coffee as the anchor product.  We launched the program in fiscal 2010 and approximately 100 of our stores had the program implemented by the end of calendar year 2010. We plan to have the program implemented in approximately 30% of our stores by the end of fiscal year 2011.

While the U.S. and global economies have shown signs of recovery, unemployment, underemployment and declining home prices remain above normal in the markets where a vast majority of our stores are located. Our business has been proven to be highly congruent with the economic well being of the construction business, and new housing permits in our markets have continued to decline. We believe high consumer credit levels, a continued unstable housing market and depressed consumer confidence levels, especially in our markets, have resulted in decreased recreational travel and consumer spending, which resulted in lower demand for our fuel and merchandise. We believe that in challenging economic conditions our success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Oil and fuel prices will in all probability remain volatile and unpredictable.  During the second quarter of fiscal 2011, crude oil prices traded from a low of $84 per barrel to a high of $107 per barrel on March 31, 2011. January and most of February saw minimal volatility. Prices began to rise the last week of February and have continued upward.  We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 31, 2011 and March 25, 2010 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2011	March 25, 2010	March 31, 2011	March 25, 2010
Selected financial data:
Merchandise gross profit[1]	$144,963	$138,223	$285,512	$274,511
Merchandise margin	34.3%	33.8%	33.9%	33.2%
Retail fuel data:
Gallons (in millions)	448.6	467.5	935.7	985.6
Margin per gallon	$0.137	$0.139	$0.120	$0.124
Retail price per gallon	$3.24	$2.69	$3.02	$2.60
Total fuel gross profit (1)	$61,831	$65,385	$112,580	$122,373
Comparable store data:
Merchandise sales increase (%)	2.0%	3.6%	1.7%	4.4%
Merchandise sales increase	$8,116	$13,682	$13,569	$33,718
Fuel gallons decrease (%)	(6.9%)	(7.5%)	(6.0%)	(3.3%)
Fuel gallons decrease	(32,121)	(36,717)	(58,037)	(32,649)
Number of stores:
End of period	1,660	1,649	1,660	1,649
Weighted-average store count	1,663	1,655	1,654	1,661

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 25, 2010

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 2.0%, or $8.1 million, and merchandise revenue from acquired stores since the beginning of the second quarter of fiscal 2010 of $8.6 million, partially offset by lost revenue from closed stores of $4.3 million. The increase in merchandise gross profit is primarily attributable to improved margins in the grocery category and increased services revenue.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 20.8% increase in the average retail price per gallon to $3.24, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the second quarter of fiscal 2011 decreased 18.9 million gallons, or 4.0%, from the second quarter of fiscal 2010.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 32.1 million gallons, or 6.9% and 2.2 million gallons lost from closed stores, offset by the increase of 13.4 million gallons sold by stores acquired since the beginning of the second quarter of fiscal 2010.  The decrease in comparable store fuel gallons sold was primarily due to the significant year-over-year increase in retail prices and our efforts to optimize fuel margin dollars which added pressure to our retail fuel volumes.

The decrease in fuel gross profit is primarily attributable to a decrease in total retail gallons sold and the 0.2 cent decrease in retail gross profit per gallon to 13.7 cents for the second quarter of fiscal 2011 from 13.9 cents in the second quarter of fiscal 2010. Our retail gross profit per gallon improved from the 10.4 cents in the first quarter of fiscal 2011 despite a continued increase in wholesale fuel costs.  This was the result of our continued focus on fuel margin dollar improvement over the quarter.  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.2 cents per retail gallon and 5.2 cents per retail gallon for the three months ended March 31, 2011 and March 25, 2010, respectively.

Store Operating. Store operating expenses for the second quarter of fiscal 2011 decreased $2.6 million, or 2.0%, from the second quarter of fiscal 2010.  The improvement was driven by lower labor costs, utilities and repairs and maintenance expenses.  The reduction in labor was driven by our continued efforts to better match employee staffing with expected customer traffic.

General and Administrative. General and administrative expenses for the second quarter of fiscal 2011 increased $2.7 million, or 10.4%. The increase was primarily due to additional personnel investments in areas such as marketing and information technology where we expect a longer term return.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization.  Adjusted EBITDA for the second quarter of fiscal 2011 increased $3.0 million, or 6.4%, from the second quarter of fiscal 2010. This increase is primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under generally accepted accounting principles (“GAAP”)and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. Historically, we have included lease payments we make under lease finance obligations as a reduction to EBITDA.  We are no longer adjusting EBITDA for payments made for lease finance obligations in order to provide a measure that management believes is more comparable to similarly titled measures used by other companies. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.  Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss (amounts in thousands):

	Three Months Ended
	March 31, 2011	March 25, 2010
Adjusted EBITDA	$50,547	$47,528
Impairment charges	(797)	(229,095)
Interest expense, net	(21,801)	(22,323)
Depreciation and amortization	(29,356)	(30,614)
Income tax benefit	1,138	68,422
Net loss	$(269)	$(166,082)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	March 31, 2011	March 25, 2010
Adjusted EBITDA	$50,547	$47,528
Interest expense, net	(21,801)	(22,323)
Income tax benefit	1,138	68,422
Stock-based compensation expense	979	864
Changes in operating assets and liabilities	(23,636)	(13,118)
Benefit for deferred income taxes	(668)	(62,553)
Other	2,142	2,741
Net cash provided by operating activities	$8,701	$21,561
Net cash used in investing activities	$(26,080)	$(20,036)
Net cash used in financing activities	$(8,233)	$(2,538)

Depreciation and Amortization. Depreciation and amortization expenses for the second quarter of fiscal 2011 decreased $1.3 million, or 4.1%, from the second quarter of fiscal 2010. The second quarter of fiscal 2010 included depreciation charges of approximately $1.7 million associated with accelerating the depreciable lives of certain assets related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.  In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011 and fiscal 2010.  Based on the impairment testing, there were no goodwill impairment charges during the quarter ended March 31, 2011.  During the quarter ended March 25, 2010, we concluded that our book value was greater than our fair value and that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $227.4 million.  See Note 3—Goodwill and Other Intangible Assets and Note4—Asset Impairments in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We recorded impairment charges related to operating stores of approximately $797 thousand and $1.7 million for the quarter ended March 31, 2011and March 25, 2010, respectively.  See Note4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the second quarter of fiscal 2011 was $21.8 million compared to $22.3 million for the second quarter of fiscal 2010. This decrease is primarily due to lower weighted average outstanding borrowings.

Effective Tax Rate.  Our effective tax rate for the second quarter of fiscal 2011 was 80.9% compared to 29.2% in the second quarter of fiscal 2010.  The increase in the rate is due to the impact of tax credits on a relatively small pre-tax loss.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 25, 2010

Merchandise Revenue and Gross Profit. The increase in merchandise revenue is primarily attributable to an increase in comparable store merchandise revenue of 1.7%, or $13.6 million, and merchandise revenue from acquired stores since the beginning of fiscal 2010 of $11.2 million, partially offset by lost revenue from closed stores of $9.8 million. The increase in merchandise gross profit is primarily attributable to a 70 basis point increase in merchandise gross margin to 33.9% for the first six months of fiscal 2011 compared to 33.2% for the first six months of fiscal 2010.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue is primarily attributable to the 16.1% increase in the average retail price per gallon to $3.02, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the first six months of fiscal 2011 decreased 49.9 million gallons, or 5.1%, from the first six months of fiscal 2010.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 58.0 million gallons, or 6.0%, offset by the increase of 17.9 million gallons sold by stores acquired since the beginning of fiscal 2010.  Closed stores accounted for lost gallons sold of 5.3 million.  We believe the decrease in comparable store fuel gallons sold was primarily due to the significant year-over-year increase in the average retail price per gallon and our efforts to optimize gross profit dollars during the second quarter of fiscal 2011 which added pressure to our retail fuel volume.

The decrease in fuel gross profit is primarily attributable to the decrease in retail gross profit per gallon to 12.0 cents for the first six months of fiscal 2011 from 12.4 cents in the first six months of fiscal 2010.  The decrease in retail gross profit per gallon is primarily due to steadily increasing wholesale fuel costs during the first and second quarter of fiscal 2011. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.  We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.  These fees totaled 5.8 cents per retail gallon and 4.8 cents per retail gallon for the six months ended March 31, 2011 and March 25, 2010, respectively.

Store Operating. Store operating expenses for the first six months of fiscal 2011 decreased $1.5 million, or 0.6%, from the first six months of fiscal 2010.  The improvement was driven by lower labor costs, utilities and repairs and maintenance expenses.  The reduction in labor was driven by our continued efforts to better match employee staffing with expected customer traffic.

General and Administrative. General and administrative expenses for the first six months of fiscal 2011 increased $8.5 million or 17.7%. The increase was due primarily to additional personnel investments in marketing and information technology, increased advertising expenses and expenses associated with the acquisition of 47 stores from Presto in the first quarter of fiscal 2011.

Adjusted EBITDA. Adjusted EBITDA for the first six months of fiscal 2011 decreased $5.7 million, or 6.5%, from the first six months of fiscal 2010.  This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net loss (amounts in thousands):

	Six Months Ended
	March 31, 2011	March 25, 2010
Adjusted EBITDA	$82,611	$88,359
Impairment charges	(797)	(261,732)
Interest expense, net	(43,538)	(44,586)
Depreciation and amortization	(58,187)	(59,583)
Income tax benefit	7,445	85,391
Net loss	$(12,466)	$(192,151)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Six Months Ended
	March 31, 2011	March 25, 2010
Adjusted EBITDA	$82,611	$88,359
Interest expense, net	(43,538)	(44,586)
Income tax benefit	7,445	85,391
Stock-based compensation expense	1,686	1,737
Changes in operating assets and liabilities	(54,094)	(24,038)
Provision (benefit) for deferred income taxes	12,214	(69,186)
Other	4,176	5,414
Net cash provided by operating activities	$10,500	$43,091
Net cash used in investing activities	$(94,896)	$(29,106)
Net cash used in financing activities	$(9,600)	$(5,361)

Depreciation and Amortization. Depreciation and amortization expenses for the first six months of fiscal 2011 decreased $1.4 million, or 2.3%, from the first six months of fiscal 2010. The decrease is primarily due to accelerating depreciable lives of certain assets in our first quarter of fiscal 2010 related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.  There were no tradename impairments during the six months ended March 31, 2011. During the six months ended March 25, 2010, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write off the carrying value of the tradename of approximately $21.3 million.. See Note4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

There were no land parcels impaired during the six months ended March 31, 2011. In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the six months ended March 25, 2010. See Note4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $797 thousand and $5.3 million during the six months ended March 31, 2011 and March 25, 2010, respectively. See Note4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011 and fiscal 2010.  Based on this testing, there were no goodwill impairment charges during the six months ended March 31, 2011.  During the six months ended March 25, 2010, we concluded that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $227.4 million. See Note 3—Goodwill and Other Intangible Assets and Note4—Asset Impairments in “Part I Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first six months of fiscal 2011 was $43.5 million compared to $44.6 million for the first six months of fiscal 2010. This decline is primarily due to lower weighted average outstanding borrowings.

Effective Tax Rate.  Our effective tax rate for the first six months of fiscal 2011 was 37.4% compared to 30.8% in the first six months of fiscal 2010.  The change is due to the impact of goodwill and other impairment charges on our effective rate in the first six months of fiscal 2010.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first six months of fiscal 2011.  Our working capital as of March 31, 2011 was $163.0 million. Changes in working capital represented a use of cash of approximately $56.8 million in the first six months of fiscal 2011 compared to a use of cash of $19.6 million in the first six months of fiscal 2010.  The change in working capital was primarily due to increases in receivables and inventories as a result of rising fuel prices.  We did not realize a corresponding increase in gasoline payables due to a decline in our days payables outstanding as a result of a shift in our current suppliers.  Cash provided by operating activities decreased to $10.5 million for the first six months of fiscal 2011 compared to $43.1 million for the first six months of fiscal 2010. The decrease in cash flow from operations is primarily due to the change in working capital discussed above. We had $106.6 million of cash and cash equivalents on hand at March 31, 2011.

Capital Expenditures. Capital expenditures (excluding accrued purchases and acquisitions) for the first six months of fiscal 2011 were $52.9 million.  Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2011 will be approximately $100.0 million to $110.0 million.

Cash Flows from Financing Activities. For the first six months of fiscal 2011, net cash used in financing activities was $9.6 million, of which $6.2 million was used to repay long-term debt and $3.5 million was used to repay lease finance obligations.  As of March 31, 2011, our debt consisted primarily of $407.6 million in loans under our senior credit facility, $247.0 million of outstanding senior subordinated notes and $109.8 million of outstanding convertible notes. As of March 31, 2011, we also had outstanding $456.0 million of lease finance obligations.

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

During the first six months, we had no borrowings under our revolving credit facility and as of March 31, 2011 we had approximately $109.1 million of standby letters of credit had been issued. As of March 31, 2011, we had approximately $115.9 million in available borrowing capacity under the revolving credit facility (approximately $10.9 million of which was available for issuances of letters of credit).  As of March 31, 2011 we were in compliance with all covenants and restrictions under the senior credit facility.

Senior Subordinated Notes. We have outstanding $247.0 million of our senior subordinated notes due February 15, 2014. The senior subordinated notes bear interest at an annual rate of 7.75%, payable semi-annually on February 15th and August 15th of each year.

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

Shareholders’ Equity. As of March 31, 2011, our shareholders’ equity totaled $298.8 million. The $9.3 million decrease from September 30, 2010 is primarily attributable to the net loss in the first six months of fiscal 2011 of $12.5 million, partially offset by the $2.1 million increase in additional paid-in capital and $1.1 million increase in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of March 31, 2011, we had approximately $115.9 million in available borrowing capacity under our revolving credit facility, approximately $10.9 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we consider our policies on insurance liabilities, long-lived assets and closed stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the six months ended March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 31, 2011, including applicable interest rates, are discussed in “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at March 31, 2011. Fair values have been determined based on quoted market prices as of March 31, 2011.

Expected Maturity Date
as of March 31, 2011
(Dollars in thousands)
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total	Fair Value
Long-term debt (fixed rate)	$26	$56	$109,818	$247,000	$ —	$356,900	$358,410
Weighted-average interest rate	6.29%	6.29%	7.50%	7.75%	—	6.80%
Long-term debt (variable rate)	$1,057	$4,227	$4,227	$398,067	$ —	$407,578	$402,483
Weighted-average interest rate	2.70%	2.06%	2.00%	2.00%	—	2.14%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 31, 2011 and September 30, 2010, the interest rate on approximately 60.0% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 31, 2011 would be to change interest expense by approximately $3.1 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	March 31, 2011	September 30, 2010
Notional principal amount	$100,000	$140,000
Weighted-average fixed pay rate	3.09%	3.12%
Weighted-average variable receive rate	0.40%	0.47%
Weighted-average years to maturity	0.59	0.87

As of March 31, 2011, the fair value of our swap agreements represented a net liability of $1.7 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in seven cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the seven in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009. Defendants filed a request to appeal that decision to the United States Court of Appeals for the Tenth Circuit in June 2010.  That request was denied on  August 31, 2010 .  In May 2010, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  We continue to believe that there are substantial factual and legal defenses to the theories alleged in these lawsuits, and intend to vigorously defend against the claims. At this stage of proceedings, we cannot estimate our ultimate exposure to loss or liability, if any, related to these lawsuits.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The  Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seek an award of statutory damages for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  This case is set for a hearing on plaintiffs’ motion for class certification on May 25, 2011.  We believe that there are substantial factual and legal defenses to class certification and to the theories alleged in the lawsuit, and intend to vigorously defend against the claims.  At this stage of the proceedings, we cannot at this time estimate our ultimate exposure to loss or liability, if any, related to this lawsuit.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations, cash flows or prospects. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

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

Over the past three fiscal years, our fuel revenue accounted for approximately 77.5% of total revenues and our fuel gross profit accounted for approximately 31.9% of total gross profit. Crude oil and domestic wholesale petroleum markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact crude oil supplies and wholesale petroleum costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale petroleum costs have resulted, and could in the future result, in significant increases in the retail price of petroleum products and in lower fuel gross margin per gallon. During fiscal 2009 and the first six months of fiscal 2011, increases in the retail price of petroleum products impacted consumer demand for fuel, and we expect that future increases would have the same effect. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of our stores are located in the southeastern United States. Although the southeast region is generally known for its mild weather, the region is susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, extended periods of rain, ice storms and heavy snow, all of which we have historically experienced.

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

As of March 31, 2011, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of March 31, 2011, the availability under our revolving credit facility for borrowing was approximately $115.9 million (approximately $10.9 million of which was available for issuance of letters of credit).

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

Legislative and regulatory initiatives regarding climate change and greenhouse gas (“GHG”) emissions have accelerated recently in the United States. GHGs are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. For example, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would control and reduce GHG emissions in the United States by establishing an economy-wide “cap and trade” program. If enacted, the ACESA would impose increasing costs on the combustion of carbon-based fuels such as oil and refined petroleum products. The U.S. Senate has not passed the ACESA yet and is working on other GHG-reduction legislative options. Further, in December 2009, the Environmental Protection Agency (“EPA”) issued an endangerment finding that GHGs endanger public health and welfare and that GHG emissions from motor vehicles contribute to the threat of climate change. Although EPA’s endangerment finding does not itself impose any requirements, it does allow EPA to proceed with, among other things, proposed rules regulating GHG emissions from motor vehicles. The EPA’s endangerment finding is being challenged in federal court. If these or other governmental climate change or GHG reduction initiatives are enacted, they could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase approximately 60% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of May 6, 2011, there were 22,986,792 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

There were no sales of unregistered securities during the second quarter of fiscal 2011.

The following table lists all repurchases during the second quarter of fiscal 2011 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2010 – January 27,2011	-	$-	-	$-
January 28, 2011 – March 3, 2011	-	$-	-	$-
March 4, 2011 – March 31, 2011	411	$14.38	-	$-
Total	411	$14.38	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.	Exhibits.

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

THE PANTRY, INC.
By:	/s/ Mark R. Bierley
Mark R. Bierley
Senior Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)
Date:	May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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