Form 10-Q
period 2011-06-30
PANTRY INC
filed 2011-08-09
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	22,943,143 SHARES
(Class)	(Outstanding at August 4, 2011)

THE PANTRY, INC.

FORM 10-Q

June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except par value)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$182,225	$200,637
Receivables, net	118,705	92,118
Inventories	161,127	130,949
Prepaid expenses and other current assets	27,597	21,848
Deferred income taxes	21,028	11,468
Total current assets	510,682	457,020
Property and equipment, net	990,639	1,005,152
Other assets:
Goodwill	431,428	403,193
Other intangible assets	7,384	6,722
Other noncurrent assets	24,840	24,363
Total other assets	463,652	434,278
Total assets	$1,964,973	$1,896,450
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,282	$6,321
Current maturities of lease finance obligations	7,926	7,024
Accounts payable	168,076	144,358
Accrued compensation and related taxes	15,030	14,736
Other accrued taxes	26,374	31,748
Self-insurance reserves	32,592	29,681
Other accrued liabilities	34,679	37,866
Total current liabilities	288,959	271,734
Other liabilities:
Long-term debt	751,618	753,020
Lease finance obligations	448,897	450,312
Deferred income taxes	71,761	38,388
Deferred vendor rebates	20,306	10,212
Other noncurrent liabilities	64,139	64,675
Total other liabilities	1,356,721	1,316,607
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,943,143 and 22,736,051 issued and outstanding at June 30, 2011 and September 30, 2010, respectively	229	227
Additional paid-in capital	212,612	209,410
Accumulated other comprehensive loss, net of deferred income taxes of $376 and $1,325 at June 30, 2011 and September 30, 2010, respectively	(596)	(2,090)
Retained earnings	107,048	100,562
Total shareholders’ equity	319,293	308,109
Total liabilities and shareholders’ equity	$1,964,973	$1,896,450

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)

Revenues:
Merchandise	$470,152	$469,097	$1,312,511	$1,295,936
Fuel	1,789,617	1,427,927	4,646,774	4,014,928
Total revenues	2,259,769	1,897,024	5,959,285	5,310,864
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	310,164	308,634	867,011	860,962
Fuel cost of goods sold (exclusive of items shown separately below)	1,709,523	1,347,551	4,454,100	3,812,179
Store operating	130,286	133,290	389,370	393,913
General and administrative	25,052	22,901	81,449	70,803
Goodwill impairment	—	3,406	—	230,820
Other impairments	3,420	—	4,217	34,318
Depreciation and amortization	29,573	29,889	87,760	89,472
Total costs and operating expenses	2,208,018	1,845,671	5,883,907	5,492,467
Income (loss) from operations	51,751	51,353	75,378	(181,603)
Other expense:
Loss on extinguishment of debt	—	(786)	—	(786)
Interest expense, net	(21,776)	(22,338)	(65,314)	(66,924)
Total other expense	(21,776)	(23,124)	(65,314)	(67,710)
Income (loss) before income taxes	29,975	28,229	10,064	(249,313)
Income tax (expense) benefit	(11,023)	(10,211)	(3,578)	75,180
Net income (loss)	$18,952	$18,018	$6,486	$(174,133)
Earnings (loss) per share:
Basic	$0.84	$0.81	$0.29	$(7.80)
Diluted	$0.84	$0.80	$0.29	$(7.80)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	June 30, 2011	June 24, 2010
	(39 weeks)	(39 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,486	$(174,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,760	89,472
Goodwill and other impairments	4,217	265,138
Amortization of convertible note discount	3,816	4,034
Provision (benefit) for deferred income taxes	22,864	(72,128)
Loss on extinguishment of debt	—	786
Stock-based compensation expense	2,344	2,747
Other	2,914	4,146
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(27,185)	836
Inventories	(26,642)	(8,929)
Prepaid expenses and other current assets	2,744	178
Other noncurrent assets	(1,504)	(2,316)
Accounts payable	23,718	19,891
Other current liabilities	(3,561)	1,799
Other noncurrent liabilities	9,173	(4,956)
Net cash provided by operating activities	107,144	126,565

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(71,457)	(60,590)
Proceeds from dispositions of property and equipment	5,898	2,502
Insurance recoveries	203	—
Acquisitions of businesses, net of cash acquired	(47,564)	(10)
Net cash used in investing activities	(112,920)	(58,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(7,258)	(18,135)
Repayments of lease finance obligations	(5,367)	(4,797)
Other	(11)	(139)
Net cash used in financing activities	(12,636)	(23,071)
Net (decrease) increase in cash	(18,412)	45,396
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,637	169,880
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,225	$215,276
Cash paid during the period:
Interest	$56,480	$57,863
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$4,853	$ 458
Accrued purchases of property and equipment	$2,925	$4,742

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The Pantry

As of June 30, 2011, we operated 1,656 convenience stores located in Florida (403), North Carolina (378), South Carolina (276), Georgia (130), Alabama (112), Tennessee (100), Mississippi (97), Virginia (50), Kansas (43), Kentucky (28), Louisiana (27), Indiana (9) and Missouri (3). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 30, 2011, we operated 243 quick service restaurants within 237 of our locations and 276 of our stores included car wash facilities. As of June 30, 2011, we sold self-service fuel at 1,641 locations, of which 1,117 sold fuel under major oil company brand names including BP®, Chevron®, CITGO®, Texaco®, ExxonMobil®, Marathon®, Shell® and ConocoPhillips®.

The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries (references to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” mean The Pantry, Inc. and its subsidiaries). All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of June 30, 2011, and for the three and nine months ended June 30, 2011 and June 24, 2010 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 30, 2010 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Our results of operations for the three and nine months ended June 30, 2011 and June 24, 2010 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2011” refer to our current fiscal year, which ends on September 29, 2011 and references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2011 is a 52 week year. Fiscal 2010 was a 53 week year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications.  Fees associated with our senior credit facility previously included in general and administrative expenses are now included in interest expense, net.  Consistent with the presentation in our

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Annual Report on Form 10-K for the fiscal year ended September 30, 2010,  environmental remediation costs previously included in store operating expenses are now included in fuel cost of goods sold.  These changes were not material and had no impact on the condensed consolidated balance sheets or the condensed consolidated statements of cash flows for any of the periods presented.

Excise Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $217.9 million and $646.3 million for the three and nine months ended June 30, 2011, respectively, and $229.2 million and $666.4 million for the three and nine months ended June 24, 2010, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 30, 2011 and June 24, 2010, we have increased inventory by capitalizing fuel expansion variances of approximately $15.6 million and $10.9 million, respectively. At the end of any fiscal year, the entire variance is absorbed into cost of goods sold.

Income Tax Examination

We are subject to examination by various domestic taxing authorities.  The Internal Revenue Service is currently performing an examination of our U.S. federal income tax returns for 2008 and there are ongoing examinations by state taxing authorities for years beginning with 2007.  We believe our condensed consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This standard changes certain fair value measurement principles and enhances the disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

NOTE 2—ACQUISITIONS

We have generally focused on selectively acquiring convenience store chains within or contiguous to our existing market areas. Our ability to create synergies due to our relative size and geographic concentration contributes to a purchase price that has generally been in excess of the fair value of assets acquired and liabilities assumed, which has resulted in the recognition of goodwill.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the first nine months of fiscal 2011, we purchased one store in North Carolina and separately purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased from Presto operate under the Presto tradename. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand.

Following are the aggregate purchase price allocations for the stores acquired during the first nine months of fiscal 2011. Certain allocations are preliminary estimates based on available information and assumptions management believes to be reasonable. These values are subject to change until valuations have been finalized and management completes its fair value assessments. We do not expect any adjustments to the fair values of the assets and liabilities disclosed in the table below to have a material impact on our consolidated financial statements. The purchase price allocations were based on the estimated fair values on the dates of the acquisitions (amounts in thousands):

Assets acquired:
Inventories	$3,536
Property and equipment	20,693
Other noncurrent assets	66
Total assets	24,295
Liabilities assumed:
Deferred vendor rebates	1,009
Other noncurrent liabilities	2,393
Total liabilities	3,402
Net tangible assets acquired, net of cash	20,893
Trademark	2,180
Non-compete agreement	100
Goodwill	24,391
Total consideration paid, net of cash acquired	$47,564

Acquisition related costs incurred and expensed (amounts in thousands):
Professional, consulting and legal fees	$770
Other	531
Total	$1,301

We expect that goodwill associated with these transactions totaling $24.4 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share data):

	Nine Months Ended
	June 30, 2011	June 24, 2010
Total revenues	$5,992,794	$5,456,470
Net income (loss)	$7,024	$(171,794)
Earnings (loss) per share:
Basic	$0.31	$(7.70)
Diluted	$0.31	$(7.70)

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

    We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011, and determined in step one of the test that fair value exceeded book value by a significant amount.  As a result, no impairment charges related to goodwill or other intangible assets were recognized during the first nine months of fiscal 2011.

The following table reflects goodwill and other intangible asset balances as of September 30, 2010 and the activity thereafter through June 30, 2011 (amounts in thousands, except weighted-average life data):

	Unamortized	Amortized
	Goodwill	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	2.0	11.8	31.2
Gross balance at September 30, 2010	$403,193	$2,800	$1,395	$7,994
Acquisitions	24,391	2,180	—	100
Purchase accounting adjustment (1)	3,844	—	—	—
Gross balance at June 30, 2011	431,428	4,980	1,395	8,094
Accumulated amortization at September 30, 2010		(2,106)	(662)	(2,699)
Amortization		(1,239)	(100)	(279)
Accumulated amortization at June 30, 2011		(3,345)	(762)	(2,978)
Net book value	$431,428	$1,635	$633	$5,116

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The estimated future amortization expense for tradenames, customer agreements and non-compete agreements as of June 30, 2011 is as follows (amounts in thousands):

Fiscal Year Ending September:
2011	$400
2012	1,496
2013	637
2014	353
2015	326
Thereafter	4,172
Total estimated amortization expense	$7,384

NOTE 4— ASSET IMPAIRMENTS

During the first nine months of fiscal 2011 and 2010, we recorded the following asset impairments:

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

Tradenames.  In December 2009, management made a decision to discontinue the use of the Petro Express® tradename at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the east coast and that the vast majority of the stores were de-branded by the end of fiscal 2010. We determined fair value using a discounted cash flow model that incorporates the relief from royalty method and compared the fair value to the carrying amount to test for impairment.  As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the nine months ended June 24, 2010.

Land parcels.  In April 2011, management made a strategic decision to market certain land parcels for sale. As a result, we determined that the carrying values of some of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $2.0 million during the three and nine months ended June 30, 2011.  In December 2009, management made a strategic decision not to develop stores on certain land parcels that we own.  As a result, we determined that the carrying values of these land parcels would not be recoverable through estimated undiscounted future cash flows.  We estimated the fair value of these land parcels, and, based on these estimates, we recorded impairment charges related to land parcels of approximately $7.8 million during the nine months ended June 24, 2010.

Operating stores.  During each quarter of the nine months ended June 30, 2011 and June 24, 2010, we tested our operating stores for impairment.  For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any.  As a result of this testing, we recorded impairment charges related to operating stores of approximately $1.4 million during the three months ended June 30, 2011 and no impairment charges were recorded for the three months ended June 24, 2010. We recorded impairment charges of $2.2 million and $5.3 million for the nine months ended June 30, 2011 and June 24, 2010, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value.  Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.  The impairment charges recorded during the three and nine months ended June 30, 2011 and June 24, 2010 are presented in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Goodwill	$ —	$ 3,406	$ —	$ 230,820

Tradenames	$ —	$ —	$ —	$21,250
Land	1,972	—	1,972	7,769
Operating stores	1,448	—	2,245	5,299
Other impairments	$ 3,420	$ —	$ 4,217	$ 34,318

NOTE 5—LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2011	September 30, 2010
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$406,521	$413,740
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	247,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi- annually at 3.0%	109,768	109,768
Other notes payable; various interest rates and maturity dates	119	158
Total long-term debt	763,408	770,666
Less—current maturities	(4,282)	(6,321)
Less—unamortized debt discount	(7,508)	(11,325)
Long-term debt, net of current maturities and unamortized debt discount	$751,618	$753,020

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing senior credit facility. Our senior credit facility includes a $225.0 million six-year revolving credit facility and $406.5 million in outstanding term loan facilities.  In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facilities mature in May 2014.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Our borrowings under the term loans bear interest at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.  Our consolidated total leverage ratio was greater than 4.00 to 1.00 for the second quarter of fiscal 2011, so the applicable margins on our term loans during the third quarter of fiscal 2011 were 0.50% for base rate term loans and 1.75% for LIBOR rate term loans.

As of June 30, 2011, there were no outstanding borrowings under our revolving credit facility and we had approximately $109.1 million of standby letters of credit issued under the facility. As a result, we had approximately $115.9 million in available borrowing capacity under our revolving credit facility (approximately $10.9 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.19% on June 30, 2011.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries of which we currently have none. In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio(as defined in our credit agreement). Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of June 30, 2011, we were in compliance with these covenants and restrictions.

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

On August 8, 2011, we amended our credit agreement to increase the letter of credit limit under our $225.0 million six-year revolving credit facility to $160 million from $120 million.  The amendment also allows for amounts not used under our allowed restricted junior payments to be carried over to subsequent fiscal years and increases our ability to make asset sales in any four quarter period.  Costs incurred to complete the amendment were not material and will be amortized over the remaining life of the agreement.

Effective July 29, 2011, we entered into two swap arrangements with a combined notional amount of $100 million and a fixed pay rate of 0.945%.  These new swaps mature on May 15, 2014.

We have outstanding $247.0 million of our 7.75% senior subordinated notes due February 2014. Interest on the senior subordinated notes is payable semi-annually on February 15th and August 15th.

As of June 30, 2011, we had outstanding $109.8 million of convertible notes due November 2012. During fiscal 2010, we repurchased approximately $16.2 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $791 thousand. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of June 30, 2011, our closing stock price was $18.79. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

The fair value of our indebtedness approximated $760.3 million at June 30, 2011. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 6—STOCK COMPENSATION PLANS

During the first nine months of fiscal 2011, we granted options to purchase 83 thousand shares of our common stock at purchase prices equal to the fair market value of the underlying common stock on the date the options were granted. These options had an aggregate fair value of $611 thousand, which will be amortized to expense over the options’ requisite service periods. During the first nine months of fiscal 2011, we granted 135 thousand shares of restricted stock subject to time-based vesting conditions with an aggregate fair value of $2.3 million, which will be amortized over the requisite service period. During the first nine months of fiscal 2011, we granted 190 thousand shares of restricted stock subject to performance-based vesting conditions, with an aggregate fair value of $3.6 million, which will be amortized over the requisite service period. We recognized $658 thousand and $1.0 million in stock-based compensation expense in general and administrative expenses during the three months ended June 30, 2011 and June 24, 2010, respectively. We recognized $2.3 million  and $2.7 million  in stock-based compensation expense in general and administrative expenses during the nine months ended June 30, 2011 and June 24, 2010, respectively.

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Net income (loss)	$18,952	$18,018	$6,486	$(174,133)
Other comprehensive income (loss):
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $266, $339, $949 and $1,026, respectively)	418	533	1,493	1,614
Comprehensive income (loss)	$19,370	$18,551	$7,979	$(172,519)

The components of unrealized gains on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Unrealized losses on qualifying cash flow hedges	$(26)	$(264)	$(73)	$(1,078)
Reclassification adjustment recorded as an increase in interest expense	444	797	1,566	2,692
Net unrealized gains on qualifying cash flow hedges	$418	$533	$1,493	$1,614

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—INTEREST EXPENSE, NET AND LOSS ON EXTINGUISHMENT OF DEBT

The components of interest expense, net and loss on extinguishment of debt are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Interest on long-term debt, including amortization of deferred financing costs	$8,733	$8,824	$26,391	$25,938
Interest on lease finance obligations	11,045	10,894	32,677	32,641
Interest rate swap settlements	727	1,304	2,563	4,404
Amortization of convertible note discount	1,272	1,345	3,816	4,034
Miscellaneous	8	(12)	23	(2)
Subtotal: Interest expense	21,785	22,355	65,470	67,015
Interest income	(9)	(17)	(156)	(91)
Interest expense, net	21,776	22,338	65,314	66,924
Loss on extinguishment of debt	—	786	—	786
Total interest expense, net and loss on extinguishment of debt	$21,776	$23,124	$65,314	$67,710

The loss on extinguishment of debt for the three and nine months ended June 24, 2010 represents a loss on the repurchase of approximately $16.1 million in principal amount of our convertible notes.  The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs.

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

The following table reflects the calculation of basic and diluted earnings (loss) per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Net income (loss)	$18,952	$18,018	$6,486	$(174,133)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,501	22,359	22,453	22,321
Earnings (loss) per share—basic	$0.84	$0.81	$0.29	$(7.80)
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,501	22,359	22,453	22,321
Weighted-average potential dilutive shares outstanding	104	162	145	—
Weighted-average shares and potential dilutive shares outstanding	22,605	22,521	22,598	22,321
Earnings (loss) per share—diluted	$0.84	$0.80	$0.29	$(7.80)

Options to purchase shares of common stock and unvested restricted stock that were not included in the computation of diluted earnings per share, because their inclusion would have been antidilutive, were 825 thousand and 1.1 million for the three months ended June 30, 2011 and June 24, 2010, respectively, and 950 thousand and 1.3 million for the nine months ended June 30, 2011 and June 24, 2010, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of June 30, 2011, we were contingently liable for outstanding letters of credit in the amount of approximately $109.1 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in eight cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); two in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07) and (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the eight in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010.  In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff  Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  On May 25, 2011, a hearing was held on plaintiff’s motion for class

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

certification. At the conclusion of the hearing, the court requested further information from the parties, including information regarding the number of ascertainable putative class members and the potential impact on The Pantry if it were ultimately found liable. On July 25, 2011, the court, due to the need for the additional discovery, denied plaintiffs’ motion for class certification but granted the plaintiffs the right to file an amended motion for class certification on or before October 3, 2011. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether a class or classes will be certified; (ii) if a class or classes are certified, the identity and number of the putative class members; and (iii) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

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

Our Board of Directors has approved employment agreements for several of our executives, which create certain liabilities in the event of the termination of these executives, including termination following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 30, 2011, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2011, environmental reserves of approximately $5.8 million and $18.9 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 271 and 277 known contaminated sites as of June 30, 2011 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $17.5 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $7.2 million for remediation and related litigation. Also, as of June 30, 2011 and September 30, 2010, there were an additional 517 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of June 30, 2011, anticipated reimbursements of $17.6 million are recorded as other noncurrent assets and $8.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 30, 2011, deferred vendor rebates included unamortized liabilities associated with these payments of $20.3 million. As of September 30, 2010, deferred vendor rebates included unamortized liabilities associated with these payments of $10.2 million.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fuel Contractual Contingencies

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We did not meet the minimum volume requirement for the one-year period ending September 30, 2010; however, BP® agreed to waive the amount owed under the minimum volume guarantee. Based on current forecasts, we anticipate achieving the minimum volume requirements for the one-year period ended September 30, 2011.

Our Master Conversion Agreement with Marathon® provides that Marathon® will reimburse us for the costs incurred in converting certain convenience store locations to comply with Marathon® branding requirements, which costs will be amortized during the term of the Master Conversion Agreement. Our Product Supply Agreement and Guaranteed Supply Agreement with Marathon® requires us to purchase a minimum volume of a combination of Marathon® branded and unbranded gasoline and distillates, annually, to supply approximately 285 Marathon® branded outlets and approximately 320 unbranded outlets.  If we fail to purchase the annual minimum amounts, Marathon® has the right to terminate those agreements and receive the unamortized balance of the investment provided for under the Master Conversion Agreement.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using (in thousands)
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
	June 30, 2011	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instrument (1)	$(972)	—	$(972)	—

(1) Included in “Other accrued liabilities” in the accompanying condensed consolidated balance sheet.

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

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost.  With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 5—Long-Term Debt.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at June 30, 2011.

	Fair Value Measurements – Non-recurring Basis
	Land	Operating stores
For the three months ended June 30, 2011:
Fair value measurement	$10,371	$2,847
Carrying amount	12,343	4,295
Realized loss	$(1,972)	$(1,448)

For the nine months ended June 30, 2011:
Fair value measurement	$10,371	$5,574
Carrying amount	12,343	7,819
Realized loss	$(1,972)	$(2,245)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, costs and burdens of environmental remediation, anticipated capital expenditures, projected financial performance or financial position including liquidity, and expectations regarding re-modeling, re-branding, re-imaging or otherwise converting our stores are also forward-looking statements. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in crude oil and wholesale petroleum costs;

•	political conditions in crude oil producing regions and global demand;

•	changes in credit card expenses;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	legal, technological, political and scientific developments regarding climate change;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	federal and state regulation of tobacco products;

•	unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores;

•	financial leverage and debt covenants, including increases in interest rates;

•	federal and state environmental, tobacco and other laws and regulations;

•	dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting;

•	disruption of our IT systems; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 9, 2011. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net income for the third quarter of fiscal 2011 was $19.0 million, or $0.84 per diluted share, compared to net income of $18.0 million, or $0.80 per diluted share, in the third quarter of fiscal 2010.  Adjusted EBITDA for the third quarter of fiscal 2011 was $84.7 million compared to $84.6 million for the third quarter of fiscal 2010.  We were able to deliver this consistent year over year performance despite continued weakness in the U.S. economy and a 34% increase in our average gasoline retail price per gallon.  We believe the significant increase in the average retail price per gallon negatively impacted our retail fuel gallon volume.  We benefited from declining wholesale fuel costs during the latter part of the third quarter of fiscal 2011 which enabled us to realize a retail margin per gallon of $0.166 compared to $0.155 in the third quarter of fiscal 2010 and $0.137 in the second quarter of 2011.

During the third quarter of fiscal 2011, we completed the rollout of our Fresh initiative in the Birmingham, AL market.  This initiative is focused on each of our core food and beverage offerings including coffee, hot dogs, fountain and frozen beverages, sandwiches and bakery.  As of June 30, 2011 we have 150 stores converted and we are encouraged that the completed Fresh markets have outperformed the rest of the chain in terms of comparable store growth and increased mix of food service sales.  We anticipate having approximately 400 locations converted by the end of calendar year 2011.

We continued to focus on managing our cost structure.  Our store operating expenses in the third quarter of fiscal 2011 declined $3.0 million from the third quarter of fiscal 2010 and total store operating and general administrative expenses as a percentage of merchandise sales were 33.0% in the third quarter of fiscal 2011 compared to 33.3% in the third quarter of fiscal 2010.

We also made progress reducing debt (including lease finance obligations), net of cash and monetizing underperforming assets.  During the third quarter of fiscal 2011 we generated cash flow from operations of $96.6 million and reduced our net debt (including lease finance obligations) by $74.6 million.  One of our current initiatives is to actively market non-strategic assets, including underperforming stores and surplus properties, to allow us to further reduce leverage.

During the remainder of fiscal 2011 we intend to focus on the key initiatives outlined above which include managing our cost structure, leveraging our store operating and general and administrative expenses and reducing debt (including lease finance obligations), net of cash and divesting of underperforming assets.

Market and Industry Trends

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings.  Currently, 237 of our convenience stores offer quick service restaurants, and we have launched a company-wide Fresh initiative to improve breakfast, lunch and snack experiences in our stores.  We launched the program in fiscal 2010 and approximately 100 of our stores had the program implemented by the end of calendar year 2010. We plan to have the program implemented in approximately 25% of our stores by the end of calendar year 2011.

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

Oil and fuel prices will in all probability remain volatile and unpredictable.  During the third quarter of fiscal 2011, crude oil prices traded from a low of $91 per barrel on June 27, 2011 to a high of $114 per barrel on April 29, 2011. Prices began to rise the last week of February and continued upward through April.  Prices started falling in May, with the lowest prices during the quarter in June.  We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 30, 2011 and June 24, 2010 (dollars and gallons, except per gallon data, in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2011	June 24, 2010	June 30, 2011	June 24, 2010
Selected financial data:
Merchandise gross profit(1)	$159,988	$160,463	$445,500	$434,974
Merchandise margin	34.0%	34.2%	33.9%	33.6%
Retail fuel data:
Gallons (in millions)	478.7	514.3	1,414.4	1,499.9
Margin per gallon	$0.166	$0.155	$0.135	$0.134
Retail price per gallon	$3.69	$2.75	$3.25	$2.65
Total fuel gross profit (1) (2)	$80,094	$80,376	$192,674	$202,749
Comparable store data:
Merchandise sales increase (%)	(1.5%)	7.7%	0.5%	5.6%
Merchandise sales increase	$(7,123)	$32,619	$6,652	$66,251
Fuel gallons decrease (%)	(9.3%)	(5.6%)	(7.1%)	(4.1%)
Fuel gallons decrease	(47,580)	(29,600)	(105,574)	(62,078)
Number of stores:
End of period	1,656	1,642	1,656	1,642
Weighted-average store count	1,659	1,646	1,655	1,656

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.
(2)	We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 24, 2010

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $1.0 million is primarily attributable to merchandise revenue from stores acquired since the beginning of the third quarter of fiscal 2010 of $9.9 million, partially offset by lost merchandise revenue from stores closed since the beginning of the third quarter of fiscal 2010 of $5.5 million and a decrease in comparable store merchandise revenue of 1.5%, or $7.1 million.  The decrease in merchandise gross profit is primarily attributable to a 20 basis point decrease in gross margin as a result of promotional activity in our dispensed beverage category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $361.7 million is primarily attributable to the 34.3% increase in the average retail price per gallon to $3.69, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the third quarter of fiscal 2011 decreased 35.6 million gallons, or 6.9%, from the third quarter of fiscal 2010.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 47.6 million gallons and 4.0 million gallons lost from stores closed since the beginning of the third quarter of fiscal 2010, offset by the increase of 14.0 million gallons sold by stores acquired since the beginning of the third quarter of fiscal 2010.  The decrease in comparable store fuel gallons sold was primarily due to the significant year-over-year increase in retail prices, which negatively impacted miles driven in our markets, and our efforts to focus on fuel margin dollars which added pressure to our retail fuel volumes.

The decrease in fuel gross profit is primarily attributable to a decrease in total retail gallons sold offset by the 1.1 cent increase in retail gross profit per gallon to 16.6 cents for the third quarter of fiscal 2011 from 15.5 cents in the third quarter of fiscal 2010. Our retail gross profit per gallon benefitted from declining wholesale fuel costs in May and June, coupled with our continued efforts to maximize fuel margin dollars.  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.  We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 7.2 cents per retail gallon and 5.5 cents per retail gallon for the three months ended June 30, 2011 and June 24, 2010, respectively.

Store Operating. Store operating expenses for the third quarter of fiscal 2011 decreased $3.0 million, or 2.3%, from the third quarter of fiscal 2010.  The improvement was primarily attributable to lower labor costs driven by our continued efforts to better match employee staffing with expected customer traffic and favorable trends in medical expenses.

General and Administrative. General and administrative expenses for the third quarter of fiscal 2011 increased $2.2 million, or 9.4%, from the third quarter of fiscal 2010. The increase was primarily due to the impact of real estate gains recognized in the third quarter of fiscal 2010.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization.  Adjusted EBITDA for the third quarter of fiscal 2011 increased $96 thousand, or 0.1%, from the third quarter of fiscal 2010. This increase is primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. Historically, we have included lease payments we make under lease finance obligations as a reduction to EBITDA.  We are no longer adjusting EBITDA for payments made for lease finance obligations in order to provide a measure that management believes is more comparable to similarly titled measures used by other companies. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and field operations compensation targets.  Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (amounts in thousands):

	Three Months Ended
	June 30, 2011	June 24, 2010
Adjusted EBITDA	$84,744	$84,648
Impairment charges	(3,420)	(3,406)
Loss on debt extinguishment	—	(786)
Interest expense, net	(21,776)	(22,338)
Depreciation and amortization	(29,573)	(29,889)
Income tax expense	(11,023)	(10,211)
Net income	$18,952	$18,018

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	June 30, 2011	June 24, 2010
Adjusted EBITDA	$84,744	$84,648
Loss on debt extinguishment	—	(786)
Interest expense, net	(21,776)	(22,338)
Income tax expense	(11,023)	(10,211)
Stock-based compensation expense	658	1,010
Changes in operating assets and liabilities	30,837	30,541
Provision (benefit) for deferred income taxes	10,650	(2,942)
Other	2,554	3,552
Net cash provided by operating activities	$96,644	$83,474
Net cash used in investing activities	$(18,024)	$(28,992)
Net cash used in financing activities	$(3,036)	$(17,710)

Impairment Charges.  In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011 and fiscal 2010.  There were no goodwill impairment charges during the quarter ended June 30, 2011.  In the third quarter of fiscal 2010, we recorded an additional impairment charge of $3.4 million to increase our goodwill impairment charge that was recorded in the second quarter of fiscal 2010.  See Note 3—Goodwill and Other Intangible Assets and Note 4—Asset Impairments in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We recorded impairment charges related to operating stores and land of approximately $3.4 million for the quarter ended June 30, 2011.  There were no impairment charges related to operating stores and land recorded for the quarter ended June 24, 2010.  See Note 4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Depreciation and Amortization. Depreciation and amortization expenses for the third quarter of fiscal 2011 decreased $316 thousand, or 1.1%, from the third quarter of fiscal 2010.

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

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the third quarter of fiscal 2011 was $21.8 million compared to $22.3 million for the third quarter of fiscal 2010. This decrease is primarily due to lower weighted average outstanding borrowings.

Effective Tax Rate.  Our effective tax rate for the third quarter of fiscal 2011 was 36.8% compared to 36.2% in the third quarter of fiscal 2010.

Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 24, 2010

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $16.6 million is primarily attributable to merchandise revenue from stores acquired since the beginning of fiscal 2010 of $21.1 million, and an increase in comparable store merchandise revenue of 0.5%, or $6.7 million, partially offset by lost revenue from stores closed since the beginning of 2010 of $16.7 million. The increase in merchandise gross profit is primarily attributable to a 30 basis point increase in merchandise gross margin to 33.9% for the first nine months of fiscal 2011 compared to 33.6% for the first nine months of fiscal 2010.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $631.8 million is primarily attributable to the 22.5% increase in the average retail price per gallon to $3.25, partially offset by a decrease in fuel gallons sold.  Retail fuel gallons sold for the first nine months of fiscal 2011 decreased 85.5 million gallons, or 5.7%, from the first nine months of fiscal 2010.  The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 105.6 million gallons, or 7.1%, and lost gallons sold of 11.3 million from closed stores since the beginning of 2010, offset by the increase of 31.9 million gallons sold by stores acquired since the beginning of fiscal 2010.  We believe the decrease in comparable store fuel gallons sold was primarily due to the significant year-over-year increase in the average retail price per gallon and our efforts to focus on gross profit dollars which added pressure to our retail fuel volume.

The decrease in fuel gross profit is primarily attributable to the decrease in gallons sold and the increase in credit card processing fees, offset by the increase in retail gross profit per gallon to 13.5 cents for the first nine months of fiscal 2011 from 13.4 cents in the first nine months of fiscal 2010. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.  We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.  These fees totaled 6.4 cents per retail gallon and 5.2 cents per retail gallon for the nine months ended June 30, 2011 and June 24, 2010, respectively.

Store Operating. Store operating expenses for the first nine months of fiscal 2011 decreased $4.5 million, or 1.2%, from the first nine months of fiscal 2010.  The improvement was driven by lower labor and facilities costs, partially offset by increased advertising expenses to support the Fresh initiative.  The reduction in labor was driven by our continued efforts to better match employee staffing with expected customer traffic driven and favorable trends in medical expenses.

General and Administrative. General and administrative expenses for the first nine months of fiscal 2011 increased $10.6 million or 15.0%, from the first nine months of fiscal 2010. The increase was due primarily to additional personnel investments in marketing and information technology, increased advertising expenses and expenses associated with the acquisition of 47 stores from Presto in the first quarter of fiscal 2011, plus the impact of real estate gains recognized in the nine months ended June 24, 2010.

Adjusted EBITDA. Adjusted EBITDA for the first nine months of fiscal 2011 decreased $5.7 million, or 3.3%, from the first nine months of fiscal 2010.  This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income (loss) (amounts in thousands):

	Nine Months Ended
	June 30, 2011	June 24, 2010
Adjusted EBITDA	$167,355	$173,007
Impairment charges	(4,217)	(265,138)
Loss on debt extinguishment	—	(786)
Interest expense, net	(65,314)	(66,924)
Depreciation and amortization	(87,760)	(89,472)
Income tax (expense) benefit	(3,578)	75,180
Net income (loss)	$6,486	$(174,133)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities (amounts in thousands):

	Nine Months Ended
	June 30, 2011	June 24, 2010
Adjusted EBITDA	$167,355	$173,007
Loss on debt extinguishment	—	(786)
Interest expense, net	(65,314)	(66,924)
Income tax (expense) benefit	(3,578)	75,180
Stock-based compensation expense	2,344	2,747
Changes in operating assets and liabilities	(23,257)	6,503
Provision (benefit) for deferred income taxes	22,864	(72,128)
Other	6,730	8,966
Net cash provided by operating activities	$107,144	$126,565
Net cash used in investing activities	$(112,920)	$(58,098)
Net cash used in financing activities	$(12,636)	$(23,071)

Depreciation and Amortization. Depreciation and amortization expenses for the first nine months of fiscal 2011 decreased $1.7 million, or 1.9%, from the first nine months of fiscal 2010. The decrease is primarily due to accelerating depreciable lives of certain assets in our first quarter of fiscal 2010 related to the re-imaging of several of our Chevron branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.  In accordance with accounting guidance and consistent with prior years, we conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011 and fiscal 2010.  Based on this testing, there were no goodwill impairment charges during the nine months ended June 30, 2011.  During the nine months ended June 24, 2010, we concluded that the carrying value of our goodwill exceeded its implied fair value and therefore recorded a non-cash pre-tax impairment charge of $230.8 million. See Note 3—Goodwill and Other Intangible Assets and Note 4—Asset Impairments in “Part I Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

There were no tradename impairments during the nine months ended June 30, 2011. During the nine months ended June 24, 2010, we performed interim impairment testing of our Petro Express® tradename due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write off the carrying value of the tradename of approximately $21.3 million.. See Note 4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

In April 2011, management made a strategic decision to market certain land parcels and operating stores for sale. As a result,, we recorded impairment charges related to land parcels of approximately $2.0  million during the nine months ended June 30, 2011. In December 2009, management made a strategic decision not to develop stores on certain land parcels owned by the Company.  As a result, we recorded impairment charges related to land parcels of approximately $7.8 million during the nine months ended June 24, 2010. See Note 4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. As a result, we recorded impairment charges related to operating stores of approximately $2.2 million and $5.3 million during the nine months ended June 30, 2011 and June 24, 2010, respectively. See Note 4—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

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

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first nine months of fiscal 2011 was $65.3 million compared to $66.9 million for the first nine months of fiscal 2010.  This decline is primarily due to lower weighted average outstanding borrowings.

Effective Tax Rate.  Our effective tax rate for the first nine months of fiscal 2011 was 35.6% compared to 30.2% in the first nine months of fiscal 2010.  The change is due to the impact of goodwill and other impairment charges on our effective rate in the first nine months of fiscal 2010.

Liquidity and Capital Resources

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first nine months of fiscal 2011.  Our working capital as of June 30, 2011 was $221.7 million. Changes in working capital represented a use of cash of approximately $30.9 million in the first nine months of fiscal 2011 compared to a provision of cash of $13.8 million in the first nine months of fiscal 2010.  The change in working capital was primarily due to increases in receivables and inventories as a result of rising fuel prices.  We did not realize a corresponding increase in gasoline payables due to a decline in our days payables outstanding as a result of a shift in our current suppliers.  Cash provided by operating activities decreased to $107.1million for the first nine months of fiscal 2011 compared to $126.6 million for the first nine months of fiscal 2010. The decrease in cash flow from operations is primarily due to the change in working capital discussed above. We had $182.2 million of cash and cash equivalents on hand at June 30, 2011.

Cash Flows from Investing Activities. Capital expenditures (excluding accrued purchases and acquisitions) for the first nine months of fiscal 2011 were $71.5 million.  Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2011 will be approximately $100.0 million.  During the first nine months of fiscal 2011, we purchased 48 stores using available cash on hand.  Total consideration paid, net of cash acquired was $47.6 million.

Cash Flows from Financing Activities. For the first nine months of fiscal 2011, net cash used in financing activities was $12.6 million, of which $7.3 million was used to repay long-term debt and $5.4 million was used to repay lease finance obligations.  As of June 30, 2011, our debt consisted primarily of $406.5 million in loans under our senior credit facility, $247.0 million of outstanding senior subordinated notes and $109.8 million of outstanding convertible notes. As of June 30, 2011, we also had outstanding $456.8 million of lease finance obligations.

Senior Credit Facility. We have outstanding $406.5 million of our senior credit facility with interest payable monthly and principal payments due in quarterly installments through May 2014. The senior credit facility bears interest at an annual rate of LIBOR plus 1.75%.  Our Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our senior credit facility, includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million initial term loan facility and (iii) a $100.0 million delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or repurchasing certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $120.0 million of the revolving credit facility is available as a letter of credit sub-facility.

During the first nine months, we had no borrowings under our revolving credit facility and as of June 30, 2011 approximately $109.1 million of standby letters of credit had been issued. As of June 30, 2011, we had approximately $115.9 million in available borrowing capacity under the revolving credit facility (approximately $10.9 million of which was available for issuances of letters of credit).  As of June 30, 2011, we were in compliance with all covenants and restrictions under the senior credit facility.

On August 8, 2011, we amended our credit agreement to increase the letter of credit limit under our revolving credit facility to $160 million from $120 million.  The amendment also allows for amounts not used under our allowed restricted junior payments to be carried over to subsequent fiscal years and increases our ability to make asset sales in any four quarter period.  Costs incurred to complete the amendment were not material and will be amortized over the remaining life of the agreement.

Senior Subordinated Notes. We have outstanding $247.0 million of our senior subordinated notes due February 15, 2014. The senior subordinated notes bear interest at an annual rate of 7.75%, payable semi-annually on February 15th and August 15th of each year.

Senior Subordinated Convertible Notes. We have outstanding $109.8 million of our convertible notes due November 2012.  The senior subordinated convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

Shareholders’ Equity. As of June 30, 2011, our shareholders’ equity totaled $319.3 million. The $11.2 million increase from September 30, 2010 is primarily attributable to the net income in the first nine months of fiscal 2011 of $6.5 million, $3.2 million increase in additional paid-in capital and $1.5 million increase in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation expense and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations at least for the next 12 months. As of June 30, 2011, we had approximately $115.9 million in available borrowing capacity under our revolving credit facility, approximately $10.9 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

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

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard changes certain fair value measurement principles and enhances the disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we consider our policies on insurance liabilities, long-lived assets and closed stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the nine months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 30, 2011, including applicable interest rates, are discussed in “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at June 30, 2011. Fair values have been determined based on quoted market prices as of June 30, 2011.

Expected Maturity Date
as of June 30, 2011
(Dollars in thousands)
	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Total	Fair Value
Long-term debt (fixed rate)	$13	$56	$109,818	$247,000	$ —	$356,887	$356,270
Weighted-average interest rate	6.29%	6.29%	7.50%	7.75%	—	6.85%
Long-term debt (variable rate)	$ —	$4,227	$4,227	$398,067	$ —	$406,521	$403,980
Weighted-average interest rate	2.65%	2.00%	1.94%	1.94%	—	2.03%

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 30, 2011, the interest rate on approximately 59.8% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 64.5% at September 30, 2010. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 30, 2011 would be to change interest expense by approximately $3.1 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)
	June 30, 2011	September 30, 2010
Notional principal amount	$100,000	$140,000
Weighted-average fixed pay rate	3.09%	3.12%
Weighted-average variable receive rate	0.16%	0.47%
Weighted-average years to maturity	0.34	0.87

As of June 30, 2011, the fair value of our swap agreement represented a net liability of $972 thousand.  Effective July 29, 2011, we entered into two swap arrangements with a combined notional amount of $100 million and a fixed pay rate of 0.945%.  These new swaps mature on May 15, 2014.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. To date, we have been named as a defendant in eight cases: one in Florida (Cozza, et al. v. Murphy Oil USA, Inc. et al., S.D. Fla., No. 9:07-cv-80156-DMM, filed 2/16/07); one in Delaware (Becker, et al. v. Marathon Petroleum Company LLC, et al., D. Del., No. 1:07-cv-00136, filed 3/7/07); one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); two in Alabama (Snable, et al. v. Murphy Oil USA, Inc., et al., N.D. Ala., No. 7:07-cv-00535-LSC, filed 3/26/07) and (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including the eight in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.  A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010.  In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages.  Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W).  On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals.  The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g).  Plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing the first four and last four digits of their credit and/or debit card numbers.  Plaintiff  Enger McConnell seeks to represent a subclass of those class members as to whom The Pantry printed receipts containing all digits of their credit and/or debit card numbers.  The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.  On May 25, 2011, a hearing was held on plaintiff’s motion for class certification. At the conclusion of the hearing, the court requested further information from the parties, including information regarding the number of ascertainable putative class members and the potential impact on The Pantry if it were ultimately found liable. On July 25, 2011, the court, due to the need for the additional discovery, denied plaintiffs’ motion for class certification but granted the plaintiffs the right to file an amended motion for class certification on or before October 3, 2011. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether a class or classes will be certified; (ii) if a class or classes are certified, the identity and number of the putative class members; and (iii) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations, cash flows and prospects.

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

Market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.  Since fiscal 2009, we have experienced periodic per store sales declines in both fuel and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both fuel and merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2011, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of June 30, 2011, the availability under our revolving credit facility for borrowing was approximately $115.9 million (approximately $10.9 million of which was available for issuance of letters of credit).

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

We cannot assure you; however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our failure to fund indebtedness obligations at any time could constitute an event of default under the instruments governing such indebtedness, which would likely trigger a cross-default under our other outstanding debt.

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

We are subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of fuel, alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Pending or future litigation could adversely affect our financial condition, results of operations and cash flows.

We are from time to time party to various legal actions in the course of our business and an adverse outcome in such litigation could adversely affect or business, financial condition and results of operations.

Litigation and publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Convenience store businesses and other food service operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Handling fresh food by our workforce increases the risk of food borne illness which could result in litigation and reputational damage. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of August 4, 2011, there were 22,943,143 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Provisions in our certificate of incorporation and our bylaws and applicable provisions of the Delaware General Corporation Law may make it difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our certificate of incorporation and bylaws:

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

There were no sales of unregistered securities during the third quarter of fiscal 2011.

There were no repurchases during the third quarter of fiscal 2011 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1	Employment Agreement dated July 1, 2011 by and between Thomas D. Carney and The Pantry
10.2	First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo® Petroleum Corporation dated April 6, 2011
10.3	Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011
10.4	Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.
By:	/s/ Mark R. Bierley
Mark R. Bierley
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)
Date:	August 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement dated July 1, 2011 by and between Thomas D. Carney and The Pantry
10.2	First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo® Petroleum Corporation dated April 6, 2011
10.3	Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011
10.4	Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.